Form 10-Q
period 1995-04-01
AMERICAN BILTRITE INC
filed 1995-05-12
CIK 4611

                             FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934



For Quarter Ended     April 1, 1995     Commission File Number  1-4773
                 -----------------------                      ---------



                        American Biltrite Inc.
- -------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                                       04-1701350
- --------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

   57 River Street      Wellesley Hills, Massachusetts               02181
- --------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            617-237-6655
                                                  ------------------------

                                None
- --------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


          Class                               Outstanding at May 8, 1995
- --------------------------               ------------------------------------
Common Stock, no par value                         3,573,122 shares

                                  FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                     ($000)

                                              April 1,   December 31,
                                                1995         1994
                                              --------   ------------

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                    $  5,587       $  4,883
 Short-term investments                         14,000          4,295
 Accounts receivable, net                       39,559         12,664
 Inventories                                    75,421         19,304
 Deferred income taxes                           4,936          1,798
 Prepaid expenses & other current assets         2,709          1,391
                                              --------       --------

   TOTAL CURRENT ASSETS                        142,212         44,335

Property, plant and equipment, net              98,229         26,801
Investments in associated companies              1,662         10,228
Goodwill, net                                   13,439
Deferred income taxes                           16,274
Other assets                                     9,336          1,440
                                              --------       --------
                                              $281,152       $ 82,804
                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                             $ 24,450       $  8,692
 Accrued expenses                               33,913          8,016
 Income taxes payable                            4,133          1,144
 Current portion of long-term debt               2,106          2,094
                                              --------       --------

   TOTAL CURRENT LIABILITIES                    64,602         19,946

Long-term debt                                  92,053          2,094
Pensions                                        14,766          2,582
Deferred income taxes                           15,794          3,296
Accrued postretirement benefit obligation       10,755
Other liabilities                               20,139            765
Majority interest                                9,360

STOCKHOLDERS' EQUITY
 Common stock                                   18,997         18,997
 Retained earnings                              49,063         49,644
 Equity adjustment from translation             (2,305)        (2,437)
 Less cost of shares in treasury               (12,072)       (12,083)
                                              --------       --------
                                                53,683         54,121
                                              --------       --------
                                             $ 281,152       $ 82,804
                                             =========       ========

See accompanying notes to consolidated condensed financial statements.

                                  FORM 10-Q

                       PART I.   FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                                    ($000)

                                                Three Months Ended
                                              April 1,      April 2,
                                                1995          1994
                                              --------      --------
Net sales                                     $89,691       $24,722
Interest and other income                       2,267           127
                                              -------       -------
                                               91,958        24,849

Costs and expenses:
 Cost of products sold                         62,162        17,905
 Selling, general and administrative
  expenses                                     21,679         5,577
 Interest                                       2,156           159
                                              -------       -------
                                               85,997        23,641
                                              -------       -------

 EARNINGS BEFORE INCOME TAXES AND
   OTHER ITEMS                                  5,961         1,208

Provision for income taxes                      2,531           465
Majority interest                               1,411
Equity in income of joint venture                               705
                                                            -------

          NET EARNINGS                       $  2,019      $  1,448
                                             ========      ========
 Primary and fully diluted
  earnings per common share                  $    .53      $    .39
                                             ========      ========

Dividends declared per common share          $  .0625      $ .01875
                                             ========      ========

See accompanying notes to consolidated condensed financial statements.

                                  FORM 10-Q

                       PART I.   FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                    ($000)

                                                   Three Months Ended
                                                  April  1,   April  2,
                                                    1995        1994
                                                 ----------   ---------
OPERATING ACTIVITIES
 Net income                                        $  2,019     $ 1,448
 Adjustments to reconcile net income to net
  cash used by operating activities:
    Depreciation and amortization                     2,878         649
    Equity in earnings of joint venture                            (705)
    Accounts receivable                              (9,986)       (541)
    Inventory                                        (8,900)       (370)
    Prepaid expenses and other current assets          (236)       (280)
    Accounts payable and accrued expenses            (8,854)       (574)
    Majority interest                                 1,411
    Other                                             1,202        (329)
                                                   --------     -------

  NET CASH USED BY OPERATING ACTIVITIES             (20,466)       (702)
                                                   --------     -------

INVESTING ACTIVITIES
 Investment in property, plant and equipment         (2,223)       (863)
 Sale of short-term investments, net                 14,295
 Preferred stock redemption                                       5,000
 Preferred stock dividends                                          404
                                                   --------     -------

  NET CASH PROVIDED BY INVESTING ACTIVITIES          12,072       4,541
                                                   --------     -------

FINANCING ACTIVITIES
 Payment on long-term borrowings                        (29)        (45)
 Payment on short-term borrowings                                (1,000)
 Payment of equity offering costs                      (732)
 Net proceeds from Congoleum equity offering         56,219
 Purchase of Congoleum Class B shares               (60,450)
 Purchase of treasury shares                                         (2)
 Proceeds from exercise of stock options                 11
 Dividends paid                                        (223)        (67)
                                                   --------     -------

  NET CASH USED BY FINANCING ACTIVITIES              (5,204)     (1,114)

Effect of foreign exchange                             (516)       (220)
                                                   --------     -------

  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      (14,114)      2,505

Cash and cash equivalents at beginning of
 period (including Congoleum Corporation
 in 1995)                                            19,701       8,528
                                                   --------     -------

  CASH AND CASH EQUIVALENTS AT END OF
   QUARTER                                         $  5,587     $11,033
                                                   ========     =======


See accompanying notes to consolidated condensed financial statements.

                               FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 1, 1995

  Note A - Basis of Presentation
  ------------------------------
  The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") and for 1995, Congoleum Corporation, over which the Company obtained voting control in 1995 (see Note C) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

  Note B - Inventories
  --------------------
  Inventory at April 1, 1995 and December 31, 1994 consisted of the following:

                                          April 1,     December 31,
                                            1995           1994
                                          ---------    ------------
                                                  ($000)
      Finished goods                      $49,197       $ 7,608
      Work-in-process                      12,756         5,791
      Raw materials and supplies           13,468         5,905
                                          -------       -------
                                          $75,421       $19,304
                                          =======       =======

  Congoleum Corporation total inventory at April 1, 1995 was $53,640.

  Note C - Investment in Congoleum Corporation
  --------------------------------------------
  On February 8, 1995, Congoleum Corporation completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share and implemented a Plan of Repurchase, pursuant to which its two-tiered holding company ownership structure was eliminated through the merger of Congoleum Holdings with and into Congoleum Corporation, with Congoleum Corporation as the surviving corporation. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% ownership, however, the new shares represent 57% of the voting shares of Congoleum, giving ABI majority voting control. Accordingly, Congoleum's assets, liabilities, results of operations and cash flows have been consolidated in the financial statements of ABI, using Congoleum's historical cost, as if voting control was obtained on January 1, 1995. In connection with Congoleum's stock issuance and

                                  FORM 10-Q

                        PART I.    FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 1, 1995

  Note C - Investment in Congoleum Corporation (continued)
  -------------------------------------------------------
  repurchase, ABI charged $2,377,000 to retained earnings to reflect the reduction in the equity of Congoleum. In 1994, the investment in Congoleum was accounted for using the equity method.

  Below is a comparison of the unaudited results of operations for the quarter ended April 1, 1995 with the unaudited pro forma results of operations for the quarter ended April 2, 1994 which give effect to the change in voting control as if it had occurred on January 1, 1994. The pro forma financial statements are presented for informational purposes and are not necessarily indicative of either the results of operations that would have occurred had the change in voting control occurred at the beginning of the period presented or the future results of operations.


                                                            Three Months Ended
                                                                     Pro Forma
                                                           April 1,   April 2,
                                                             1995       1994
                                                           --------  ----------
                                                                  ($000)

    Net sales                                              $ 89,691    $83,557
    Interest and other income                                 2,267        230
                                                           --------    -------
                                                             91,958     83,787
    Costs and expenses:
     Cost of products sold                                   62,162     57,283
     Selling, general and administrative
      expenses                                               21,679     20,524
     Interest                                                 2,156      2,000
                                                           --------    -------
                                                             85,997     79,807
                                                           --------    -------
     EARNINGS BEFORE INCOME TAXES                             5,961      3,980
    Provision for income taxes                                2,531      1,590
    Majority interest                                         1,411        942
                                                           --------    -------
         NET EARNINGS                                      $  2,019    $ 1,448
                                                           ========    =======


  Key financial information of Congoleum as of April 1, 1995 follows:

   Major components of property, plant and equipment ($000):

       Land and improvements                                    $  2,960
       Buildings                                                  23,314
       Machinery and equipment                                   100,011
       Construction-in-progress                                    8,463
                                                                --------
                                                                 134,748
       Less accumulated depreciation                              63,374
                                                                --------
                                                                $ 71,374
                                                                ========

   Other liabilities consist of:
       Environmental remediation and
        product-related liabilities                             $  8,819
       Accrued worker's compensation
        claims                                                     4,310
       Restructuring and integration
        liabilities                                                3,147
          Other                                                    1,950
                                                                --------
                                                                $ 18,226
                                                                ========

                                   FORM 10-Q

                        PART I.    FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 1, 1995




  Note C - Investment in Congoleum Corporation  (continued)
  --------------------------------------------------------
  On April 1, 1995, Congoleum had $90 million of Senior Notes due 2001 from a public offering made on February 1, 1994. The Senior Notes, issued at par, bear interest at 9.0%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on and after February 1, 1998 at a predetermined redemption price (ranging from 103% to 100%), plus accrued and unpaid interest to the date of redemption. On or before the third anniversary of the issuance of the Senior Notes, Congoleum may redeem up to 25% of the aggregate principal amount of the Senior Notes originally issued at a redemption price of 108%, plus accrued and unpaid interest to the date of redemption.


  Note D - Commitments and Contingencies
  --------------------------------------
  ABI and Congoleum have recorded what they believe are adequate provisions for their respective environmental remediation and product-related liabilities, including for Congoleum, provisions for testing for potential remediation of conditions at its own facilities. While each company believes that its estimate of the future amount of these liabilities is reasonable, and that the costs of these liabilities will be paid over a period of several years, the timing and amount of such payments may differ significantly from the companies' assumptions.

                                FORM 10-Q

                    PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
                MANAGEMENTS' DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             April 1, 1995


  Results of Operations
  ---------------------

  The comments that follow compare the first quarter 1995 results of operations of ABI which include Congoleum Corporation with consolidated proforma results of operations for both companies for the first quarter of 1994. Due to the change in voting control that occurred in February 1995, ABI has majority voting control and is consolidating 1995 results of operations as if voting control occurred at the beginning of the year. ABI's investment in Congoleum was previously accounted for on the equity method. Refer to Note C of the Notes to Consolidated Condensed Financial Statements for the comparison of results of operations for the first quarter of 1995 and 1994.

  Net sales for the first quarter of 1995 were $89,691,000, reflecting an increase of $6,134,000 or 7% over last year's first quarter sales of $83,557,000. At ABI, sales volume increases together with nominal selling price increases were experienced in both Tape operations and the Canadian division. At Congoleum, sales also increased benefiting from improved sales of products for manufactured housing and commercial tile, the introduction of two new products (Futura/TM/ sheet vinyl and Forum/(R)/ wood plank), and an average 3.5% list price increase effective January 1, 1995. These increases helped to offset sales declines in mid to low-priced residential sheet and tile product lines.

  Interest and other income increased by $2,037,000 over last year. Approximately $900,000 of income was recognized from an incentive payment made by Hillside Industries to ABI in consideration of ABI's agreement to enter into the transaction contemplated by Congoleum's initial public offering of Common Stock in February 1995. At Congoleum, in the 1994 first quarter, approximately $600,000 of expense was incurred for a prepayment fee associated with the retirement of certain debt. Congoleum generated approximately $350,000 more interest income in the current quarter than in the 1994 first quarter.

  Cost of products sold as a percentage of sales increased to 69.3% in 1995 from 68.6% last year. At Congoleum, the percentages were the same for both the current quarter and last year due to raw material cost increases being offset by selling price increases. At ABI, cost increases reduced margins in that selling price increases did not cover the substantial increase in the cost of raw materials, particularly paper, latex, aluminum, natural rubber and polymers to name a few.

                                  FORM 10-Q

                        PART I.    FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 April 1, 1995

  Selling, general and administrative expenses as a percentage of sales decreased slightly to 24.2% in the current quarter from 24.6% last year. At Congoleum, increased costs for data processing systems and quality improvements were more than offset by savings in employee benefit costs resulting from a change in insurance carriers and lower selling expenses. At ABI, expense levels were higher than last year's first quarter due to increased Corporate administrative expenses.

  The effective tax rate in the current quarter is 42.5% compared to 40.0% last year. The difference is due to a higher estimated tax rate used by Congoleum in 1995. Congoleum's current quarter effective tax rate is comparable to the effective tax rate for the full year 1994, which was higher than the effective tax rate for the first quarter 1994.

  Liquidity and Capital Resources
  -------------------------------

  The ratio of current assets to current liabilities was 2.2 at the end of the 1995 first quarter. At December 31, 1994, ABI's current ratio was also 2.2 to 1 and Congoleum's was 2.0 to 1. Long-term debt at the end of the current quarter was $94,159,000, of which $90,000,000 pertains to Congoleum and has no recourse to ABI. Net cash used by operating activities in 1995's first quarter amounted to $20,466,000, the major portion of which was used by Congoleum. Increases in receivables reflected seasonal sales growth, while inventory grew as a result of seasonal factors, cost increases and new product introductions. Accounts payable and accrued expenses reflect reductions from their year end 1994 levels. During the first three months of 1995, the Company invested $2,223,000 in new plant and equipment and depreciation expense was $2,621,000. Cash requirements for capital expenditures, working capital, debt service and for the current authorization of $7,200,000 to purchase ABI Common Stock, are expected to be financed from funds presently available and from existing lines of credit which at ABI are presently $25,000,000 and at Congoleum are $30,000,000.

  On May 4, 1995, the Directors of ABI raised the quarterly cash dividend from $.0625 to $.0875 per share. The Company also announced it has reached an agreement with K&M Associates L.P., a national jewelry supplier in which ABI has had a partnership investment since 1983, to purchase the remainder of K&M over a period of several years. A Form 8-K will be filed with the Commission within the required time period.

                                   FORM 10-Q

                          PART II.   OTHER INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                 April 1, 1995



  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------


  (a)   Exhibits
        --------

        The following exhibit is included herein:

        (11)  Statement re: computation of earnings per share

  (b)   Reports on Form 8-K
        -------------------

        There were no reports on Form 8-K filed for the three months ended April 1, 1995.



                              SIGNATURE
                              ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AMERICAN BILTRITE INC.
                                          ----------------------
                                               (Registrant)



  Date:  May 10, 1995                  BY: /s/ Gilbert K. Gailius
                                          ---------------------------
                                           Gilbert K. Gailius
                                           Vice President-Finance

                                  FORM 10-Q
                         PART II.   OTHER INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                April 1, 1995



Item 6.   Exhibits
- ------------------

     (11)  STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                               Three Months Ended
                                        April 1,                 April 2,
                                          1995                     1994
                                        --------                 --------
                                     (000's omitted, except per share data)

Primary:

 Average shares outstanding               3,572                     3,558


 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using average market price                247                       190
                                         ------                    ------


               Totals                     3,819                     3,748
                                         ======                    ======

 Net income                              $2,019                    $1,448
                                         ======                    ======

 Per share amount                        $  .53                    $  .39
                                         ======                    ======

Fully diluted:

 Average shares outstanding               3,572                     3,558

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using quarter-end market
  price                                     247                       192
                                         ------                    ------

               Totals                     3,819                     3,750
                                         ======                    ======

 Net income                              $2,019                    $1,448
                                         ======                    ======

 Per share amount                        $  .53                    $  .39
                                         ======                    ======
