Form 10-Q
period 1995-07-01
AMERICAN BILTRITE INC
filed 1995-08-14
CIK 4611

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For Quarter Ended          July 1, 1995         Commission File Number  1-4773
                 -------------------------------                      ---------


                            American Biltrite Inc.
 -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                         04-1701350
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification No.)

   57 River Street          Wellesley Hills, Massachusetts             02181
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code          617-237-6655
                                                  ------------------------------


                                     None
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No_____
   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


             Class                              Outstanding at August 10, 1995
--------------------------------             -----------------------------------
    Common Stock, no par value                         3,606,534 shares

                                   FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                    ($000)

                                             July   1,    December 31,
                                               1995           1994
                                             ---------    ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                   $ 19,919       $  4,883
 Short-term investments                        12,500          4,295
 Accounts receivable, net                      43,310         12,664
 Inventories                                   93,970         19,304
 Deferred income taxes                          4,936          1,798
 Prepaid expenses & other current assets        2,202          1,391
                                             --------       --------

   TOTAL CURRENT ASSETS                       176,837         44,335

Property, plant and equipment, net            100,176         26,801
Investments in associated companies             1,100         10,228
Goodwill, net                                  22,900
Deferred income taxes                          16,274
Other assets                                    9,811          1,440
                                             --------       --------
                                             $327,098       $ 82,804
                                             ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks                      $ 16,000
 Accounts payable                              27,409       $  8,692
 Accrued expenses                              46,125          8,016
 Income taxes payable                           3,552          1,144
 Current portion of long-term debt              5,968          2,094
                                             --------       --------

   TOTAL CURRENT LIABILITIES                   99,054         19,946

Long-term debt                                 97,307          2,094
Pensions                                       14,766          2,582
Deferred income taxes                          15,979          3,296
Accrued postretirement benefit obligation      10,755
Other liabilities                              20,693            765
Interests attributable to outside parties      11,830

STOCKHOLDERS' EQUITY
 Common stock                                  18,997         18,997
 Retained earnings                             50,874         49,644
 Equity adjustment from translation            (2,041)        (2,437)
 Less cost of shares in treasury              (11,116)       (12,083)
                                             --------       --------
                                               56,714         54,121
                                             --------       --------
                                             $327,098       $ 82,804
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.

                                   FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                                    ($000)

                                            Three Months Ended      Six Months Ended
                                         July   1,   July   2,  July   1,  July   2,
                                            1995        1994       1995       1994
                                         --------    --------   ---------  --------

Net sales                                $101,289    $ 27,823   $ 190,980  $  52,545
Interest and other income                   1,175         765       3,442        892
                                          -------     -------    --------   --------
                                          102,464      28,588     194,422     53,437
                                          -------     -------    --------   --------

Costs and expenses:
  Cost of products sold                    69,559      19,930     131,721     37,835
  Selling, general and
   administrative expenses                 23,089       5,869      44,768     11,446
  Interest                                  2,789         173       4,945        332
                                          -------      ------     -------     ------
                                           95,437      25,972     181,434     49,613
                                          -------      ------     -------     ------

  EARNINGS BEFORE INCOME TAXES
    AND OTHER ITEMS                         7,027       2,616      12,988      3,824

Provision for income taxes                  3,118       1,007       5,649      1,472
Interests attributable to
  outside parties                          (1,782)                 (3,193)
Equity in income of joint
  venture                                               2,022                  2,727
                                          --------    -------     -------    -------

     NET EARNINGS                        $  2,127    $  3,631   $   4,146  $   5,079
                                          ========    =======     =======   ========

Earnings per share:
  Primary                                $    .56    $    .97   $    1.09  $    1.35
  Fully diluted                          $    .56    $    .96   $    1.09  $    1.35

Dividends declared per
 common share                            $  .0875    $  .0375   $     .15  $  .05625

See accompanying notes to consolidated condensed financial statements.

                                   FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                    ($000)

                                                     Six Months Ended
                                                    July  1,   July  2,
                                                     1995        1994
                                                   ---------  --------

OPERATING ACTIVITIES
 Net earnings                                      $  4,146   $  5,079
 Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
    Depreciation and amortization                     5,894      1,315
    Equity in earnings of joint venture                         (2,727)
    Accounts and notes receivable                    (5,328)    (2,105)
    Inventories                                     (16,431)      (880)
    Prepaid expenses and other assets                   430       (179)
    Accounts payable and accrued expenses               616      2,208
    Interests attributable to outside parties         3,193
    Other                                               915        380
                                                   --------    -------

  NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                        (6,565)     3,091

INVESTING ACTIVITIES
 Business acquisitions, net of cash acquired         (5,274)
 Capital expenditures                                (4,645)    (3,368)
 Sale of short-term investments                      15,795
 Preferred stock redemption                                      5,000
 Preferred stock dividends                                         404
                                                    --------   -------

  NET CASH PROVIDED BY INVESTING ACTIVITIES           5,876      2,036

FINANCING ACTIVITIES
 Payment of long-term debt                              (52)       (37)
 Payment of Congoleum equity offering costs            (870)
 Net proceeds from Congoleum equity offering         56,219
 Purchase of Congoleum Class B shares               (60,450)
 Short-term borrowings                               16,000     (1,000)
 Repayments of loans from affiliates                 (5,400)
 K&M capital transactions                            (3,569)       288
 Dividends paid                                        (539)      (200)
                                                   --------    -------

  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                         1,339       (949)

Effect of foreign exchange                             (432)      (380)
                                                   --------    -------

  NET INCREASE IN CASH AND CASH EQUIVALENTS             218      3,798

Cash at beginning of period (including
Congoleum Corporation in 1995)                       19,701      8,528
                                                   --------    -------

  CASH AT END OF PERIOD                            $ 19,919   $ 12,326
                                                    =======    =======

See accompanying notes to consolidated condensed financial statements.

                                   FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 1, 1995

Note A - Basis of Presentation
------------------------------
The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") and for 1995, Congoleum Corporation, over which the Company obtained voting control in 1995, and K&M Associates L.P. (see Note C) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note B - Inventories
--------------------
Inventory at July 1, 1995 and December 31, 1994 consisted of the following:

                                     July  1,    December 31,
                                       1995         1994
                                     --------    ------------
                                           ($000)
      Finished goods                 $66,866       $ 7,608
      Work-in-process                 15,212         5,791
      Raw materials and supplies      11,892         5,905
                                     -------       -------
                                     $93,970       $19,304
                                     =======       =======

Note C - Investments in Affiliated Companies
--------------------------------------------
On February 8, 1995, Congoleum Corporation completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share and implemented a Plan of Repurchase, pursuant to which its two-tiered holding company ownership structure was eliminated through the merger of Congoleum Holdings with and into Congoleum Corporation, with Congoleum Corporation as the surviving corporation. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% ownership, however, the new shares represent 57% of the voting shares of Congoleum, giving ABI majority voting control. Accordingly, Congoleum's assets, liabilities, results of operations and cash flows have been consolidated in the financial statements of ABI, using Congoleum's historical cost, as if voting control was obtained on January 1, 1995. In connection with Congoleum's stock issuance and

                                   FORM 10-Q

                       PART I.    FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 1, 1995

Note C - Investments in Affiliated Companies (continued)
-------------------------------------------------------
repurchase, ABI charged $2,377,000 to retained earnings to reflect the reduction in the equity of Congoleum. In 1994, the investment in Congoleum was accounted for using the equity method.

On May 4, 1995, ABI indirectly acquired an aggregate 57.5% interest in K&M Associates L.P., a Rhode Island limited partnership ("K&M"), in which ABI indirectly has held a limited partnership interest since 1983. K&M is a business engaged in the sale, distribution and servicing of costume jewelry and other related accessories. Prior to May 4, 1995, ABI indirectly held an 8% limited partnership interest in K&M.

The following table depicts the calculation of ABI's purchase price, excess of purchase price over the book value of the acquired assets, and the preliminary allocation to the acquired assets. The determination of the fair market value of the acquired assets and the allocation of the purchase price to both tangible and intangible assets are currently being performed and may vary from values presented below.

Excess of purchase price over the book value of the acquired assets is calculated as follows: (The book value of acquired assets set forth below represents the product of the book value of the assets as recorded by K&M as of March 31, 1995 and 57.5%, the percentage of K&M's partnership interest acquired by ABI in these transactions.)

                                                   (in thousands):
       Total consideration paid by ABI                $ 12,680
       Transaction costs                                   256
       Assumed liabilities of K&M                        8,075
                                                       -------
       Total purchase price                             21,011
       Book value of the acquired assets of
        K&M as of March 31, 1995                        11,614
                                                       -------
       Excess of purchase price over the book
        value of the acquired assets                  $  9,397
                                                       =======

  Allocation of purchase price:
       Cash                                           $    522
       Accounts receivable                               4,403
       Inventories                                       6,264
       Other current assets                                 75
       Equipment                                           330
       Other assets                                         20
       Goodwill                                          9,397
                                                       -------

                                                      $ 21,011
                                                       =======
  Total consideration paid by ABI consisted of:

       Cash                                           $  6,015
       Notes issued                                      5,724
       Common Stock                                        941
                                                       -------
                                                      $ 12,680
                                                       =======

                                   FORM 10-Q

                        PART I.    FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 1, 1995


Note C - Investments in Affiliated Companies (continued)
-------------------------------------------------------
ABI also completed certain other immaterial business acquisitions in conjunction with the K&M acquisition.

ABI issued $15 million in short-term notes payable to banks in conjunction with the K&M transaction.

Following are the pro forma unaudited results of operations for the six months ended July 1, 1995 and July 2, 1994 which give effect to the change in voting control over Congoleum and the acquisition of K&M interests as if the transactions had occurred on January 1, 1994. The pro forma financial information is presented for informational purposes and is not necessarily indicative of either the results of operations that would have occurred had the change in voting control and acquisition occurred at the beginning of the period presented or the future results of operations.

                                                    Six Months Ended
                                                       Pro Forma
                                                 July  1,       July  2,
                                                   1995           1994
                                                 --------       --------
                                                         ($000)
   Net sales                                    $ 198,705      $ 196,933

   Net income                                       3,974          4,924

   Primary and fully diluted earnings
    per common share                                 1.04           1.30

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

                                   FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
                     MANAGEMENTS' DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 July 1, 1995


Results of Operations
---------------------

The comments that follow compare the second quarter and six months of 1995 results of operations with the same periods of 1994. In the second quarter of 1995, ABI is reporting the financial results of K&M for the first time. In the second quarter and six months of 1995 the financial results of Congoleum are also included. In both periods in 1994, the financial results of K&M and Congoleum are not included. See Note C of the Notes to Consolidated Condensed Financial Statements which outlines our investments in these affiliated companies.

Net sales for the 1995 second quarter were $101.3 million compared to $27.8 million last year, an increase of $73.5 million. For the current six months, net sales are $191.0 million compared to $52.5 million last year, an increase of $138.5 million.

The following table illustrates the various components of net sales for each period:

                                          (Dollars in Millions)
                              Second Quarter                Six Months
                             1995        1994             1995      1994
                             ----        ----             ----      ----
     ABI and K&M           $  35.5      $ 27.8           $ 63.6    $ 52.5

     Congoleum                68.7                        131.9

     Intercompany
      eliminations            (2.9)                        (4.5)
                            ------      ------           ------     -----
           Total           $ 101.3     $  27.8          $ 191.0    $ 52.5
                            ======      ======           ======     =====

Net sales for ABI for the 1995 second quarter and six months were ahead of last year due to volume increases together with nominal selling price increases at both Tape operations and the Canadian division with the exception in the second quarter where the Moorestown operation reflected a small volume decrease due to competitive pressures. At Congoleum, 1995 second quarter and six month results benefited from sales of new products and increased sales of products to the manufactured housing segment. These increases helped to offset sales declines in mid to low priced

                                   FORM 10-Q

                       PART I.    FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
                     MANAGEMENTS' DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 July 1, 1995


residential product lines, reflecting a general weakness in floor covering demand. At K&M, sales were lower than historical levels due to a downturn in retail business where retailers are keeping inventory levels down as a result of the decrease in consumer demand.

Interest and other income increased by $0.4 million in the current quarter and by $2.6 million in the current six months over last year. Increase in interest income at Congoleum was the major reason for the increase in the current quarter. For the current six months, Congoleum generated $0.7 million in interest income and $0.9 million in royalty income. At ABI, $0.9 million was recognized in the first quarter from an incentive payment made by Hillside Industries to ABI in consideration of ABI's agreement to enter into the transaction contemplated by Congoleum's initial public offering of Common Stock in February 1995.

Cost of products sold as a percentage of sales in the current quarter decreased to 68.7% from 71.6% last year and for the current six months decreased to 69.0% from 72.0% last year. Gross margins on products sold at both Congoleum and K&M are higher than those historically reported for ABI, this being the reason for the consolidated improvement in cost of products sold. At both ABI and Congoleum, gross margins were depressed in both current periods due to substantial increases in raw material costs and intense price competition which prevented both companies from recovering cost increases in the form of increased selling prices.

Selling, general and administrative expenses as a percentage of sales in the current quarter increased to 22.8% from 21.1% last year and for the current six months increased to 23.4% from 21.8% last year. The principal reason for the increase in both current periods is the impact of expenses at K&M where these expenses historically have been over 35% of sales. Based on the low sales performance of K&M experienced currently, these expenses adversely affected the consolidated percentages. Excluding K&M from the calculation, these expense percentages would be equal to last year for both periods.

Interest expense increased to $2.8 million in the current quarter from $0.2 million last year and increased to $4.9 million in the current six months from $0.3 million last year. Congoleum's

                                   FORM 10-Q

                       PART I.    FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
                     MANAGEMENTS' DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 July 1, 1995


interest expense was $2.0 million in the current quarter and $4.0 million in the current first six months. Interest expense at K&M was $0.2 million in the current quarter. At ABI, interest expense was $0.6 million for the current quarter compared to $0.2 million last year and $0.7 million in the current first six months compared to $0.3 million last year. The increase at ABI is mainly due to increased borrowings to finance the acquisition of the additional partnership interest in K&M.

The effective income tax rate for the six months of 1995 increased to 43.5% from 38.5% in the prior year, mainly due to the inclusion in income tax expense of deferred taxes provided for the undistributed earnings of Congoleum. In 1994, such deferred taxes were classified in "equity in earnings of joint venture." The effective income tax rate for the second quarter increased to 44.4% from 38.5% in the prior year, principally for the reason described above.


Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities was 1.8 to 1 at the end of the 1995 second quarter. At December 31, 1994, ABI's current ratio was 2.2 to 1 and Congoleum's was 2.0 to 1. The decrease in the current ratio is due mainly to an increase in short-term debt to finance the acquisition of K&M. Long-term debt at the end of the current quarter was $103.3 million, of which $90.0 million pertains to Congoleum and has no recourse to ABI. Long-term debt increased $9.1 million in the current quarter due to the K&M acquisition. Net cash used by operating activities in the first six months of 1995 amounted to $6.6 million. Normal seasonal increases in receivables and inventory are the main reasons for this cash use in the current period. During the first six months of 1995, the Company invested $4.6 million in new plant and equipment and depreciation and amortization expense was $5.9 million. Cash requirements for capital expenditures, working capital, debt service and the current authorization of $7.2 million to purchase ABI common stock, are expected to be financed from funds presently available and from existing lines of credit which at ABI are presently $25.0 million and at Congoleum are $30.0 million.

                                FORM 10-Q

                          PART II.   OTHER INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  July 1, 1995



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a)   Exhibits
      --------

      The following exhibit is included herein:

      (11)  Statement re: computation of earnings per share

(b)   Reports on Form 8-K
      -------------------

      A report on Form 8-K dated May 4, 1995 was filed by the Company with the Securities and Exchange Commission on May 17, 1995 and amended by the Company by a report on Form 8-K/A filed with the Securities and Exchange Commission on July 18, 1995 (File No. 1-4773). The Company indirectly acquired an aggregate 57.5% interest in K&M Associates L.P., a Rhode Island limited partnership in which the Company indirectly has held a limited partnership interest since 1983.



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



                                           AMERICAN BILTRITE INC.
                                           ----------------------
                                                (Registrant)








Date:  August 11, 1995                 BY:    /s/ Gilbert K. Gailius
                                          ---------------------------
                                           Gilbert K. Gailius
                                           Vice President-Finance

                                   FORM 10-Q

                         PART II.   OTHER INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                 July 1, 1995


Item 6.   Exhibits
------------------

     (11)  STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                       Three Months Ended      Six Months Ended
                                       July  1,   July  2,     July  1,   July  2,
                                         1995       1994          1995       1994
                                       -------    --------     --------   ---------
                                            (000's omitted, except per share data)

Primary:

 Average shares outstanding            3,595        3,560        3,583      3,559

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using average market price             221          198          234        194
                                     -------      -------      -------   --------

               Totals                  3,816        3,758        3,817      3,753
                                     =======      =======      =======   ========

 Net income                         $  2,127     $  3,631     $  4,146  $   5,079
                                     =======      =======      =======   ========

 Per share amount                   $    .56     $    .97     $   1.09  $    1.35
                                     =======      =======      =======   ========


Fully diluted:

 Average shares outstanding            3,595        3,560        3,583      3,559

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using quarter-end market
  price                                  221          217          234        205
                                     -------      -------      -------   --------

               Totals                  3,816        3,777        3,817      3,764
                                     =======      =======      =======   ========

 Net income                         $  2,127     $  3,631     $  4,146  $   5,079
                                     =======      =======      =======   ========

 Per share amount                   $    .56     $    .96     $   1.09  $    1.35
                                     =======      =======      =======   ========