Form 10-Q
period 1995-09-30
AMERICAN BILTRITE INC
filed 1995-11-14
CIK 4611

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



    For Quarter Ended   September 30, 1995   Commission File Number 1-4773
                     ------------------------                      --------



                            American Biltrite Inc.
   -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                           04-1701350
--------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

   57 River Street      Wellesley Hills, Massachusetts        02181
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         617-237-6655
                                                  ------------------------

                                     None
--------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ------     -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


          Class                       Outstanding at November 3, 1995
---------------------------           ------------------------------------
 Common Stock, no par value                     3,683,636 shares

                                  FORM 10-Q

                       PART I.   FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                    ($000)


                                             September 30,  December 31,
                                                 1995           1994
                                             -------------  ------------

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                      $ 22,619        $  4,883
 Short-term investments                            4,500           4,295
 Accounts receivable, net                         46,611          12,664
 Inventories                                      86,760          19,304
 Deferred income taxes                             4,776           1,798
 Prepaid expenses & other current assets           4,069           1,391
                                                --------        --------

  TOTAL CURRENT ASSETS                           169,335          44,335

Property, plant and equipment, net               101,217          26,801
Investments in associated companies                1,100          10,228
Goodwill, net                                     23,527
Deferred income taxes                             15,339
Other assets                                       8,897           1,440
                                                --------        --------
                                                $319,415        $ 82,804
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks                         $ 21,000
 Accounts payable                                 26,701        $  8,692
 Accrued expenses                                 36,641           8,016
 Income taxes payable                              2,191           1,144
 Current portion of long-term debt                 5,966           2,094
                                                --------        --------

   TOTAL CURRENT LIABILITIES                      92,499          19,946

Long-term debt                                    94,303           2,094
Pensions                                          14,766           2,582
Deferred income taxes                             15,627           3,296
Accrued postretirement benefit obligation         10,755
Other liabilities                                 20,123             765
Interests attributable to outside parties         12,916

STOCKHOLDERS' EQUITY
 Common stock                                     18,997          18,997
 Retained earnings                                52,056          49,644
 Equity adjustment from translation               (1,899)         (2,437)
 Less cost of shares in treasury                 (10,728)        (12,083)
                                                --------        --------
                                                  58,426          54,121
                                                --------        --------
                                                $319,415        $ 82,804
                                                ========        ========

See accompanying notes to consolidated condensed financial statements.

                                  FORM 10-Q

                       PART I.   FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                                    ($000)

                                 Three Months Ended    Nine Months Ended
                                Sept. 30,   Oct. 1,   Sept. 30,   Oct. 1,
                                  1995       1994       1995       1994
                                ---------   -------   ---------   -------
Net sales                       $107,441    $ 26,361   $ 298,421  $  78,906
Interest and other income            604         232       4,046      1,124
                                --------    --------   ---------  ---------
                                 108,045      26,593     302,467     80,030
                                --------    --------   ---------  ---------
Costs and expenses:
  Cost of products sold           77,261      18,545     208,982     56,380
  Selling, general and
   administrative expenses        23,694       5,675      68,462     17,121
  Interest                         2,707         147       7,652        479
                                --------    --------   ---------  ---------
                                 103,662      24,367     285,096     73,980
                                --------    --------   ---------  ---------

  EARNINGS BEFORE INCOME TAXES
    AND OTHER ITEMS                4,383       2,226      17,371      6,050

Provision for income taxes         1,707         857       7,356      2,329
Interests attributable to
  outside parties                 (1,124)                 (4,317)
Equity in income of joint
  venture                                      1,811                  4,538
                                --------    --------   ---------  ---------

     NET EARNINGS               $  1,552    $  3,180   $   5,698  $   8,259
                                ========    ========   =========  =========

Primary and fully diluted
  earnings per share            $    .41    $    .84   $    1.50  $    2.19

Dividends declared per
  common share                  $    .10    $  .0375   $     .25  $  .09375


See accompanying notes to consolidated condensed financial statements.

                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                    ($000)

                                                    Nine Months Ended
                                                   Sept. 30,   Oct. 1,
                                                      1995      1994
                                                   ----------  --------
OPERATING ACTIVITIES
 Net earnings                                       $  5,698    $ 8,259
 Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
    Depreciation and amortization                      8,840      2,032
    Equity in earnings of joint venture                          (4,538)
    Accounts and notes receivable                     (9,499)    (1,123)
    Inventories                                       (9,127)    (2,159)
    Prepaid expenses and other assets                   (593)      (139)
    Accounts payable                                  (4,435)     2,048
    Accrued expenses                                  (5,930)     1,167
    Interests attributable to outside parties          4,317
    Other                                              1,465        (49)
                                                    --------    -------

  NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                         (9,264)     5,498

INVESTING ACTIVITIES
 Business acquisitions, net of cash acquired          (5,274)
 Capital expenditures                                 (8,316)    (6,759)
 Maturities of short-term investments                 52,550
 Purchase of short-term investments                  (28,755)
 Preferred stock redemption                                       5,000
 Preferred stock dividends                                          404
                                                    --------    -------

  NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                         10,205     (1,355)

FINANCING ACTIVITIES
 Payment of long-term debt                            (2,086)    (2,072)
 Payment of Congoleum equity offering costs             (911)
 Net proceeds from Congoleum equity offering          56,219
 Purchase of Congoleum Class B shares                (60,450)
 Short-term borrowings                                21,000        225
 Repayments of loans to affiliates                    (5,792)
 K&M capital transactions                             (3,821)       288
 Purchase of treasury shares                            (882)        (2)
 Dividends paid                                         (909)      (334)
                                                    --------    -------

  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                          2,368     (1,895)

Effect of foreign exchange                              (391)      (383)
                                                    --------    -------

  NET INCREASE IN CASH AND CASH EQUIVALENTS            2,918      1,865

Cash at beginning of period (including
Congoleum Corporation in 1995)                        19,701      8,528
                                                    --------    -------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 22,619    $10,393
                                                    ========    =======

See accompanying notes to consolidated condensed financial statements.

                                  FORM 10-Q

                       PART I.   FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1995

  Note A - Basis of Presentation
  ------------------------------
  The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") and for 1995, Congoleum Corporation ("Congoleum"), over which the Company obtained voting control in 1995, and K&M Associates L.P. ("K&M") (see Note C) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

  Note B - Inventories
  --------------------
  Inventory at September 30, 1995 and December 31, 1994 consisted of the following:

                                September 30,  December 31,
                                    1995           1994
                                -------------  ------------
                                           ($000)

  Finished goods                      $59,412       $ 7,608
  Work-in-process                      13,775         5,791
  Raw materials and supplies           13,573         5,905
                                      -------       -------
                                      $86,760       $19,304
                                      =======       =======

  Note C - Investments in Affiliated Companies
  --------------------------------------------
  On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share and implemented a Plan of Repurchase, pursuant to which its two-tiered holding company ownership structure was eliminated through the merger of Congoleum Holdings with and into Congoleum, with Congoleum as the surviving corporation. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% ownership, however, the new shares represent 57% of the voting shares of Congoleum, giving ABI majority voting control. Accordingly, Congoleum's assets, liabilities, results of operations and cash flows have been consolidated in the financial statements of ABI, using Congoleum's historical
  cost, as if voting control was obtained on January 1, 1995.    In  connection
  with  Congoleum's

                                  FORM 10-Q

                       PART I.    FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1995


  Note C - Investment in Affiliated Companies (continued)
  ------------------------------------------------------
  stock issuance and repurchase, ABI charged $2,377,000 to retained earnings to reflect the reduction in the equity of Congoleum. In 1994, the investment in Congoleum was accounted for using the equity method.

  During 1995, ABI indirectly acquired an aggregate 62.5% interest in K&M, a Rhode Island limited partnership, in which ABI indirectly has held a limited partnership interest since 1983. K&M is a business engaged in the sale, distribution and servicing of costume jewelry and other related accessories. Prior to May 4, 1995, ABI indirectly held an 8% limited partnership interest in K&M.

  Following are the pro forma unaudited results of operations for the nine months ended September 30, 1995 and October 1, 1994 which give effect to the change in voting control over Congoleum and the acquisition of K&M interests as if the transactions had occurred on January 1, 1994. The pro forma financial information is presented for informational purposes and is not necessarily indicative of either the results of operations that would have occurred had the change in voting control and acquisition occurred at the beginning of the period presented or the future results of operations.


                                         Nine Months Ended
                                             Pro Forma
                                        Sept. 30,    Oct. 1,
                                          1995        1994
                                        ---------  ---------
                                               ($000)

  Net sales                              $306,146   $301,520

  Net income                                5,529      8,420

  Primary and fully diluted earnings
   per common share                          1.46       2.23


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

                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
                     MANAGEMENTS' DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              September 30, 1995


  Results of Operations
  ---------------------
  The comments that follow compare the third quarter and nine months of 1995 results of operations with the same periods of 1994. In both 1995 periods, the financial results of Congoleum and K&M are included. In both periods in 1994, the financial results of Congoleum and K&M are not included. See Note C of the Notes to Consolidated Condensed Financial Statements which outlines our investments in these affiliated companies.

  Net sales for the 1995 third quarter were $107.4 million compared to $26.4 million last year, an increase of $81.0 million. For the current nine months, net sales are $298.4 million compared to $78.9 million last year, an increase of $219.5 million.

  The following table illustrates the various components of net sales for each period:


                               (Dollars in Millions)
                        Third   Quarter     Nine Months
                         1995     1994      1995      1994
                        ------   ------  ----------  ------

       ABI and K&M      $ 41.9  $ 26.4   $105.5(1)   $78.9

       Congoleum          64.8            196.7

       Intercompany
        eliminations
        and other           .7             (3.8)
                        ------  ------   ------      -----
           Total        $107.4  $ 26.4   $298.4      $78.9
                        ======  ======   ======      =====

  (1) Includes K&M for six months

  Net sales for ABI and K&M for the 1995 third quarter and nine months were slightly ahead of last year due to volume increases together with nominal selling price increases. At Congoleum, 1995 third quarter sales reflect a 7% decrease from what they reported in last year's third quarter. This sales decrease resulted from extremely weak retail demand, particularly for higher priced residential products, and reduced purchases by a major customer. Partially offsetting these declines were sales of new products and increased sales to the manufactured housing segment. Congoleum 1995 nine months sales reflect a 2% decrease from last year's nine months sales and are the result of 1995 third quarter performance.

                                  FORM 10-Q

                       PART I.    FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
                     MANAGEMENTS' DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              September 30, 1995


  Interest and other income increased by $0.4 million in the current quarter and by $2.9 million in the current nine months over last year. Including interest and other income at Congoleum for 1995 in consolidated ABI results is the major reason for the increase in both current periods. Congoleum generated $1.0 million in interest income and $1.1 million in royalty income in the first nine months of 1995. At ABI, $0.9 million was recognized in the 1995 first quarter from an incentive payment received from Hillside Industries as described in prior 10-Q's.

  Cost of products sold as a percentage of sales in the current quarter increased to 71.9% from 70.4% last year. In the current nine months, these percentages decreased to 70.0% from 71.5% last year. Historically, gross margins at both Congoleum and K&M are higher than those reported for ABI. In the current third quarter, margins at both ABI and Congoleum were depressed as a result of substantially higher raw material costs exacerbated by the inability to offset these cost increases with higher selling prices, and at Congoleum lower sales volume and extreme summer heat aggravated the production process, resulting in plant inefficiencies and lower absorption of factory overhead. These factors caused margins to be lower in the current quarter compared to last year, but not sufficient to pull year-to-date margins to a level lower than last year.

  Selling, general and administrative expenses as a percentage of sales in the current quarter increased to 22.1% from 21.5% last year and for the current nine months increased to 22.9% from 21.7% last year. The main reason for the increase in both current periods is the impact of expenses at K&M where these expenses historically have been over 35% of sales. Excluding K&M from the calculation, these expense percentages would be equal to last year for both periods.

  Interest expense increased to $2.7 million in the current quarter from $0.1 million last year and increased to $7.7 million in the current nine months from $0.5 million last year. Interest expense in the current quarter for Congoleum was $2.0 million and at K&M was $0.4 million and for the first nine
  months of 1995, $6.1 million and $0.7 million respectively.   At ABI, interest
  expense

                                  FORM 10-Q

                       PART I.    FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
                     MANAGEMENTS' DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              September 30, 1995


  was $0.3 million in the current quarter compared to $0.1 million last year and $0.9 million in the current nine months compared to $0.5 million last year. This increase at ABI is mainly due to increased borrowings to finance the acquisition of the additional partnership interest in K&M.

  Movements of foreign currency exchange rates have not significantly impacted the Company's financial condition, cash flows or results of operations.

  Liquidity and Capital Resources
  -------------------------------

  Cash used by operations was $9.3 million for the first nine months of 1995. The increase in accounts receivable is primarily at Congoleum and is due to fluctuations in their monthly sales patterns and the predominantly short (fifteen day) payment terms, with sales in the last two weeks of September, 1995 $7.8 million higher than the last two weeks of December, 1994, which included a one-week shutdown. The increase in inventories is mainly at K&M due to the need to build inventories to meet customers' seasonal shipping requirements. Decreases in accounts payable are caused by unusually high payables at year end.

  During the first nine months of 1995, the Company invested $8.3 million in new plant and equipment and depreciation and amortization expense was $8.8 million. Total year capital expenditures are anticipated to be between $16.0 to $17.0 million. Short-term investments of $23.8 million, consisting mainly of investments made by Congoleum, were sold to fund operations. Short-term borrowings of $21.0 million were incurred by ABI to purchase additional partnership interest in K&M and to fund its operations.

  The Company has established an environmental reserve against which the costs of administration and remediation, as well as legal costs, are and will be charged. Since legal proceedings tend to be unpredictable and costly, resolution of an environmental proceeding could possibly be material to the results of operations or cash flow for a particular quarterly or annual reporting period.

  Cash requirements for capital expenditures, working capital, debt service and the current authorization of $5.8 million to purchase ABI Common Stock, are expected to be financed from operating activities and borrowings under existing lines of credit which at ABI are presently $28.0 million and at Congoleum are $30.0 million.

                                  FORM 10-Q

                         PART II.   OTHER INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
                              September 30, 1995



  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------


  (a)   Exhibits
        --------

        The following exhibit is included herein:

        (11)  Statement re: computation of earnings per share

  (b)   Reports on Form 8-K
        -------------------

        There were no reports on Form 8-K filed for the three months ended September 30, 1995.



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



                                           AMERICAN BILTRITE INC.
                                           ----------------------
                                                (Registrant)



  Date:  November 10, 1995             BY: /s/ Gilbert K. Gailius
                                           ----------------------
                                           Gilbert K. Gailius
                                           Vice President-Finance

                                  FORM 10-Q

                         PART II.   OTHER INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
                              September 30, 1995


Item 6.   Exhibits
------------------

     (11)  STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE



                                          Three Months Ended            Nine Months Ended
                                        Sept. 30,    Oct. 1,           Sept. 30,   Oct. 1,
                                          1995        1994                1995      1994
                                        ---------    -------           --------   ---------
                                            (000's omitted, except per share data)
Primary:

 Average shares outstanding               3,631        3,561              3,599       3,560

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using average market price                125          240                198         209
                                         ------       ------             ------      ------

               Totals                     3,756        3,801              3,797       3,769
                                         ======       ======             ======      ======

 Net income                              $1,552       $3,180             $5,698      $8,259
                                         ======       ======             ======      ======

 Per share amount                        $  .41       $  .84             $ 1.50      $ 2.19
                                         ======       ======             ======      ======
Fully diluted:

 Average shares outstanding               3,631        3,561              3,599       3,560

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using quarter-end market
  price                                     133          240                201         216
                                         ------       ------             ------      ------

               Totals                     3,764        3,801              3,800       3,776
                                         ======       ======             ======      ======

 Net income                              $1,552       $3,180             $5,698      $8,259
                                         ======       ======             ======      ======

 Per share amount                        $  .41       $  .84             $ 1.50      $ 2.19
                                         ======       ======             ======      ======
