Form 10-K
period 1995-12-31
AMERICAN BILTRITE INC
filed 1996-03-29
CIK 4611

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

   December 31, 1995                           Commission File Number   1-4773
---------------------------                                          -----------

                            AMERICAN BILTRITE INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     04-1701350
-------------------------------            -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 57 River Street, Wellesley Hills, Massachusetts                   02181
------------------------------------------------            --------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:               (617) 237-6655
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
  Title of each class                                       which registered
  -------------------                                   ------------------------

Common Stock, No Par Value                              American Stock Exchange
--------------------------                              -----------------------

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X      No _____
                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 18, 1996 was $31,508,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 18, 1996 was 3,672,936 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of stockholders to be held on May 6, 1996 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS
-----------------


     (a) General Development of Business. American Biltrite Inc. ("ABI") was organized in 1908 and is a Delaware Corporation. ABI operates domestically through three businesses: the Tape Division, the Ideal Tape Division and K&M Associates L.P., a Rhode Island limited partnership ("K&M"). In addition, ABI owns a 44% equity interest in Congoleum Corporation ("Congoleum"), a manufacturer and producer of resilient floor tile and sheet vinyl flooring. Outside the United States, in addition to international sales of Tape Division and Ideal Tape Division products, ABI has: a wholly owned Canadian subsidiary ("ABI-Canada") which produces resilient floor tile, rubber studded tile and Uni-Turf (a vinyl-based floor covering for use in indoor sports facilities) under license from ABI and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material); a 50% direct equity interest in a Honduran producer of footwear components; and, through the Honduran corporation, an indirect interest in a Guatemalan foam product manufacturer.
For financial reporting purposes, as a result of the consolidation of the accounts of Congoleum and K&M into the financial statements of ABI, ABI operates in three industry segments: flooring products, industrial products and jewelry. See Note 13 of Notes to the Consolidated Financial Statements.

The Tape Division produces adhesive-coated, pressure-sensitive papers and films used to protect material during handling or storage or to serve as a carrier for transferring decals or die-cut lettering. The Ideal Tape Division produces pressure sensitive tapes and adhesive products used for applications in the footwear, heating, ventilating and air conditioning (HVAC), and electrical and electronic industries. Prior to the completion of the 1993 Congoleum joint venture transaction, which resulted in the disposition by ABI of the assets and business of its then existing resilient tile flooring business (the "Flooring Division") and the acquisition by ABI of its equity interest in Congoleum, ABI's Flooring Division produced resilient floor tile products, for sale principally to consumers for home use and "do-it-yourself" installation and to businesses for commercial installation and use in offices and light industries.

In 1995, ABI acquired a controlling interest in K&M, a national supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories. ABI, through wholly owned subsidiaries, currently owns an aggregate 82.25% interest (7% as sole general
partner and 75.25% in limited partner interests) in K&M.   K&M  wholesales its
products to mass merchandisers and other major retailers. It also services certain retail merchandisers' in-store operations in fashion jewelry and related accessories departments by assisting customers in managing inventory and maintaining displays.

At the beginning of 1995, ABI indirectly held an 8% limited partner interest in K&M. During 1995 and in January of 1996, the Company acquired, through a series of transactions by its wholly owned subsidiaries, an additional 67.25% in limited partner interests and a 7% sole general partner interest in K&M for an aggregate consideration of $15.5 million in cash, notes and ABI common stock. Specifically, during 1995 and in January of 1996, ABI indirectly acquired both 62.25% in limited partner interests for aggregate consideration of $13 million in cash, notes and ABI common stock and, through the merger of third-party corporations into wholly owned ABI subsidiaries, an additional 5% in limited partner interests and a 7% sole general partner interest for aggregate merger consideration of $2.5 million in cash and ABI common stock. In conjunction with these K&M transactions, a wholly owned subsidiary of ABI also entered into agreements with the remaining limited partners of K&M which provide the ABI subsidiary with the option to buy, and the limited partners the option to sell, the limited partners' respective remaining interests in K&M for an aggregate consideration based upon a predetermined formula which is based in part on such limited partner's capital account balance at the time of sale. As of the date hereof, based on K&M capital account balances as of December 31, 1995, the aggregate purchase price under the option agreements for the remaining limited partner interests in K&M would be $2.9 million. See Note 4 of Notes to the Consolidated Financial Statements.

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its then existing shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% equity ownership interest; however, the new shares represent 57% of the voting power of the outstanding shares of Congoleum, giving ABI majority voting control. The accounts of Congoleum have been consolidated with the financial statements of ABI in 1995.

     (b) Financial Information about Industry Segments. Business segment information is included in Item 8 in Note 13 of Notes to the Consolidated Financial Statements.

     (c)  Narrative Description of Business.

Marketing, Distribution and Sales.   The Tape Division's protective papers and
---------------------------------
films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Ideal Tape Division products are marketed through the division's own sales force and by sales representatives and distributors throughout the world. ABI's Belgian and Singapore facilities sell these products throughout Europe and the Far East while all domestic and the remaining foreign sales are generated by the Lowell facility. The business and operations of the Tape Division and the Ideal Tape Division do not experience seasonal variations, and neither these divisions nor the industry in which they operate have any material practices with respect to working capital.

ABI-Canada's floor tile and rubber studded tile products are marketed in Canada and the United States, principally through distributors and to commercial installers. Uni-Turf is marketed in Canada and internationally through
distributors.   ABI-Canada's industrial products are marketed in Canada and the
United States through distributors and also directly to certain large end-users and original equipment manufacturers.

Congoleum currently sells its products through distributors in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although Congoleum has more than one distributor in many of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's sales, at least until a suitable replacement was in place. Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Credit sales are typically subject to a discount if paid within terms. Occasionally, extended payment terms may be granted.

The products of K&M are sold domestically and throughout the world through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Unlike the other businesses and operations of ABI, the K&M Division business and operations experience seasonal variations. In general, fashion jewelry supply, distribution and service businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M's working capital needs tend to be greatest in the second and third fiscal quarters, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduras corporation, which produces soles, heels, molded soles and heels, sandals and other footwear products under license from ABI and markets such products in certain Central American countries. Hulera Sula owns 100% of Hulera Sacatepequez, S.A., a Guatemala corporation which manufactures and markets products in

Guatemala similar to those of Hulera Sula. Fomtex, S.A., a Guatemalan corporation 60% owned by Hulera Sula, manufactures and markets foam mattresses, beds and other foam products for sale in the Central American market.

Working Capital and Cash Flow.  In general, ABI's working capital requirements
-----------------------------
are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. Except as set forth herein, ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers.

The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

K&M's working capital is affected by merchandise return and pricing policies negotiated between K&M and certain of its customers. K&M customers whose in-store fashion jewelry and related accessories departments are also serviced by K&M have the right, in certain circumstances, to return unsold merchandise of such departments to K&M. As a standard industry practice, K&M also reserves a percentage of revenues from gross sales for point-of-sale retail discounts given by its customers, a portion of which such customers are permitted to charge back to K&M. Such customer markdown and return activities generally rise and fall in seasonal patterns similar to but not coincidental with sales patterns.
Markdowns generally follow peak selling periods, creating downward pressures on working capital balances as residual inventories of unsold fashion merchandise are moved off to make way for new goods. Various factors such as changes in fashion trends, the state of the economy and the retail selling environment make it impossible to predict with certainty the possible impact on working capital in future periods of such customer markdown and return practices.

Raw Materials.  All of ABI's products are internally designed and engineered.
-------------
Generally, the raw materials required by ABI for its manufacturing operations are available from multiple sources, and ABI has not been dependent on any particular source of supply for raw materials essential to its businesses. During 1995, ABI experienced significant price increases in paper, latex and resins. ABI's subsidiary, Congoleum, also has experienced significant price increases in certain materials at times. Further, Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources which will provide continuity of supply for its raw material requirements.

Competition.  All businesses in which ABI is engaged are highly competitive.
-----------
ABI's industrial products (including tape products) compete with those of some of the largest fully integrated rubber and plastic companies, as well as smaller producers. In the floor covering field, ABI-Canada's products compete with those of other manufacturers of rubber and vinyl floor tiles and with all other types of floor covering.

ABI competes with other companies making similar products principally on the basis of price, service and product performance. In the industrial products category, there are at least 30 competitors, principal among them being Goodyear Canada, Inc., Minnesota Mining & Manufacturing Company, Permacel and Shuford Mills, Inc. In floor covering products, ABI competes with Armstrong World Industries, Inc., Domco Industries, Ltd., Flextile Ltd. and Mondo Rubber International, Inc. as well as with other manufacturers of alternate floor covering products such as carpeting, wood flooring and sheet vinyl flooring.
ABI competes broadly in all markets for its products.

The market for Congoleum's products is highly competitive. Resilient sheet vinyl and vinyl tile compete for both residential and commercial customers primarily with carpeting, hardwood and ceramic tile. In residential applications, both vinyl tile and sheet vinyl are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements. Ceramic tile is used primarily in kitchens, bathrooms and foyers. Both hardwood flooring and carpeting are used throughout homes. Commercial grade, resilient vinyl flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications. Congoleum believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation. Both vinyl tile and sheet vinyl are easy to replace for repair and redecoration and, in Congoleum's view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

Congoleum believes that it is the second largest manufacturer of resilient vinyl flooring products in the United States, after Armstrong World Industries, Inc. Congoleum encounters competition from domestic and, to a much lesser extent, foreign manufacturers. Certain of Congoleum's competitors have substantially greater financial and other resources than Congoleum.

K&M competes with others on the basis of product pricing and the effectiveness of merchandising services offered. In assessing the effectiveness of K&M products and services, customers tend to focus on margin dollars realized from the sales of product and return on inventory investment needed to generate sales. In its business of wholesaling and servicing fashion jewelry and accessory products to mass merchandising retailers, K&M has one principal competitor,

Accessory Associates Inc., offering similar products and services. A large number of smaller companies offer limited products and/or services.

Research and Development.  ABI and Congoleum's research and development efforts
------------------------
concentrate on new product development and expanding technical expertise in the manufacturing process. ABI also concentrates on improving existing products while Congoleum also concentrates on trying to increase product durability. Expenditures for research and development were $4.4 million and $4.9 million on a consolidated basis for the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1993, ABI's expenditures were $1.3 million while Congoleum's expenditures were $2.6 million for the ten months ended December 31, 1993.

Key Customers.  For the year ended December 31, 1995, two customers of Congoleum
-------------
each accounted for over 10% of ABI's consolidated sales revenue. These customers were its distributor to the manufactured housing market, LaSalle-Deitch, and its distributor in the Southwest and on the West Coast, LD Brinkman & Co. K&M sales during 1995 include sales to large customers, which account for less than 10% of ABI's consolidated sales revenue. K&M's top three customers in terms of net sales in 1995 together account for approximately 78% of K&M's aggregate net sales, and the loss of any such customer would have a material adverse effect on K&M. See Note 13 of Notes to Consolidated Financial Statements.

Backlog.  The dollar amount of backlog of orders believed to be firm as of
-------
December 31, 1995 is $18,500,000 (now inclusive of Congoleum and K&M) and at December 31, 1994, $9,300,000. It is anticipated that all of the backlog will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance.  ABI believes that compliance with federal, state and
------------------------
local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon its capital expenditures, earnings and competitive position. See Item 3 for certain additional information regarding environmental matters included in the description of legal proceedings.

Employees.  As of December 31, 1995, ABI employed approximately 2,835 people.
---------

     (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is included in Item 8 in Note 13 of Notes to the Consolidated Financial Statements. Export sales from the United States were $18,057,000 in 1995 (now inclusive of Congoleum and K&M), $10,037,000 in 1994 and $9,737,000 in 1993.

  ITEM 2.  PROPERTIES
  -------------------

At December 31, 1995, ABI and Congoleum operated a total of nine manufacturing plants and ABI operated a jewelry product distribution warehouse as follows:



                                Owned    Industry Segment
                                  or         For Which
Location           Square Feet  Leased    Properties Used
-----------------  -----------  ------  -------------------

Trenton, NJ          1,050,000  Owned   Flooring products

Marcus Hook, PA      1,000,000  Owned   Flooring products

Trenton, NJ            282,000  Owned   Flooring products

Finksburg, MD          107,000  Owned   Flooring products

Sherbrooke,            330,000  Owned   Industrial and
Quebec                                  flooring products

Moorestown, NJ         225,000  Owned   Industrial products

Lowell, MA              58,000  Owned   Industrial products

Renaix, Belgium         36,000  Owned   Industrial products

Singapore               12,000  Leased  Industrial products

Providence, RI         103,000  Owned   Jewelry products

ABI knows of no material defect in the titles to any such plants or material encumbrances thereon. ABI considers that all of its plants are in good condition and have been well maintained.

It is estimated that during 1995, ABI's plants for the manufacture of floor covering products operated at approximately 74% of aggregate capacity and its plants for the manufacture of industrial products operated at approximately 90% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five day, three shift operation.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

ABI is a co-defendant with other manufacturers and distributors of asbestos-containing products in approximately sixty-two lawsuits. Under certain circumstances, third parties are contractually liable for up to the full amount of any liabilities suffered by ABI in connection with these actions. ABI believes that these suits are without merit and that, in any event, the damages sought are substantially within the coverages of its applicable liability insurance policies.

  ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), as to three sites in three separate states. At one of the three sites, the Ideal Tape Division is also named as a PRP. Under an agreement, the Ideal Tape Division will share a percentage of the costs with the former owner of the Ideal Tape Division's assets. ABI also is potentially responsible for response and remediation costs as to two state-supervised sites.

At these five sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. The exact amount of future costs to ABI resulting from such liability, if any, is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance.

ABI has been named as a defendant in two environmental lawsuits. In 1964, ABI sold a former chemical manufacturing facility. There have been three other owners between ABI and the present owner. It has been alleged that ABI, along with the three other former owners who are also defendants, is responsible for a portion of the site's soil and groundwater response and remediation costs.
While there is insufficient information to determine what these costs will be or the extent of ABI's responsibility, if any, management believes that it has legal and equitable defenses to this suit. In another suit, ABI is alleged to have sent hazardous waste to a municipal landfill. In order to avoid the cost of litigation, ABI has offered to contribute $172,620 as part of $2.8 million being raised by 14 third-party defendants, to reach a global settlement of the case. The past and future costs to clean up the site are expected to be approximately $24 million.

ABI is involved in other routine legal proceedings relating to its business and operations. ABI does not believe that these proceedings will have a material adverse effect in the aggregate on ABI's results of operations or financial condition.

ABI's subsidiary, Congoleum, is also involved in the following legal proceedings, as reported in Congoleum Corporation's Annual Report on Form 10-K, as filed with the Commission on March 27, 1996:

As of December 31, 1995 Congoleum was named as defendant, together in most cases with numerous other companies, in approximately 552 currently pending lawsuits (including workers' compensation cases) involving approximately 2,915 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. The plaintiffs in these cases, as well as similar cases in the past which have been settled or dismissed, allege that they or the individuals they represent have contracted asbestosis, pleural thickening, mesothelioma, cancer or other lung disease as a result of exposure to asbestos in the course of their activities as plumbers, carpenters, floor installers, machinists, or in other capacities, either as independent contractors or as employees of shipyards or other industries utilizing asbestos-containing products (or, in the workers' compensation cases, as employees of Congoleum or the Flooring Division) and that included among such products which caused their diseases were sheet vinyl products provided by Congoleum or resilient tile provided by the Flooring Division or both. Congoleum discontinued the manufacture of asbestos-containing sheet vinyl products in 1983, and the Flooring Division ceased manufacturing asbestos-containing tile products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless the asbestos becomes airborne. All of the asbestos in asbestos-containing sheet vinyl and tile products sold by Congoleum or the Flooring Division was fully bonded or encapsulated during the manufacturing process. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that allow the asbestos fibers to become airborne. Generally, if discovery conducted in the course of defending any of these cases does not reveal proof that the allegedly injured individual had contact with Congoleum's or the Flooring Division's asbestos-containing products, Congoleum has sought dismissal of the complaint. In several cases in which discovery did reveal such contact, Congoleum has in the past, to avoid the cost of litigation, agreed to settlements which have in almost all instances been relatively nominal.
Although there can be no assurance, Congoleum believes, based upon the nature of its asbestos-containing products and its experience with cases to date, that any potential liability from pending personal injury claims relating to Congoleum's asbestos-containing resilient vinyl products will not have a material adverse effect in the aggregate on its results of operations or financial position.

Congoleum has also been included as one of many co-defendants in a number of lawsuits brought by public and private entities, including public school districts and public and private building owners. These lawsuits include allegations of damage to buildings caused by asbestos-containing products and generally seek to recover compensatory and punitive damages and equitable relief, including reimbursement of expenditures or removal and replacement of such products.

Congoleum and the Flooring Division, as mentioned above, discontinued the manufacture of all asbestos-containing resilient vinyl products in 1983 and 1984, respectively. Although Congoleum is not presently a defendant in any such cases, it is possible that additional claims may be raised for alleged property damage caused by asbestos-containing products manufactured by Congoleum. Uncertainty still remains as to the potential number of such claims and any liability resulting therefrom. Based on Congoleum's past experience and insurance coverage it believes it has for indemnity and defense costs, and barring substantial increase in the number of such claims, Congoleum believes that they should not have a material adverse effect in the aggregate on its results of operations or financial position.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named a PRP in pending proceedings under CERCLA and similar state laws. In three instances, although not named as a PRP, Congoleum has received a "Request for Information." These pending proceedings currently relate to ten waste disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste disposal sites. The proceedings are essentially similar in that in each case Congoleum's alleged liability is based upon its disposal at the site, either directly or through a third-party waste hauler, of allegedly hazardous substances from its plants. CERCLA has been interpreted to impose joint and several liability on each PRP. In these CERCLA actions, however, Congoleum does not expect that it will be required to bear more than its percentage volume share among cooperating PRP's. With respect to three of the ten sites Congoleum believes that it has a substantial defense against liability based upon Congoleum's records which indicate that no hazardous substances were shipped by Congoleum to these sites, although it is participating in the clean-up activities at these sites subject to a reservation of rights. At one of the remaining seven sites, Congoleum's percentage share of soil remediation costs has been determined and paid. However, the costs for groundwater remediation and Congoleum's percentage share of these costs have not been determined. Congoleum contends that its percentage share of the groundwater remediation costs should be less than its share of soil remediation costs because of its belief that a significant portion of the substances disposed of by Congoleum were disposed of after the majority of groundwater contamination had occurred. While Congoleum does not have information as to its alleged percentage share at all of the remaining six sites, based upon the available information, including Congoleum's records, it appears that the volume of waste at the sites attributable to Congoleum is relatively small (from under 1% to approximately 2% at five sites and approximately 4.3% at the sixth). Although there can be no assurances, Congoleum anticipates that these proceedings will be resolved over a period of years for amounts (including legal fees and other defense costs) which Congoleum believes based on current estimates of liability and, in part, on insurance coverage agreements, will not have a material adverse effect in the aggregate on the Company's results of operations or financial position.

On July 15, 1994, Kentile Floors, Inc. ("Kentile"), a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, commenced an adversary proceeding against Congoleum in the Bankruptcy Court for the Southern District of New York. The complaint asserts that Congoleum tortiously interfered with certain of Kentile's contracts with its distributors when those distributors terminated their agreements with Kentile to become distributors of Congoleum's floor tile. Kentile seeks $15.0 million in damages on account of the alleged interference. Although Congoleum's motion to have the proceeding dismissed on the pleadings was denied, Congoleum believes that Kentile's claim is without merit and intends to vigorously contest the lawsuit.

Congoleum is also involved in workers' compensation claims and other routine legal proceedings relating to its business and operations. Congoleum does not believe that these will have a material adverse effect in the aggregate on Congoleum's results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

Not applicable.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS
______________________________________________________

The registrant's Common Stock is traded on the American Stock Exchange (ticker symbol ABL). The approximate number of record holders of the Company's Common Stock at March 18, 1996 was 525.

High and low stock prices and dividends for the last two years were:


                                        Sales Price of Common Shares
                                        ----------------------------
                                           1995            1994
 Quarter                                  ------          -------
  Ended                                High     Low     High      Low
 -------                              -------  ------  -------  -------
March 31                               35 1/4  27 1/4   24 1/2   21 1/2
June 30                                29 7/8  22 3/4   27 1/4   22 3/16
September 30                           25 7/8  21 3/8   30       23 1/4
December 31                            24 1/8  18 7/8   27 3/4   23 3/8

                                       Cash Dividends Per Common Share
                                       -------------------------------
 Quarter
  Ended                                     1995             1994
--------                                   -------          -------
March 31                                 $   .0625         $ .01875
June 30                                      .0875           .03750
September 30                                 .1000           .03750
December 31                                  .1000           .05000
                                           -------          -------
                                         $   .3500         $ .14375
                                           =======          =======

ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------


                                    Year Ended December 31,
                                    ----------------------
                          1995     1994     1993     1992     1991
                          ----     ----     ----     ----     ----
                           (Dollars in thousands except per share)


Net sales               $404,473 $106,145 $103,851 $156,668 $153,514

Earnings before
 other items              10,811    4,900    3,022    3,827    2,972

Non-controlling
 interests                (4,706)

Equity in earnings of
 joint venture                      7,361    2,349

Extraordinary credit                                             300

   Net earnings            6,105   12,261    5,371    3,827    3,272

Total assets             303,487   82,804   71,697   96,297   94,343

Long-term debt           110,919    4,188    6,249   17,661   19,854

Number of shares used
 in computing earnings
 per common share      3,791,476 3,769,134 3,738,844 3,643,984 3,623,882


Earnings per common share:

 Earnings before
   extraordinary credit   $ 1.61   $ 3.25  $  1.44  $  1.05  $   .82

 Extraordinary credit                                            .09

   Net earnings             1.61     3.25     1.44     1.05      .91
Cash dividends per common
  share                      .35   .14375     .075     .075     .075



1993 reflects the effect of the formation of the Congoleum joint venture. See Note 4 at Notes to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________


Results of Operations
---------------------

American Biltrite Inc. ("ABI") 1995 revenues and earnings include those of Congoleum Corporation ("Congoleum") for the entire year and K&M Associates L.P. ("K&M") since April 1, 1995. In 1994 and 1993, ABI's share of Congoleum's net earnings was accounted for on the equity method. In 1995, as a result of Congoleum's initial public offering of its common stock, ABI's voting control of Congoleum increased to 57%, thus requiring ABI to consolidate the financial statements of Congoleum with those of ABI. During 1995, ABI's ownership in K&M increased from 8% to 70.5%, thus requiring ABI to consolidate the financial results of K&M with those of ABI. In 1994 and 1993, ABI only included in income amounts received from K&M as partnership distributions and interest on partnership capital.

Below are the consolidated income statements of the Company. For comparative purposes, presented below is 1994 pro forma income statement information reflecting the consolidation of Congoleum and K&M as though it had occurred January 1, 1994. See Note 4 of the audited financial statements.

                                                 Pro forma
                                      1995          1994     1994     1993
                                      ----       ---------   ----     ----
                                                      (In millions)
Net sales                             $404.5      $409.3   $106.1   $103.8
Interest and other income                4.8         3.2      1.5       .6
                                      ------      ------   ------   ------
                                       409.3       412.5    107.6    104.4
Costs and expenses:
 Cost of products sold                 287.2       266.6     75.9     74.1
 Selling, general and
  administrative expenses               93.0        97.4     23.4     24.5
Interest                                10.4         9.2       .6      1.0
                                      ------      ------   ------   ------
                                       390.6       373.2     99.9     99.6
                                      ------      ------   ------   ------
Earnings before income taxes
 and other items                        18.7        39.3      7.7      4.8
Provision for income taxes               7.9        15.3      2.8      1.8
Non-controlling interests               (4.7)      (11.0)
Equity in earnings of
 joint venture                                                7.4      2.4
                                      -------     ------   ------   ------

Net earnings                          $   6.1     $ 13.0   $ 12.3   $  5.4
                                      =======     ======   ======   ======

Earnings per common share             $  1.61     $ 3.41   $ 3.25   $ 1.44
                                       ======     ======   ======   ======


Pretax earnings for 1995 of $18.7 million are higher than 1994's pretax of $7.7 million because of the inclusion in 1995 of Congoleum and K&M earnings/loss on this line. In 1994, Congoleum was accounted for on the equity in earnings of joint venture line. On a pro forma basis, combining the net earnings effect between years, the contribution to earnings from ABI, Congoleum and K&M were lower than 1994 due to a combination of factors which include a weak economy, raw material inflation, competitive pricing and a sluggish retail environment. ABI-Canada did not contribute to earnings in 1995 and K&M posted a loss. Pretax earnings of ABI of $7.7 million in 1994 were $2.9 million higher than 1993 pretax earnings of $4.8 million. Key factors accounting for the improvement from 1993 to 1994 were major increases in sales volume in both the Tape Division and Ideal Tape Division due mainly to an improvement in the domestic economy, with ABI-Canada being only slightly ahead of 1993. Earnings from operations in 1994 particularly benefited from a major restructuring and reorganization at the Ideal Tape Division which returned to reasonable profit levels after three years of small losses.

Net sales increased in 1995 to $404.5 million from $106.1 million in 1994 due mainly to the 1995 inclusion of Congoleum sales of $263.1 million and K&M sales of $34.7 million. ABI-Canada and Tape Division 1995 sales are slightly ahead of 1994's level and, on a pro forma basis, Congoleum sales are slightly lower than last year due to weak retail demand, particularly for higher priced residential products, and reduced purchases by a major customer. Partially offsetting these decreases were sales of new products and increased sales to the manufactured housing segment. Net sales increased in 1994 to $106.1 million from $103.8 million in 1993. Excluding Amtico sales from 1993, sales of ongoing operations in 1994 increased by $13.4 million or 14% over 1993. All divisions of ABI experienced sales increases in 1994 compared to 1993.

Interest income increased to $1.8 million in 1995 from $.4 million in 1994. Interest income at Congoleum amounted to $1.5 million in 1995.

Other revenue increased to $3.0 million in 1995 from $1.1 million in 1994, primarily due to the inclusion in 1995 of Congoleum and K&M. The most significant item in other revenue is $1.1 million royalty income earned at Congoleum, which is comparable to the amount of royalty income earned by Congoleum in 1994. Other revenue in 1994 increased to $1.1 million compared to 1993, primarily due to ABI receiving profit distributions of $.6 million from K&M. Insurance recoveries and foreign exchange gains made up the balance of the increase from 1993.

Cost of products sold in 1995 was 71.0% of net sales and compares favorably with 71.5% in 1994. Historically, gross margins at Congoleum and K&M are higher than those for the rest of ABI and did influence the improvement in gross margins for 1995. In 1995 at Congoleum, costs were higher than 1994 due to sharply higher raw material costs. At K&M in 1995, costs were also higher than 1994 due to product mix changes. Cost of products sold in 1994 was 71.5% of net sales and is equivalent to the 71.3% in 1993. Major improvements at the Ideal Tape Division resulting from a plan of restructuring and reorganization, offset increased costs at the Tape Division from capacity-related manufacturing constraints that were relieved in the 1994 fourth quarter due to the completion of an expansion program.

Selling, general and administrative expenses increased to 23.0% of net sales in 1995 from 22.1% in 1994. The reason for this increase is the impact of expenses at K&M where these expenses historically have been over 35% of net sales due to the retail nature of their business. Excluding K&M from the calculation, these percentages would be lower than last year. At both ABI and Congoleum, this expense on a pro forma basis is lower in actual dollars due to management control of operating expenses in light of lower profitability in 1995. At Congoleum, this lower spending level more than offset a $2.5 million charge to bad debt expense related to the bankruptcy filing of a major retailer. Selling, general, and administrative expense in 1994 amounted to 22.1% of net sales compared to 23.6% in 1993. Absolute dollars were lower than 1993 in that 1993 included two months of Amtico flooring division expenses. The previously discussed reorganization and restructuring at the Ideal Tape Division also resulted in reduced spending levels in this expense category.

The effective tax rate in 1995 was 42%, in 1994 it was 36%, and in 1993 it was 38%. The primary reasons for the increase in the effective tax rate in 1995 are the consolidation of Congoleum, whose effective tax rate is 42%, and the effect of providing deferred taxes on undistributed domestic earnings.

In 1995, at all ABI and Congoleum operations, raw material price inflation resulted in a decline in gross profit margins due to the inability to completely pass on to its customers these cost increases in the form of higher selling
prices.   The effects of movement in foreign currency exchange rates were not significant during 1995. Because ABI's foreign operations are limited and conducted in countries that historically have had stable currencies and low inflation, ABI believes movements of foreign currency exchange rates in the future would not significantly affect its results of operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 1995, consolidated working capital was $87.0 million, the ratio of current assets to current liabilities was 2.1 to 1, and the debt to equity ratio was 1.92 to 1. Influencing the debt to equity ratio is $90.0 million of Congoleum debt which has no recourse to ABI. Net cash provided by operations during 1995 was $15.8 million, generated mainly from net earnings and depreciation partially offset by increases in inventories due mainly to anticipated improvement in sales levels and a reduction in payables and accruals which is primarily due to the settlement of certain liabilities acquired in the K&M transaction. Capital expenditures for 1996 are estimated to be in the range of $18-20 million. Capital expenditures cover normal replacement of machinery and equipment and process improvement purposes, and at ABI's Moorestown plant, a continuation of an expansion program that began in 1995. Depreciation and amortization expense is forecast at $13.5 million.

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While ABI believes its estimate of the future amount of these liabilities is reasonable and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from ABI's assumptions. Although the effect of future government regulation could have a significant effect on ABI's costs, ABI is not aware of any pending legislation which could significantly affect the liabilities ABI has established for these matters. There can be no assurances that the costs of any future government regulations could be passed along to its customers.

Certain legal and administrative claims are pending or have been asserted against ABI, which are considered incidental to its business. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage.

ABI records a liability for environmental remediation and asbestos-related claim costs when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. Estimated insurance recoveries related to these liabilities are reflected in other noncurrent assets.

ABI has recorded its estimate of loss associated with the foregoing claims; however, the ultimate outcome of these matters cannot presently be determined and could possibly be material to the results of operations or cash flows for a particular quarterly or annual reporting period.

Cash requirements for capital expenditures, working capital, debt service, equity investments in K&M and the current authorization of $5.6 million to purchase ABI common stock, are expected to be financed from operating activities and borrowings under existing lines of credit which at ABI are presently $28.0 million and at Congoleum are $30.0 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The response to this item is  submitted in a separate section of this report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURES
          ------------------------------------

Not applicable.



PART III

Information in response to Items 10, 11, 12 and 13 is incorporated by reference to ABI's definitive Proxy materials relating to its Annual Meeting of Stockholders to be held May 6, 1996, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------
(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

      (3)  Listing of Exhibits

      Exhibit No.                             Description
      -----------                             -----------
      3.1   (3)                               Restated Certificate of Incor-
                                              poration, May 14, 1990

      3.1   (4)                               Certificate of Amendment of the
                                              Restated Certificate of
                                              Incorporation dated May 30, 1995

      3.2   (5) IV                            By-Laws, amended and restated
                                              as of March 13, 1991

      10(3) I, V                              1985 Stock Option Plan
                                              ("the 1985 Plan")

      10(4) II,  V                            Form of Agreement pursuant to
                                              the 1985 Plan providing for
                                              ISO's

      10(5) III, V                            Form of Agreement pursuant to
                                              the 1985 Plan providing for
                                              NQSO's

      10(6) VI                                Joint Venture Agreement dated
                                              as of December 16, 1992 by and
                                              among American Biltrite Inc.,
                                              Resilient Holdings Incorporated,
                                              Congoleum Corporation, Hillside
                                              Industries Incorporated  and
                                              Hillside Capital Corporation

      10(7) VII                               Closing Agreement dated as of
                                              March 11, 1993 by and among
                                              American Biltrite Inc.,
                                              Resilient Holdings Incorporated,
                                              Congoleum Corporation, Hillside
                                              Industries Incorporated  and
                                              Hillside Capital Corporation

      10(8) VIII                              1993 Stock Award and Incentive
                                              Plan

      10(9)                                   K&M Associates L.P. Amended and
                                              Restated Agreement of Limited
                                              Partnership

      10(10) IX                               Purchase Agreement dated as of
                                              March 31, 1995 by and among
                                              Ocean State and certain limited
                                              partners of K&M (filed herewith)

      10(11) IX                               Agreement and Plan of Merger
                                              dated as of April 1, 1995 by and
                                              among the Company, Jewelco
                                              Acquisition Co., Inc., AIMPAR,
                                              Inc., Arthur I. Maier, Bruce
                                              Maier and Edythe J. Wagner
                                              (filed herewith)

      10(12) IX                               Option Agreement dated as of
                                              April 1, 1995 by and among Ocean
                                              State and certain limited
                                              partners of K&M (filed herewith)

     10(13) IX                                Agreement and Plan of Merger
                                              dated as of May 3, 1995 by and
                                              among the Company, Zirconia
                                              Acquisition Co., Inc., Wilbur A.
                                              Cowett Incorporated and Wilbur A.
                                              Cowett (filed herewith)

      11                                      Statement Re:  Computation of
                                              Per Share Earnings

      13 Annual Report to Stockholders for the year ended December 31, 1995 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)

      21 Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation and the name under which each subsidiary does business)

      23(1)                                   Consent of Ernst & Young LLP,
                                              Independent Auditors

      23(2)                                   Consent of Coopers & Lybrand,
                                              L.L.P. Independent Accountants

      99(1)  X                                Consolidated Financial Statements
                                              of Congoleum Holdings Incorporated
                                              and Subsidiaries for the period
                                              February 28, 1993 (effective date)
                                              through December 31, 1993 and the
                                              year ended December 31, 1994.

          -----------------
          I Incorporated by reference to exhibit 10(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

         II Incorporated by reference to exhibit 10(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

        III Incorporated by reference to exhibit 10(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

         IV Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

          V Compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

         VI Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed
              December 21, 1992.

        VII Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed
              March 25, 1993.

       VIII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         IX Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K as amended by the Form 8-K/A filed respectively on May 17, 1995 and July 17, 1995.

          X Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended
              December 31, 1994.


(b)  Reports on Form 8-K.  None.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

                                            AMERICAN BILTRITE INC.

                                                 (Registrant)


Date:    March 25, 1996         by:   /s/ Gilbert K. Gailius
      --------------------         ----------------------------------
                                    Gilbert K. Gailius, Vice President
                                    Finance, Chief Financial Officer
                                    and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 25, 1996         by:   /s/ Roger S. Marcus
      --------------------         ---------------------------------
                                    Roger S. Marcus, Chairman of the
                                    Board, Chief Executive Officer
                                    and Director


Date:    March 25, 1996         by:  /s/ Richard G. Marcus
      --------------------         ----------------------------------
                                    Richard G. Marcus, President, Chief
                                    Operating Officer and Director



Date:    March 25, 1996         by:  /s/ William M. Marcus
      --------------------         ----------------------------------
                                    William M. Marcus, Executive Vice
                                    President, Treasurer, Chairman of
                                    the Executive Committee and Director



Date:    March 25, 1996         by:  /s/ John C. Garrels, 3rd
      --------------------         ----------------------------------
                                    John C. Garrels, 3rd, Director



Date:    March 25, 1996         by:  /s/ Mark N. Kaplan
      --------------------         ----------------------------------
                                    Mark N. Kaplan, Director



Date:    March 25, 1996         by:  /s/ Edward J. Lapointe
      --------------------         ----------------------------------
                                    Edward J. Lapointe, Controller

                          ANNUAL REPORT ON FORM 10-K

                 Item 8, Item 14 (a) (1) and (2), (c) and (d)

        List of Financial Statements and Financial Statement Schedules

                  Financial Statements and Supplementary Data

                         Financial Statement Schedules

                               Certain Exhibits

                         Year Ended December 31, 1995



                            AMERICAN BILTRITE INC.

                        Wellesley Hills, Massachusetts

  FORM 10-K -- ITEM 14 (a) (1) and (2)

American Biltrite Inc. and Subsidiaries

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of American Biltrite Inc. and subsidiaries are included in Item 8:

     Report of Independent Auditors

     Consolidated balance sheets - December 31, 1995 and 1994

     Consolidated statements of earnings -
     Years ended December 31, 1995, 1994 and 1993

     Consolidated statements of stockholders' equity -
     Years ended December 31, 1995, 1994 and 1993

     Consolidated statements of cash flows -
     Years ended December 31, 1995, 1994, and 1993

     Notes to consolidated financial statements

The following financial statement schedules of American Biltrite Inc. and subsidiaries are included in Item 14 (d):

Schedule II   -  Valuation and qualifying accounts

The Consolidated Financial Statements of Congoleum Holdings Incorporated and Subsidiaries for the period February 28, 1993 (effective date) through December 31, 1993 and the year ended December 31, 1994 are incorporated by reference to
Item 14 of Part IV of ABI's Annual Report on Form 10-K for the year ended December 31, 1994, filed as Exhibit 99(1) hereto.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
American Biltrite Inc.


We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 1994 and 1993 financial statements of Congoleum Corporation (a corporation in which the Company has a 44% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1994 and 1993 consolidated financial statements relates to data included for Congoleum Corporation, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1994 and 1993, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                    ERNST & YOUNG LLP

Boston, Massachusetts
March 5, 1996

                    American Biltrite Inc. and Subsidiaries

                  Consolidated Balance Sheets (Notes 1 and 4)
                           (In thousands of dollars)


                                             December 31
                                            1995      1994
                                        --------------------
Assets
Current assets:
 Cash and cash equivalents                $ 39,297   $ 4,883
 Short-term investments                                4,295
 Accounts and notes receivable, less
  allowances of $6,477 in 1995 and
  $1,466 in 1994 for doubtful accounts
  and discounts                             30,708    12,664
 Inventories                                82,853    19,304
 Prepaid expenses and other current
  assets                                    11,268     3,189
                                        --------------------
 Total current assets                      164,126    44,335


Other assets:
 Goodwill, net                              23,579
 Deferred income taxes                       2,873
 Other assets                                8,614    11,668
                                        --------------------
                                            35,066    11,668


Property, plant and equipment, net         104,295    26,801
                                        --------------------
Total assets                              $303,487   $82,804
                                        ====================



                                             December 31
                                           1995       1994
                                        ---------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                         $ 29,094    $ 8,692
 Accrued expenses                           44,819      9,160
 Current portion of long-term debt           3,207      2,094
                                        ---------------------
 Total current liabilities                  77,120     19,946

Long-term debt, less current portion       107,712      2,094
Other liabilities                           48,180      6,643
Non-controlling interests                   12,679


Stockholders' equity
 Common stock, without par
  value--authorized 15,000,000 shares,
  issued 4,607,902                          19,469     18,997
  shares
 Retained earnings                          52,096     49,644
 Equity adjustment from foreign
  currency translation                      (2,334)    (2,437)
 Minimum pension liability                    (445)
                                        ---------------------
                                            68,786     66,204
 Less cost of shares of common stock in
  treasury (937,966 shares in 1995,
  1,036,334 shares in 1994)                 10,990     12,083
                                        ---------------------
 Total stockholders' equity                 57,796     54,121
                                        ---------------------
Total liabilities and stockholders'
 equity                                   $303,487    $82,804
                                        =====================

See accompanying notes.

                    American Biltrite Inc. and Subsidiaries

              Consolidated Statements of Earnings (Notes 1 and 4)
               (In thousands of dollars, except per share data)



                                             Year ended December 31
                                           1995       1994      1993
                                        -------------------------------
Revenues:
  Net sales                               $404,473   $106,145  $103,851
  Interest                                   1,765        416       537
  Other                                      3,026      1,039        38
                                        -------------------------------
                                           409,264    107,600   104,426
Costs and expenses:
  Cost of products sold                    287,177     75,870    74,053
  Selling, general and administrative
     expenses                               92,965     23,410    24,547
  Interest                                  10,402        606       978
                                        -------------------------------
                                           390,544     99,886    99,578
                                        -------------------------------
Earnings before income taxes and
     other items                            18,720      7,714     4,848

Provision for income taxes                   7,909      2,814     1,826
                                        -------------------------------
                                            10,811      4,900     3,022
Non-controlling interests                   (4,706)
Equity in earnings of joint venture                     7,361     2,349
                                        -------------------------------
Net earnings                              $  6,105   $ 12,261  $  5,371
                                        ===============================

Earnings per common share:

  Primary                                 $   1.61   $   3.25  $   1.44
                                        ===============================

  Fully diluted                           $   1.61   $   3.24  $   1.41
                                        ===============================

See accompanying notes.

                    American Biltrite Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                           (In thousands of dollars)


                                                                              Foreign
                                                                              Currency           Minimum
                                                Common        Retained        Translation         Pension         Treasury
                                                 Stock        Earnings        Adjustment         Liability         Stock
                                                --------------------------------------------------------------------------
Balance at January 1, 1993                       $18,647      $33,743          $ (758)                        $ (9,879)
  Net earnings                                                  5,371
  Dividends declared ($.075 per share)                           (271)
  Foreign currency translation adjustment                                        (966)
  Exercise of stock options                                                                                        536
  Tax benefits associated with the
    exercise of stock options                        350
  Purchase of treasury stock                                                                                    (2,817)
                                                --------------------------------------------------------------------------
Balance at December 31, 1993                      18,997       38,843          (1,724)                         (12,160)
  Net earnings                                                 12,261
  Dividends declared ($.14375 per share)                         (512)
  Effects of Congoleum capital
    transactions                                                 (948)
  Foreign currency translation adjustment                                        (713)
  Exercise of stock options                                                                                         79
  Purchase of treasury stock                                                                                        (2)
                                                --------------------------------------------------------------------------
Balance at December 31, 1994                      18,997       49,644          (2,437)                         (12,083)
  Net earnings                                                  6,105
  Dividends declared ($.35 per share)                          (1,276)
  Effects of Congoleum capital
    transactions                                               (2,377)
  Foreign currency translation adjustment                                         103
  Exercise of stock options                                                                                        512
  Tax benefits associated with the exercise
    of stock options                                 472
  Purchase of treasury stock                                                                                    (1,593)
  Issuance of treasury stock in connection
    with K&M transactions                                                                                        2,174
  Minimum pension liability adjustment,
    net of tax benefit                                                                            $(445)
                                                --------------------------------------------------------------------------
Balance at December 31, 1995                     $19,469      $52,096          (2,334)            $(445)      $(10,990)
                                                ==========================================================================

See accompanying notes.

                    American Biltrite Inc. and Subsidiaries

             Consolidated Statements of Cash Flows (Notes 1 and 4)
                           (In thousands of dollars)

                                                       Year ended December 31
                                                     1995       1994      1993
                                                 --------------------------------
Operating activities
Net earnings                                      $  6,105   $12,261   $  5,371
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization                    12,104     2,715      2,686
   Provision for doubtful accounts                   2,522       189       (224)
   Equity in earnings of joint venture                        (7,361)    (2,349)
   Deferred income taxes                             2,393       298        392
   Accounts and notes receivable                     2,685       (43)    (2,649)
   Inventories                                      (5,355)   (3,597)    (2,927)
   Prepaid expenses and other current assets          (718)     (155)      (106)
   Accounts payable and accrued expenses            (7,007)    3,561        976
   Non-controlling interests                         4,706
   Other                                            (1,631)     (270)      (138)
                                                 --------------------------------
Net cash provided by operating activities           15,804     7,598      1,032


Investing activities
Purchases of short-term investments                (22,005)   (8,190)    (3,200)
Proceeds from sales of short-term investments       50,300     5,895      1,200
Investment in property, plant and equipment        (14,121)   (8,599)    (2,837)
Business acquisitions, net of cash acquired         (5,274)
Proceeds from joint venture transaction                                  13,789
Redemption of preferred stock by equity investee               5,000
Other                                                            692
                                                 --------------------------------
Net cash provided (used) by investing activities     8,900    (5,202)     8,952

Financing activities
Payments on long-term debt                          (3,436)   (2,072)   (11,387)
Short-term borrowings                               12,000
Payments on short-term borrowings                             (1,000)    (3,750)
Payment of loans from affiliates                    (5,792)
Net proceeds from Congoleum equity offering         56,219
Repurchase of Congoleum class B shares             (60,450)
Other                                               (2,971)     (435)    (2,202)
                                                 ---------------------------------
Net cash used in financing activities               (4,430)   (3,507)   (17,339)

Effect of foreign exchange rate changes on cash       (678)     (534)      (136)
                                                 ---------------------------------


Increase (decrease) in cash and cash equivalents    19,596    (1,645)    (7,491)
Cash and cash equivalents at beginning of year
 (including Congoleum Corporation in 1995)          19,701     6,528     14,019
                                                 ---------------------------------

Cash and cash equivalents at end of year          $ 39,297   $ 4,883   $  6,528
                                                 =================================

See accompanying notes.

                    American Biltrite Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                               December 31, 1995


1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as ABI) as well as entities over which it has voting control. As described in Note 4, ABI in 1995 gained voting control over Congoleum Corporation (Congoleum) and K&M Associates L.P. (K&M). (ABI, Congoleum, and K&M are collectively referred to as the Company.) Until 1995, the Company's investments in Congoleum and K&M were accounted for under the equity method and cost method, respectively. Intercompany accounts and transactions, including transactions with associated companies which result in intercompany profit, are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent highly-liquid debt instruments with maturities of three months or less at the date of purchase. The carrying value of cash equivalents approximates fair value.

Short-Term Investments

Short-term investments at December 31, 1994 consist mainly of variable rate governmental debt securities. Investments bought or sold in 1995, in addition to the variable rate governmental debt securities, consisted of commercial paper having maturities less than six months at date of purchase. All securities are classified as available for sale and the cost of such securities approximated fair value.

                    American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most of the Company's domestic inventories and the first-in, first-out (FIFO) method for the Company's foreign inventories.

Goodwill

The excess of purchase cost over the fair value of the net assets acquired (goodwill) established in 1993 by Congoleum is being amortized on a straight-line basis over 40 years. Goodwill associated with the K & M transactions (Note
4) is being amortized over 20 years. At each balance sheet date the Company evaluates the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. Accumulated amortization amounted to $4,376,000 at December 31, 1995.

Property, Plant and Equipment

These assets are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense; major improvements are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The adoption by the Company in 1995 of SFAS No. 121, which establishes accounting standards for measuring the impairment of long lived assets, did not materially affect the Company's consolidated financial statements.

In the event that facts and circumstances indicate the Company's assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                    American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment. The Company has established programs for certain product lines which, under specified conditions, provide price protection rights and/or enable its customers to return product. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

Income Taxes

The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (and intends to continue to do so) and, accordingly, recognizes no compensation expense for the stock option grants.

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $4,441,000, $1,425,000 and $1,312,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Foreign Currency Translation

All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of stockholders' equity. Realized exchange gains and losses (immaterial in amount) are included in current operations.

                    American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Issuances of Stock by Subsidiaries

The Company accounts for issuances of stock by its subsidiaries as capital transactions.

Earnings Per Common Share

Primary earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options determined based upon average market price for the period.

Fully diluted earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options, determined based upon the higher of the average price for the period or the period-ending market price.

2.  Inventories

Inventory at December 31, 1995 and 1994 consisted of the following:

                                 1995     1994
                             ------------------
                               (In thousands)
Finished goods                 $54,629  $ 7,608
Work-in-process                 11,984    5,791
Raw materials and supplies      16,240    5,905
                             ------------------

                               $82,853  $19,304
                             ==================

At December 31, 1995, domestic inventories determined by the LIFO inventory method amounted to $59,293,000 ($9,873,000 at December 31, 1994). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $1,782,000 and $868,000 greater at December 31, 1995 and 1994, respectively.

                    American Biltrite Inc. and Subsidiaries

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment is as follows:

                                            1995      1994
                                        --------------------
                                            (In thousands)
Land and improvements                     $  5,452   $ 2,366
Buildings                                   42,133    14,859
Machinery and equipment                    145,543    32,678
Construction-in-progress                     8,893       552
                                        --------------------
                                           202,021    50,455
Less accumulated depreciation               97,726    23,654
                                        --------------------

                                          $104,295   $26,801
                                        ====================

Depreciation expense amounted to $11,274,000, $2,715,000 and $2,686,000 in 1995,
1994 and 1993, respectively.

4.  Related-Party Transactions

Investments in associated companies, which are included in other assets, consist of the following:

                                              1995      1994
                                        --------------------
                                            (In thousands)

Congoleum Corporation                                $ 8,566
Compania Hulera Sula, S.A., Honduras      $  1,100     1,100
K&M Associates L.P.                                      562
                                        --------------------

                                          $  1,100   $10,228
                                        ====================

                    American Biltrite Inc. and Subsidiaries

4.  Related-Party Transactions (continued)

The investment in Compania Hulera Sula, S.A., a 50%-owned associate, is accounted for on the cost method due to the uncertainty of the political climate and currency restrictions in Honduras.

1995 Transactions

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. As a result of these transactions, ABI recorded a charge to stockholders' equity of $2,377,000 in 1995. In conjunction with these transactions, the Company exchanged its shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock (the foregoing transactions are collectively referred to as the Congoleum transactions). The exchange of stock did not change the Company's 44% ownership interest, however, the new shares represent 57% of the voting shares of Congoleum, giving ABI majority voting control. Accordingly, the accounts of Congoleum have been consolidated into the 1995 financial statements of the Company.

During 1995, the Company purchased an additional 55.5% limited partnership interest and 7% sole general partnership interest in K&M, a national jewelry supplier (the K&M transactions). The K&M transactions were completed in a series of transactions for aggregate consideration of $13,605,000 and were accounted for using the purchase method. Goodwill of $10,863,000 was recorded in connection with these transactions and is being amortized using the straight-line method over a 20-year life.

The first series of transactions, in which ABI acquired 50.5% limited partnership interest and 7% sole general partnership interest, were completed effective April 1, 1995, and provided ABI voting control over K&M. Accordingly, the accounts of K&M have been consolidated in the financial statements of ABI since April 1, 1995. The second transaction, in which ABI acquired an additional 5% limited partnership interest, was completed in August 1995.

                    American Biltrite Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued

4.  Related-Party Transactions (continued)

In conjunction with the K&M transactions, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to sell, the remaining partnership interests in K&M. If all of the remaining limited partnership interests in K&M were to be purchased by ABI, the purchase price would amount to approximately $4,868,000.

Prior to the completion of the K&M transactions, ABI held an 8% limited partnership interest in K&M, which it accounted for using the cost method.

The following pro forma financial statements give effect to the K&M and Congoleum transactions as though they had occurred on January 1, 1994 (in thousands, except per share amounts):

                              Year ended
                              December 31
                                 1994
                            -------------
Revenue                        $409,300
                            =============

Net earnings                   $ 12,950
                            =============

Earnings per common share:
   Primary                     $   3.41
                            =============
   Fully diluted               $   3.40
                            =============

                    American Biltrite Inc. and Subsidiaries

4.  Related-Party Transactions (continued)

Prior to 1995, ABI accounted for its investment in Congoleum using the equity method. Retained earnings at December 31, 1994 includes unremitted earnings of Congoleum, net of deferred taxes, of $9,710,000. Summarized consolidated financial information of Congoleum as of December 31, 1994, and for the year then ended is as follows (in thousands):

                                    December 31
                                       1994
                                    -----------
Current assets                         $107,258
Noncurrent assets                       109,948
                                    -----------
                                       $217,206
                                    ===========

Current liabilities                    $ 53,919
Noncurrent liabilities                  143,877
                                    -----------
                                        197,796

Common stock equity                      19,410
                                    -----------
                                       $217,206
                                    ===========

                                                                 Ten months
                                                Year ended         ended
                                                December 31      December 31
                                                   1994            1993
                                             ----------------------------------
Net sales                                       $265,784         $211,140
Gross profit                                      92,600           69,434
Net income                                        17,495           11,172
Net income attributable to common shareholders    17,352            9,046

                    American Biltrite Inc. and Subsidiaries

4.  Related-Party Transactions (continued)

1994 Transactions

On January 25, 1994, Congoleum completed a public offering of $90,000,000 senior notes due 2001. The net proceeds were used to (i) redeem approximately $30,000,000 of preferred stock and accrued dividends (including ABI's $5,000,000 preferred stock investment); (ii) repay approximately $30,000,000 of indebtedness and accrued interest; (iii) purchase outstanding warrants for approximately $8,500,000 and (iv) fund working capital requirements. In connection with the purchase of outstanding warrants, ABI charged $948,000 to retained earnings to reflect the reduction in the equity of Congoleum.

ABI and Congoleum provide certain goods and services to each other pursuant to agreements which were negotiated at arms length at the time of the formation of the joint venture. Purchase and sales transactions with Congoleum during 1994 were approximately $3,800,000 and $4,500,000, respectively, and for 1993 were approximately $2,400,000 and $3,000,000, respectively. Also during 1994, ABI made payments to and received payments from Congoleum for certain services received from and provided to Congoleum. Amounts due to and due from Congoleum at December 31, 1994 for normal trade activity and services were approximately $100,000 and $1,100,000, respectively.

5.  Accrued Expenses

Accrued expenses consist of the  following:

                                                   1995    1994
                                                -----------------
                                                  (In thousands)
Accrued advertising and sales promotion           $18,780
Employee compensation and related
 benefits                                          11,226  $3,357
Interest                                            3,861     115
Environmental liabilities                           3,127   2,000
Other                                               7,825   3,688
                                                -----------------
                                                  $44,819  $9,160
                                                =================

                    American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements

Long-term debt consists of the following:

                                                 1995    1994
                                               ------------------
                                                  (In thousands)

9.0% Senior Notes, due 2001                    $ 90,000
Line of credit obligations                       12,000
9.65% notes                                       2,000   $4,000
Other notes                                       6,919      188
                                               ------------------
                                                110,919    4,188
Less current portion                              3,207    2,094
                                               ------------------

                                               $107,712   $2,094
                                               ==================

The 9.0% Senior Notes are obligations of ABI's subsidiary, Congoleum. The Senior Notes have no recourse to the assets of ABI and K&M, and are redeemable at the option of Congoleum, in whole or in part, at any time on and after February 1, 1998 at a predetermined redemption price (ranging from 103% to 100%), plus accrued and unpaid interest to the date of redemption. As a result of the Company's consummation of its initial public stock offering, it may use all or a portion of the proceeds of such offering on or before the third anniversary of the issuance of the Senior Notes to redeem up to 25% of the aggregate principal amount of the Senior Notes originally issued at a redemption price of 108%, plus accrued and unpaid interest to the date of redemption. The fair value of the Senior Notes, estimated based on the quoted market price, was approximately $96,500,000 at December 31, 1995.

In January 1996, ABI entered into a credit agreement with an insurance company (the Agreement) providing for the issuance of senior promissory notes aggregating $30 million. In January 1996, $15 million principal amount of notes were issued (Series A Notes). The Series A Notes bear interest at 6.71% per annum and are payable in annual installments of $3 million beginning in 1999. ABI, with the consent of the lender, may issue through January 1998 the additional $15 million of promissory notes available under the Agreement. All notes issued under the Agreement are obligations of ABI and have no recourse to the assets of Congoleum or K&M.

                    American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements (continued)

Of the $15 million proceeds from the Series A Notes offering, the Company used $12 million to repay amounts due under its line of credit arrangements and $2 million to retire its 9.65% notes. Accordingly, such amounts are classified as long-term obligations at December 31, 1995.

Other notes mainly comprise promissory notes issued in connection with the K&M transactions (described in Note 4), which bear interest at 1% above the First National Bank of Boston's base lending rate (8.5% at December 31, 1995), and are repayable through 1999. The carrying value of the other notes approximates fair value.

The Company, at December 31, 1995, had revolving and other short-term agreements providing for secured and unsecured borrowings up to $58 million with interest accruing at variable rates, which at December 31, 1995 ranged from 6.4% to 9.5%. At December 31, 1995, the weighted average interest rate on the $12 million outstanding under these arrangements, which is unsecured, was approximately 6.6%. The carrying value of amounts outstanding under these agreements at December 31, 1995, approximates fair value. Commitment fees and compensating balance requirements associated with these agreements are insignificant.

The terms of the Company's loan agreements impose certain restrictions on its ability to incur additional indebtedness and call for the maintenance of specific levels of working capital and minimum net worth and restrict the payment of cash dividends to holders of common stock and other capital distributions as defined. At December 31, 1995, retained earnings which were unrestricted as to such distributions amounted to $6,170,000.

Interest paid on all outstanding debt amounted to $10,111,000 in 1995, $804,000 in 1994 and $965,000 in 1993.

                    American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements (continued)

Principal payments on the Company's long-term obligations due in each of the next five years (after considering the effects of the Series A Notes offering) are as follows (in thousands):

               1996                                $ 3,207
               1997                                  1,573
               1998                                  1,070
               1999                                  4,070
               2000                                  3,000


7.  Other Liabilities

Other liabilities consist of the following:

                                                 1995    1994
                                               -----------------
                                                  (In thousands)
Pensions                                         $14,304  $2,582
Post-retirement benefits                          10,615
Environmental remediation and product
  related liabilities                             10,415
Accrued worker's compensation claims               4,462
Deferred income taxes                              3,736   3,296
Other                                              4,648     765
                                               -----------------
                                                 $48,180  $6,643
                                               =================

8.  Pension Plans

The Company sponsors several noncontributory defined benefit pension plans covering substantially all employees. Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit method and are equal to or exceed the minimum required by government regulations. Pension fund assets are invested in a variety of equity and fixed-income securities.

                    American Biltrite Inc. and Subsidiaries

8.  Pension Plans  (continued)

The components of net periodic pension cost were as follows:

                                                      1995     1994     1993
                                                  ---------------------------
                                                        (In thousands)

Service cost--benefits earned during the period   $ 1,268   $ 360   $   399
Interest cost on projected benefit obligation       4,767     924     1,134
Actual return on plan assets                       (8,558)   (432)   (1,218)
Net amortization and deferral                       4,400    (300)      300
                                                  ---------------------------
Net periodic pension cost                         $ 1,877   $ 552   $   615
                                                  ===========================

The following tables present a reconciliation of the plans funded status to amounts recorded in the consolidated balance sheets at December 31, 1995 and 1994:


                                     Plans Whose Assets
                                     Exceed Accumulated     Plans Whose Accumulated
                                          Benefits           Benefits Exceed Assets
                                     ----------------------------------------------
                                                    (In thousands)
December 31, 1995:
Actuarial present value of
 benefit obligations:
Vested benefit obligations                  $ 8,291                 $ 57,264
                                     ==============================================
Accumulated benefit
 obligations                                $ 8,347                 $ 58,758
                                     ==============================================

Projected benefit obligations               $10,267                 $ 58,994
Plan assets at fair market value             12,160                   42,801
                                     ----------------------------------------------

Projected benefit obligations
 less than (in excess of)
 plan assets                                  1,893                  (16,193)
Unrecognized net loss (gain)                 (2,392)                   4,683
Unrecognized net obligation (asset)            (248)                   1,549
Unrecognized prior service cost                  (1)                  (2,803)
Adjustment required to recognize
 minimum liability                                                    (3,193)
                                     ----------------------------------------------
Accrued pension liability
 ($2,401 included in accrued
 expenses)                                  $  (748)                $(15,957)
                                     ==============================================

                   American Biltrite Inc. and Subsidiaries

8.  Pension Plans  (continued)

                                                   Plans Whose
                                                  Assets Exceed
                                                   Accumulated
                                                     Benefits
                                                 ---------------
                                                  (In thousands)
December 31, 1994:
Actuarial present value of benefit obligations:
  Vested benefit obligations                          $11,169
                                                 ===============
Accumulated benefit obligations                       $11,263
                                                 ===============

Projected benefit obligations                         $12,741
Plan assets at fair market value                       11,458
                                                 ---------------

Projected benefit obligations in excess of
 plan assets                                           (1,283)
Unrecognized gain                                      (2,692)
Unrecognized net obligation                             1,298
Unrecognized prior service cost                           (20)
Adjustment required to recognize minimum
 liability                                               (462)
                                                 ---------------
  Accrued pension liability ($577 included in
   accrued expenses)                                  $(3,159)
                                                 ===============


Key assumptions used in developing the actuarial present value of the Company's benefit obligations are as follows:

                                                          December 31
                                                     1995             1994
                                                 -----------------------------

Weighted average discount
 rate                                                7%                8%
Rate of increase in future
 compensation levels                              5% - 5.5%         5% - 5.5%

The expected long-term rate of return on plan assets assumptions used to develop net periodic pension cost ranged from 8% to 9% in 1995, and were 8% in 1994 and 1993.

                    American Biltrite Inc. and Subsidiaries

9.  Post Retirement Benefits Other Than Pensions

The Company provides certain health care and life insurance benefits for certain retirees of Congoleum. The determination of benefit cost for post retirement plans is based on plan provisions. These benefits are provided through insurance companies whose premiums are based on benefits paid or claims experienced.

Net periodic post retirement benefits cost for the year ended December 31, 1995, is as follows (in thousands):

    Service cost-benefits earned during the year         $ 137
    Interest cost on post retirement benefit obligation    480
    Amortization of prior service cost                    (524)
    Amortization of losses                                  47
                                                         -----

    Total expense                                        $ 140
                                                         =====

At December 31, 1995, the actuarial and recorded liabilities for these post retirement benefits, none of which have been funded, are as follows (in thousands):

    Accumulated post retirement benefit obligations:
       Retirees and dependents                        $( 3,319)
       Fully eligible active plan participants          (1,076)
       Other active employees                           (2,432)
    Unrecognized prior service cost                     (4,944)
    Unrecognized net loss                                  648
                                                      ---------
    Accrued post retirement benefit obligations        (11,123)
    Less current portion                                   508
                                                      ---------
    Noncurrent post retirement benefit obligation     $(10,615)
                                                      =========

A weighted average assumed discount rate of 7.0% was used to measure the accumulated post retirement benefit obligation as of December 31, 1995. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 11.1% in 1995; the rate was assumed to decrease gradually to 5.0% over the next 11 years and remain level thereafter. An increase of one percent in the assumed health care cost trend rates for each

                    American Biltrite Inc. and Subsidiaries

9.  Post Retirement Benefits Other Than Pensions (continued)

future year would have increased the aggregate of service and interest cost components of net periodic post retirement benefit cost by $87,000 for the year ended December 31, 1995 and would have increased the post retirement benefit obligation by $783,000 as of December 31, 1995.

10.  Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2000. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $3,142,000 in 1995, $1,060,000 in 1994 and $1,094,000 in 1993.

Future minimum payments relating to operating leases are as follows (in thousands):

                    1996                             $3,013
                    1997                              2,222
                    1998                              1,039
                    1999                                676
                    2000                                476
                                                   --------
                     Total minimum lease payments    $7,426
                                                   ========

Contingent Liabilities

Certain legal and administrative claims are pending or have been asserted against the Company, which are considered incidental to its business. Among these claims, the Company is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, some of which are properties previously owned by the Company. The amount of such future cost is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the

                    American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

Company's liability in proportion to other potentially responsible parties, the effects of joint and several liability at Superfund sites, and the extent to which costs may be recoverable from insurance. The contingencies also include claims for personal injury and/or property damage.

The Company records a liability for environmental remediation and asbestos-related claim costs when a clean-up program or claim payment become probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. The recorded liabilities are not reduced by the amount of estimated insurance recoveries. Such estimated insurance recoveries of $2,176,000 is reflected in other non-current assets at December 31, 1995 and is considered probable of recovery.

The Company has recorded its estimate of loss associated with the foregoing claims; however, the ultimate outcome of these matters cannot presently be determined.

                    American Biltrite Inc. and Subsidiaries

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                       1995      1994
                                    ------------------
                                      (In thousands)
Deferred tax assets:
  Accruals and reserves               $19,525  $ 1,378
  Inventory                                        183
  Credit carryforwards                    761      575
                                    ------------------
Total deferred tax assets              20,286    2,136

Deferred tax liabilities:
  Depreciation                         12,897    1,156
  Inventory                             1,705
  Undistributed domestic earnings       1,384      970
  Foreign taxes                         1,037    1,072
  Other                                   336      436
                                    ------------------
Total deferred tax liabilities         17,359    3,634
                                    ------------------

Net deferred tax asset (liability)    $ 2,927  $(1,498)
                                    ==================

Credit carryforwards consist primarily of alternative minimum tax credits and foreign tax credits.

                    American Biltrite Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

11.  Income Taxes (continued)

The components of earnings before income taxes are:

                                          Year ended December 31
                                           1995     1994    1993
                                        ---------------------------
                                              (In thousands)

Domestic                                  $17,330  $5,461  $3,076
Foreign                                     1,390   2,253   1,772
                                        ---------------------------
                                          $18,720  $7,714  $4,848
                                        ===========================

Significant components of the provision for income taxes are as follows:

                                          Year ended December 31
                                           1995     1994    1993
                                        ---------------------------
                                              (In thousands)
Current:
 Federal                                  $ 4,007  $1,580  $1,028
 Foreign                                      537     477     460
 State                                        972     459     374
                                        ---------------------------
Total current                               5,516   2,516   1,862
Deferred                                    2,393     298     (36)
                                        ---------------------------
                                          $ 7,909  $2,814  $1,826
                                        ===========================

Deferred income taxes include provisions of $414,000, $781,000 and $228,000 during 1995, 1994 and 1993 for ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

                    American Biltrite Inc. and Subsidiaries

11.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                          Year ended December 31
                                           1995     1994    1993
                                        ---------------------------
                                              (In thousands)
U.S. statutory rate                         35%      34%      34%
State income taxes, net of federal
 benefits                                    5        4        5
Tax effects of foreign operations                    (1)      (1)
Undistributed domestic earnings              2
Other                                                (1)
                                        ---------------------------
Effective tax rate                          42%      36%      38%
                                        ===========================

Undistributed earnings of foreign subsidiaries aggregated approximately $15,200,000 at December 31, 1995, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $8,509,000 in 1995, $1,442,000 in 1994 and $2,441,000 in 1993.

12.  Stock Option Plans

During 1993, ABI adopted a stock award and incentive plan which permits the issuance of options, stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock-based awards to selected employees and independent contractors of the Company. The plan reserved 400,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is

                    American Biltrite Inc. and Subsidiaries

12.  Stock Option Plans (continued)

exercisable and the grant price shall be equal to the exercise price of the underlying option. During 1993, 294,800 stock options and limited SARs were granted. No stock options or SARs were granted during 1994 or 1995. In addition, the Committee may grant restricted stock to participants of the plan at no cost. Other than the restrictions which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder. No restricted stock or restricted stock units were granted during the three years ended December 31, 1995.

During 1985, ABI adopted a stock option plan which permits the issuance of 300,000 shares of common stock to key executives. Under the terms of the plan, options granted may be either non-qualified or incentive stock options and are issued at prices ranging from 85% to 100% of fair market value at the date of grant. Options granted under the plan are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant.

                                            1995      1994      1993
                                        -----------------------------
Outstanding at beginning of year          435,460   448,600   254,600
Granted ($16.875 per share)                                   294,800
Exercised (prices ranging from $5.75 to
 $16.875 per share)                       (83,180)  (13,140)  (91,800)
Canceled ($7 per share)                    (2,840)             (9,000)
                                        -----------------------------

Outstanding at end of year (prices
 ranging from $5.75 to $16.875 per
 share)                                   349,440   435,460   448,600
                                        =============================

Exercisable at end of year                155,004   174,020   115,400
Available for grant at end of year        123,640   120,800   120,800

                    American Biltrite Inc. and Subsidiaries

12.  Stock Option Plans (continued)

Congoleum Stock Option Plan

Under the terms of Congoleum's 1995 Stock Option Plan (the Plan), options to purchase up to 550,000 shares of Congoleum's Class A common stock may be issued to officers and key employees. These options may be either incentive stock options or non qualified stock options, and the option price must be at least equal to the fair value of the Congoleum's Class A common stock on the date of grant. All options granted vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

During 1995, Congoleum issued 498,000 options under the Plan, which are exercisable at $13 per share. No shares were under option as of the beginning of the year, 17,000 options were forfeited and no options were exercised or expired during 1995. The total number of shares under option as of December 31, 1995 was 481,000 and an additional 69,000 shares are available for grant under the Plan as of December 31, 1995. As of December 31, 1995, no options are exercisable under the Plan.

The fair value of Congoleum's Class A common stock at December 31, 1995 was approximately $10.75 per share.

13.  Industry Segments

The Company operates in three principal industries: industrial, flooring and jewelry products. Vinyl and vinyl composition floor coverings are manufactured by the flooring group with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use. The industrial products group principally manufactures pressure-sensitive tape, sheet rubber packing, matting, and footwear heels and soles, and conveyor belting. These products are marketed through distributors as well as directly to original equipment manufacturers and end users. The accounts of Congoleum are included in the flooring products segment in 1995. The jewelry segment reflects the results of K&M Associates L.P. which is a national costume jewelry supplier to the mass merchandiser markets. The Company considers all revenues and expenses except interest expense and investment income and all assets except investments in affiliated companies to be of an operating nature and, accordingly, allocates them to industry segments regardless of the profit center in which recorded.

                    American Biltrite Inc. and Subsidiaries

13.  Industry Segments (continued)

Information on Business Segments
--------------------------------

                                            1995       1994       1993
                                        --------------------------------
                                                  (In thousands)
Net sales:
  Flooring products                       $277,528   $ 18,386   $ 29,465
  Industrial products                       92,208     87,759     74,386
  Jewelry                                   34,737
                                        --------------------------------
Consolidated                              $404,473   $106,145   $103,851
                                        ================================

Operating profits:
  Flooring products                       $ 21,768   $    209   $  1,323
  Industrial products                        7,745      7,804      4,431
  Jewelry                                   (2,156)
  Interest expense and investment income    (8,637)      (299)      (906)
                                        --------------------------------
Consolidated                              $ 18,720   $  7,714   $  4,848
                                        ================================

Identifiable assets:
  Flooring products                       $218,232   $ 13,784   $ 16,717
  Industrial products                       53,625     58,792     45,954
  Jewelry                                   30,530
  Investments in affiliated companies        1,100     10,228      9,026
                                        --------------------------------
Consolidated                              $303,487   $ 82,804   $ 71,697
                                        ================================

Depreciation expense:
  Flooring products                       $  9,034   $    978   $  1,256
  Industrial products                        2,054      1,737      1,430
  Jewelry                                      186
                                        --------------------------------

Consolidated                              $ 11,274   $  2,715   $  2,686
                                        ================================

                    American Biltrite Inc. and Subsidiaries

13.  Industry Segments (continued)


                          1995     1994     1993
                       ---------------------------
                              (In thousands)
Capital expenditures:
 Flooring products       $11,126   $1,747   $1,443
 Industrial products       2,820    6,852    1,394
 Jewelry                     175
                       ---------------------------
Consolidated             $14,121   $8,599   $2,837
                       ===========================

In 1995, three customers of K&M accounted for approximately 29%, 26% and 23%, respectively, of the jewelry segment net sales. Also in 1995, two customers accounted for 20% and 15%, respectively, of the flooring industry segment net sales. The loss of any one of these customers could adversely affect the results of operations of the respective segment.

Amounts included in the above information relating to ABI's foreign operations are summarized as follows (in thousands):

                              Net Sales        Sales to
                              and Other      Unaffiliated       Operating       Identifiable       Depreciation         Capital
                                Income         Customers          Profit           Assets             Expense         Expenditures
                           ---------------------------------------------------------------------------------------------------------
1995:                          $56,303            $56,230          $1,390            $28,684             $1,576            $1,701
                           =========================================================================================================
1994:
 Canada                        $35,995            $35,844          $1,219            $21,248             $1,311            $2,719
 Other                          14,013             13,774           1,034              8,327                191               326
                           ---------------------------------------------------------------------------------------------------------
Total                          $50,008            $49,618          $2,253            $29,575             $1,502            $3,045
                           =========================================================================================================
1993:
 Canada                        $36,286            $35,243          $1,354            $21,528             $1,058            $1,746
 Other                          11,267             11,438             416              6,745                154               139
                           ---------------------------------------------------------------------------------------------------------
Total                          $47,553            $46,681          $1,770            $28,273             $1,212            $1,885
                           =========================================================================================================

                    American Biltrite Inc. and Subsidiaries

13.  Industry Segments (continued)

Intersegment and interarea sales include an element of profit which has been eliminated in consolidation. Operating profit is total revenue less operating expenses, excluding interest and general corporate expenses. Identifiable assets by industry include both assets directly identified with those operations and an allocable share of jointly used assets.

Substantially all the Company's sales are to select flooring distributors and retailers located in the United States. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

14.  Quarterly Financial Information (Unaudited)

                              First        Second         Third          Fourth
                             Quarter       Quarter        Quarter        Quarter
                           -----------------------------------------------------
                            (In thousands of dollars, except per share amounts)
1995
----
  Net sales                  $89,691       $101,289       $107,441      $106,052
  Gross profit                27,529         31,730         30,180        27,857
  Net earnings                 2,019          2,127          1,552           407

  Net earnings per share:
    Primary                      .53            .56            .41           .11
    Fully diluted                .53            .56            .41           .11


                              First        Second         Third          Fourth
                             Quarter       Quarter        Quarter        Quarter
                           -----------------------------------------------------
                            (In thousands of dollars, except per share amounts)
1994
----
  Net sales                  $24,722       $ 27,823       $ 26,361      $ 27,239
  Gross profit                 6,817          7,893          7,816         7,749
  Net earnings                 1,448          3,631          3,180         4,002

  Net earnings per share:
    Primary                      .39            .97            .84          1.06
    Fully diluted                .39            .96            .84          1.06

                    American Biltrite Inc. and Subsidiaries

                Schedule II--Valuation and Qualifying Accounts

                 Years ended December 31, 1995, 1994 and 1993


(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
COL. A                          COL. B          COL. C         COL. D       COL. E      COL. F              COL. G
---------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                              -----------------------------------
                                                             Charged to
                              Balance at      Charged to       Other
                             Beginning of     Costs and      Accounts--               Deductions--     Balance at End
Description                     Period         Expenses       Describe      Other       Describe         of Period
---------------------------------------------------------------------------------------------------------------------
1995
----

  Allowances for doubtful
   accounts and cash
   discounts                   $1,466           $4,097                  $  5,408 (B)   $  4,494 (A)        $6,477
                             ========================================================================================

  Reserve for returns and
   markdowns                                    $8,365                  $  2,521 (C)     $7,585 (A)        $3,301
                             ========================================================================================

1994
----

  Allowances for doubtful
   accounts and cash
   discounts                   $1,277           $2,189                                   $2,000 (A)        $1,466
                             ========================================================================================


                    American Biltrite Inc. and Subsidiaries

                 Years ended December 31, 1995, 1994 and 1993

(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
COL. A                          COL. B          COL. C         COL. D       COL. E      COL. F              COL. G
---------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                              -----------------------------------
                                                             Charged to
                              Balance at      Charged to       Other
                             Beginning of     Costs and      Accounts--               Deductions--     Balance at End
Description                     Period         Expenses       Describe      Other       Describe         of Period
---------------------------------------------------------------------------------------------------------------------
1993
----

Allowances for doubtful
 accounts and cash
 discounts                     $2,717           $1,560                                  $3,000 (A)       $1,277
                             ========================================================================================

(A) Represents accounts charged off during the year, net of recoveries and $1,216 transferred to Congoleum in 1993.
(B) Represents allowances for Congoleum as of January 1, 1995 and K&M as of April 1, 1995.
(C) Represents reserve for returns and markdowns for K&M as of April 1, 1995.