Form 10-Q
period 1996-03-30
AMERICAN BILTRITE INC
filed 1996-05-13
CIK 4611

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For Quarter Ended     March 30, 1996     Commission File Number  1-4773
                 ------------------------                      ---------

                        American Biltrite Inc.
- ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                                  04-1701350
- ------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   57 River Street       Wellesley Hills, Massachusetts        02181
- ------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     617-237-6655
                                                  ----------------------
                                 None
- ------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   ------    ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


            Class                         Outstanding at May 1, 1996
- ----------------------------           --------------------------------
Common Stock, no par value                     3,648,836 shares

                              FORM 10-Q

                     PART I.   FINANCIAL INFORMATION
                AMERICAN BILTRITE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                ($000)

                                                   March  30,     December 31,
                                                      1996           1995
                                                   ----------     -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $  22,368       $  39,297
  Accounts receivable, net                            41,520          30,708
  Inventories                                         87,066          82,853
  Prepaid expenses & other current assets             10,474          11,268
                                                   ---------       ---------
        TOTAL CURRENT ASSETS                         161,428         164,126

Goodwill, net                                         25,032          23,579
Deferred income taxes                                  2,873           2,873
Other assets                                           8,462           8,614
Property, plant and equipment, net                   105,713         104,295
                                                   ---------       ---------
                                                   $ 303,508       $ 303,487
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                    $  12,000
  Accounts payable                                    25,740       $  29,094
  Accrued expenses                                    38,654          44,819
  Current portion of long-term debt                    1,209           3,207
                                                   ---------       ---------
        TOTAL CURRENT LIABILITIES                     77,603          77,120

Long-term debt                                       108,884         107,712
Other liabilities                                     47,703          48,180
Non-controlling interests                             12,083          12,679

STOCKHOLDERS' EQUITY
  Common stock                                        19,469          19,469
  Retained earnings                                   51,519          52,096
  Equity adjustment from translation                  (1,964)         (2,334)
  Minimum pension liability                             (445)           (445)
  Less cost of shares in treasury                    (11,344)        (10,990)
                                                   ---------       ---------
                                                      57,235          57,796
                                                   ---------       ---------
                                                   $ 303,508       $ 303,487
                                                   =========       =========

See accompanying notes to consolidated condensed financial statements.

                               FORM 10-Q

                     PART I.   FINANCIAL INFORMATION
                 AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                 ($000)

                                             Three Months Ended
                                           March 30,     April  1,
                                             1996          1995
                                           ---------     ---------
Net sales                                  $ 89,905      $ 89,691
Interest and other income                     1,313         2,267
                                           --------      --------
                                             91,218        91,958
Costs and expenses:
 Cost of products sold                       64,756        62,162
 Selling, general and administrative
  expenses                                   25,113        21,679
 Interest                                     2,649         2,156
                                           --------      --------
                                             92,518        85,997
                                           --------      --------
 EARNINGS (LOSS) BEFORE
  INCOME TAXES (BENEFIT) AND
  NON-CONTROLLING INTERESTS                  (1,300)        5,961

Income taxes (benefit)                         (505)        2,531
Non-controlling interests                       585        (1,411)
                                           --------      --------

          NET EARNINGS (LOSS)              $   (210)     $  2,019
                                           ========      ========


Earnings (loss) per common share           $   (.06)     $    .53
                                           ========      ========


Dividends declared per common share        $    .10      $  .0625
                                           ========      ========

See accompanying notes to consolidated condensed financial statements.

                               FORM 10-Q

                    PART I.   FINANCIAL INFORMATION
                AMERICAN BILTRITE INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($000)


                                                    Three Months Ended
                                                   March 30,   April  1,
                                                     1996        1995
                                                   --------    --------
OPERATING ACTIVITIES
Net earnings (loss)                               $   (210)   $  2,019
 Adjustments to reconcile net earnings (loss)
  to net cash used by operating activities:
    Depreciation and amortization                    3,239       2,878
    Accounts and notes receivable                  (10,854)     (9,986)
    Inventories                                     (4,288)     (8,900)
    Prepaid expenses and other current assets          782        (236)
    Accounts payable and accrued expenses           (9,464)     (8,854)
    Non-controlling interests                         (585)      1,411
    Other                                             (391)      1,202
                                                   -------     -------

  NET CASH USED BY OPERATING
   ACTIVITIES                                      (21,771)    (20,466)

INVESTING ACTIVITIES
 Investment in property, plant and equipment        (4,160)     (2,223)
 Sale of short-term investments, net                            14,295
 Business acquisitions                              (1,680)
                                                   -------     -------
  NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                       (5,840)     12,072

FINANCING ACTIVITIES
 Net short-term borrowings                          12,000
 Long-term borrowings                               15,000
 Payment on long-term debt                         (16,084)        (29)
 Payment of Congoleum equity offering costs                       (732)
 Net proceeds from Congoleum equity offering                    56,219
 Repurchase of Congoleum Class B shares                        (60,450)
 Purchase of treasury shares                          (371)
 Proceeds from exercise of stock options                17          11
 Dividends paid                                       (367)       (223)
                                                   -------     -------
  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                       10,195      (5,204)

Effect of foreign exchange                             487        (516)
                                                   -------     -------
 DECREASE IN CASH AND CASH EQUIVALENTS             (16,929)    (14,114)

Cash and cash equivalents at beginning of
 period                                             39,297      19,701
                                                   -------     -------
  CASH AND CASH EQUIVALENTS AT END OF
   QUARTER                                        $ 22,368    $  5,587
                                                   =======     =======


See accompanying notes to consolidated condensed financial statements.

                                FORM 10-Q

                       PART I.   FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 30, 1996


Note A - Basis of Presentation
- ------------------------------
The   accompanying   unaudited   consolidated  condensed   financial
statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March
30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Inventories
- --------------------
Inventory at March 30, 1996 and December 31, 1995 consisted of the following:


                                       March 30,     December 31,
                                         1996            1995
                                       --------      ------------
                                               ($000)
Finished goods                        $ 59,096        $ 54,629
Work-in-process                         13,290          11,984
Raw materials and supplies              14,680          16,240
                                       -------         -------
                                      $ 87,066        $ 82,853
                                       =======         =======


Note C - Commitments and Contingencies
- --------------------------------------
ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                               FORM 10-Q

                     PART I.   FINANCIAL INFORMATION
                 AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   MANAGEMENTS' DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             March 30, 1996



Results of Operations
- ---------------------
The comments that follow compare the first quarter of 1996 results of operations with the same period of 1995. In the 1995 first quarter, the financial results of K&M Associates L.P. ("K&M") are not included in that ABI did not acquire a majority position in K&M until April 1, 1995.

Net  sales  for  the  first quarter of 1996  were  $89.9 million compared
to  $89.7  million  last year.   Congoleum Corporation ("Congoleum") sales
reflect a decrease of $9.1 million from last year and are offset by the inclusion of K&M in the current quarter and small sales gains in ABI's Tape and Canadian operations. The sales decline at Congoleum was
due to several factors.   First was the extremely weak retail demand in the
quarter. Second was the continued decline in purchases by Color Tile, Inc., a major retailer operating under Chapter 11 bankruptcy protection. Third was the timing of Congoleum's Spring season new product introductions, which occurred later in 1996 than in 1995, resulting in a greater proportion of shipments in early April as opposed to late March. Fourth was a decline in sales in Canada resulting from changes of Congoleum's distribution in that country which have not yet been completed.

The net loss for the first quarter of 1996, $.2 million, is attributable to a loss at Congoleum, based on its sales decline described earlier, and a loss at K&M which is experiencing a continuation of the weak retail environment. All other divisions of the Company achieved profit levels during the quarter comparable to 1995's first quarter.

Interest and other income decreased in the current quarter to $1.3 million from $2.3 million last year. Key factors accounting for this reduction are lower royalty income at Congoleum and at ABI lower incentive payments from Hillside Industries.

Cost of products sold as a percentage of sales in the current quarter increased to 72.0% from 69.3% last year. This increase is due to the lower sales volume and reduced gross profit margin at Congoleum. Gross margins declined as a result of decreased production volumes, which more than offset declines in raw material costs from the first quarter of 1995 levels.

                                FORM 10-Q

                      PART I.    FINANCIAL INFORMATION
                   AMERICAN BILTRITE INC. AND SUBSIDIARIES
                     MANAGEMENTS' DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               March 30, 1996


Selling, general and administrative expense as a percentage of sales increased to 27.9% in the current quarter compared to 24.2% last year. Two major factors account for this increase and are the effect of the substantial sales decline at Congoleum and the inclusion in the current quarter of expenses at K&M where these expenses historically have been higher than those experienced at ABI and Congoleum.

Interest expense increased to $2.6 million in the current quarter compared to $2.2 million last year. This increase is due to increased borrowings at ABI to finance the acquisition of additional partnership interest in K&M, and at K&M to finance a portion of its working capital.


Liquidity and Capital Resources
- -------------------------------
Cash and cash equivalents declined $16.9 million for the three months ended March 30, 1996 to $22.4 million. Working capital was $83.8 million, down from $87.0 million at December 31, 1995. The ratio of current assets to current liabilities at March 30, 1996 and December 31, 1995 was 2.1. Cash used by operations was $21.8 million for the first quarter of 1996 and consists mainly of the seasonal increase in receivables and inventories.

Capital expenditures in the current first quarter were $4.2 million and depreciation and amortization expense was $3.2 million. It is anticipated that total year 1996 capital spending will be in the range of $18 - 20 million.

The Company has established a reserve for product related liabilities and an environmental reserve against which the costs of administration and remediation are and will be charged. Since legal proceedings tend to be unpredictable and costly, resolution of an environmental proceeding could possibly be material to the results of operations or cash flow for a particular quarterly or annual reporting period.

Cash requirements for capital expenditures, working capital, debt service and the current authorization of $5.1 million to purchase ABI Common Stock, are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $24.0 million and at Congoleum are $30.0 million. During the current quarter, ABI entered into a $30.0 million note purchase and private shelf agreement with an insurance company and drew down $15.0 million. There is $15.0 million remaining in the shelf facility for future financing requirements.

                                  FORM 10-Q

                        PART II.   OTHER INFORMATION
                  AMERICAN BILTRITE INC. AND SUBSIDIARIES
                              March 30, 1996



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)   Exhibits
      --------
      The following exhibit is included herein:

      (11)  Statement re:  computation of earnings per share

(b)   Reports on Form 8-K
      -------------------
      There were no reports on Form 8-K filed for the three months ended March 30, 1996.







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



                                                AMERICAN BILTRITE INC.
                                                ----------------------
                                                     (Registrant)



Date:  May 9, 1996                             BY:/s/Gilbert K. Gailius
                                                  ---------------------
                                                  Gilbert K. Gailius
                                                  Vice President-Finance

                                   FORM 10-Q

                           PART II.   OTHER INFORMATION
                      AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                 MARCH 30, 1996


Item 6.   Exhibits
- ------------------
     (11)  STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                                Three Months Ended
                                                      April 1,
                                                        1995
                                                      -------
                                       (000's omitted, except per share data)
Primary:

 Average shares outstanding                            3,572


 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using average market price                             247
                                                       -----

               Totals                                  3,819
                                                       =====

 Net income                                          $ 2,019
                                                       =====

 Per share amount                                    $   .53
                                                       =====

Fully diluted:

 Average shares outstanding                            3,572

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using average market price                             247
                                                       -----

               Totals                                  3,819
                                                       =====

 Net income                                          $ 2,019
                                                       =====

 Per share amount                                    $   .53
                                                       =====

    Note:  There was no dilutive effect from stock options in 1996.
            Weighted average shares outstanding for the three months ended March 30, 1996 were 3,670,608.

