Form 10-Q
period 1996-06-29
AMERICAN BILTRITE INC
filed 1996-08-13
CIK 4611

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934



For Quarter Ended     June 29, 1996      Commission File Number 1-4773
                 ------------------------                      -------


                       American Biltrite Inc.
- ----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


            Delaware                                  04-1701350
- ----------------------------------------------------------------------
State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   57 River Street       Wellesley Hills, Massachusetts        02181
- ----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     617-237-6655
                                                  --------------------

                                 None
- ----------------------------------------------------------------------
Former name, former address, and former fiscal year if changed since last report)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


          Class                         Outstanding at  August  1,  1996
- --------------------------              --------------------------------
       Common Stock                            3,629,726 shares

                                FORM 10-Q

                     PART I.   FINANCIAL INFORMATION
                 AMERICAN BILTRITE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                 ($000)

                                                  June  29,   December 31,
                                                    1996          1995
                                                 -----------  ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  12,125    $  39,297
  Short-term investments                             27,500
  Accounts receivable, net                           43,758       30,708
  Inventories                                        90,490       82,853
  Prepaid expenses & other current assets             8,769       11,268
                                                  ----------   ----------
        TOTAL CURRENT ASSETS                        182,642      164,126

Goodwill, net                                        25,012       23,579
Deferred income taxes                                 2,873        2,873
Other assets                                          8,310        8,614
Property, plant and equipment, net                  107,109      104,295
                                                  ----------   ----------
                                                  $ 325,946    $ 303,487
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                   $  19,000
  Accounts payable                                   27,204    $  29,094
  Accrued expenses                                   49,680       44,819
  Current portion of long-term debt                   1,204        3,207
                                                  ----------   ----------
         TOTAL CURRENT LIABILITIES                   97,088       77,120

Long-term debt                                      107,815      107,712
Other liabilities                                    48,004       48,180
Non-controlling interests                            14,801       12,679

STOCKHOLDERS' EQUITY
  Common stock                                       19,469       19,469
  Retained earnings                                  52,794       52,096
  Equity adjustment from translation                 (2,022)      (2,334)
  Minimum pension liability                            (445)        (445)
  Less cost of shares in treasury                   (11,558)     (10,990)
                                                  ---------    ----------
                                                     58,238       57,796
                                                  ----------   ----------
                                                  $ 325,946    $ 303,487
                                                  ==========   ==========

See accompanying notes to consolidated condensed financial statements.

                             FORM 10-Q

                   PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                 ($000)

                              Three Months Ended        Six Months Ended
                             June 29,    July  1,     June 29,    July  1,
                               1996        1995         1996        1995
                             --------    --------     --------    --------
Net sales                    $ 110,175   $ 101,289    $ 200,080  $ 190,980
Interest and other income          810       1,175        2,123      3,442
                             ----------  ----------   ---------- ----------
                               110,985     102,464      202,203    194,422
                             ----------  ----------   ---------- ----------

Costs and expenses:
  Cost of products sold         74,422      69,559      139,178    131,721
  Selling, general and
   administrative expenses      26,452      23,089       51,565     44,768
  Interest                       2,585       2,789        5,234      4,945
                             ----------  ----------   ---------- ----------
                               103,459      95,437      195,977    181,434
                             ----------  ----------   ---------- ----------
  EARNINGS BEFORE INCOME TAXES
    AND NON-CONTROLLING
    INTERESTS                    7,526       7,027        6,226     12,988

Provision for income taxes       3,150       3,118        2,645      5,649
Non-controlling interests       (2,736)     (1,782)      (2,151)    (3,193)
                             ----------  ----------   ---------- ----------

     NET EARNINGS            $   1,640   $   2,127    $   1,430  $   4,146
                             ==========  ==========   ========== ==========

Earnings per common share    $     .45   $     .56    $     .39  $    1.09
                             ==========  ==========   ========== ==========

Dividends declared per
  common share               $     .10   $   .0875    $     .20  $     .15
                             ==========  ==========   ========== ==========

See accompanying notes to consolidated condensed financial statements.

                              FORM 10-Q

                   PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                ($000)


                                                   Six Months Ended
                                                 June 29,    July  1,
                                                   1996        1995
                                                 --------    --------
OPERATING ACTIVITIES
 Net earnings                                    $  1,430    $  4,146
 Adjustments to reconcile net earnings to
  net cash used by operating activities:
    Depreciation and amortization                   6,076       5,894
    Accounts and notes receivable                 (13,176)     (5,328)
    Inventories                                    (7,847)    (16,431)
    Prepaid expenses and other current assets       2,476         430
    Accounts payable and accrued expenses           2,023         616
    Non-controlling interests                       2,151       3,193
    Other                                           1,071         889
                                                 ---------   ---------
  NET CASH USED BY OPERATING
   ACTIVITIES                                      (5,796)     (6,591)

INVESTING ACTIVITIES
 Investment in property, plant and equipment       (8,411)     (4,645)
 Purchase of short-term investments               (27,500)    (12,500)
 Maturities of short-term investments                          28,295
 Business acquisitions                             (1,680)     (5,274)
                                                 ---------   ---------
 NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                     (37,591)      5,876

FINANCING ACTIVITIES
 Net short-term borrowings                         19,000      16,000
 Long-term borrowings                              15,000
 Payment on long-term debt                        (17,154)        (52)
 Payment of Congoleum equity offering costs                      (870)
 Net proceeds from Congoleum equity offering                   56,219
 Repurchase of Congoleum Class B shares                       (60,450)
 Repayments of loans from affiliates                           (5,400)
 K&M capital transactions                                      (3,569)
 Purchase of treasury shares                         (604)         (2)
 Proceeds from exercise of stock options               36          28
 Dividends paid                                      (732)       (539)
                                                 ---------   ---------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                      15,546       1,365

Effect of foreign exchange                            669        (432)
                                                 ---------   ---------
  INCREASE (DECREASE) IN CASH                     (27,172)        218

Cash at beginning of period                        39,297      19,701
                                                 ---------   ---------
  CASH AT END OF PERIOD                          $ 12,125    $ 19,919
                                                 =========   =========


See accompanying notes to consolidated condensed financial statements.

                              FORM 10-Q

                    PART I.   FINANCIAL INFORMATION
                AMERICAN BILTRITE INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            June 29, 1996


Note A - Basis of Presentation
- ------------------------------
The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Inventories
- --------------------
Inventory at June 29, 1996 and December 31, 1995 consisted of the following:

                                   June 29,      December 31,
                                     1996            1995
                                   --------      ------------
                                           ($000)
Finished goods                    $ 61,590         $ 54,629
Work-in-process                     13,717           11,984
Raw materials and supplies          15,183           16,240
                                  ---------        ---------
                                  $ 90,490         $ 82,853
                                  =========        =========

Note C - Commitments and Contingencies
- --------------------------------------
ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                            FORM 10-Q

                  PART I.   FINANCIAL INFORMATION
              AMERICAN BILTRITE INC. AND SUBSIDIARIES
               MANAGEMENTS' DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          June 29, 1996



Results of Operations
- ---------------------
Net sales for the 1996 second quarter were $110.2 million compared to $101.3 million last year. Congoleum Corporation ("Congoleum") sales in the second quarter reflect an increase of $5.7 million over last year's second quarter resulting from a strong performance in nearly all product categories with the most significant increase occurring in sales to the manufactured housing segment. ABI's Tape and Canadian operations also reflect increases over last year with K&M Associates L.P. ("K&M") reflecting a small sales loss from last year due to the continuation of a weak retail environment.

Year-to-date net sales were $200.1 million compared to $191.0 million last year. ABI's Tape and Canadian operations reflect year-to-year increases in sales due to an improved domestic economy. Congoleum's strong second quarter sales performance did not overcome the poor sales performance in the current first quarter. K&M operating performance was not included in last year's first quarter in that ABI did not acquire a majority position in K&M until April 1, 1995.

Interest and other income decreased by $0.4 million in the current quarter and by $1.3 million in the current six months. Key factors accounting for this reduction are lower royalty income at Congoleum, lower incentive payments from Hillside Industries and receipt in 1995 of one-time insurance claim and reserve adjustments.

Cost of products sold as a percentage of sales in the current quarter decreased to 67.5% from 68.7%. This improvement was generated mainly at Congoleum where gross profit margins improved as a result of the sales increase discussed earlier, improved productivity and more moderate raw material costs. In the current six months, these percentages increased to 69.6% from 69.0% last year caused by the poor sales and productivity performance at Congoleum in the current first quarter.

Selling, general and administrative expenses as a percentage of sales in the current quarter increased to 24.0% from 22.8% last year and for the current six months increased to 25.8% from 23.4% last year. The major reasons for the increase for both periods include increased expenses at both Congoleum and ABI for new and existing product promotions, expanded distribution and new product development.

                           FORM 10-Q

                PART I.    FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         June 29, 1996


Interest expense decreased to $2.6 million in the current quarter from $2.8 million last year due to the mix of loans outstanding with varying interest rates and interest rates being generally lower than last year. Interest expense increased to $5.2 million in the current six months from $4.9 million last year due to increased borrowings at ABI to finance the acquisition of additional partnership interest in K&M, and at K&M to finance a portion of its working capital.

Net income for the second quarter of 1996 was $1.6 million, compared to $2.1 million for last year's second quarter and reflect the improvement in earnings at Congoleum being offset by lower earnings at ABI and a loss at K&M. For the current six months, net income was $1.4 million, being $2.7 million lower than $4.1 million net income in the first half of 1995. Congoleum's current first quarter loss together with lower six months earnings at ABI and a six month loss at K&M, account for this year-to-year difference.


Liquidity and Capital Resources
- -------------------------------
Cash  and  cash equivalents, including short-term investments  at
June 29, 1996, were $39.6 million compared to $39.3 million at December 31, 1995. Working capital was $85.6 million,down slightly from $87.0 million at December 31, 1995. The ratio of current assets to current liabilities at June 29, 1996 was 1.9 to 1 and was 2.1 to 1 at December 31, 1995. Cash used by operations was $5.8 million for the first six months of 1996 and consists mainly of increases in receivables and inventory to support the current increases in sales volume.

Capital  expenditures in the current six months were $8.4 million
and  depreciation and amortization expense was $6.1 million.   It
is anticipated that total year 1996 capital spending will be in the range of $22 to $24 million.

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

                           FORM 10-Q

                PART I.    FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         June 29, 1996


Cash requirements for capital expenditures, working capital, debt service and the current authorization of $5.0 million to purchase ABI Common Stock and $5.0 million to purchase Congoleum Common Stock, are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $30.0 million and at Congoleum are $30.0 million. During the current first quarter, ABI entered into a $30.0 million note purchase and private shelf agreement with an insurance company and drew down $15.0 million. There is $15.0 million remaining in the shelf facility for future financing requirements.

                            FORM 10-Q

                    PART II.   OTHER INFORMATION
              AMERICAN BILTRITE INC. AND SUBSIDIARIES
                           June 29, 1996


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits
      --------
      The following exhibits are included herein:

      3.1(1)  Restated Certificate of Incorporation
              dated May 3, 1990

      3.1(2) Certificate of Amendment, dated May 30, 1995, of the Restated Certificate of Incorporation

      3.1(3) Certificate of Amendment, dated May 15, 1996, of the Restated Certificate of Incorporation dated May 3, 1990, as amended

        (11)  Statement re:  computation of earnings per share


(b)   Reports on Form 8-K
      ------------------
       There were no reports on Form 8-K filed for the three months ended June 29, 1996.



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



                                        AMERICAN BILTRITE INC.
                                        ----------------------
                                             (Registrant)





Date:   August 8, 1996                BY:/s/Gilbert K. Gailius
                                         ---------------------
                                         Gilbert K. Gailius
                                         Vice President-Finance