Form 10-Q
period 1996-09-28
AMERICAN BILTRITE INC
filed 1996-11-06
CIK 4611

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934



For Quarter Ended   September 28, 1996   Commission File Number 1-4773
                 ------------------------                      -------


                       American Biltrite Inc.
----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


            Delaware                                  04-1701350
----------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   57 River Street       Wellesley Hills, Massachusetts        02181
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     617-237-6655
                                                  --------------------

                                 None
----------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


         Class                          Outstanding at November 1, 1996
-----------------------               -----------------------------------
      Common Stock                              3,630,048 shares

                                FORM 10-Q

                     PART I.   FINANCIAL INFORMATION
                 AMERICAN BILTRITE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                 ($000)

                                                Sept. 28,     December 31,
                                                   1996           1995
                                               -----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    4,391      $   39,297
  Short-term investments                            35,100
  Accounts receivable, net                          54,072          30,708
  Inventories                                       82,733          82,853
  Prepaid expenses & other current assets            9,951          11,268
                                                 ---------      ----------
        TOTAL CURRENT ASSETS                       186,247         164,126

Goodwill, net                                       24,754          23,579
Deferred income taxes                                2,873           2,873
Other assets                                         8,193           8,614
Property, plant and equipment, net                 111,617         104,295
                                                 ---------      ----------
                                                $  333,684      $  303,487
                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                 $   21,250
  Bank checks outstanding, net                       5,401
  Accounts payable                                  23,768      $   29,094
  Accrued expenses                                  49,617          44,819
  Current portion of long-term debt                  1,156           3,207
                                                ----------      ----------
         TOTAL CURRENT LIABILITIES                 101,192          77,120

Long-term debt                                     107,815         107,712
Other liabilities                                   48,177          48,180
Non-controlling interests                           17,273          12,679

STOCKHOLDERS' EQUITY
  Common stock                                      19,469          19,469
  Retained earnings                                 54,175          52,096
  Equity adjustment from translation                (2,143)         (2,334)
  Minimum pension liability                           (445)           (445)
  Less cost of shares in treasury                  (11,829)        (10,990)
                                                ----------      ----------
                                                    59,227          57,796
                                                ----------      ----------
                                                $  333,684      $  303,487
                                                ==========      ==========


See accompanying notes to consolidated condensed financial statements.

                             FORM 10-Q

                   PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                 ($000)

                               Three Months Ended      Nine Months Ended
                              Sept. 28,   Sept. 30,   Sept. 28,   Sept. 30,
                                1996        1995        1996        1995
                             ----------  ----------   ---------  ----------

Net sales                   $  111,263   $  107,441   $  311,343  $  298,421
Interest and other income          999          604        3,122       4,046
                            ----------   ----------   ----------  ----------
                               112,262      108,045      314,465     302,467
                            ----------   ----------   ----------  ----------

Costs and expenses:
  Cost of products sold         75,276       77,261      214,454     208,982
  Selling, general and
   administrative expenses      26,946       23,694       78,511      68,462
  Interest                       2,757        2,707        7,991       7,652
                            ----------   ----------   ----------  ----------
                               104,979      103,662      300,956     285,096
                            ----------   ----------   ----------  ----------
  EARNINGS BEFORE INCOME TAXES
    AND NON-CONTROLLING
    INTERESTS                    7,283        4,383       13,509      17,371

Provision for income taxes       3,067        1,707        5,712       7,356
Non-controlling interests       (2,472)      (1,124)      (4,623)     (4,317)
                            ----------   ----------   ----------  ----------

     NET EARNINGS           $    1,744   $    1,552   $    3,174  $    5,698
                            ==========   ==========   ==========  ==========

Earnings per common share   $      .48   $      .41   $      .87  $     1.50


Dividends declared per
common share                $      .10   $      .10    $     .30  $      .25


See accompanying notes to consolidated condensed financial statements.

                              FORM 10-Q

                   PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                ($000)

                                                  Nine Months Ended
                                                 Sept. 28,    Sept. 30,
                                                   1996         1995
                                                ----------   ----------
OPERATING ACTIVITIES
 Net earnings                                   $    3,174   $    5,698
 Adjustments to reconcile net earnings to
  net cash used by operating activities:
    Depreciation and amortization                    9,655        8,840
    Accounts and notes receivable                  (23,493)      (9,499)
    Inventories                                       (104)      (9,127)
    Prepaid expenses and other current assets        1,289         (593)
    Accounts payable                                (5,306)      (4,435)
    Accrued expenses                                 4,815       (5,930)
    Non-controlling interests                        4,594        4,317
    Other                                               19        1,465
                                                ----------   ----------
  NET CASH USED BY OPERATING ACTIVITIES             (5,357)      (9,264)

INVESTING ACTIVITIES
 Investment in property, plant & equipment         (15,813)      (8,316)
 Purchase of short-term investments                (35,100)     (28,755)
 Maturities of short-term investments                            52,550
 Business acquisitions                              (1,680)      (5,274)
                                                ----------   ----------
  NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                      (52,593)      10,205

FINANCING ACTIVITIES
 Net short-term borrowings                          21,250       21,000
 Long-term borrowings                               15,000
 Payment on long-term debt                         (17,207)      (2,086)
 Bank checks outstanding, net                        5,401
 Payment of Congoleum equity offering costs                        (911)
 Net proceeds from Congoleum equity offering                     56,219
 Purchase of Congoleum Class B shares                           (60,450)
 Repayments of loans from affiliates                             (5,792)
 K&M capital transactions                                        (3,821)
 Purchase of treasury shares                          (878)        (882)
 Dividends paid                                     (1,095)        (909)
                                                ----------   ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES         22,471        2,368

Effect of foreign exchange                             573         (391)
                                                ----------   ----------
  INCREASE (DECREASE) IN CASH                      (34,906)       2,918

Cash at beginning of period                         39,297       19,701
                                                ----------   ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    4,391   $   22,619
                                                ==========   ==========


See accompanying notes to consolidated condensed financial statements.

                            FORM 10-Q

                PART I.   FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    September 28, 1996



Note A - Basis of Presentation
------------------------------
The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Inventories
--------------------
Inventory at September 28, 1996 and December 31, 1995 consisted of the following:

                                 September 28,    December 31,
                                     1996             1995
                                 ------------     -----------
                                            ($000)
 Finished goods                  $  55,234        $  54,629
 Work-in-process                    12,611           11,984
 Raw materials and supplies         14,888           16,240
                                 ---------        ---------
                                 $  82,733        $  82,853
                                 =========        =========


Note C - Commitments and Contingencies
--------------------------------------
ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

See Item 1. - Legal Proceedings

                            FORM 10-Q

                 PART I.   FINANCIAL INFORMATION
             AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     September 28, 1996



Results of Operations
---------------------
Net sales for the 1996 third quarter were $111.3 million compared to $107.4 million last year. Congoleum Corporation ("Congoleum") sales in the third quarter account for the major portion of the increase between years and was primarily due to sales to new customers. Shipments to the manufactured housing segment and sales of residential sheet goods also contributed to the increase. ABI's Tape and Canadian operations also reflect small increases in sales over last year with K&M Associates L.P. ("K&M") reflecting a small sales loss from last year due to the continuation of a weak retail environment.

Year-to-date net sales were $311.3 million compared to $298.4 million last year. ABI's Tape and Canadian operations continue to reflect year-to-year increases in sales due to improved domestic economies. Congoleum's strong second and third quarter sales performance overcame the poor sales performance in the current first quarter and is currently ahead of last year's nine month sales pace. K&M's sales for the current nine months are ahead of last year as K&M operations were not included in last year's first quarter in that ABI did not acquire a majority position in K&M until April 1, 1995.

Interest and other income increased by $0.4 million in the current quarter due to receipt of royalty income at Congoleum. In the current nine month period, interest and other income is $0.9 million lower than last year due to lower royalty income at Congoleum, lower incentive payments from Hillside Industries and receipt in 1995 of one-time insurance claim and reserve adjustments.

Cost of products sold as a percentage of sales decreased in the current quarter to 67.7% from 71.9% last year and in the current nine months decreased to 68.9% from 70.0% last year. This improvement was generated entirely at Congoleum where gross profit margins improved as a result of the sales increase discussed earlier, improved manufacturing efficiency and more moderate raw material costs.

Selling, general and administrative expenses as a percentage of sales in the current quarter increased to 24.2% from 22.1% last year and for the current nine months increased to 25.2% from 22.9% last year. The major reasons for the increase for both periods

                            FORM 10-Q

                PART I.    FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       September 28, 1996


continues to be increased expenses at both ABI and Congoleum  for
new   and   existing  product  promotions,  increased  marketing,
expanded distribution and new product development.

Net income for the current third quarter was $1.7 million, compared to $1.6 million for last year's third quarter and result from a major improvement in earnings at Congoleum being partially offset by lower earnings at ABI and a loss at K&M. For the current nine months, net income was $3.2 million compared to $5.7 million last year. Lower nine month earnings at ABI and a nine month loss at K&M account for this year-to-year difference.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents, including short-term investments at September 28, 1996, were $39.5 million compared to $39.3 million at December 31, 1995. Working capital was $85.1 million, down slightly from $87.0 million at December 31, 1995. The ratio of current assets to current liabilities at September 28, 1996 was
1.8 to 1 and was 2.1 to 1 at December 31, 1995. Cash used by operations was $5.4 million for the first nine months of 1996 and consists mainly of increases in accounts receivable due to third quarter increased sales volume.

Capital  expenditures  in  the current  nine  months  were  $15.8 million  and  depreciation  and  amortization  expense  was  $9.7 million. It is anticipated that total year 1996 capital spending will be in the range of $22 to $23 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock, $5.0 million of Congoleum's Common Stock and $10.0 million of Congoleum's 9% senior notes are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $30.0 million and at Congoleum are $30.0 million. During 1996, ABI entered into a $30.0 million note purchase and private shelf agreement with an insurance company and drew down $15.0 million. There is $15.0 million remaining in the shelf facility for future financing requirements.

                           FORM 10-Q

                  PART II.   OTHER INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
                       September 28, 1996



Item 1.   Legal Proceedings
---------------------------
As the Company reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Company has been named a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response Compensation and Liability Act, as amended, as to three sites in three separate states. The Company, together with 19 other PRPs, recently signed a consent decree and site remediation agreement with respect to remediation at one of these sites, the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). An action is expected to be commenced for approval of the consent decree by the United States against the settling PRPs in the United States District Court for the Northern District of Alabama. The currently estimated aggregate future cost of remediation at the ILCO Site is $37 million. Although the Company has agreed to an interim cost allocation under the site remediation agreement of $1.5 million, based on current estimates and analyses, the Company's final share of the aggregate remediation costs (which will depend upon a number of factors, including without limitation the significant number of "orphan shares" at the ILCO
Site) could be as high as $3 million, payable over a period of four to seven years. Under an agreement between the Company and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by the Company with respect to the ILCO Site. Moreover, the Company believes that it may have a claim for an indeterminable amount against a third party who may have arranged for the shipment of alleged hazardous substances generated by the Company to the ILCO Site. In addition, the Company and the other settling PRPs have claims against PRPs who used the ILCO Site and have not settled. Provisions previously recorded by the company for environmental matters are sufficient to absorb the company's expected loss in this matter.

                          FORM 10-Q

                  PART II.   OTHER INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
                    September  28, 1996


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits
      --------
      The following exhibit is included herein:

      (11)  Statement re:  computation of earnings per share


(b)   Reports on Form 8-K
      -------------------
      There were no reports on Form 8-K filed for the nine months ended September 28, 1996.



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



                                        AMERICAN BILTRITE INC.
                                        ----------------------
                                             (Registrant)





Date: November 6, 1996                 BY: /S/ Gilbert K. Gailius
                                          -----------------------
                                           Gilbert K. Gailius
                                           Vice President-Finance