Form 10-K405
period 1996-12-31
AMERICAN BILTRITE INC
filed 1997-03-27
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

   December 31, 1996                 Commission File Number    1-4773
----------------------                                      ------------
                        AMERICAN BILTRITE INC.
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                       04-1701350
--------------------------------   -------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

  57  River  Street,   Wellesley Hills,  Massachusetts         02181
------------------------------------------------------     -------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (617) 237-6655
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
  Title of each class                              which registered
--------------------------                     ------------------------
Common Stock, No Par Value                     American Stock Exchange
--------------------------                     ------------------------

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----      -----
Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K.   [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 10, 1997 was $38,620,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 1997 was 3,630,048 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of stockholders to be held on May 12, 1997 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS
-----------------

      (a) General Development of Business. American Biltrite Inc. ("ABI") was organized in 1908 and is a Delaware corporation. ABI operates domestically through three businesses: the Tape Division, the Ideal Tape Division and K&M Associates L.P., a Rhode Island limited partnership ("K&M"). ABI owns a 44% equity interest in Congoleum Corporation ("Congoleum"), a manufacturer and producer of resilient floor tile and sheet vinyl flooring. The Tape Division produces adhesive-coated, pressure-sensitive papers and films used to protect material during handling or storage or to serve as a carrier for transferring decals or die-cut lettering. The Ideal Tape Division produces pressure sensitive tapes and adhesive products used for applications in the footwear, heating, ventilating and air conditioning (HVAC), automotive and electrical and electronic industries. In 1997, the two divisions comprising our tape business, Tape Products in Moorestown, NJ and Ideal Tape in Lowell, MA, will be consolidated into a single operating division.

Outside the United States, in addition to international sales of Tape Division and Ideal Tape Division products, Ideal Tape operates facilities in Belgium and Singapore where bulk tape products are converted into various sizes to quickly respond to customer demands in the European and Asian markets. Other international operations include: a wholly owned Canadian subsidiary ("ABI-Canada") which produces resilient floor tile, rubber tiles and Uni-Turf (a vinyl-based floor covering for use in indoor sports facilities) under license from ABI and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material); a 50% direct equity interest in a Honduran producer of footwear components; and, through the Honduran corporation, an indirect interest in a Guatemalan foam product manufacturer.

For financial reporting purposes, as a result of the consolidation of the accounts of Congoleum and K&M into the financial statements of ABI, ABI operates in three industry segments: flooring products, industrial products and jewelry. See Note 13 of Notes to the Consolidated Financial Statements.

In 1995, ABI acquired a controlling interest in K&M, a national supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories. ABI, through wholly owned subsidiaries, currently owns an aggregate 82.25% interest (7% as sole general partner and 75.25% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers and other major retailers. It also services certain retail merchandisers' in-store operations in fashion jewelry and related accessories departments by assisting retailers in managing inventory and maintaining displays.

At the beginning of 1995, ABI indirectly held an 8% limited partner interest in K&M. During 1995 and in January of 1996, the Company acquired, through a series of transactions by its wholly owned subsidiaries, an additional 67.25% in limited partner interests and a 7% sole general partner interest in K&M for an aggregate consideration of $15.5 million in cash, notes and ABI common stock. Specifically, during 1995 and in January of 1996, ABI indirectly acquired 62.25% in limited partner interests for aggregate consideration of $13 million in cash, notes and ABI common stock and, through the merger of third-party corporations into wholly owned ABI subsidiaries and an additional 5% in limited partner interests and a 7% sole general partner interest for aggregate merger consideration of $2.5 million in cash and ABI common stock. In conjunction with these K&M transactions, a wholly owned subsidiary of ABI also entered into agreements with the remaining limited partners of K&M which provide the ABI subsidiary with the option to buy, and the limited partners the option to sell, the limited partners' respective remaining interests in K&M for an aggregate consideration based upon a predetermined formula which is based in part on such limited partner's capital account balance at the time of sale. As of the date hereof, based on K&M capital account balances as of December 31, 1996, the aggregate purchase price under the option agreements for the remaining limited partner interests in K&M would be $2.9 million. See Note 4 of Notes to the Consolidated Financial Statements.

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its then existing shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% equity ownership interest; however, the new shares represent 57% of the voting power of the outstanding shares of Congoleum, giving ABI majority voting control. The accounts of Congoleum have been consolidated with the financial statements of ABI in 1995 and 1996.

      (b)   Financial  Information   about   Industry   Segments.
Business segment information is included in Item 8 in Note 13 of Notes to the Consolidated Financial Statements.

      (c)   Narrative Description of Business.
Marketing,   Distribution  and  Sales.    The   Tape   Division's
-------------------------------------
protective papers and films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Ideal Tape Division products are marketed through the division's own sales force and by sales representatives and distributors throughout the world. ABI's Belgian and Singapore facilities sell these products throughout Europe and the Far East, while all domestic and the remaining foreign sales are generated by the Lowell facility. The business and operations of the Tape Division and the Ideal Tape Division do not experience seasonal variations, and neither these divisions nor the industry in which they operate have any material practices with respect to working capital.

ABI-Canada's floor tile and rubber tile products are marketed in Canada and the United States, principally through distributors and to commercial installers. Uni-Turf is marketed in Canada and internationally through distributors. ABI-Canada's industrial products are marketed in Canada and the United States through distributors and also directly to certain large end-users and original equipment manufacturers.

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

The products of K&M are sold domestically and throughout the world through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. K&M's business and operations experience seasonal variations. In general, fashion jewelry supply, distribution and service businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M's working capital needs tend to be greatest in the second and third fiscal quarters, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, molded soles and heels, sandals and other footwear products under license from ABI and markets such products in certain Central American countries. Hulera Sula owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures and markets products in Guatemala similar to those of Hulera Sula. Fomtex, S.A., a Guatemalan corporation 60% owned by Hulera Sula, manufactures and markets foam mattresses, beds and other foam products for sale in the Central American market.

Working Capital and Cash Flow.  In general, ABI's working capital
-----------------------------
requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Credit sales are typically subject to a discount if paid within terms.

Raw Materials.  All of ABI's products are internally designed and
-------------
engineered. Generally, the raw materials required by ABI for its manufacturing operations are available from multiple sources, and ABI has not been dependent on any particular source of supply for raw materials essential to its businesses. ABI's subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources which will provide continuity of supply for its raw material requirements.

Competition.  All businesses in which ABI is engaged  are  highly
-----------
competitive. ABI's industrial products (including tape products) compete with those of some of the largest fully integrated rubber and plastic companies, as well as smaller producers. In the floor covering field, ABI-Canada's products compete with those of other manufacturers of rubber and vinyl floor tiles and with all other types of floor covering.

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

Research  and  Development.   ABI and  Congoleum's  research  and
--------------------------
development efforts concentrate on new product development and expanding technical expertise in the manufacturing process. ABI also concentrates on improving existing products while Congoleum also concentrates on trying to increase product durability. Expenditures for research and development were $5.5 million, $4.4 million and $4.9 million on a consolidated basis for the years ended December 31, 1996, 1995 and 1994, respectively.

Key  Customers.   For  the  year ended  December  31,  1996,  two
--------------
customers of Congoleum each accounted for over 10% of ABI's consolidated sales revenue. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Southwest and on the West Coast, LD Brinkman & Co. K&M sales during 1996 include sales to large customers which account for less than 10% of ABI's consolidated sales revenue. K&M's top three customers in terms of net sales in 1996 together account for approximately 81% of K&M's aggregate net sales, and the loss of any such customer would have a material adverse effect on K&M. See Note 13 of Notes to Consolidated Financial Statements, submitted in response to Item 8 in a separate section of this report.

Backlog.  The dollar amount of backlog of orders believed  to  be
-------
firm  as  of  December   31, 1996 and 1995  was  $20,100,000  and
$18,500,000, respectively. It is anticipated that all of the backlog as of December 31, 1996 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental   Compliance.   Because  of  the  nature   of   the
--------------------------
operations conducted by the Company, the Company's facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and off-site disposal locations. ABI believes that compliance with the federal, state, local and foreign provisions will not have a material effect upon its capital expenditures, earnings and competitive position. See Item 3 for certain additional information regarding environmental matters included in the description of legal proceedings.

Employees.   As  of December 31, 1996, ABI employed approximately
---------
2,770  people.

      (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is included in Item 8 in Note 13 of Notes to the Consolidated Financial Statements. Export sales from the United States were $17,931,000 in 1996, $18,057,000 in 1995 and $10,037,000 in 1994.

ITEM 2.  PROPERTIES
-------------------

At  December 31, 1996, ABI and Congoleum operated a total of nine
manufacturing   plants,  and  ABI  operated  a  jewelry   product
distribution warehouse, as follows:

                                   Owned       Industry Segment
                                     or           For Which
Location         Square Feet       Leased      Properties Used
--------         -----------       ------      ---------------
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

Singapore            14,000        Leased     Industrial products

Providence, RI      103,000        Owned      Jewelry products


ABI knows of no material defect in the titles to any such properties or material encumbrances thereon. ABI considers that all of its properties are in good condition and have been well maintained.

It is estimated that during 1996, ABI's plants for the manufacture of floor covering products operated at approximately 75% of aggregate capacity and its plants for the manufacture of industrial products operated at approximately 97% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------
ABI is a co-defendant with other manufacturers and distributors of asbestos-containing products in approximately sixty-five lawsuits. Under certain circumstances, third parties are contractually liable for up to the full amount of any liabilities suffered by ABI in connection with these actions. ABI believes that these suits are without merit and that, in any event, the damages sought are substantially within the coverages of its applicable liability insurance policies.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), as to three sites in three separate states. At one of the three sites, the Ideal Tape Division is also named as a PRP. Under an agreement, the Ideal Tape Division will share a percentage of the costs with the former owner of the Ideal Tape Division's assets. At another of these sites ABI, together with 20 other PRPs, recently signed a consent decree and site remediation agreement (the "Agreements") with respect to remediation at the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). An action was commenced for approval of the consent decree by the United States against the settling PRPs in the United States District Court for the Northern District of Alabama on January 2, 1997. The currently estimated aggregate future cost of remediation at the ILCO Site is $37.3 million. Although ABI has agreed to an interim cost allocation under the site remediation agreement of about $1.5 million, based on current estimates and analyses, ABI's final share of the aggregate remediation costs (which will depend upon a number of factors, including the outcome of the negotiations regarding the final allocation) could be as high as $2.4 million payable over a period of four to seven years. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the ILCO Site. Moreover, ABI has asserted a claim for a substantial portion of the allocation share attributable to ABI against a third party who the Company believes arranged for the shipment of the alleged hazardous substances generated by ABI to the ILCO site. ABI and the other settling PRPs also have claims against PRPs who used the ILCO Site and have not settled. In addition, because of a recent Alabama Supreme Court decision which resolves in favor of policyholders several important insurance coverage issues regarding CERCLA liability, ABI has renewed its demand that its insurance carriers provide defense and indemnity for ABI's liabilities at the ILCO Site. ABI also is potentially responsible for response and remediation costs as to two state-supervised sites.

At these five sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. Except as discussed above regarding the ILCO Site, the exact amount of future costs to ABI resulting from such liability, if any, is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance.

In addition, ABI has been named as a defendant in two environmental lawsuits. In one case, an action is pending in the United States District Court for the District of Massachusetts captioned Olin Corporation v. Fisons, plc, et al, commenced on
           --------------------------------------
May 26, 1993. In 1964, ABI sold a former chemical manufacturing facility. There have been three other owners between ABI and the present owner. It has been alleged that ABI, along with the three other former owners (who are also defendants), is responsible for a portion of the site's soil and groundwater response and remediation costs. While there is insufficient information to determine what these costs will be or the extent of ABI's responsibility, if any, management believes that it has legal and equitable defenses to this suit. In another suit, ABI is alleged to have sent hazardous waste to a municipal landfill. In order to avoid the cost of litigation, ABI has offered to contribute $172,620 as part of $2.8 million being raised by 14 third-party defendants to reach a global settlement of the case. The past and future costs to clean up the site are expected to be approximately $24 million.

ABI is involved in other routine legal proceedings relating to its business and operations. ABI does not believe that these proceedings will have a material adverse effect in the aggregate on ABI's results of operations or financial condition.

ABI's subsidiary, Congoleum, is also involved in the following legal proceedings, as reported in Congoleum Corporation's Annual
Report on Form 10-K, as filed with the Commission on March 14, 1997:

As of December 31, 1996 Congoleum was named as defendant, together in most cases with numerous other companies, in approximately 661 currently pending lawsuits (including workers' compensation cases) involving approximately 7,936 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. The plaintiffs in these cases, as well as similar cases in the past which have been settled or dismissed, allege that they or the individuals they represent have contracted asbestosis, pleural thickening, mesothelioma, cancer or other lung disease as a result of exposure to asbestos in the course of their activities as plumbers, carpenters, floor installers, machinists, or in other capacities, either as independent contractors or as employees of shipyards or other industries utilizing asbestos-containing products (or, in the workers' compensation cases, as employees of Congoleum or the Tile Division) and that included among such products which caused their diseases were sheet vinyl products provided by Congoleum or resilient tile provided by the Tile Division or both. Congoleum discontinued the manufacture of asbestos-containing sheet vinyl products in 1983, and the Tile Division ceased manufacturing asbestos-containing tile products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless the asbestos becomes airborne. All of the asbestos in asbestos-containing sheet vinyl and tile products sold by Congoleum or the Tile Division was fully bonded or encapsulated during the manufacturing process. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that allow the asbestos fibers to become airborne. Although there can be no assurance, Congoleum believes, based upon the nature of its asbestos-containing products and its experience with cases to date, that any potential liability from pending personal injury claims relating to Congoleum's asbestos-containing resilient vinyl products will not have a material adverse effect in the aggregate on its results of operations or financial position.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. In four instances, although not named as a PRP, Congoleum has received a "Request for Information." These pending proceedings currently relate to ten waste disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste disposal sites. Although there can be no assurances, Congoleum anticipates that these proceedings will be resolved over a period of years for amounts (including legal fees and other defense costs) which Congoleum believes based on current estimates of liability and, in part, on insurance coverage agreements, will not have a material adverse effect in the aggregate on the Company's results of operations or financial position.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
Not applicable.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS
______________________________________________________

The  registrant's  Common Stock is traded on the  American  Stock
Exchange (ticker symbol ABL). The approximate number of record holders of the Company's Common Stock at March 10, 1997 was 500.

High and low stock prices and dividends for the last two years were:

                            Sales Price of Common Shares
                            ----------------------------
                               1996               1995
   Quarter                     ----               ----
    Ended                 High      Low      High      Low
  ---------               ----      ---      ----      ---
 March 31                 22 5/8    18 7/8   35 1/4    27 1/4
 June  30                 21        18 1/2   29 7/8    22  3/4
 September 30             20 3/4    18 1/2   25 7/8    21 3/8
 December 31              23 1/8    19 7/8   24 1/8    18 7/8

                          Cash Dividends Per Common Share
                          -------------------------------
  Quarter
   Ended                      1996             1995
   -----                      ----             -----
 March 31                     $ .10            $ .0625
 June 30                        .10              .0875
 September 30                   .10              .1000
 December 31                    .10              .1000
                              -----            -------
                              $ .40            $ .3500
                              =====            =======

ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

                                   Year Ended December 31,
                                   -----------------------
                         1996       1995       1994       1993       1992
                         ----       ----       ----       ----       ----
                               (In thousands, except per share data)

Net sales                $417,961   $404,473   $106,145   $103,851   $156,668

Earnings before
 other items               13,103     10,811      4,900      3,022      3,827

Non-controlling
 interests                 (6,804)    (4,706)

Equity in earnings of
 joint venture                                    7,361      2,349


   Net earnings             6,299      6,105     12,261      5,371      3,827

Total assets              324,966    303,487     82,804     71,697     96,297

Long-term debt            106,721    110,919      4,188      6,249     17,661

Number of shares used
 in computing primary
 earnings per share     3,728,860  3,791,476  3,769,134  3,738,844  3,643,984

Primary earnings per
 share                       1.69       1.61       3.25       1.44       1.05

Cash dividends per common
  share                       .40        .35     .14375       .075       .075

1993 reflects the effect of the formation of the Congoleum joint venture. 1995 and 1996 reflect the consolidation of Congoleum and K&M. See Note 4 of Notes to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________

Results of Operations

American Biltrite Inc. ("ABI") 1996 and 1995 revenues and earnings include those of Congoleum Corporation ("Congoleum") for both years and K&M Associates L.P. ("K&M") since April 1, 1995. In 1994, ABI's share of Congoleum's net earnings was accounted for on the equity method. In 1995, as a result of Congoleum's initial public offering of its common stock, ABI's voting control of Congoleum increased to 57%, requiring ABI to consolidate the financial statements of Congoleum with those of ABI. During 1995, ABI's ownership in K&M increased from 8% to 70.5%, requiring ABI to consolidate the financial results of K&M with those of ABI. In 1996, ABI increased its ownership in K&M to 82.25%. In 1994, ABI only included in income amounts received from K&M as partnership distributions and interest on partnership capital.

Below are the consolidated income statements of the Company. For comparative purposes, presented below is 1994 pro forma income statement information reflecting the consolidation of Congoleum and K&M as though it had occurred January 1, 1994. See Note 4 of the audited financial statements.

                                                    Pro forma
                                1996      1995         1994       1994
                                ----      ----         ----       ----
                                            (In millions)
Net sales                       $ 418.0   $ 404.5      $ 409.3    $ 106.1
Interest and other income           4.2       4.8          3.2        1.5
                                -------   -------      -------    -------
                                  422.2     409.3        412.5      107.6
Costs and expenses:
 Cost of products sold            284.3     287.2        266.6       75.9
 Selling, general and
  administrative expenses         105.2      93.0         97.4       23.4
Interest                           10.7      10.4          9.2         .6
                                -------   -------      -------    -------
                                  400.2     390.6        373.2       99.9
                                -------   -------      -------    -------
Earnings before income taxes
 and other items                   22.0      18.7         39.3        7.7
Provision for income taxes          8.9       7.9         15.3        2.8
Non-controlling interests          (6.8)     (4.7)       (11.0)
Equity in earnings of
 joint venture                                                        7.4
                                -------   -------      -------    -------
Net earnings                    $   6.3   $   6.1      $  13.0    $  12.3
                                =======   =======      =======    =======

Earnings per common share       $  1.69   $  1.61      $  3.41    $  3.25
                                =======   =======      =======    =======


Year Ended December 31, 1996 Compared to Year Ended December  31,
1995

Net  sales  for  the  year ended December 31,  1996  were  $418.0 million as compared to $404.5 million for the year ended December
31,  1995, an increase of $13.5 million or 3.3%.  Sales increases were  reflected at ABI's Tape and Canadian divisions  due  to  an improvement  in  the  economies in the areas  serviced  by  these operations.  Sales increases at Congoleum were generated  due  to new  customers,  increased demand from the  manufactured  housing industry and a 2-3% price increase.  Partially offsetting this at
Congoleum  was a decline in purchases by a major retail  customer currently operating under bankruptcy protection.  1996 K&M  sales remained level with 1995, even though 1995 included only 9 months of  K&M's  operations.  Direct sales at K&M were reduced  as  the
Company  focused  on the higher margin service sales,  and  sales were adversely affected by a higher level of credits and returns.

The  slight  decrease in other revenues to $2.4 million  in  1996 from $3.0 million in 1995 is due to a small foreign exchange loss in  1996  and  the  receipt  of  a small  pre-acquisition  profit distribution from K&M in 1995.  Because ABI's foreign  operations are limited and conducted in countries that historically have had stable  currencies and low inflation, ABI believes  movements  of
foreign   currency  exchange  rates  in  the  future  would   not
significantly affect its results of operations.

Cost of products sold in 1996 decreased to 68.0% of net sales from 71.0% last year. This improvement was generated at both
Congoleum and ABI's Canadian division where margins improved due to lower raw material costs, increased sales and pricing and improved manufacturing productivity. Margin improvement also occurred at K&M due to an increase in service sales and a decrease in non-service sales.

Selling, general and administrative expenses increased in 1996 to
25.2%  of net sales compared to 23.0% in 1995.  At both  ABI  and
Congoleum,   higher  spending  on  marketing  and   new   product
development  programs  were  the  primary  reason  for   spending
increases.  At Congoleum, costs associated with establishing  new distribution  in Canada increased costs.  At K&M,  field  service and  warehouse  costs relating to the high level of  credits  and allowances issued during the year, together with costs associated with opening new service stores, were the principal cause of cost increases in this area.

The provision for income taxes declined to 40% of pretax income in 1996 from 42% in 1995 as a result of lower state taxes.

Net income for the year ended December 31, 1996 was $6.3 million,
up  slightly from net income of $6.1 million for 1995.   ABI  and
Congoleum were profitable in 1996, while K&M operations  continue to reflect losses; however, at a lower rate than that experienced in 1995.


Year Ended December 31, 1995 Compared to Year Ended December  31,
1994

Net sales increased in 1995 to $404.5 million from $106.1 million in  1994  due mainly to the 1995 inclusion of Congoleum sales  of
$263.1  million  and K&M sales of $34.7 million.  ABI-Canada  and
Tape Division 1995 sales are slightly ahead of 1994's levels and, on  a pro forma basis, Congoleum sales are slightly lower in 1995 than  in  the  prior year due to weak retail demand, particularly for higher priced residential products, and reduced purchases  by
a  major  customer.   Partially offsetting these  decreases  were
sales  of  new  products and increased sales to the  manufactured housing segment.

Interest  income  increased to $1.8  million  in  1995  from  $.4 million  in 1994.  Interest income at Congoleum amounted to  $1.5 million in 1995.

Other revenue increased to $3.0 million in 1995 from $1.0 million in  1994, primarily due to the inclusion in 1995 of Congoleum and
K&M.   The most significant item in other revenue is $1.1 million royalty  income earned at Congoleum, which is comparable  to  the amount of royalty income earned by Congoleum in 1994.

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

The  effective tax rate in 1995 was 42% compared to 36% in  1994.
The primary reasons for the increase in the effective tax rate in
1995 are the consolidation of Congoleum, whose effective tax rate
is   41%,   and  the  effect  of  providing  deferred  taxes   on
undistributed domestic earnings.

Pretax  earnings for 1995 of $18.7 million are higher than 1994's pretax earnings of $7.7 million because of the inclusion in  1995


of  Congoleum  and  K&M earnings/loss on  this  line.   In  1994,
Congoleum  was accounted for on the equity in earnings  of  joint venture  line.  On a pro forma basis, combining the net  earnings effect  between  years, the contribution to  earnings  from  ABI,
Congoleum and K&M were  lower  than  1994  due  to  a combination of factors which include a weak economy, raw material  inflation, competitive  pricing  and  a  sluggish  retail environment.  ABI-
Canada  did  not contribute to earnings in  1995 and K&M posted a loss.

The effects of movement in foreign currency exchange rates were not significant during 1995.

Liquidity and Capital Resources

At   December  31, 1996, consolidated working capital  was  $86.7 million,  the ratio of current assets to current liabilities  was
2.0  to  1,  and  the  debt  to  equity  ratio  was  1.89  to  1.
Influencing  the  debt  to  equity  ratio  is  $87.8  million  of
Congoleum  debt which has no recourse to ABI.  Net cash  provided by  operations  during 1996 was $29.0 million,  generated  mainly from  net  earnings and depreciation.  Capital  expenditures  for
1997  are  estimated to be approximately $24  million.   At  ABI,
capital  expenditures cover normal replacement of  machinery  and equipment  and process improvement purposes.  At Congoleum,  they are  proceeding  with  a major program to modernize  and  improve
their  plant  and  equipment.   Because  of  these  programs   at
Congoleum, capital expenditures are expected to continue at  this
level  for  the  next  two  to  three  years.   Depreciation  and
amortization expense is forecast at $15.5 million.

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

ABI has recorded its estimate of losses associated with the foregoing claims; however, the ultimate outcome of these matters cannot presently be determined and could possibly be material to the results of operations or cash flows for a particular quarterly or annual reporting period.

Cash requirements for capital expenditures, working capital, debt service, equity investments in K&M and the current authorizations of  $4.7 million to repurchase ABI common stock, $5.0 million  to repurchase  Congoleum common stock and $7.7 million to repurchase
Congoleum  senior  notes,  are  expected  to  be  financed   from
operating  activities  and borrowings  under  existing  lines  of credit  which at ABI are presently $34.0 million and at Congoleum are $30.0 million.


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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURES
          ------------------------------------

Not applicable.



PART III

Information  in  response  to  Items  10,  11,  12  and   13   is
incorporated  by  reference to ABI's definitive  Proxy  materials
relating  to its Annual Meeting of Stockholders to be  held   May
12,  1997,  to   be filed pursuant to Regulation 14A   under  the
Securities Exchange Act of 1934, as amended.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------
(a)  (1)  and  (2)  The response to this portion of Item 14 is submitted as a separate section of this report.

      (3)  Listing of Exhibits

      Exhibit No.                 Description
      -----------                 -----------
      3.1    (1)                  Restated Certificate of Incor-
                                  poration

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

      10(8)  VIII                 1993 Stock Award and Incentive
                                  Plan

      10(9)  XI                   K&M Associates L.P. Amended and
                                  Restated Agreement of Limited
                                  Partnership

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

      10(14)                      Split-Dollar Agreement dated as
                                  of December 20, 1996 by and
                                  between American Biltrite Inc.
                                  and Michael J. Glazerman, Trustee
                                  of the Marcus Family Insurance
                                  Trust u/t/d March 1, 1990

      10(15)                      Split-Dollar Agreement dated as
                                  of December 20, 1996 by and
                                  between American Biltrite Inc.
                                  and the Marcus Family 1990
                                  Insurance Trust

      10(16)                      Split-Dollar Agreement dated as
                                  of December 20, 1996 by and
                                  between American Biltrite Inc.
                                  and the Marcus Family 1996
                                  Irrevocable Insurance Trust Dated
                                  October 28, 1996

      10(17)                      Split-Dollar Agreement dated as
                                  of December 20, 1996 by and
                                  between American Biltrite Inc.
                                  and The Richard G. Marcus
                                  Irrevocable Insurance Trust of
                                  1990 Dated June 1, 1990

      10(18)                      Split-Dollar Agreement dated as
                                  of December 20, 1996 by and
                                  between American Biltrite Inc.
                                  and the Roger S. Marcus
                                  Irrevocable Insurance Trust Dated
                                  Nov. 29, 1996, Richard G. Marcus,
                                  Trustee



      10(19)                      Split-Dollar Agreement dated as
                                  of December 20, 1996 by and
                                  between American Biltrite Inc.
                                  and the Roger S. Marcus
                                  Irrevocable Insurance Trust Dated
                                  Nov. 29, 1996

      10(20)                      Split-Dollar Agreement dated as
                                  of January 9, 1997 by and between
                                  American Biltrite Inc. and Joseph
                                  D. Burns

      10(21)                      Description of Supplemental
                                  Retirement Benefits for
                                  Gilbert K. Gailius

      11                          Statement Re:  Computation of
                                  Per Share Earnings

      13                          Annual Report to Stockholders for
                                  the year ended December 31, 1996
                                  (which is not deemed to be "filed"
                                  except to the extent that portions
                                  thereof are expressly incorporated
                                  by reference in this Annual Report
                                  on Form 10-K)

      21                          Subsidiaries of the Registrant
                                  (including each subsidiary's
                                  jurisdiction of incorporation
                                  and the name under which each
                                  subsidiary does business)

      23(1)                       Consent of Ernst & Young LLP,
                                  Independent Auditors

      23(2)                       Consent of Coopers & Lybrand, L.L.P.
                                  Independent Accountants

      99(1)  X                    Consolidated Financial Statements and
                                  schedule of Congoleum Corporation
                                  for the year ended December 31, 1994

          ________________
          I   Incorporated by reference to exhibit 10(2) to the
              Company's Annual Report on Form 10-K for the year
              ended December 31, 1986. (1-4773)

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

          X   Incorporated by reference to Item 14 of the Company's
              Annual Report on Form 10-K for the year ended
              December 31, 1994.

         XI   Incorporated by reference to Item 14 of the Company's
              Annual Report on Form 10-K for the year ended
              December 31, 1995


(b)  Reports on Form 8-K.  None.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules - the response to this portion of
     Item 14 is submitted as a separate section of this report.


                   ANNUAL REPORT ON FORM 10-K

          Item 8, Item 14 (a) (1) and (2), (c) and (d)

 List of Financial Statements and Financial Statement Schedules

            Financial Statements and Supplementary Data

                  Financial Statement Schedules

                  Year Ended December 31, 1996



                     AMERICAN BILTRITE INC.

                 Wellesley Hills, Massachusetts


FORM 10-K -- ITEM 14 (a) (1) and (2)

American Biltrite Inc. and Subsidiaries

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of American
Biltrite Inc. and subsidiaries are included in Item 8:

     Report of Independent Auditors

     Consolidated balance sheets - December 31, 1996 and 1995

     Consolidated statements of earnings -
     Years ended December 31, 1996, 1995 and 1994

     Consolidated statements of stockholders' equity -
     Years ended December 31, 1996, 1995 and 1994

     Consolidated statements of cash flows -
     Years ended December 31, 1996, 1995 and 1994

     Notes to consolidated financial statements


The following financial statement schedules of American Biltrite
Inc. and subsidiaries are included in Item 14 (d):


Schedule II   -  Valuation and qualifying accounts


The  Consolidated  Financial  Statements of Congoleum Corporation
for  the  year  ended  December  31, 1994   are  incorporated  by
reference  to  Item  14 of Part IV of ABI's Annual Report on Form
10-K for the year ended December 31,  1994, filed as Exhibit 99(1)
hereto.

All other schedules for which provision is made in the applicable accounting  regulations of the Securities and Exchange Commission
are   not  required  under  the  related  instructions   or   are
inapplicable and therefore have been omitted.

                              25

      Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
American Biltrite Inc.


We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company)  as of December 31, 1996 and 1995, and the related  consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31,
1996.  Our  audits  also  included  the  financial statement schedule listed in the Index at Item 14(a). These  financial statements  and  schedule  are  the  responsibility  of  the
Company's  management.  Our  responsibility is to express an opinion  on  these  financial statements  and schedule based on  our audits.  The 1994 financial statements of  Congoleum
Corporation (a corporation in which the Company  has  a  44%
interest)  have been audited by other auditors whose  report has been furnished to us; insofar as our opinion on the 1994 consolidated  financial statements relates to data  included for  Congoleum  Corporation, it is  based  solely  on  their report.

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

In our opinion, based on our audits and, for 1994, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc.
and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therin.

/s/ Ernst & Young LLP
---------------------
Boston, Massachusetts
March 4, 1997


                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Congoleum Corporation

We  have audited the  balance sheet of Congoleum Corporation as  of  December 31,  1994  and  the  related  statements of operations,  changes  in stockholders' equity and cash flows
for the  year  then ended  December 31, 1994.   We have also
audited the financial statement schedule listed in the Index as Item 14(a) of the  Congoleum Corporation 10K for the year
ended  December 31,  1994.   These  financial statements and
financial  statement  schedule are the responsibility of the
Company's management.   Our  responsibility is to express an
opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing  standards.  Those  standards  require that we plan and  perform  the audit to obtain reasonable assurance about whether  the  financial  statements  are  free  of  material misstatement.  An audit includes examining, on a test basis, evidence  supporting  the  amounts  and  disclosures  in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management,  as  well  as  evaluating  the overall financial statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Congoleum Corporation as of December 31, 1994, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.



/s/Coopers & Lybrand L.L.P.
---------------------------
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 24, 1995



           American Biltrite Inc. and Subsidiaries

         Consolidated Balance Sheets (Notes 1 and 4)
                  (In thousands of dollars)

                                                       December 31
                                                    1996          1995
                                                  -----------------------
Assets
Current assets:
 Cash and cash equivalents                        $ 33,658      $ 39,297
 Short-term investments                             17,500
 Accounts and notes receivable, less allowances
  of $4,935 in 1996 and $6,477 in 1995 for
  doubtful accounts and discounts                   34,849        30,708
 Inventories                                        81,058        82,853
 Prepaid expenses and other current assets           8,660        11,268
                                                 -----------------------
Total current assets                               175,725       164,126

Other assets:
 Goodwill, net                                      24,510        23,579
 Deferred income taxes                               3,068         2,873
 Other assets                                        9,779         8,614
                                                 -----------------------
                                                    37,357        35,066

Property, plant and equipment, net                 111,884       104,295
                                                 -----------------------
Total assets                                      $324,966      $303,487
                                                 =======================

                                                      December 31
                                                   1996          1995
                                                 -----------------------
Liabilities and stockholders' equity
Current liabilities:
 Notes payable to banks                           $ 10,250
 Accounts payable                                   27,745      $ 29,094
 Accrued expenses                                   49,856        44,819
 Current portion of long-term debt                   1,156         3,207
                                                 -----------------------
Total current liabilities                           89,007        77,120

Long-term debt, less current portion               105,565       107,712
Other liabilities                                   49,735        48,180
Non-controlling interests                           18,898        12,679

Stockholders' equity
 Common stock, without par value--authorized
 15,000,000 shares, issued 4,607,902 shares         19,469        19,469
 Retained earnings                                  56,920        52,096
 Equity adjustment from foreign currency
  translation                                       (1,921)       (2,334)
 Minimum pension liability                            (877)         (445)
                                                 -----------------------
                                                    73,591        68,786
Less cost of shares of common stock in
 treasury (977,854 shares in 1996 and
  937,966 shares in 1995)                           11,830        10,990
                                                 -----------------------
Total stockholders' equity                          61,761        57,796
                                                 -----------------------
Total liabilities and stockholders' equity        $324,966      $303,487
                                                 =======================

[FN]
See accompanying notes.

           American Biltrite Inc. and Subsidiaries

     Consolidated Statements of Earnings (Notes 1 and 4)
      (In thousands of dollars, except per share data)

                                        Year ended December 31
                                    1996         1995         1994
                                 -------------------------------------
Revenues:
 Net sales                         $417,961      $404,473     $106,145
 Interest                             1,807         1,765          416
 Other                                2,422         3,026        1,039
                                 -------------------------------------
                                    422,190       409,264      107,600
Costs and expenses:
 Cost of products sold              284,305       287,177       75,870
 Selling, general and
  administrative expenses           105,164        92,965       23,410
 Interest                            10,747        10,402          606
                                 -------------------------------------
                                    400,216       390,544       99,886
                                 -------------------------------------
Earnings before income taxes
 and other items                     21,974        18,720        7,714

Provision for income taxes            8,871         7,909        2,814
                                 -------------------------------------
                                     13,103        10,811        4,900
Non-controlling interests            (6,804)       (4,706)
Equity in earnings of joint
 venture                                                         7,361
                                 -------------------------------------
Net earnings                       $  6,299      $  6,105     $ 12,261
                                 =====================================
Earnings per common share:

Primary                            $   1.69      $   1.61     $   3.25
                                 =====================================

Fully diluted                      $   1.68      $   1.61     $   3.24
                                 =====================================

[FN]
See accompanying notes.

           American Biltrite Inc. and Subsidiaries

       Consolidated Statements of Stockholders' Equity
                  (In thousands of dollars)

                                                    Foreign
                                                    Currency      Minimum
                               Common   Retained   Translation    Pension    Treasury
                               Stock    Earnings    Adjustment   Liability     Stock
                               ------------------------------------------------------
Balance at January 1, 1994      $18,997   $38,843    $(1,724)                 $12,160
 Net earnings                              12,261
 Dividends declared ($.14375
  per share)                                 (512)
 Effects of Congoleum capital
  transactions                               (948)
 Foreign currency translation
  adjustment                                            (713)
 Exercise of stock options                                                        (79)
 Purchase of treasury stock                                                         2
                               ------------------------------------------------------
Balance at December 31, 1994     18,997    49,644     (2,437)                  12,083
 Net earnings                               6,105
 Dividends declared ($.35 per
  share)                                   (1,276)
 Effects of Congoleum capital
  transactions                             (2,377)
 Foreign currency translation
  adjustment                                             103
 Exercise of stock options                                                       (512)
 Tax benefits associated with
  the exercise of stock
  options                           472
 Purchase of treasury stock                                                     1,593
 Issuance of treasury stock
  in connection with K&M
  transactions                                                                 (2,174)
 Minimum pension liability
  adjustment, net of tax
  benefit                                                          $(445)
                               ------------------------------------------------------
Balance at December 31, 1995     19,469    52,096     (2,334)       (445)      10,990
Net earnings                                6,299
Dividends declared ($.40 per
share)                                     (1,458)
Effects of Congoleum capital
transactions                                  (17)
Foreign currency translation
adjustment                                               413
Exercise of stock options                                                         (39)
Purchase of treasury stock                                                        879
Minimum pension liability
adjustment, net of tax
benefit                                                             (432)
                               ------------------------------------------------------
Balance at December 31, 1996    $19,469   $56,920    $(1,921)      $(877)     $11,830
                               ======================================================

[FN]
See accompanying notes.

           American Biltrite Inc. and Subsidiaries

    Consolidated Statements of Cash Flows (Notes 1 and 4)
                  (In thousands of dollars)

                                                  Year ended December 31
                                               1996        1995        1994
                                            ----------------------------------
Operating activities
Net earnings                                  $ 6,299     $ 6,105     $12,261
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                13,874      12,104       2,715
  Provision for doubtful accounts                 750       2,522         189
  Equity in earnings of joint venture                                  (7,361)
  Deferred income taxes                         1,934       2,393         298
  Accounts and notes receivable                (5,062)      2,685         (43)
  Inventories                                   1,495      (5,355)     (3,597)
  Prepaid expenses and other current assets     1,733        (718)       (155)
  Accounts payable and accrued expenses         2,315      (7,007)      3,561
  Non-controlling interests                     6,804       4,706
  Other                                        (1,165)     (1,631)       (270)
                                            ----------------------------------
Net cash provided by operating activities      28,977      15,804       7,598

Investing activities
Purchases of short-term investments           (45,000)    (22,005)     (8,190)
Proceeds from sales of short-term
 investments                                   27,500      50,300       5,895
Investments in property, plant and
 equipment                                    (19,869)    (14,121)     (8,599)
Business acquisitions, net of cash
 acquired                                      (1,680)     (5,274)
Redemption of preferred stock by equity
 investee                                                               5,000
Other                                                                     692
                                            ----------------------------------
Net cash provided (used) by investing
 activities                                   (39,049)      8,900      (5,202)

Financing activities
Long-term borrowings                           15,000
Payments on long-term debt                    (19,457)     (3,436)     (2,072)
Short-term borrowings                          10,250      12,000
Payments on short-term borrowings                                      (1,000)
Payment of loans from affiliates                           (5,792)
Net proceeds from Congoleum equity offering                56,219
Repurchase of Congoleum class B shares                    (60,450)
Other                                          (2,298)     (2,971)       (435)
                                            ----------------------------------
Net cash provided (used) by financing
 activities                                     3,495      (4,430)     (3,507)

Effect of foreign exchange rate changes
 on cash                                          938        (678)       (534)
                                            ----------------------------------
Increase (decrease) in cash and cash
 equivalents                                   (5,639)     19,596      (1,645)
Cash and cash equivalents at beginning
 of year (including Congoleum Corporation
 in 1996 and 1995)                             39,297      19,701       6,528
                                            ----------------------------------
Cash and cash equivalents at end of year      $33,658     $39,297     $ 4,883
                                            ==================================

[FN]
See accompanying notes.

           American Biltrite Inc. and Subsidiaries
          Notes to Consolidated Financial Statements
                       December 31, 1996


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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash  equivalents  represent highly-liquid debt  instruments with  maturities  of three months or less  at  the  date  of
purchase.    The   carrying  value   of   cash   equivalents
approximates fair value.

Short-Term Investments

Investments in A1/P1 commercial paper with a maturity greater than three months, but less than six months, at the time of purchase are considered to be short-term investments. The carrying amount of the commercial paper approximates fair value due to its short maturity.

           American Biltrite Inc. and Subsidiaries
          Notes to Consolidated Financial Statements
                       December 31, 1996

1.  Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most of the Company's domestic inventories and the first-in, first-out (FIFO) method for the Company's foreign inventories.

Property, Plant and Equipment

These assets are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense; major improvements are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives (30 to 40 years for buildings and building improvements, 10 to 15 years for production equipment and heavy duty vehicles, and 3 to 10 years for light duty vehicles and office furnishings and equipment).

Debt Issue Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. Such costs, net of accumulated amortization, amounted to $2,359,000 and $3,014,000 at December 31, 1996 and 1995, respectively, and are included in other noncurrent assets.

Goodwill

The  excess  of  purchase  cost  over  the fair value of the net assets acquired (goodwill) established by Congoleum is being amortized on a straight-line basis over 40 years. Goodwill associated with the K & M transactions (see Note 4) is being amortized over 20 years. At each balance sheet date, the Company evaluates the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. Accumulated amortization amounted to $5,394,000 and $4,376,000 at December 31, 1996 and 1995, respectively

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

1.  Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate the Company's assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair market value is required.

Revenue Recognition

The   Company  records  revenue,  net  of  a  provision  for
estimated returns and allowances, upon shipment.

Income Taxes

The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock-Based Compensation

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company elected the disclosure requirements instead of recognition of compensation expense and therefore will continue to apply existing accounting rules.

Research and Development Costs

Expenditures relating to the development of new products are
charged   to   operations  as  incurred  and   amounted   to
$5,513,000,  $4,441,000 and $1,425,000 for the  years  ended
December 31, 1996, 1995 and 1994, respectively.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

1.  Significant Accounting Policies (continued)

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

Pending Accounting Standards

In October 1996, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued SOP 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides authoritative guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities and is effective January 1, 1997 for the Company. The adoption of SOP 96-1 is not expected to have a material effect on the consolidated financial statements.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

2.  Inventories

Inventory at December 31, 1996 and 1995 consisted of the following:

                                           1996       1995
                                       ----------------------
                                          (In thousands)
Finished goods                          $ 55,356    $ 54,629
Work-in-process                            9,315      11,984
Raw materials and supplies                16,387      16,240
                                       ----------------------
                                        $ 81,058    $ 82,853
                                       ======================

At December 31, 1996, domestic inventories determined by the LIFO inventory method amounted to $58,312,000 ($59,293,000 at December 31, 1995). If the FIFO inventory method had been used for these inventories, they would have been $329,000 lower and $1,782,000 higher at December 31, 1996 and 1995, respectively.

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment is as follows:

                                             December 31
                                           1996       1995
                                        ----------------------
                                           (In thousands)
Land and improvements                    $  5,451     $  5,452
Buildings                                  45,294       42,133
Machinery and equipment                   158,050      145,543
Construction-in-progress                   12,561        8,893
                                        ----------------------
                                          221,356      202,021
Less accumulated depreciation             109,472       97,726
                                        ----------------------
                                         $111,884     $104,295
                                        ======================

Depreciation  expense  amounted to $12,151,000,  $11,274,000 and $2,715,000 in 1996, 1995 and 1994, respectively.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

4.  Related-Party Transactions

Included in other assets on the accompanying balance sheets is ABI's investment in Compania Hulera Sula, S.A., a 50%- owned associate. The investment is accounted for on the cost method due to the uncertainty of the political climate and currency restrictions in Honduras. At December 31, 1996 and 1995, ABI's investment was $1,100,000.

1996 and 1995 Transactions

On  February 8, 1995, Congoleum completed a public  offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. As a result of these transactions, ABI recorded a charge to stockholders' equity of $2,377,000 in 1995. In conjunction with these transactions, the Company exchanged its shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock (the foregoing transactions are collectively referred to as the Congoleum transactions). The exchange of stock did not change the Company's 44% ownership interest, however, the new shares represent 57% of the voting shares of Congoleum, giving ABI majority voting control. Accordingly, the accounts of Congoleum have been consolidated into the financial statements of the Company beginning in 1995.

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

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

4.  Related-Party Transactions (continued)

In   January  1996,  ABI  acquired  an  additional   limited
partnership   interest  of  11.75%  for   consideration   of
$1,939,000.   At  December  31, 1996,  ABI  owns  an  82.25%
partnership interest in K&M.

In conjunction with the K&M transactions, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to sell, the remaining partnership interests in K&M. If all of the remaining limited partnership interests in K&M were to be purchased by ABI, the purchase price would amount to approximately $2,929,000 at December 31, 1996.

Prior to the completion of the K&M transactions, ABI held an 8% limited partnership interest in K&M, which it accounted for using the cost method.

The following pro forma financial statements give effect to the K&M and Congoleum transactions as though they had occurred on January 1, 1994 (in thousands, except per share amounts):

                                          Year ended
                                          December 31
                                             1994
                                         ------------
Revenue                                     $409,300
                                         ============
Net earnings                                $ 12,950
                                         ============
Earnings per common share:
  Primary                                   $   3.41
                                         ============
  Fully diluted                             $   3.40
                                         ============

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

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

ABI and Congoleum provide certain goods and services to each other pursuant to agreements which were negotiated at arms length at the time of the formation of the joint venture. Purchase and sales transactions with Congoleum during 1994 were approximately $3,800,000 and $4,500,000, respectively.

5.  Accrued Expenses

Accrued expenses consist of the following:

                                           1996       1995
                                        ---------------------
                                            (In thousands)
Accrued advertising and
 sales promotions                       $20,666     $18,780
Employee compensation and
 related benefits                        12,832      11,226
Interest                                  3,745       3,861
Environmental liabilities                 3,267       3,127
Other                                     9,346       7,825
                                        ---------------------
                                        $49,856     $44,819
                                        =====================

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                      December 31, 1996

6.  Financing Arrangements

Long-term debt consists of the following:

                                             1996      1995
                                        -----------------------
                                            (In thousands)
9.0% Senior Notes, due 2001              $ 87,750     $ 90,000
Line of credit obligations                 15,000       12,000
9.65% notes                                              2,000
Other notes                                 3,971        6,919
                                        -----------------------
                                          106,721      110,919
Less current portion                        1,156        3,207
                                        -----------------------
                                         $105,565     $107,712
                                        =======================

The 9.0% Senior Notes are obligations of ABI's subsidiary, Congoleum. The Senior Notes have no recourse to the assets of ABI and K&M, and are redeemable at the option of Congoleum, in whole or in part, at any time on and after February 1, 1998 at a predetermined redemption price (ranging from 103% to 100%), plus accrued and unpaid interest to the date of redemption. As a result of Congoleum's consummation of its initial public stock offering in 1995, it may use all or a portion of the proceeds of such offering on or before the third anniversary of the issuance of the Senior Notes to redeem up to 25% of the aggregate principal amount of the Senior Notes originally issued at a redemption price of 108%, plus accrued and unpaid interest to the date of redemption.

During 1996, Congoleum's Board of Directors approved a program to repurchase up to $10 million of its outstanding Senior Notes either in the open market or in privately negotiated transactions. At December 31, 1996, Congoleum had repurchased $2,250,000 of its Senior Notes. In connection with the repurchase, Congoleum also wrote off a portion of the debt issuance cost associated with the repurchased Senior Notes. Net loss associated with the senior note repurchase was immaterial to the financial statements, and is included in other expense for the period ended December 31, 1996. The fair value of the Senior Notes, estimated based on the quoted market price, was approximately $87,311,000 at December 31, 1996.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

6.  Financing Arrangements (continued)

In January 1996, ABI entered into a credit agreement with an insurance company (the Agreement) providing for the issuance of senior promissory notes aggregating $30 million. In January 1996, $15 million principal amount of notes were issued (Series A Notes). The Series A Notes bear interest at 6.71% per annum and are payable in annual installments of $3 million beginning in 1999. ABI, with the consent of the lender, may issue through January 1998 the additional $15 million of promissory notes available under the agreement. All notes issued under the Agreement are obligations of ABI and have no recourse to the assets of Congoleum or K&M. The fair value of the Series A Notes approximates their carrying value at December 31, 1996.

Of the $15 million proceeds from the Series A Notes offering, the Company used $12 million to repay amounts due under its line of credit arrangements and $2 million to retire its 9.65% notes. Accordingly, such amounts are classified as long-term obligations at December 31, 1995.

Other notes mainly comprise promissory notes issued in connection with the K&M transactions (described in Note 4), which bear interest at 1% above the First National Bank of Boston's base lending rate ( 8.25% at December 31, 1996), and are repayable through 1999. The carrying value of the other notes approximates fair value.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

6.  Financing Arrangements (continued)

The Company, at December 31, 1996, had revolving and other short-term agreements providing for secured and unsecured borrowings up to $64 million with interest accruing at variable rates, which at December 31, 1996 ranged from 6.9% to 8.25%. At December 31, 1996, the weighted-average interest rate on the $10.25 million outstanding under these arrangements, which is unsecured, was approximately 7%. The carrying value of amounts outstanding under these agreements at December 31, 1996, approximates fair value. Commitment fees and compensating balance requirements associated with these agreements are insignificant.

The terms of the Company's loan agreements impose certain restrictions on its ability to incur additional indebtedness and call for the maintenance of specific levels of working capital and minimum net worth and restrict the payment of cash dividends to holders of common stock and other capital distributions as defined. At December 31, 1996, retained earnings which were unrestricted as to such distributions amounted to $3,602,000.

Interest   paid   on  all  outstanding  debt   amounted   to
$10,825,000  in  1996, $10,111,000 in 1995 and  $804,000  in
1994.

Principal payments on the Company's long-term obligations due in each of the next five years are as follows (in thousands):

                  1997                $  1,156
                  1998                   1,156
                  1999                   4,156
                  2000                   3,000
                  2001                  90,750


           American Biltrite Inc. and Subsidiaries
          Notes to Consolidated Financial Statements
                       December 31, 1996

7.  Other Liabilities

Other liabilities consist of the following:

                                             1996       1995
                                         -----------------------
                                              (In thousands)
Pensions                                   $13,882      $14,304
Postretirement benefits                     10,249       10,615
Environmental remediation and
 product related liabilities                10,926       10,415
Accrued worker's compensation                4,871        4,462
Deferred income taxes                        4,707        3,736
Accrued compensation                         1,119        1,534
Other                                        3,981        3,114
                                          ----------------------
                                           $49,735      $48,180
                                          ======================

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

The components of net periodic pension cost were as follows:

                                      1996       1995      1994
                                   -----------------------------
                                          (In thousands)
Service cost--benefits earned
 during the period                  $ 1,495    $ 1,268    $  360
Interest cost on projected
 benefit obligation                   4,706      4,767       924
Actual return on plan assets         (4,393)    (8,558)     (432)
Net amortization and deferral          (158)     4,400      (300)
                                   ------------------------------
Net periodic pension cost           $ 1,650    $ 1,877    $  552
                                   ==============================

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

8.  Pension Plans  (continued)

The following tables present a reconciliation of the plans funded status to amounts recorded in the consolidated balance sheets at December 31, 1996 and 1995:

                                        Plans Whose    Plans Whose
                                       Assets Exceed    Accumulate
                                        Accumulated      Benefits
                                          Benefits    Exceed Assets
                                       ----------------------------
                                              (In thousands)
December 31, 1996:
Actuarial present value of benefit
 obligations:
Vested benefit obligations               $  8,575       $ 57,784
                                        =========================
Accumulated benefit obligations          $  8,641       $ 59,322

Projected benefit obligations            $ 10,411       $ 59,826
Plan assets at fair market value           13,957         43,402
                                        -------------------------
Projected benefit obligations less
 than (in excess of) plan assets            3,546        (16,424)
Unrecognized net loss (gain)               (4,157)         5,773
Unrecognized net obligation (asset)          (227)         1,258
Unrecognized prior service cost                (1)        (2,446)
Adjustment required to recognize
 minimum liability                                        (4,331)
                                        -------------------------
Accrued pension liability ($3,127
 included in accrued expenses)           $   (839)      $(16,170)
                                        =========================

          American Biltrite Inc. and Subsidiaries
         Notes to consolidated Financial Statements
                       December 31, 1996

8.  Pension Plans  (continued)

                                           Plans Whose     Plans Whose
                                          Assets Exceed    Accumulated
                                           Accumulated       Benefits
                                            Benefits      Exceed Assets
                                          -----------------------------
                                                  (In thousands)
December 31, 1995:
Actuarial present value of benefit
 obligations:
Vested benefit obligations                 $ 8,291         $ 57,264
                                          =============================
Accumulated benefit obligations            $ 8,347         $ 58,758
                                          =============================
Projected benefit obligations              $10,267         $ 58,994
Plan assets at fair market value            12,160           42,801
                                          -----------------------------
Projected benefit obligations less
 than (in excess of) plan assets             1,893          (16,193)
Unrecognized net loss (gain)                (2,392)           4,683
Unrecognized net obligation (asset)           (248)           1,549
Unrecognized prior service cost                 (1)          (2,803)
Adjustment required to recognize
 minimum liability                                           (3,193)
                                          -----------------------------
Accrued pension liability ($2,401
 included in accrued expenses)             $  (748)        $(15,957)
                                          =============================

Key assumptions used in developing the actuarial present value of the Company's benefit obligations are as follows:

                                                  December 31
                                                1996        1995
                                           ------------------------
Weighted-average discount rate                  7%             7%
Rate of increase in future
 compensation levels                          5%-5.5%        5%-5.5%


The expected long-term rate of return on plan assets assumptions used to develop net periodic pension cost ranged from 7% to 9% in 1996 and 1995 and was 8% in 1994.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

9.  Postretirement Benefits Other than Pensions

The Company provides certain health care and life insurance benefits for certain retirees of Congoleum. The determination of benefit cost for post retirement plans is based on plan provisions. These benefits are provided through insurance companies whose premiums are based on benefits paid or claims experienced.

Net periodic post retirement benefits cost for the years ended December 31, 1996 and 1995, is as follows (in thousands):

                                            1996        1995
                                         ----------------------
Service cost-benefits earned
 during the year                          $   141     $   137
Interest cost on post retirement
 benefit obligation                           484         480
Amortization of prior service cost           (447)       (524)
Amortization of losses                         90          47
                                         ----------------------
Total expense                             $   268     $   140
                                         ======================

At December 31, 1996 and 1995, the actuarial and recorded liabilities for these post retirement benefits, none of which have been funded, are as follows (in thousands):

                                             1996        1995
                                          -----------------------
Accumulated post retirement benefit
 obligations:
   Retirees and dependents                $  (4,136)   $  (3,319)
   Fully eligible active plan
    participants                               (999)      (1,076)
   Other active employees                    (2,355)      (2,432)
Unrecognized prior service cost              (3,633)      (4,944)
Unrecognized net loss                           303          648
                                          -----------------------
Accrued post retirement benefit
 obligations                                (10,820)     (11,123)
Less current portion                            571          508
                                          -----------------------
Noncurrent post retirement benefit
 obligation                               $ (10,249)   $ (10,615)
                                          ======================

A weighted-average assumed discount rate of 7.0% was used to measure the accumulated post retirement benefit obligation as of December 31, 1996 and 1995. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 10.1% in 1996; the rate was assumed to decrease gradually to 5.0% over the next 10 years and remain level thereafter. An increase of one percent in the assumed health care

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

9.  Postretirement Benefits Other than Pensions (continued)

cost trend rates for each future year would have increased the aggregate of service and interest cost components of net periodic post retirement benefit cost by $86,000 and $87,000 for the years ended December 31, 1996 and 1995 and would have increased the post retirement benefit obligation by $798,000 and $783,000 as of December 31, 1996 and 1995,
respectively.

10.  Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2001. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $3,179,000 in 1996, $3,142,000 in 1995 and $1,060,000 in
1994.

Future minimum payments relating to operating leases are as follows (in thousands):

                    1997                              $2,854
                    1998                               1,421
                    1999                                 770
                    2000                                 317
                    2001                                 231
                                                     --------
              Total future minimum lease payments     $5,593
                                                     ========

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

10.  Commitments and Contingencies (continued)

Contingent Liabilities

Certain legal and administrative claims are pending or have been asserted against the Company, which are considered incidental to its business. Among these claims, the Company is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, some of which are properties previously owned by the Company. The amount of such future cost is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of the Company's liability in proportion to other potentially responsible parties, the effects of joint and several liability at Superfund sites, and the extent to which costs may be recoverable from insurance. The contingencies also include claims for personal injury and/or property damage.

The Company records a liability for environmental remediation and asbestos-related claim costs when a clean-up program or claim payments become probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. The recorded liabilities are not reduced by the amount of estimated insurance recoveries. Such estimated insurance recoveries of $3,939,000 are reflected in other noncurrent assets at December 31, 1996 and are considered probable of recovery.

The Company has recorded its estimate of loss associated with the foregoing claims, however, the ultimate outcome of these matters cannot presently be determined.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                           1996          1995
                                         -----------------------
                                             (In thousands)
Deferred tax assets:
 Accruals and reserves                      $20,080      $19,525
 Credit carryforwards                           969          761
                                         -----------------------
Total deferred tax assets                    21,049       20,286

Deferred tax liabilities:
 Depreciation                                13,013       12,897
 Inventory                                    1,861        1,705
 Undistributed domestic earnings              1,916        1,384
 Foreign taxes                                  941        1,037
 Other                                        1,722          336
                                         -----------------------
Total deferred tax liabilities               19,453       17,359
                                         -----------------------
Net deferred tax asset                      $ 1,596      $ 2,927
                                         =======================

Credit   carryforwards  consist  primarily  of   alternative
minimum tax credits and foreign tax credits.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

11.  Income Taxes (continued)

The components of earnings before income taxes are:

                                     Year ended December 31
                                  1996         1995         1994
                              -----------------------------------
                                         (In thousands)
Domestic                         $20,037       $17,330      $5,461
Foreign                            1,937         1,390       2,253
                              ------------------------------------
                                 $21,974       $18,720      $7,714
                              ====================================

Significant components of the provision for income taxes are as follows:

                                     Year ended December 31
                                  1996         1995         1994
                              ------------------------------------
                                        (In thousands)
Current:
 Federal                         $ 5,887       $ 4,007     $ 1,580
 Foreign                             339           537         477
 State                               711           972         459
                              ------------------------------------
Total current                      6,937         5,516       2,516

Deferred                           1,934         2,393         298
                              ------------------------------------
                                 $ 8,871       $ 7,909     $ 2,814
                              ====================================

Deferred   income  taxes  include  provisions  of  $532,000,
$414,000  and $781,000 during 1996, 1995 and 1994 for  ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

11.  Income Taxes (continued)

The  reconciliation  of  income tax  computed  at  the  U.S.
federal statutory tax rates to income tax expense is:

                                    Year ended December 31
                                1996         1995         1994
                              ----------------------------------
U.S. statutory rate             35%          35%          34%
State income taxes, net of
 federal benefits                4            5            4
Tax effects of foreign
 operations                                               (1)
Undistributed domestic
 earnings                        2            2
Other                           (1)                       (1)
                              ----------------------------------
    Effective tax rate          40%          42%          36%
                              ==================================

Undistributed earnings of foreign subsidiaries aggregated approximately $16,152,000 at December 31, 1996, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $4,526,000 in 1996, $8,509,000 in 1995 and $1,442,000 in 1994.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

12.  Stock Option Plans

ABI Stock Plans

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

Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. During 1993, 294,800 stock options were granted. No stock options or SARs were granted during the three years ended December 31, 1996. In addition, the Committee may grant restricted stock to participants of the plan at no cost. Other than the restrictions which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder. No restricted stock or restricted stock units were granted during the three years ended December 31, 1996.

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

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

12.  Stock Option Plans (continued)

The following tables summarize information about ABI's stock options.

                        1996                     1995                      1994
                   --------------------------------------------------------------------------
                             Weighted-                 Weighted-                 Weighted-
                              Average                   Average                   Average
                   Share   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                   --------------------------------------------------------------------------
Outstanding at
 beginning of
 year               349,440     $15.17       435,460      $13.46       448,600      $13.24
Granted
Exercised            (5,800)      6.76       (83,180)       6.17       (13,140)       6.08
Forfeited            (1,000)      7.00        (2,840)      16.18
                    --------                 --------                  --------
Outstanding at
 end of year        342,640      15.60       349,440       15.18       435,460       13.46
                    ========                 ========                  ========
Options
 exercisable
 at year end        227,024                  155,004                   174,020

Available for
 grant at end
 of year            107,840                  107,840                   120,800


                          Number          Number         Weighted-Average
      Option           Outstanding at  Exercisable at        Remaining
    Grant Date           12/31/96        12/31/96        Contractual Life    Exercisable
----------------------------------------------------------------------------------------
 May 1991               53,600           53,600           4.3 years             $ 7.00
 August 1993           289,040          173,424           6.7 years              16.88


          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

12.  Stock Option Plans (continued)

Congoleum Stock Option Plan

Effective with its public offering, Congoleum adopted the 1995 stock option plan (the plan). Under the plan, options to purchase up to 550,000 shares of Congoleum's Class A common stock may be issued to officers and key employees. Congoleum has proposed to amend the plan to increase the number of shares to be issued from 550,000 to 800,000, an increase of 250,000 shares, subject to shareholder approval. These options may be either incentive stock options or non-qualified stock options, and the option price must be at least equal to the fair value of Congoleum's Class A common stock on the date of grant. All options granted have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

A  summary  of  Congoleum's stock option plan as of December
31, 1996 and 1995, and changes during the years then ended is presented below:

                                1996                   1995
                          ------------------------------------------
                                     Weighted-             Weighted-
                                      Average               Average
                                     Exercise              Exercise
                          Shares       Price       Shares    Price
                          ------------------------------------------
Outstanding at
 beginning of year        481,000     $  13.00
Granted                    22,000        10.63    498,000   $  13.00
Forfeited                 (18,500)       13.00    (17,000)     13.00
                          --------                --------
Outstanding at
 end of year              484,500        12.89    481,000      13.00

Options exercisable
 at year end               94,100                      --

Stock options available
 for future issuance       65,500                  69,000


          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996


12.  Stock Option Plans (continued)

Pro Forma Disclosure

Pro forma disclosure, as required by FASB Statement No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement.

The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: option forfeiture of 15%; risk-free interest rates of 5.99% and 5.90%; no dividends; volatility factors of the expected market price of the Company's common stock of .388; and a weighted-average expected life of the options of seven years.

For purposes of pro forma disclosures the estimated fair value of the options ($103,000 for the 1996 grant and $2,832,000 for the 1995 grant) is amortized to expense over the options' vesting period. The initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows (in thousands, except for pro forma earnings per share):

                                           1996        1995
                                         --------------------
                                            (In thousands)
Net income                                 $6,299      $6,105
Estimated pro forma compensation
 expense from stock options:
   1995 Grant                                (249)       (228)
   1996 Grant                                  (8)
                                         --------------------
Pro forma net income                       $6,042      $5,877
                                         ====================
Pro forma earnings per share:
          Primary                          $ 1.64      $ 1.57
          Fully diluted                      1.63        1.57


          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

13.  Industry Segments

The Company operates in three principal industries: industrial, flooring and jewelry products. Vinyl and vinyl composition floor coverings are manufactured by the flooring group with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use. The industrial products group principally manufactures pressure-sensitive tape, sheet rubber packing, matting, footwear heels and soles, and conveyor belting. These products are marketed through distributors as well as directly to original equipment manufacturers and end users. The accounts of Congoleum are included in the flooring products segment in 1995. The jewelry segment reflects the results of K&M Associates L.P. which is a national costume jewelry supplier to the mass merchandiser markets. The Company considers all revenues and expenses except interest expense and investment income and all assets except investments in affiliated companies to be of an operating nature and, accordingly, allocates them to industry segments regardless of the profit center in which recorded.

Information on Business Segments
--------------------------------

                                  1996          1995         1994
                               --------------------------------------
                                          (In thousands)
Net sales:
  Flooring products               $286,970      $277,528     $ 18,386
  Industrial products               96,619        92,208       87,759
  Jewelry                           34,372        34,737
                               --------------------------------------
Consolidated                      $417,961      $404,473     $106,145
                               ======================================
Operating profits:
  Flooring products               $ 26,265      $ 22,015     $    209
  Industrial products                6,927         7,826        7,804
  Jewelry                           (2,278)       (2,484)
  Interest expense and
   investment income                (8,940)       (8,637)        (299)
                               --------------------------------------
Consolidated                      $ 21,974      $ 18,720     $  7,714
                               ======================================

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

13.  Industry Segments (continued)

                                  1996          1995         1994
                                -------------------------------------
                                          (In thousands)
Identifiable assets:
  Flooring products               $231,895      $218,232     $ 13,784
  Industrial products               60,475        53,625       58,792
  Jewelry                           31,496        30,530
  Investments in affiliated
   companies                         1,100         1,100       10,228
                                -------------------------------------
Consolidated                      $324,966      $303,487     $ 82,804


Depreciation and amortization:
  Flooring products               $ 10,723      $  9,466     $    978
  Industrial products                2,255         2,053        1,737
  Jewelry                              896           585
                                -------------------------------------
Consolidated                      $ 13,874      $ 12,104     $  2,715
                                =====================================

Capital expenditures:
  Flooring products               $ 13,309      $ 11,126     $  1,747
  Industrial products                6,473         2,820        6,852
  Jewelry                               87           175
                                -------------------------------------
Consolidated                      $ 19,869      $ 14,121     $  8,599
                                =====================================

In 1996, three customers of K&M accounted for approximately 36%, 28% and 17%, respectively, of the jewelry segment net sales. Also in 1996, two customers accounted for 21% and 19%, respectively, of the flooring industry segment net sales. The loss of any one of these customers could adversely affect the results of operations of the respective segment.

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

13.  Industry Segments (continued)

In 1995, three customers of K&M accounted for approximately 29%, 26% and 23%, respectively, of the jewelry segment net sales. Also in 1995, two customers each accounted for 20%, respectively, of the flooring industry segment net sales.

In 1996 and 1995, K&M incurred significant operating losses stemming from an adverse retail environment and certain unsuccessful merchandising programs. The Company has made personnel changes and implemented new operating strategies. Management believes, based upon its operating plans, it will be able to recover the carrying value of its investment in K&M. However, to the extent that future results vary from existing plans, the carrying value of goodwill generated in connection with the acquisition of K&M may need to be adjusted.

Amounts included in the above information relating to ABI's foreign operations are summarized as follows (in thousands):

            Net
         Sales and    Sales to
           Other    Unaffiliated   Operating   Identifiable   Depreciation      Capital
           Income     Customer      Profit        Assets         Expense     Expenditures
        ---------------------------------------------------------------------------------
1996:    $65,163    $59,655        $1,937      $31,459        $1,691          $1,441
        =================================================================================
1995:    $56,303    $56,230        $1,390      $28,684        $1,576          $1,701
        =================================================================================
1994:
Canada   $35,995    $35,844        $1,219      $21,248        $1,311          $2,719
Other     14,013     13,774         1,034        8,327           191             326
        ---------------------------------------------------------------------------------
Total    $50,008    $49,618        $2,253      $29,575        $1,502          $3,045
        =================================================================================

          American Biltrite Inc. and Subsidiaries
         Notes to Consolidated Financial Statements
                       December 31, 1996

13.  Industry Segments (continued)

Intersegment and interarea sales include an element of profit which has been eliminated in consolidation. Operating profit is total revenue less operating expenses, excluding interest and general corporate expenses. Identifiable assets by industry include both assets directly identified with those operations and an allocable share of jointly used assets.

The vast majority of the Company's sales are to select flooring distributors and retailers located in the United States. Economic and market conditions, as well as the individual financial condition of each customer, are considered when establishing allowances for losses from doubtful accounts.

14.  Quarterly Financial Information (Unaudited)

                        First       Second      Third       Fourth
                       Quarter     Quarter     Quarter     Quarter
                       -------------------------------------------
                       (In thousands of dollars, except per
                        share amounts)
1996
  Net sales             $89,905     $110,175    $111,263    $106,618
  Gross profit           25,149       35,753      35,987      36,767
  Net earnings (loss)      (210)       1,640       1,744       3,125

Net earnings (loss) per
  share:
    Primary                (.06)         .45         .48         .84
    Fully diluted          (.06)         .44         .47         .84

1995
  Net sales             $89,691     $101,289    $107,441    $106,052
  Gross profit           27,529       31,730      30,180      27,857
  Net earnings            2,019        2,127       1,552         407

Net earnings per
 share:
    Primary                 .53          .56         .41         .11
    Fully diluted           .53          .56         .41         .11


                      American Biltrite Inc. and Subsidiaries
                  Schedule II - Valuation and Qualifying Accounts
                    Year ended December 31, 1996, 1995 and 1994


(Dollars in thousands)
--------------------------------------------------------------------------------------------------------
        COL. A          |   COL.B    |   COL. C   |    COL. D   |  COL. E  |    COL. F   |    COL. G    |
--------------------------------------------------------------------------------------------------------|
                        |            |               Additions             |             |              |
                                     |-------------------------------------|             |              |
                        |            |            | Charged to  |          |             |              |
                        | Balance at | Charged to |   Other     |          |             |              |
                        |Beginning of|  Costs and |  Accounts-- |          | Deductions--|   Balance at |
     Description        |   Period   |   Expenses |  Describe   |  Other   |   Describe  | End of Period|
--------------------------------------------------------------------------------------------------------
1996
----
Allowances for doubtful
 accounts and cash
 discounts                $6,477       $ 2,885                                $ 4,427 (A)   $4,935
                          ==============================================================================

Reserve for returns
 and markdowns            $3,301       $11,342                                $10,763 (A)   $3,880
                          ==============================================================================
1995
----
Allowances for doubtful
 accounts and cash
 discounts                $1,466       $ 4,097                    $5,408 (B)  $ 4,494 (A)   $6,477
                          ==============================================================================
Reserve for returns
 and markdowns                         $ 8,365                    $2,521 (C)  $ 7,585 (A)   $3,301
                          ==============================================================================
1994
----
Allowances for doubtful
 accounts and cash
 discounts                $1,277       $ 2,189                                $ 2,000 (A)   $1,466
                          ==============================================================================

[FN]
(A) Represents accounts charged off during the year, net of recoveries
(B) Represents allowances for Congoleum as of January 1, 1995 and K&M as of April 1, 1995
(C) Represents reserve for returns and markdowns for K&M as of April 1, 1995

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
                                      AMERICAN BILTRITE INC.

                                            (Registrant)


Date:    March  4, 1997         by:   /s/ Gilbert K. Gailius
     ---------------------         -------------------------
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



Date:    March  4, 1997         by:   /s/ Roger S. Marcus
     ------------------            ----------------------
                                   Roger S. Marcus, Chairman of the
                                   Board, Chief Executive Officer
                                   and Director



Date:    March  4, 1997         by:  /s/ Richard G. Marcus
     ------------------            -----------------------
                                   Richard G. Marcus, President, Chief
                                   Operating Officer and Director



Date:    March  4, 1997         by:  /s/ William M. Marcus
     ------------------            -----------------------
                                   William M. Marcus, Executive Vice
                                   President, Treasurer, Chairman of
                                   the Executive Committee and Director



Date:    March  4, 1997         by:  /s/ John C. Garrels, 3rd
     ------------------            --------------------------
                                   John C. Garrels, 3rd, Director



Date:    March  4, 1997         by:  /s/ Mark N. Kaplan
     ------------------            ---------------------
                                   Mark N. Kaplan, Director



Date:    March  4, 1997         by:  /s/ Edward J. Lapointe
     ------------------            ------------------------
                                   Edward J. Lapointe, Controller

      EXHIBITS INDEX


      Exhibit No.                 Description
      -----------                 -----------
      3.1    (1)                  Restated Certificate of Incor-
                                  poration

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

      10(8)  VIII                 1993 Stock Award and Incentive
                                  Plan

      10(9)  XI                   K&M Associates L.P. Amended and
                                  Restated Agreement of Limited
                                  Partnership

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

      10(14) Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and Michael J. Glazerman, Trustee of the Marcus Family Insurance Trust u/t/d March 1, 1990

      10(15) Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and the Marcus Family 1990
                                  Insurance Trust

      10(16) Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and the Marcus Family 1996
                                  Irrevocable Insurance Trust Dated
                                  October 28, 1996

      10(17) Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus
                                  Irrevocable Insurance Trust of
                                  1990 Dated June 1, 1990

      10(18) Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and the Roger S. Marcus
                                  Irrevocable Insurance Trust Dated
                                  Nov. 29, 1996, Richard G. Marcus,
                                  Trustee

      10(19) Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and the Roger S. Marcus
                                  Irrevocable Insurance Trust Dated
                                  Nov. 29, 1996

      10(20)                      Split-Dollar Agreement dated as
                                  of January 9, 1997 by and between
                                  American Biltrite Inc. and Joseph
                                  D. Burns

      10(21)                      Description of Supplemental
                                  Retirement Benefits for
                                  Gilbert K. Gailius

      11                          Statement Re:  Computation of
                                  Per Share Earnings

      13 Annual Report to Stockholders for the year ended December 31, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)

      21 Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation and the name under which each subsidiary does business)

      23(1)                       Consent of Ernst & Young LLP,
                                  Independent Auditors

      23(2)                       Consent of Coopers & Lybrand, L.L.P.
                                  Independent Accountants

      99(1)  X                    Consolidated Financial Statements and
                                  schedule of Congoleum Corporation
                                  for the year ended December 31, 1994

          ________________
          I Incorporated by reference to exhibit 10(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

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

          X Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended
              December 31, 1994.

         XI Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended
              December 31, 1995