Form 10-Q
period 1997-03-29
AMERICAN BILTRITE INC
filed 1997-05-09
CIK 4611

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934



For Quarter Ended     March 29, 1997     Commission File Number 1-4773
                 ------------------------                      -------


                       American Biltrite Inc.
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


            Delaware                                  04-1701350
---------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   57 River Street       Wellesley Hills, Massachusetts        02181
---------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     617-237-6655
                                                  -----------------

                                 None
--------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


        Class                             Outstanding at May 1, 1997
---------------------                 ---------------------------------
    Common Stock                               3,630,928 shares

                                FORM 10-Q

                     PART I.   FINANCIAL INFORMATION
                 AMERICAN BILTRITE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (In thousands of dollars)

                                         March 29,    December 31,
                                           1997          1996
                                        ----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents              $  13,938    $  33,658
  Short-term investments                    26,700       17,500
  Accounts receivable, net                  44,549       34,849
  Inventories                               88,419       81,058
  Prepaid expenses & other current assets    6,801        8,660
                                          --------     --------
        TOTAL CURRENT ASSETS               180,407      175,725

Goodwill, net                               24,227       24,510
Deferred income taxes                        3,068        3,068
Other assets                                10,187        9,779
Property, plant and equipment, net         112,153      111,884
                                          --------     --------
                                         $ 330,042    $ 324,966
                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                          $  17,000    $  10,250
  Accounts payable                          25,333       27,342
  Accrued expenses                          50,869       50,259
  Current portion of long-term debt          1,156        1,156
                                          --------     --------
  TOTAL CURRENT LIABILITIES                 94,358       89,007

Long-term debt                             104,929      105,565
Other liabilities                           50,045       49,735
Non-controlling interests                   19,486       18,898

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01-authorized
    15,000,000 shares, issued 4,607,902
    shares                                      46           46
  Additional paid-in capital                19,423       19,423
  Retained earnings                         56,611       56,920
  Equity adjustment from translation        (2,149)      (1,921)
  Minimum pension liability                   (877)        (877)
  Less cost of shares in treasury          (11,830)     (11,830)
                                          --------     --------
                                            61,224       61,761
                                          --------     --------
                                         $ 330,042    $ 324,966
                                          ========     ========

See accompanying notes to consolidated condensed financial statements.

                           FORM 10-Q

                 PART I.   FINANCIAL INFORMATION
             AMERICAN BILTRITE INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS  (Unaudited)
               (In thousands, except per share data)


                                           Three Months Ended
                                          March 29,     March 30,
                                            1997          1996
                                          ---------     ---------

Net sales                                 $ 95,513      $ 89,905
Interest and other income                      571         1,313
                                           -------       -------
                                            96,084        91,218

Costs and expenses:
 Cost of products sold                      66,943        65,169
 Selling, general and administrative
  expenses                                  25,559        24,700
 Interest                                    2,519         2,649
                                           -------       -------
                                            95,021        92,518
                                           -------       -------
 EARNINGS (LOSS) BEFORE
  INCOME TAXES (BENEFIT) AND
  NON-CONTROLLING INTERESTS                  1,063        (1,300)

Income taxes (benefit)                         436          (505)

Non-controlling interests                     (580)          585
                                           -------       -------

         NET EARNINGS (LOSS)              $     47      $   (210)
                                           =======       ========


Earnings (loss) per common share          $    .01      $   (.06)
                                           =======      ========


Dividends declared per common share       $    .10      $    .10
                                           =======       =======


See accompanying notes to consolidated condensed financial statements.

                              FORM 10-Q

                   PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                      (In thousands of dollars)


                                            Three Months Ended
                                           March 29,   March 30,
                                             1997        1996
                                           ---------   ---------
OPERATING ACTIVITIES
  Net  earnings (loss)                     $     47     $   (210)
  Adjustments to reconcile net earnings
  (loss) to net cash used by operating
  activities:
    Depreciation and amortization             3,680        3,239
    Accounts and notes receivable            (9,912)     (10,854)
    Inventories                              (7,753)      (4,288)
    Prepaid expenses and other current
      assets                                  1,828          782
    Accounts payable and accrued expenses    (1,311)      (9,518)
    Non-controlling interests                   580         (585)
    Other                                      (241)        (337)
                                            -------      -------
  NET CASH USED BY OPERATING ACTIVITIES     (13,082)     (21,771)

INVESTING ACTIVITIES
  Investment in property, plant & equipment  (3,623)      (4,160)
  Purchase of short-term investments        (18,100)
  Maturities of short-term investments        8,900
  Business acquisitions                                   (1,680)
                                            -------      -------
  NET CASH USED BY INVESTING ACTIVITIES     (12,823)      (5,840)

FINANCING ACTIVITIES
  Net short-term borrowings                   6,750       12,000
  Long-term borrowings                                    15,000
  Payment on long-term debt                    (636)     (16,084)
  Purchase of treasury shares                               (371)
  Proceeds from exercise of stock options                     17
  Dividends paid                               (363)        (367)
                                            --------     -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES   5,751       10,195

Effect of foreign exchange                      434          487
                                            -------      -------
  DECREASE IN CASH AND CASH EQUIVALENTS     (19,720)     (16,929)

Cash and cash equivalents at beginning of
  period                                     33,658       39,297
                                            -------      -------
  CASH AND CASH EQUIVALENTS AT END OF
    QUARTER                                $ 13,938     $ 22,368
                                            =======      =======

See accompanying notes to consolidated condensed financial statements.

                            FORM 10-Q

                PART I.   FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         March 29, 1997



Note A - Basis of Presentation
------------------------------
The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note B - Inventories
--------------------
Inventory at March 29, 1997 and December 31, 1996 consisted of the following:


                                 March 29,        December 31,
                                   1997               1996
                                -----------      --------------
                                           ($000)

Finished goods                    $ 63,675           $ 55,356
Work-in-process                      9,994              9,315
Raw materials and supplies          14,750             16,387
                                   -------            -------
                                  $ 88,419           $ 81,058
                                   =======            =======

Note C - Commitments and Contingencies
--------------------------------------
ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                           FORM 10-Q
                PART I.   FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         March 29, 1997



Note D - Earnings Per Share
---------------------------
In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share", which simplifies the calculation of earnings per share and is effective for both interim and annual periods ending after December 15, 1997. The Statement is not expected to have a material impact on the Company's financial statements.


Note E - Reclassifications
--------------------------
Certain amounts in 1996 have been reclassified to conform to the 1997 presentation.

                            FORM 10-Q

                 PART I.   FINANCIAL INFORMATION
             AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        March 29, 1997



Results of Operations
---------------------
Net sales for the first quarter of 1997 were $95.5 million compared to $89.9 million for the first quarter of 1996, an increase of $5.6 million or 6.2%. Congoleum Corporation's ("Congoleum") sales performance in the current first quarter accounts for the increase over last year with sales at ABI's Tape and Canadian operations being at the same sales levels as last year and at K&M Associates L.P. ("K&M") sales were lower than last year. At Congoleum, the sales increase was due to generally stronger demand in the residential and manufactured housing segments than in the first quarter of 1996. Sales to new customers and earlier shipments of Congoleum's spring season new product introductions contributed to the sales increase. Lower sales at K&M reflect a continuation of a very weak retail sales environment.

Interest and other income decreased in the current quarter to $.6 million from $1.3 million in last year's first quarter. A combination of factors accounted for this decrease including lower royalty and other income at Congoleum and K&M and at ABI foreign exchange conversion losses and lower incentive payments from Hillside Industries.

Cost of products sold as a percentage of net sales decreased to 70.1% in the current quarter from 72.5% last year and is due primarily to increased manufacturing efficiency resulting from higher production volume to support increased sales levels at Congoleum.

Selling, general and administrative expenses as a percentage of net sales decreased to 26.8% in the current quarter from 27.5% last year and is primarily the result of higher sales volume levels experienced in the current quarter which more than offset related selling expense increases.

Net income for the first quarter of 1997 was $47,000 compared to a net loss of $210,000 in last year's first quarter. On a comparative basis, Congoleum results are profitable compared to a loss in last year's first quarter, ABI operations are not as favorable as last year and K&M losses in the current quarter exceed last year's losses.

                          FORM 10-Q

                PART I.    FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         March 29, 1997



Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents, including short-term investments, declined $10.5 million for the three months ended March 29, 1997 to $40.6 million. Working capital was $86.0 million, down from $86.7 million at year end 1996. The ratio of current assets to current liabilities at March 29, 1997 was 1.9 and at December 31, 1996 was 2.0. Cash used by operations was $13.1 million for 1997's first quarter and consists mainly of the seasonal increase in receivables and inventories.

Capital  expenditures  in  the current first  quarter  were  $3.6 million  and  depreciation  and  amortization  expense  was  $3.7 million. It is anticipated that total year capital spending will be in the range of $23 to $25 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock, $4.9 million of Congoleum's Common Stock and $7.2 million of Congoleum's 9% senior notes are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $34.0 million and at Congoleum are $30.0 million. During 1996, ABI entered into a $30.0 million note purchase and private shelf agreement with an insurance company and drew down $15.0 million. There is $15.0 million remaining in the shelf facility for future financing requirements.

                         FORM 10-Q

                  PART II.   OTHER INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
                       March 29, 1997


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits
      --------
      The following exhibit is included herein:

      (11)  Statement re:  computation of earnings per share


(b)   Reports on Form 8-K
      -------------------
      There were no reports on Form 8-K filed for the three months ended March 29, 1997.



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



                                         AMERICAN BILTRITE INC.
                                         ----------------------
                                           (Registrant)



Date:   May 8, 1997                   BY: /s/ Gilbert K. Gailius
                                         ------------------------
                                         Gilbert K. Gailius
                                         Vice President-Finance