Form 10-Q
period 1997-06-28
AMERICAN BILTRITE INC
filed 1997-08-08
CIK 4611

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


             Quarterly Report Under Section 13 or 15 (d)
               of the Securities Exchange Act of 1934



For Quarter Ended      June 28, 1997     Commission File Number 1-4773
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
Yes  X     No
   ----      ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


             Class                       Outstanding at August 1, 1997
-----------------------------         ----------------------------------
        Common Stock                          3,635,048 shares

                                FORM 10-Q

                     PART I.   FINANCIAL INFORMATION
                 AMERICAN BILTRITE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                        (In thousands of dollars)

                                                 June 28,      December 31,
                                                   1997            1996
                                                ---------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $   7,807      $  33,658
  Short-term investments                           24,600         17,500
  Accounts receivable, net                         40,889         34,849
  Inventories                                     100,299         81,058
  Prepaid expenses & other current assets           6,739          8,660
                                                ---------      ---------
        TOTAL CURRENT ASSETS                      180,334        175,725

Goodwill, net                                      23,944         24,510
Deferred income taxes                               3,068          3,068
Other assets                                       10,480          9,779
Property, plant and equipment, net                116,456        111,884
                                                ---------      ---------
                                                $ 334,282      $ 324,966
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                 $  17,000      $  10,250
  Accounts payable                                 23,779         27,342
  Accrued expenses                                 56,789         50,259
  Current portion of long-term debt                 1,156          1,156
                                                ---------      ---------
         TOTAL CURRENT LIABILITIES                 98,724         89,007

Long-term debt                                    103,584        105,565
Other liabilities                                  51,341         49,735
Non-controlling interests                          19,423         18,898

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01-authorized
   15,000,000 shares, issued 4,607,902 shares          46             46
  Additional paid-in capital                       19,423         19,423
  Retained earnings                                56,569         56,920
  Equity adjustment from translation               (2,183)        (1,921)
  Minimum pension liability                          (877)          (877)
  Less cost of shares in treasury                 (11,768)       (11,830)
                                                ---------      ---------
                                                   61,210         61,761
                                                ---------      ---------
                                                $ 334,282      $ 324,966
                                                =========      =========

See accompanying notes to consolidated condensed financial statements.

                             FORM 10-Q

                   PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                 ($000)

                               Three Months Ended       Six Months Ended
                              June  28,   June  29,   June  28,   June  29,
                                1997        1996        1997        1996
                             ----------  ----------  ----------  ----------

Net sales                    $ 101,592   $ 110,175   $ 197,105   $ 200,080
Interest and other income          936         810       1,507       2,123
                             ----------  ----------  ----------  ----------
                               102,528     110,985     198,612     202,203
                             ----------  ----------  ----------  ----------

Costs and expenses:
  Cost of products sold         70,214      74,895     137,157     140,064
  Selling, general and
   administrative expenses      26,671      25,979      52,230      50,679
  Interest                       2,255       2,585       4,774       5,234
                             ----------  ----------  ----------  ----------
                                99,140     103,459     194,161     195,977
                             ----------  ----------  ----------  ----------
  EARNINGS BEFORE INCOME TAXES
    AND NON-CONTROLLING
    INTERESTS                    3,388       7,526       4,451       6,226

Provision for income taxes       1,337       3,150       1,773       2,645
Non-controlling interests       (1,167)     (2,736)     (1,747)     (2,151)
                             ----------  ----------  ----------  ----------

     NET EARNINGS            $     884   $   1,640   $     931   $   1,430
                             ==========  ==========  ==========  ==========

Earnings per common share    $     .24   $     .45   $     .25   $     .39


Dividends declared per
 common share                $     .10   $     .10   $     .20   $     .20


See accompanying notes to consolidated condensed financial statements.

                              FORM 10-Q

                   PART I.   FINANCIAL INFORMATION
               AMERICAN BILTRITE INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                      (In thousands of dollars)

                                                   Six Months Ended
                                                 June  28,   June  29,
                                                   1997        1996
                                                ----------  ----------
OPERATING ACTIVITIES
 Net earnings                                   $    931    $  1,430
 Adjustments to reconcile net earnings to
  net cash used by operating activities:
    Depreciation and amortization                  7,412       6,076
    Accounts and notes receivable                 (6,321)    (13,176)
    Inventories                                  (19,782)     (7,847)
    Prepaid expenses and other current assets      1,875       2,476
    Accounts payable and accrued expenses          3,068       2,023
    Non-controlling interests                      1,747       2,151
    Other                                            741       1,071
                                                ---------   ---------
  NET CASH USED BY OPERATING ACTIVITIES          (10,329)     (5,796)

INVESTING ACTIVITIES
 Investment in property, plant & equipment       (11,386)     (8,411)
 Purchase of short-term investments              (28,800)    (27,500)
 Maturities of short-term investments             21,700
 Business acquisitions                                        (1,680)
                                                ---------   ---------
  NET CASH USED BY INVESTING ACTIVITIES          (18,486)    (37,591)

FINANCING ACTIVITIES
 Net short-term borrowings                         6,750      19,000
 Long-term borrowings                                         15,000
 Payments on long-term debt                       (1,981)    (17,154)
 Purchase and retirement of Congoleum
  Class B shares                                  (1,005)
 Purchase of treasury shares                        (801)       (604)
 Proceeds from exercise of stock options              88          36
 Dividends paid                                     (726)       (732)
                                                ---------   ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES        2,325      15,546

Effect of foreign exchange                           639         669
                                                ---------   ---------
  DECREASE IN CASH AND CASH EQUIVALENTS          (25,851)    (27,172)

Cash and cash equivalents at beginning
 of period                                        33,658      39,297
                                                ---------   ---------
  CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                       $  7,807    $ 12,125
                                                =========   =========


See accompanying notes to consolidated condensed financial statements.

                            FORM 10-Q

                PART I.   FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      June 28, 1997



Note A - Basis of Presentation
------------------------------
The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note B - Inventories
--------------------
Inventory at June 28, 1997 and December 31, 1996 consisted of the following:

                                   June  28,       December 31,
                                     1997              1996
                                  ----------        ----------
                                            ($000)
      Finished goods              $  73,484         $  55,356
      Work-in-process                13,945             9,315
      Raw materials and supplies     12,870            16,387
                                  ----------        ----------
                                  $ 100,299         $  81,058
                                  ==========        ==========


Note C - Commitments and Contingencies
--------------------------------------
ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                           FORM 10-Q
                PART I.   FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         June 28, 1997



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

                            FORM 10-Q

                 PART I.   FINANCIAL INFORMATION
             AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       June 28, 1997


Results of Operations
---------------------
Net sales for the second quarter of 1997 were $101.6 million compared to $110.2 million for the second quarter of 1996, reflecting a decrease of $8.6 million or 8%. Congoleum
Corporation's ("Congoleum") sales performance in the current second quarter accounts for the sales decrease. Second quarter sales at Congoleum were negatively affected by weak retail demand. Congoleum was also in the process of building inventory in advance of an extended renovation of a major production line which limited their ability to conduct sales promotions during the second quarter. Sales in the second quarter at ABI's tape and Canadian operations and K&M Associates L.P. ("K&M") were slightly ahead of last year's second quarter.

Sales for the first six months of 1997 were $197.1 million compared to $200.1 million last year. Sales performance at Congoleum, as outlined above, accounts for the largest portion of the year-to-date decrease. Sales at ABI's tape and Canadian operations reflect small sales increases over last year. At K&M, sales are slightly lower than last year due to slowness in first quarter shipments to its major customers. Plans are under way at K&M to add in this current third quarter more than 1,700 additional stores for a major customer who is now being serviced by K&M for over 400 of its stores. If fully implemented, this program would almost double the number of retail stores participating in K&M's service program for costume jewelry. At this time, there is no contractual obligation for either K&M or the customer to fully implement or continue the program.

Interest and other income decreased in the current six months by $.6 million due to lower royalty income at K&M, foreign exchange losses and lower other income at ABI.

Cost of products sold as a percentage of net sales in the current quarter increased to 69.1% from 68.0% in last year's second quarter. At Congoleum, a combination of lower sales, competitive pricing pressures and higher material costs offset the benefits of improvements in manufacturing efficiency.

Selling, general and administrative expenses as a percentage of net sales in the current quarter increased to 26.3% from 23.6% last year and for the current six months increased to 26.5% from 25.3% and is due primarily to increased investment in retail displays at Congoleum and lower six months sales volume at K&M.

                             FORM 10-Q

                PART I.    FINANCIAL INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
              MANAGEMENTS' DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         June 28, 1997


Interest  expense  in  both the current quarter  and  six  months reflects  reductions  from last year and is  due  to  Congoleum's
major    capital    expenditure   program   requiring    interest
capitalization.

Net income for the second quarter of 1997 was $.9 million compared to $1.6 million last year and for the first six months of 1997 was $.9 million compared to $1.4 million last year. At ABI, earnings reflect an improvement over last year, Congoleum's earnings being lower than last year and K&M continuing to reflect losses.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, including short-term investments, declined $18.8 million for the six months ended June 28, 1997 to $32.4 million. Working capital was $81.6 million, down from $86.7 million at year end 1996. The ratio of current assets to current liabilities at June 28, 1997 was 1.8 and at December 31, 1996 was 2.0. Cash used by operations was $10.3 million in the first six months of 1997 and supported the Congoleum major inventory build discussed earlier.

Capital expenditures in the current six months were $11.4 million and include the extended renovation of a major production line at Congoleum. Depreciation and amortization expense was $7.4 million. It is anticipated that total year capital spending will be approximately $24.0 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock, $3.1 million of Congoleum's Common Stock and $6.9 million of Congoleum's 9% senior notes are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $34.0 million and at Congoleum are $30.0 million. During 1996, ABI entered into a $30.0 million note purchase and private shelf agreement with an insurance company and drew down $15.0 million. There is $15.0 million remaining in the shelf facility for future financing requirements.

                            FORM 10-Q

                  PART II.   OTHER INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
                       June 28, 1997




Item 4.  Submission of Matters to a Vote of Security Holders:
------------------------------------------------------------
     At the Annual Meeting of Stockholders held on May 12, 1997, the following actions were taken:

     Two nominees were elected as Class I Directors who will hold office until the Annual Meeting of Stockholders in 2000 and until their successors are duly elected and qualify.

                                                  Withheld From
     Name                     Votes For           All Nominees
     ----                     ---------           -------------
     Gilbert K. Gailius       3,012,434              298,253
     Richard G. Marcus        3,012,434              298,253

      Amend  and  Restate  the Company's  1993  Stock  Award  and
      Incentive Plan.

     Votes For      Votes Against     Abstain     Broker Non-Vote
     ---------      -------------     -------     ---------------
     2,987,600         318,851         4,236              0


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits
      --------
      The following exhibit is included herein:

       (10)   1993 Stock Award and Incentive Plan as Amended  and
              Restated as of March 4, 1997

       (11)  Statement re:  computation of earnings per share


(b)   Reports on Form 8-K
      -------------------
       There were no reports on Form 8-K filed for the three months ended June 28, 1997.

                           FORM 10-Q

                  PART II.   OTHER INFORMATION
            AMERICAN BILTRITE INC. AND SUBSIDIARIES
                         June 28, 1997


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



                                        AMERICAN BILTRITE INC.
                                        ----------------------
                                             (Registrant)





Date:   August 6, 1997                BY:/s/ Gilbert  K.  Gailius
                                        -------------------------
                                         Gilbert K. Gailius
                                         Vice President-Finance