Form 10-Q
period 1997-09-27
AMERICAN BILTRITE INC
filed 1997-11-05
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended   September 27, 1997   Commission File Number 1-4773
                   --------------------                         ------

                             American Biltrite Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  04-1701350
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   57 River Street     Wellesley Hills, Massachusetts        02181
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     781-237-6655
                                                     ----------------

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
Yes  X     No
    ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

            Class                      Outstanding at November 1, 1997
-------------------------------       ---------------------------------------
         Common Stock                          3,634,988 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                 Sept. 27,      December 31,
                                                    1997           1996
                                                 --------       --------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  12,424      $  33,658
  Short-term investments                           14,200         17,500
  Accounts receivable, net                         50,231         34,849
  Inventories                                      89,191         81,058
  Prepaid expenses & other current assets           7,396          8,660
                                                 --------       --------

        TOTAL CURRENT ASSETS                      173,442        175,725

Goodwill, net                                      23,693         24,510
Deferred income taxes                               3,089          3,068
Other assets                                        9,966          9,779
Property, plant and equipment, net                119,718        111,884
                                                 --------       --------
                                                $ 329,908      $ 324,966
                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                 $  17,250      $  10,250
  Accounts payable                                 24,389         27,342
  Accrued expenses                                 52,224         50,259
  Current portion of long-term debt                 1,156          1,156
                                                 --------       --------

         TOTAL CURRENT LIABILITIES                 95,019         89,007

Long-term debt                                     97,584        105,565
Other liabilities                                  51,532         49,735
Non-controlling interests                          20,447         18,898

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01-authorized
   15,000,000 shares, issued 4,607,902 shares          46             46
  Additional paid-in capital                       19,423         19,423
  Retained earnings                                60,931         56,920
  Equity adjustment from translation               (2,428)        (1,921)
  Minimum pension liability                          (877)          (877)
  Less cost of shares in treasury                 (11,769)       (11,830)
                                                 --------       --------
                                                   65,326         61,761
                                                 --------       --------
                                                $ 329,908      $ 324,966
                                                 ========       ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                              Three Months Ended     Nine Months Ended
                             Sept. 27,   Sept. 28,  Sept. 27,   Sept. 28,
                               1997        1996       1997        1996
                             --------    --------   --------    ------

Net sales                   $ 120,036   $ 111,263   $ 317,141  $ 311,343
Interest and other income         383         999       1,890      3,122
                             --------    --------    --------   --------
                              120,419     112,262     319,031    314,465
                             --------    --------    --------   --------

Costs and expenses:
  Cost of products sold        81,616      75,872     218,773    215,936
  Selling, general and
   administrative expenses     26,713      26,350      78,943     77,029
  Interest                      2,386       2,757       7,160      7,991
                             --------    --------    --------   --------
                              110,715     104,979     304,876    300,956
                             --------    --------    --------   --------

  EARNINGS BEFORE INCOME TAXES
    AND NON-CONTROLLING
    INTERESTS                   9,704       7,283      14,155     13,509

Provision for income taxes      3,663       3,067       5,436      5,712
Non-controlling interests      (1,221)     (2,472)     (2,968)    (4,623)
                             --------    --------    --------   --------

     NET EARNINGS           $   4,820   $   1,744   $   5,751  $   3,174
                             ========    ========    ========   ========

Earnings per common share:
  Primary                   $    1.32   $     .48   $    1.55  $     .87
  Fully diluted             $    1.29   $     .48   $    1.53  $     .87

Dividends declared per
  common share              $     .10   $     .10    $    .30  $     .30

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                   Nine Months Ended
                                                 Sept. 27,   Sept. 28,
                                                   1997        1996
                                                -------       -------

OPERATING ACTIVITIES
 Net earnings                                  $  5,751      $  3,174
 Adjustments to reconcile net earnings to
  net cash used by operating activities:
    Depreciation and amortization                11,030         9,655
    Accounts and notes receivable               (15,692)      (23,493)
    Inventories                                  (8,711)         (104)
    Prepaid expenses and other current assets     1,423         1,289
    Accounts payable                             (2,878)       (5,306)
    Accrued expenses                              2,015         4,815
    Non-controlling interests                     2,968         4,594
    Other                                         1,339            19
                                                -------       -------

  NET CASH USED BY OPERATING ACTIVITIES          (2,755)       (5,357)

INVESTING ACTIVITIES
 Investment in property, plant & equipment      (18,175)      (15,813)
 Purchase of short-term investments             (43,000)      (35,100)
 Maturities of short-term investments            46,300
 Business acquisitions                                         (1,680)
                                                -------       -------

  NET CASH USED BY INVESTING ACTIVITIES         (14,875)      (52,593)

FINANCING ACTIVITIES
 Net short-term borrowings                        7,000        21,250
 Long-term borrowings                                          15,000
 Payments on long-term debt                      (7,981)      (17,207)
 Bank checks outstanding, net                                   5,401
 Purchase and retirement of Congoleum
  Class B shares                                 (1,005)
 Purchase of treasury shares                     (1,089)         (878)
 Proceeds from exercise of stock options             88
 Dividends paid                                  (1,090)       (1,095)
                                                -------       -------

  NET CASH (USED) PROVIDED BY FINANCING
   ACTIVITIES                                    (4,077)       22,471

Effect of foreign exchange                          473           573
                                                -------       -------

  DECREASE IN CASH                              (21,234)      (34,906)

Cash at beginning of period                      33,658        39,297
                                                -------       -------

  CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                      $ 12,424      $  4,391
                                                =======       =======

See accompanying notes to consolidated condensed financial statements.

                            FORM 10-Q

                        PART I.   FINANCIAL INFORMATION
                    AMERICAN BILTRITE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 27, 1997

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories

Inventory at September 27, 1997 and December 31, 1996 consisted of the following:
                                  Sept.  27,      December 31,
                                     1997             1996
                                   --------          -------
                                            ($000)
      Finished goods              $  63,202         $ 55,356
      Work-in-process                12,250            9,315
      Raw materials and supplies     13,739           16,387
                                   --------          -------
                                  $  89,191         $ 81,058
                                   ========          =======

Note C - Commitments and Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 27, 1997

Note D - Earnings Per Share

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 27, 1997

Results of Operations

Net sales for the third quarter of 1997 were $120.0 million compared to $111.3 million for the third quarter of 1996, reflecting an increase of $8.7 million or 8%. Key to this increase was increased sales volume at K&M Associates L.P. ("K&M") where shipments of costume jewelry to the 1,700 additional stores of a major customer were begun. By the end of the year, plans are that K&M will be servicing the entire 2,100 stores of this customer. Sales at ABI's tape and Canadian operations reflect sales increases over last year. Congoleum Corporation's ("Congoleum") sales performance in the current third quarter was below last year due to the continuation of a weak retail demand and the closure of Color Tile, Inc., formerly a major customer.

Net sales for the first nine months of 1997 were $317.1 million, an increase of $5.8 million or 2% over last year's sales of $311.3 million. The increase at K&M described earlier and the sales increase at ABI's tape and Canadian operations are the positive factors affecting current sales. Congoleum has experienced lower sales volume than last year for the first nine months of 1997 due to poor retail demand and the Color Tile closure.

Interest and other income decreased in the current third quarter by $.6 million and by $1.2 million for the first nine months of 1997. Lower commission income at K&M, lower royalty income at Congoleum, foreign exchange losses and lower other income at ABI affected results for both periods compared to last year.

Cost of products sold as a percentage of sales decreased to 68.0% from 68.2% in last year's third quarter and to 69.0% from 69.4% in last year's first nine months. The improvement in both the current quarter and nine months is attributable to the increase in sales volume at K&M where gross margins are higher than those historically experienced at both ABI and Congoleum. Partially offsetting this improvement were the current nine months results at Congoleum where a combination of lower sales, promotional pricing pressures and higher material costs tended to reduce gross profit margins.

Selling, general and administrative expenses as a percentage of net sales in the current quarter decreased to 22.3% from 23.7% last year. The decline in operating expenses is primarily due to lower sales levels at Congoleum and cost reductions initiated as a result thereof. The slight increase in this area for the first nine months with expenses as a percentage of sales increasing to 24.9% from 24.7% last year are due mainly to increased spending on retail displays at Congoleum.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 27, 1997

Interest expense in both the current quarter and nine months reflects reductions from last year and is due to Congoleum's major capital expenditure program requiring interest capitalization.

Net income for the third quarter of 1997 was $4.8 million compared to $1.7 million last year. At ABI, earnings are at the same level as last year, Congoleum's earnings being lower than last year and K&M contributing the major portion of third quarter earnings resulting in K&M reversing the losses incurred in the first six months of 1997.

Liquidity and Capital Resources

Cash and cash equivalents, including short-term investments, declined $24.5 million for the nine months ended September 27, 1997 to $26.6 million. Working capital was $78.4 million, down from $86.7 million at year end 1996. The ratio of current assets to current liabilities at September 27, 1997 was 1.8 to 1.0 and at December 31, 1996 was 2.0 to 1.0. Cash used by operations was $2.8 million for the first nine months of 1997 compared to $5.4 million cash used by operations in the first nine months of last year.

Capital expenditures in the current nine months were $18.2 million and include the extended renovation of a major production line at Congoleum. Depreciation and amortization expense was $11.0 million. It is anticipated that total year capital spending will be approximately $24.0 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock, $1.4 million of Congoleum's Common Stock and $10.9 million of Congoleum's 9% senior notes are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $34.0 million and at Congoleum are $30.0 million. During 1996, ABI entered into a $30.0 million note purchase and private shelf agreement with an insurance company and drew down $15.0 million. There is $15.0 million remaining in the shelf facility for future financing requirements.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                               September 27, 1997

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following exhibit is included herein:

      (11)  Statement re:  computation of earnings per share

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 27, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN BILTRITE INC.
                                             (Registrant)


Date:  November 5, 1997              BY: /s/ Gilbert K. Gailius
                                         ----------------------
                                         Gilbert K. Gailius
                                         Vice President-Finance

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                               September 27, 1997

Item 6.    Exhibits

     (11)  STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                               Three Months Ended    Nine Months Ended
                                    Sept. 27,             Sept. 27,
                                      1997                  1997
                               ------------------    -----------------
                                (In thousands, except per share data)

Primary:

 Average shares outstanding           3,635                 3,632

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using average market price             30                    82
                                     ------                ------

               Totals                 3,665                 3,714
                                     ======                ======

 Net income                         $ 4,820               $ 5,751
                                     ======                ======

 Per share amount                   $  1.32               $  1.55
                                     ======                ======


Fully diluted:

 Average shares outstanding           3,635                 3,632

 Net effect of dilutive
  stock options-based on
  the treasury stock method
  using quarter-end market
  price                                 112                   118
                                     ------                ------

               Totals                 3,747                 3,750
                                     ======                ======

 Net income                         $ 4,820               $ 5,751
                                     ======                ======

 Per share amount                   $  1.29               $  1.53
                                     ======                ======


   Note: There was no dilutive effect from stock options in 1996. Weighted average shares outstanding for the three months and nine months ended September 28, 1996 were 3,632,460 and 3,650,278, respectively.