Form 10-K
period 1997-12-31
AMERICAN BILTRITE INC
filed 1998-03-27
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

   December 31, 1997                 Commission File Number        1-4773
------------------------                                    -------------------
                             AMERICAN BILTRITE INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    04-1701350
-------------------------------        ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 57 River Street,  Wellesley Hills,  Massachusetts                02181
--------------------------------------------------          -------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (781) 237-6655
                                                         ----------------------
Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
  Title of each class                              which registered
  -------------------                          ------------------------
Common Stock, $.01 Par Value                   American Stock Exchange
----------------------------                   ------------------------

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X       No
                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 17, 1998 was $53,255,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 1998 was 3,637,308 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of stockholders to be held on May 14, 1998 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

     (a) General Development of Business. American Biltrite Inc. ("ABI") was organized in 1908 and is a Delaware corporation. ABI operates domestically directly through two businesses: the Tape Division and K&M Associates L.P., a Rhode Island limited partnership ("K&M"), and conducts operations indirectly through Congoleum Corporation ("Congoleum"), a company in which ABI owns a controlling interest.

The Tape Division produces adhesive-coated, pressure-sensitive papers and films used to protect material during handling or storage or to serve as a carrier for transferring decals or die-cut lettering. The Division also produces pressure sensitive tapes and adhesive products used for applications in the footwear, heating, ventilating and air conditioning (HVAC), automotive and electrical and electronic industries.

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

At the beginning of 1995, ABI indirectly held an 8% limited partner interest in K&M. During 1995 and in January of 1996, the Company acquired, through a series of transactions by its wholly owned subsidiaries, an additional 67.25% in limited partner interests and a 7% sole general partner interest in K&M for an aggregate consideration of $15.5 million in cash, notes and ABI common stock. In conjunction with these K&M transactions, a wholly owned subsidiary of ABI also entered into agreements with the remaining limited partners of K&M which provide the ABI subsidiary with the option to buy, and the limited partners the option to sell, the limited partners' respective remaining interests in K&M for an aggregate consideration based upon a predetermined formula which is based in part on such limited partner's capital account balance at the time of sale. As of the date hereof, based on K&M capital account balances as of December 31, 1997, the aggregate purchase price under the option agreements for the remaining limited partner interests in K&M would be $2.9 million. See Note 4 of Notes to the Consolidated Financial Statements.

ABI owns a 49% equity interest in Congoleum Corporation ("Congoleum"), a manufacturer and producer of resilient floor tile and sheet vinyl flooring.

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its then existing shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% equity ownership interest; however, the new shares represented 57% of the voting power of the outstanding shares of Congoleum, giving ABI majority voting control. The accounts of Congoleum have been consolidated with the financial statements of ABI in 1995, 1996 and 1997. During 1997, Congoleum's Board of Directors approved a plan to repurchase up to $10,000,000 of Congoleum's common stock (Class A and Class B shares). During 1997, Congoleum repurchased $9,524,000 of common stock at fair market value under the program. The effect of the repurchase of shares was to increase ABI's ownership interest from 44% to 49%. In addition, as of December 31, 1997, ABI's ownership of 4,395,605 shares of Congoleum's Class B common stock represented 64% of the voting control of Congoleum.

Outside the United States, in addition to international sales of Tape Division products, the Division operates facilities in Belgium and Singapore where bulk tape products are converted into various sizes to quickly respond to customer demands in the European and Asian markets. Other international operations include: a wholly owned Canadian subsidiary ("ABI-Canada") which produces resilient floor tile, rubber tiles and Uni-Turf (a vinyl-based floor covering for use in indoor sports facilities) under license from ABI and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material); a 50% direct equity interest in a Honduran producer of footwear components; and, through the Honduran corporation, an indirect interest in a Guatemalan foam product manufacturer.

For financial reporting purposes, as a result of the consolidation of the accounts of Congoleum and K&M into the financial statements of ABI, ABI operates in three industry segments: flooring products, industrial products and jewelry. See Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

     (b) Financial Information about Industry Segments. Business segment information is set forth in Item 8 below in Note 14 of Notes to the Consolidated Financial Statements.

     (c)  Narrative Description of Business.

Marketing, Distribution and Sales. The Tape Division's protective papers and films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Other tape products are marketed through the division's own sales force and by sales representatives and distributors throughout the world. ABI's Belgian and Singapore facilities sell these products throughout Europe and the Far East.

The business and operations of the Tape Division do not experience seasonal variations, and neither this division nor the industry in which it operates has any material practices with respect to working capital.

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

Congoleum currently sells its products through distributors in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network very important to maintaining competitive position. While most of its distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although Congoleum has more than one distributor in many of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's sales, at least until a suitable replacement is in place. Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Credit sales are typically subject to a discount if paid within terms. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

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

Working Capital and Cash Flow. In general, ABI's working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Credit sales are typically subject to a discount if paid within terms.

Raw Materials. Basically, all of ABI's products are internally designed and engineered. Generally, the raw materials required by ABI for its manufacturing operations are available from multiple sources and, as such, ABI has not been dependent on any particular source of supply for raw materials essential to its businesses. ABI's subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources which will provide continuity of supply for its raw material requirements.

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

ABI competes with other companies making similar products principally on the basis of price, service and product performance. In the industrial products category, there are at least 30 competitors, principal among them being Goodyear Canada, Inc., Minnesota Mining & Manufacturing Company, Permacel and Shuford Mills, Inc. In floor covering products, ABI competes with Armstrong World Industries, Inc., Domco Industries, Ltd., Mondo Rubber International, Inc. and others as well as with other manufacturers of alternate floor covering products such as carpeting, wood flooring and sheet vinyl flooring. ABI competes broadly in all markets for its products.

The market for Congoleum's products is highly competitive. Resilient sheet and tile compete for both residential and commercial customers primarily with carpeting, hardwood, melamine laminate and ceramic tile. In residential applications, both tile and sheet products are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements. Ceramic tile is used primarily in kitchens, bathrooms and foyers. Carpeting is used primarily in bedrooms, family rooms and living rooms. Hardwood flooring and melamine laminate are used primarily in family rooms, foyers and kitchens. Commercial grade, resilient flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications. Congoleum believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation. Both tile and sheet resilient flooring are easy to replace for repair and redecoration and, in Congoleum's view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

Congoleum encounters competition from domestic and, to a much lesser extent, foreign manufacturers. Certain of Congoleum's competitors, including Armstrong in the resilient category, have substantially greater financial and other resources than Congoleum.

K&M competes with other companies making similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing the effectiveness of K&M products and services, customers tend to focus on margin dollars realized from the sales of product and return on inventory investment needed to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of suppliers, among them are Accessory Associates Inc., Monet Inc., Victoria Creations Inc. and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Research and Development. ABI and Congoleum's research and development efforts concentrate on new product development and expanding technical expertise in the manufacturing process. ABI also concentrates on improving existing products while Congoleum also concentrates on trying to increase product durability. Expenditures for research and development were $5,388,000, $5,513,000 and $4,441,000 on a consolidated basis for the years ended December 31, 1997, 1996 and 1995, respectively.

Key Customers. For the year ended December 31, 1997, two customers of Congoleum each accounted for over 10% of ABI's consolidated sales revenue. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Southwest and on the West Coast, LD Brinkman & Co. K&M sales during 1997 included sales to large customers which accounted for less than 10% of ABI's consolidated sales revenue. K&M's top three customers in terms of net sales in 1997 together account for approximately 93% of K&M's aggregate net sales, and the loss of any such customer would have a material adverse effect on K&M. See

Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 1997 and 1996 was $15,600,000 and $20,100,000, respectively. It is anticipated that all of the backlog as of December 31, 1997 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance. Because of the nature of the operations conducted by ABI, ABI's facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at ABI facilities and off-site disposal locations. ABI believes that compliance with these federal, state, local and foreign provisions will not have a material effect upon its capital expenditures, earnings and competitive position. See Item 3 below for certain additional information regarding environmental matters.

Employees.  As of December 31, 1997, ABI employed approximately
3,030 people.

     (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is set forth in Item 8 below in Note 14 of Notes to the Consolidated Financial Statements. Export sales from the United States were $23,008,000 in 1997, $17,931,000 in 1996 and $18,057,000 in 1995.

ITEM 2.  PROPERTIES

At December 31, 1997, ABI and Congoleum operated a total of nine manufacturing plants, and ABI operated a jewelry product distribution warehouse, as follows:

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

Marcus Hook, PA   1,000,000        Owned      Flooring products

Trenton, NJ         282,000        Owned      Flooring products

Finksburg, MD       107,000        Owned      Flooring products

Sherbrooke,         330,000        Owned      Industrial and
Quebec                                        flooring products

Moorestown, NJ      226,000        Owned      Industrial products

Lowell, MA           57,000        Owned      Industrial products

Renaix, Belgium      36,000        Owned      Industrial products

Singapore            14,000        Leased     Industrial products

Providence, RI      103,000        Owned      Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon. ABI considers that all of its properties are in good condition and have been well maintained.

It is estimated that during 1997, ABI's plants for the manufacture of floor covering products operated at approximately 73% of aggregate capacity and its plants for the manufacture of industrial products operated at approximately 94% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3.   LEGAL PROCEEDINGS

ABI is a co-defendant with other manufacturers and distributors of asbestos-containing products in approximately eighty-two lawsuits. Under certain circumstances, third parties are contractually liable for up to the full amount of any liabilities suffered by ABI in connection with these actions. ABI believes that these suits are without merit and that, in any event, the damages sought are substantially within the coverages of its applicable liability insurance policies.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), as to two sites in two separate states. At one of the two sites located in Southington, Connecticut, ("Southington Site"), ABI's subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is $29 million. ABI's and Ideal's share of the assessments to the PRPs to date is approximately $105,000. Subject to a final allocation among the PRPs, ABI's and Ideal's share of the future remediation costs is currently estimated to be about $318,000. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site. At the other site ABI, together with 19 other PRPs, signed a consent decree and site remediation agreement (the "Agreements") in September, 1996 which, without an admission of liability, requires remediation at the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). (Seven new PRPs have subsequently joined the consent decree.) On April 22, 1997, the United States District Court for the Northern District of Alabama approved the consent decree. The currently estimated aggregate future cost of remediation at the ILCO Site is $37.3 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated remediation cost is about $1.83 million after considering commitments from de minimus settlors and the City of Leeds. ABI has paid about $136,000 of this amount with the rest payable over the next three to six years. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation cost incurred by ABI with respect to the ILCO Site. Moreover, ABI has asserted a claim for a substantial portion of the allocation share attributable to ABI against a third party who the Company believes arranged for the shipment of the alleged hazardous substances generated by ABI to the ILCO site. ABI and the other settling PRPs also have claims against PRPs who used the ILCO Site and have not settled. In addition, because of a recent Alabama Supreme Court decision which resolves in favor of policyholders several important insurance coverage issues regarding CERCLA liability, ABI has renewed its demand that its insurance carriers provide defense and indemnity for ABI's liabilities at the ILCO Site. ABI also is potentially responsible for response and remediation costs as to two state-supervised sites.

At these four sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. Except as discussed above regarding the Southington and ILCO Sites, the exact amount of the future costs to ABI resulting from its liability, if any, is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance.

In addition, ABI has been named as a defendant in two environmental lawsuits. In one case, an action is pending in the United States District Court for the District of Massachusetts captioned Olin Corporation v. Fisons, plc, et al, commenced on May 26, 1993. In 1964, ABI sold a former chemical manufacturing facility. There have been three other owners between ABI and the present owner. It has been alleged that ABI, along with the three other former owners (who are also defendants), is responsible for a portion of the site's soil and groundwater response and remediation costs. Plaintiff claims to have incurred over $22 million dollars in response and other costs to date. While there is insufficient information to determine what the total costs will be or the extent of ABI's responsibility, if any, management believes that it has legal and equitable defenses to this suit. In another suit, ABI is alleged to have sent hazardous waste to a municipal landfill. In order to avoid the cost of litigation, ABI has offered to contribute $172,620 as part of $2.8 million being raised by 14 third-party defendants to reach a global settlement of the case.

The past and future costs to clean up the site are expected to be approximately $24 million.

ABI is involved in other routine legal proceedings relating to its business and operations. ABI does not believe that these proceedings, in the aggregate, will have a material adverse effect on ABI's results of operations or financial condition.

ABI's subsidiary, Congoleum, is also involved in the following legal proceedings, as reported in Congoleum Corporation's Annual Report on Form 10-K, as filed with the Commission on March 24, 1998:

As of December 31, 1997, Congoleum was named as defendant, together in most cases with numerous other companies, in approximately 654 currently pending lawsuits (including workers' compensation cases) involving approximately 6,455 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. The plaintiffs in these cases, as well as similar cases in the past which have been settled or dismissed, allege that they or the individuals they represent have contracted asbestosis, pleural thickening, mesothelioma, cancer or other lung disease as a result of exposure to asbestos in the course of their activities as plumbers, carpenters, floor installers, machinists, or in other capacities, either as independent contractors or as employees of shipyards or other industries utilizing asbestos-containing products (or, in the workers' compensation cases, as employees of Congoleum or the former tile division of ABI, now part of Congoleum) and that included among such products which caused their diseases were sheet products provided by Congoleum or resilient tile provided by ABI's former tile division or both. Congoleum discontinued the manufacture of asbestos-containing sheet vinyl products in 1983, and ABI's former tile division ceased manufacturing asbestos-containing tile products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless the asbestos becomes airborne. All of the asbestos in asbestos-containing sheet vinyl and tile products sold by Congoleum or ABI's former tile division was fully bonded or encapsulated during the manufacturing process. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that allow the asbestos fibers to become airborne. Although there can be no assurance, Congoleum believes, based upon the nature of its asbestos-containing products and its experience with cases to date, that any potential liability from pending personal injury claims relating to Congoleum's asbestos-containing resilient vinyl products will not have a material adverse effect in the aggregate on the financial position of Congoleum. In one of these cases tried before a jury in the Superior Court of California in Los Angeles held in May and June 1997, the Company and another defendant were found liable for $3.2 million in damages, subject to proportional liability under

California law. The jury found that the Company was liable for only 25% of the plaintiff's non-economic damages but as a result of post-verdict motions the trial judge purportedly granted plaintiffs' motion for judgment notwithstanding the verdict and held that California Proposition 51 (establishing proportionate liability for non-economic damages) did not apply in this case. The Company and the other defendant have appealed this decision. The Company's insurance carrier has paid for the defense costs incurred and has indicated that it would be responsible for paying the ultimate judgment in the case, subject to certain limitations.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. In four instances, although not named as a PRP, Congoleum has received a "Request for Information." These pending proceedings currently relate to ten waste disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste disposal sites. Although there can be no assurances, Congoleum anticipates that these proceedings will be resolved over a period of years for amounts (including legal fees and other defense costs) which Congoleum believes, based on current estimates of liability and, in part, on insurance coverage agreements, will not have a material adverse effect in the aggregate on the Company's results of operations or financial position.

On July 15, 1994, Kentile Floors, Inc. ("Kentile"), a debtor-in-possession pursuant to Chapter 11 of the United States Bankruptcy Code, commenced an adversary proceeding against Congoleum in the Bankruptcy Court for the Southern District of New York. The complaint asserts that Congoleum tortiously interfered with certain of Kentile's contracts with its distributors when those distributors terminated their agreements with Kentile to become distributors of Congoleum's floor tile. Kentile seeks $15.0 million in damages on account of the alleged interference. Although Congoleum's motion to have the proceeding dismissed on the pleadings was denied, Congoleum believes that Kentile's claim is without merit and intends to vigorously contest the lawsuit. In connection with the Chapter 11 cases of Color Tile, Inc. and certain affiliated companies which were commenced on January 24, 1996 and remain pending in the United States Bankruptcy Court for the District of Delaware, the unsecured creditors' committee of Color Tile commenced an adversary proceeding against the Company in January, 1998 seeking the avoidance and recovery of certain payments aggregating $2.6 million made to the Company as allegedly voidable preferential and postpetition transfers under the Bankruptcy Code and the turnover of $150,000 constituting an alleged deposit of Color Tile with the Company. The Company has not yet answered the complaint but disputes the allegations made and intends to vigorously defend its position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS
------------------------------------------------------

The registrant's Common Stock is traded on the American Stock Exchange (ticker symbol: ABL). The approximate number of record holders of ABI's Common Stock at March 12, 1998 was 500.

High and low stock prices and dividends for the last two years were:

                            Sales Price of Common Shares
                            ----------------------------
                               1997               1996
   Quarter                     ----               ----
    Ended                 High      Low      High      Low
  --------                ----      ---      ----      ---
  March 31               26        21 1/8   22 5/8    18 7/8
  June 30                25 5/8    20 1/2   21        18 1/2
  September 30           24 3/8    17 7/8   20 3/4    18 1/2
  December 31            26 7/8    19 1/2   23 1/8    19 7/8

                          Cash Dividends Per Common Share
                          -------------------------------
   Quarter
    Ended                      1997             1996
   -------                     ----             ----
  March 31                    $ .10            $ .10
  June 30                       .10              .10
  September 30                  .10              .10
  December 31                   .10              .10
                               ----            -----
                              $ .40           $  .40
                               ====            =====

ITEM 6.    SELECTED FINANCIAL DATA

                                      Year Ended December 31,
                                      -----------------------
                          1997       1996       1995       1994       1993
                          ----       ----       ----       ----       ----
                               (In thousands, except per share data)

Net sales               $417,512   $417,961   $404,473   $106,145   $103,851

Earnings before
 other items              11,922     13,103     10,811      4,900      3,022

Non-controlling
 interests                (3,777)    (6,804)    (4,706)

Equity in earnings of
 joint venture                                              7,361      2,349


   Net earnings            8,145      6,299      6,105     12,261      5,371

Total assets             299,686    324,966    303,487     82,804     71,697

Long-term debt            94,409    106,721    110,919      4,188      6,249

Number of shares used
 in computing basic
 earnings per share    3,633,076  3,645,089  3,619,198  3,560,471  3,617,022

Basic earnings per
 share                      2.24       1.73       1.69       3.44       1.48

Cash dividends per
  common share               .40        .40        .35     .14375       .075

Data for 1993 reflects the effect of the formation of a joint venture involving Congoleum. Data for 1995, 1996 and 1997 reflect the consolidation of the financial condition and results of operations of Congoleum and K&M with and into those of ABI. See Note 4 of Notes to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net sales for the year ended December 31, 1997 were $417.5 million as compared to $418.0 million for the year ended December 31, 1996. Although consolidated net sales between years were relatively flat, there were significant swings between the various operations of ABI. The largest positive swing was increased sales volume at K&M Associates L.P. ("K&M") where shipments were made to more than 1900 additional stores for a major customer who previously had been serviced by K&M at approximately 200 of its stores. K&M currently is servicing the entire 2100 stores for this customer under a long-term contractual arrangement. At Congoleum, sales decreased from lower average selling prices due to competitive pressures, loss of sales to a major retail customer who ceased operations in mid 1997, and an inventory reduction by Congoleum's largest distributor. Sales at ABI's Tape and Canadian divisions reflect increases over last year.

Other revenues decreased by $1.3 million in 1997 to $1.1 million from $2.4 million last year. The factors that caused the decrease included a decrease in commission income at K&M, foreign exchange losses at our ABI Belgian operation and reduced Royalty income at Congoleum. ABI's foreign operations are limited and conducted in countries that historically have had stable currencies. The strong U.S. dollar in relation to the Belgian franc in 1997 did penalize our operation in Belgium by approximately $.5 million. ABI continues to believe that future movements of foreign currency exchange rates would not significantly affect its consolidated results of operations.

Cost of product sold in 1997 increased to 69.4% of net sales from 68.5% last year. This increase in cost is attributable to the results at Congoleum where margins decreased as a result of higher raw material costs, a less profitable mix of products sold, and manufacturing inefficiencies experienced preparing for the overhaul of a major production line. At both ABI and K&M, cost improvements were experienced, but were not sufficient to cover the cost increases at Congoleum.

Selling, general and administrative expenses decreased slightly to 24.4% of net sales compared to 24.7% last year. Decreases in sales-related costs and incentive compensation at Congoleum more than offset increased spending for merchandising displays. At K&M, the increased sales volume experienced in 1997 had the effect of reducing the sales percentage relationship to expenses in this area.

Interest expense decreased $1.4 million in 1997 to $9.3 million from $10.7 in 1996. This decrease occurred at Congoleum as a result of lower average debt outstanding and a greater amount of interest capitalized in connection with capital expenditures in 1997.

The provision for income taxes declined to 38% of pretax income in 1997 from 40% in 1996 as a result of the lower income level at Congoleum, which reduced the average effective statutory rate and lower effective state income tax rates.

Net income for the year ended December 31, 1997 was $8.1 million, up by $1.8 million over last year's net income of $6.3 million. ABI, Congoleum and K&M were all profitable in 1997. K&M operated at a loss in 1996 and Congoleum's contribution to net earnings was greater in 1996. Basic net earnings per share was $2.24 in 1997, up from $1.73 in 1996.

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

Cost of products sold in 1996 decreased to 68.5% of net sales from 71.4% last year. This improvement was generated at both Congoleum and ABI's Canadian division where margins improved due to lower raw material costs, increased sales and pricing and improved manufacturing productivity. Margin improvement also occurred at K&M due to an increase in service sales and a decrease in non-service sales.

Selling, general and administrative expenses increased in 1996 to 24.7% of net sales compared to 22.5% in 1995. At both ABI and Congoleum, higher spending on marketing and new product development programs were the primary reason for spending increases. At Congoleum, costs associated with establishing new distribution in Canada increased costs. At K&M, field service and warehouse costs relating to the high level of credits and allowances issued during the year, together with costs associated with opening new service stores, were the principal cause of cost increases in this area.

The provision for income taxes declined to 40% of pretax income in 1996 from 42% in 1995 as a result of lower state taxes.

Net income for the year ended December 31, 1996 was $6.3 million, up slightly from net income of $6.1 million for 1995. ABI and Congoleum were profitable in 1996, while K&M operations continue to reflect losses; however, at a lower rate than that experienced in 1995.

Liquidity and Capital Resources

At December 31, 1997, consolidated working capital was $67.5 million, the ratio of current assets to current liabilities was 1.9 to 1, and the debt to equity ratio was 1.53 to 1. Influencing the debt to equity ratio is $76.6 million of Congoleum debt which has no recourse to ABI. Net cash provided by operations during 1997 was $25.4 million, generated mainly from net earnings and depreciation. Capital expenditures for 1998 are estimated to be in the range of $22 to $26 million. At ABI, capital expenditures cover normal replacement of machinery and equipment and process improvement purposes. At Congoleum, they are proceeding with a major program to modernize and improve their plant and equipment. Because of these programs at Congoleum, capital expenditures are expected to continue at this level for the next two years. Depreciation and amortization expense is forecast at $15.0 million.

During 1997, Congoleum repurchased 959,700 shares of its Common Stock for an aggregate cost of $9.5 million. Congoleum also purchased $11.2 million par value of its 9% Senior Notes. Congoleum may repurchase an additional $6.6 million par value of its 9% Senior Notes pursuant to an existing authorization. The Company's Board of Directors may change this authorization or authorize additional purchases of the Company's Common Stock in the future.

The Company has completed an assessment of the steps it believes will be necessary for its existing and planned data processing systems to operate properly when confronted with dates beginning in the year 2000. A plan has been developed which identifies the systems affected and the steps that will be required to assure year 2000 compliance. The Company's existing plans to improve operations by replacing or upgrading systems in the ordinary course of business during 1998 and 1999 will have the additional benefit of providing year 2000 compliance in many instances. The resources required to make the remaining systems compliant have been estimated and are being provided by a combination of existing employees and outside contractors. The Company has retained or believes it will be able to retain the necessary employees and outside resources to accomplish this, and that the cost to achieve compliance will not be material to the Company's financial position or results of operations. However, if any governmental agencies, key customers or key suppliers are unable to make the necessary computer system changes on a timely basis, such inability could negatively impact the Company's results of operations.

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While ABI believes its estimate of the future amount of these liabilities is reasonable and that they will be paid over a period of three to ten years, the timing and amount of such payments may differ significantly from ABI's assumptions. Although the effect of future government regulation could have a significant effect on ABI's costs, ABI is not aware of any pending legislation which could significantly affect the liabilities ABI has established for these matters. There can be no assurances that the costs of any future government regulations could be passed along to its customers.

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

ABI has recorded its estimate of loss associated with the foregoing claims; however, the ultimate outcome of these matters cannot presently be determined and, because of the amount and timing of any actual loss suffered by ABI, could possibly be material to the results of operations or cash flows for a particular quarterly or annual reporting period.

Cash requirements for capital expenditures, working capital, debt service, equity investments in K&M and the current authorizations of $4.7 million to repurchase ABI common stock and $6.6 million to repurchase Congoleum senior notes, are expected to be financed from operating activities and borrowings under existing lines of credit which at ABI are presently $24.0 million and at Congoleum are presently $30.0 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required under this item are incorporated herein by reference to pages 21 through 53 of this Form 10-K. The consolidated financial statement schedule required under this item is incorporated herein by reference to page 54 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 14, 1998 filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 14, 1998 filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 14, 1998 filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 14, 1998 filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) List of Financial Statements and Financial Statement Schedules

  (1) The following consolidated financial statements of American Biltrite Inc. and subsidiaries are included in Item 8:

            Report of Independent Auditors

            Consolidated balance sheets - December 31, 1997 and 1996

            Consolidated statements of earnings -
            Years ended December 31, 1997, 1996 and 1995

            Consolidated statements of stockholders' equity -
            Years ended December 31, 1997, 1996 and 1995

            Consolidated statements of cash flows -
            Years ended December 31, 1997, 1996 and 1995

            Notes to consolidated financial statements

  (2)  The following financial statement schedule is included in Item 14 (d)

           SCHEDULE II - Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3)  Listing of Exhibits

       The listing of exhibits required under this item is incorporated herein by reference to pages 56 through 59 of this Form 10-K.

(b)  Reports on Form 8-K.  None.

(c)  Exhibits: The required exhibits are filed herewith following the required
     Exhibit Index.

(d) Financial Statement Schedules: The required consolidated financial statement schedule is included on page 54 of this Form 10-K.

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP

Boston, Massachusetts
March 4, 1998

                     American Biltrite Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                           December 31
                                                        1997          1996
                                                   -----------------------------
Assets
Current assets:
   Cash and cash equivalents                          $ 19,306      $ 33,658
   Short-term investments                                7,900        17,500
   Accounts and notes receivable, less
     allowances of $5,052 in 1997 and $4,935 in
     1996 for doubtful accounts and discounts           30,254        34,849
   Inventories                                          74,355        81,058
   Prepaid expenses and other current assets             9,187         8,660
                                                   -----------------------------
Total current assets                                   141,002       175,725

Other assets:
   Goodwill, net                                        23,421        24,510
   Deferred income taxes                                 2,636         3,068
   Other assets                                         12,171         9,779
                                                   -----------------------------
                                                        38,228        37,357

Property, plant and equipment, net                     120,456       111,884
                                                   -----------------------------

Total assets                                          $299,686      $324,966
                                                   =============================


                                                           December 31
                                                        1997          1996
                                                   -----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable to banks                             $  5,500      $ 10,250
   Accounts payable                                     19,060        27,342
   Accrued expenses                                     47,769        49,859
   Current portion of long-term debt                     1,156         1,156
                                                   -----------------------------
Total current liabilities                               73,485        88,607

Long-term debt, less current portion                    93,253       105,565
Other liabilities                                       51,271        50,135
Noncontrolling interests                                16,332        18,898

Stockholders' equity:
   Common stock, par value $.01--authorized
     15,000,000 shares, issued 4,607,902 shares             46            46
   Additional paid-in capital                           19,423        19,423
   Retained earnings                                    60,924        56,920
   Equity adjustment from foreign currency
     translation                                        (2,759)       (1,921)
   Minimum pension liability                              (546)         (877)
                                                   -----------------------------
                                                        77,088        73,591
Less cost of shares of common stock in treasury
   (971,394 shares in 1997 and 977,854 shares
   in 1996)                                             11,743        11,830
                                                   -----------------------------
Total stockholders' equity                              65,345        61,761
                                                   -----------------------------

Total liabilities and stockholders' equity            $299,686      $324,966
                                                   =============================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                       Consolidated Statements of Earnings
                (In thousands of dollars, except per share data)

                                                   Years ended December 31
                                               1997          1996          1995
                                          -------------------------------------
Revenues:
  Net sales                               $ 417,512     $ 417,961     $ 404,473
  Interest                                    1,626         1,807         1,765
  Other                                       1,078         2,422         3,026
                                          -------------------------------------
                                            420,216       422,190       409,264
Costs and expenses:
  Cost of products sold                     289,739       286,370       288,938
  Selling, general and
   administrative expenses                  101,838       103,099        91,204
  Interest                                    9,344        10,747        10,402
                                          -------------------------------------
                                            400,921       400,216       390,544
                                          -------------------------------------
Earnings before income taxes and
  other items                                19,295        21,974        18,720

Provision for income taxes                    7,373         8,871         7,909
                                          -------------------------------------
                                             11,922        13,103        10,811
Noncontrolling interests                     (3,777)       (6,804)       (4,706)
                                          -------------------------------------

Net earnings                              $   8,145     $   6,299     $   6,105
                                          =====================================

Earnings per share:

  Basic                                   $    2.24     $    1.73     $    1.69
                                          =====================================

  Diluted                                 $    2.18     $    1.69     $    1.61
                                          =====================================

See accompanying notes.

                       American Biltrite Inc. and Subsidiaries

                   Consolidated Statements of Stockholders' Equity
                              (In thousands of dollars)

                                                                   Foreign
                                           Additional              Currency      Minimum
                                  Common    Paid-in-   Retained   Translation    Pension   Treasury
                                   Stock    Capital    Earnings   Adjustment    Liability    Stock
                                 -------------------------------------------------------------------
Balance at January 1, 1995                 $18,997     $49,644     $(2,437)                 $12,083
  Net earnings                                           6,105
  Dividends declared ($.35 per
   share)                                               (1,276)
  Effects of Congoleum capital
   transactions                                         (2,377)
  Foreign currency translation
   adjustment                                                          103
  Exercise of stock options                                                                    (512)
  Tax benefits associated with
   the exercise of stock options               472
  Purchase of treasury stock                                                                  1,593
  Issuance of treasury stock in
   connection with K&M
   transactions                                                                              (2,174)
  Minimum pension liability
   adjustment, net of tax
   benefit                                                                        $(445)
                                 -------------------------------------------------------------------
Balance at December 31, 1995                19,469      52,096      (2,334)        (445)     10,990
  Net earnings                                           6,299
  Dividends declared ($.40 per
   share)                                               (1,458)
  Effects of Congoleum capital
   transactions                                            (17)
  Change in par value                $46       (46)
  Foreign currency translation
   adjustment                                                          413
  Exercise of stock options                                                                     (39)
  Purchase of treasury stock                                                                    879
  Minimum pension liability
   adjustment, net of tax
   benefit                                                                         (432)
                                 -------------------------------------------------------------------
Balance at December 31, 1996          46    19,423      56,920      (1,921)        (877)     11,830
  Net earnings                                           8,145
  Dividends declared ($.40 per
   share)                                               (1,453)
  Effects of Congoleum capital
   transactions                                         (2,688)
  Foreign currency translation
   adjustment                                                         (838)
  Exercise of stock options                                                                     (89)
  Purchase of treasury stock                                                                      2
  Minimum pension liability
   adjustment, net of tax
   benefit                                                                          331
                                 -------------------------------------------------------------------
Balance at December 31, 1997         $46   $19,423     $60,924     $(2,759)       $(546)    $11,743
                                 ===================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)

                                                                                    Years ended December 31
                                                                               1997         1996          1995
                                                                          -----------------------------------------
Operating activities

Net earnings                                                                $   8,145    $   6,299     $   6,105
Adjustments to reconcile net income to net cash provided by
   operating activities:

     Depreciation and amortization                                             14,501       13,874        12,104
     Provision for doubtful accounts                                            2,433        2,885         2,522
     Deferred income taxes                                                       (470)       1,934         2,393
     Accounts and notes receivable                                              1,718       (7,197)        2,685
     Inventories                                                                5,830        1,495        (5,355)
     Prepaid expenses and other current assets                                   (816)       1,733          (718)
     Accounts payable and accrued expenses                                     (9,623)       2,315        (7,007)
     Noncontrolling interests                                                   3,777        6,804         4,706
     Other                                                                        (53)      (1,165)       (1,631)
                                                                          -----------------------------------------
Net cash provided by operating activities                                      25,442       28,977        15,804

Investing activities

Purchases of short-term investments                                           (40,200)     (45,000)      (22,005)
Proceeds from sales of short-term investments                                  49,800       27,500        50,300
Investments in property, plant and equipment                                  (22,183)     (19,869)      (14,121)
Business acquisitions, net of cash acquired                                                 (1,680)       (5,274)
                                                                          -----------------------------------------
Net cash (used) provided by investing activities                              (12,583)     (39,049)        8,900

Financing activities

Long-term borrowings                                                                        15,000
Payments on long-term debt                                                    (12,312)     (19,457)       (3,436)
Net short-term borrowings (payments)                                           (4,750)      10,250        12,000
Payment of loans from affiliates                                                                          (5,792)
Net proceeds from Congoleum equity offering                                                               56,219
Purchase and retirement of Congoleum Class B shares                            (5,630)                   (60,450)
Purchase of treasury shares                                                    (3,896)        (879)       (1,593)
Other                                                                          (1,338)      (1,419)       (1,378)
                                                                          -----------------------------------------
Net cash (used) provided by financing activities                              (27,926)       3,495        (4,430)

Effect of foreign exchange rate changes on cash                                   715          938          (678)
                                                                          -----------------------------------------
Increase (decrease) in cash and cash equivalents                              (14,352)      (5,639)       19,596

Cash and cash equivalents at beginning of year                                 33,658       39,297        19,701
                                                                          -----------------------------------------

Cash and cash equivalents at end of year                                     $ 19,306     $ 33,658      $ 39,297
                                                                          =========================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as ABI) as well as entities over which it has voting control. As described in Note 4, ABI in 1995 gained voting control over Congoleum Corporation (Congoleum) and K&M Associates L.P. (K&M). (ABI, Congoleum and K&M are collectively referred to as the Company.) Intercompany accounts and transactions, including transactions with associated companies which result in intercompany profit, are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the information presented in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Property, Plant and Equipment

These assets are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense; major improvements are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives (30 to 40 years for buildings and building improvements, 10 to 15 years for production equipment and heavy duty vehicles, and three to 10 years for light-duty vehicles and office furnishings and equipment).

Debt Issue Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. Such costs, net of accumulated amortization, amounted to $1,547,000 and $2,359,000 at December 31, 1997 and 1996, respectively, and are included in other noncurrent assets.

Goodwill

The excess of purchase cost over the fair value of the net assets acquired (goodwill) established in 1993 by Congoleum is being amortized on a straight-line basis over 40 years. Goodwill associated with the K & M transactions (see Note 4) is being amortized over 20 years. At each balance sheet date, the Company evaluates the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. Accumulated amortization amounted to $6,483,000 and $5,394,000 at December 31, 1997 and 1996, respectively.

                     American Biltrite Inc. and Subsidiaries

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

Stock-Based Compensation

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company elected the disclosure requirements instead of recognition of compensation expense and therefore will continue to apply existing accounting rules.

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $5,388,000, $5,513,000 and $4,441,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                     American Biltrite Inc. and Subsidiaries

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

Earnings Per Share

Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Under SFAS No. 128, primary and fully diluted earnings per share are replaced by basic and diluted earnings per share. Basic earnings per share have been computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options determined based upon average market price for the period.

Reclassifications

For comparative purposes certain prior years' amounts have been reclassified to conform to the current year presentation.

Environmental Remediation Liabilities

Effective January 1, 1997, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. SOP 96-1 provides authoritative guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities. The adoption of SOP 96-1 did not have a material effect on the Company's financial position, income or liquidity.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Pending Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for public companies to report information about operating segments in financial statements, and supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirements to report information about major customers. SFAS No. 130 and SFAS No. 131 are effective for the Company in 1998. The Company does not believe the adoption of these Statements will have a significant effect on its financial statements.

2.  Inventories

Inventory at December 31 consisted of the following:

                                                   1997             1996
                                             -----------------------------------
                                                       (In thousands)

      Finished goods                               $53,139          $55,356
      Work-in-process                                9,422            9,315
      Raw materials and supplies                    11,794           16,387
                                             -----------------------------------

                                                   $74,355          $81,058
                                             ===================================

At December 31, 1997, domestic inventories determined by the LIFO inventory method amounted to $54,713,000 ($58,312,000 at December 31, 1996). If the FIFO inventory method had been used for these inventories, they would have been $1,224,000 higher at December 31, 1997 and $329,000 lower at December 31, 1996.

                     American Biltrite Inc. and Subsidiaries

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:

                                                 1997             1996
                                           -----------------------------------
                                                     (In thousands)

Land and improvements                          $    5,411       $    5,451
Buildings                                          50,281           45,294
Machinery and equipment                           177,997          158,050
Construction-in-progress                            4,643           12,561
                                           -----------------------------------
                                                  238,332          221,356
Less accumulated depreciation                     117,876          109,472
                                           -----------------------------------

                                                 $120,456         $111,884
                                           ===================================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997, $823,000 of interest cost was capitalized. Capitalized interest in 1996 and 1995 was not material.

Depreciation expense amounted to $12,600,000, $12,151,000 and $11,274,000 in 1997, 1996 and 1995, respectively.

4.  Related-Party Transactions

Included in other assets on the accompanying balance sheets is ABI's investment in Compania Hulera Sula, S.A., a 50%-owned associate. The investment is accounted for on the cost method due to the uncertainty of the political climate and currency restrictions in Honduras. During 1997, the Company wrote down its investment from $1,100,000 to $850,000 to reflect a reduction in Hulera Sula's net worth.

                     American Biltrite Inc. and Subsidiaries

4.  Related-Party Transactions (continued)

1997 Transactions

During 1997, Congoleum's Board of Directors approved a plan to repurchase up to $10,000,000 of Congoleum's common stock (Class A and Class B shares). During 1997, Congoleum repurchased $9,524,000 of common stock at fair market value under the program. The effect of the repurchase of shares was to increase ABI's ownership interest from 44% to 49%. In addition, as of December 31, 1997, ABI's ownership of 4,395,605 shares of Congoleum's Class B common stock represented 64% of the voting control of Congoleum.

The reduction of Congoleum's equity from the repurchase of common stock resulted in a reduction of ABI's investment in Congoleum of $2,688,000, which was charged to retained earnings.

1996 and 1995 Transactions

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. As a result of these transactions, ABI recorded a charge to stockholders' equity of $2,377,000 in 1995. In conjunction with these transactions, the Company exchanged its shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock (the foregoing transactions are collectively referred to as the Congoleum transactions). The exchange of stock did not change the Company's 44% ownership interest, however, the new shares represented 57% of the voting shares of Congoleum, giving ABI majority voting control. Accordingly, the accounts of Congoleum were consolidated into the financial statements of the Company beginning in 1995.

During 1995, the Company purchased an additional 56% limited partnership interest and 7% sole general partnership interest in K&M, a national jewelry supplier (the K&M transactions). The K&M transactions were completed in a series of transactions for aggregate consideration of $13,605,000 and were accounted for using the purchase method. Goodwill of $10,863,000 was recorded in connection with these transactions and is being amortized using the straight-line method over a 20-year life.

                     American Biltrite Inc. and Subsidiaries

4.  Related-Party Transactions (continued)

The first series of transactions, in which ABI acquired 51% limited partnership interest and 7% sole general partnership interest, were completed effective April 1, 1995, and provided ABI voting control over K&M. Accordingly, the accounts of K&M have been consolidated in the financial statements of ABI since April 1, 1995. A second transaction, in which ABI acquired an additional 5% limited partnership interest, was completed in August 1995.

In January 1996, ABI acquired an additional limited partnership interest of 12% for consideration of $1,939,000. No additional partnership interest was acquired in 1997. At December 31, 1997, ABI owns an 82% partnership interest in K&M.

In conjunction with the K&M transactions, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to sell, the remaining partnership interests in K&M. If all of the remaining limited partnership interests in K&M were to be purchased by ABI, the purchase price would amount to approximately $2,929,000 at December 31, 1997.

5.  Accrued Expenses

Accrued expenses at December 31 consist of the following:

                                                    1997             1996
                                              ----------------------------------
                                                        (In thousands)

Accrued advertising and sales promotions             $21,215        $  20,666
Employee compensation and related benefits             9,880           12,836
Interest                                               3,223            3,745
Environmental liabilities                              3,535            3,267
Income taxes                                           5,130            3,046
Other                                                  4,786            6,299
                                              ----------------------------------

                                                     $47,769        $  49,859
                                              ==================================

                     American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements

Long-term debt at December 31 consists of the following:

                                                1997             1996
                                          -----------------------------------
                                                    (In thousands)

   9.0% Senior Notes, due 2001                   $76,594        $  87,750
   Series A Notes                                 15,000           15,000
   Other notes                                     2,815            3,971
                                          -----------------------------------
                                                  94,409          106,721
   Less current portion                            1,156            1,156
                                          -----------------------------------

                                                 $93,253         $105,565
                                          ===================================

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

In 1996, Congoleum's Board of Directors approved a program to repurchase up to $10,000,000 of its outstanding Senior Notes either in the open market or in privately negotiated transactions. During 1997, the Board of Directors increased the repurchase program to $20,000,000. During 1996 and 1997, Congoleum repurchased $2,250,000 and $11,156,000, respectively, of its Senior Notes. In connection with the repurchases in 1997, Congoleum recorded an extraordinary charge of $279,000, net of $160,000 of income tax benefits, to write off the portion of the debt issuance cost and premiums associated with the repurchased Senior Notes. Such charges were immaterial to the financial statements for 1996.

                     American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements (continued)

In January 1996, ABI entered into a credit agreement with an insurance company (the Agreement) providing for the issuance of senior promissory notes aggregating $30 million. In January 1996, $15 million principal amount of notes were issued (Series A Notes). The Series A Notes bear interest at 6.7% per annum and are payable in annual installments of $3 million beginning in 1999. ABI, with the consent of the lender, may issue through January 1998 the additional $15 million of promissory notes available under the agreement. All notes issued under the Agreement are obligations of ABI and have no recourse to the assets of Congoleum or K&M. The fair value of the Series A Notes approximates their carrying value at both December 31, 1997 and 1996.

Other notes mainly comprise promissory notes issued in connection with the K&M transactions (described in Note 4), which bear interest at 1% above the First National Bank of Boston's base lending rate (8.5% at December 31, 1997), and are repayable through 1999. The carrying value of the other notes approximates fair value.

The Company, at December 31, 1997, had revolving and other short-term agreements providing for secured and unsecured borrowings up to $64 million with interest accruing at variable rates, which at December 31, 1997 ranged from 7.2% to 7.6%. At December 31, 1997, the weighted-average interest rate on the $5.5 million outstanding under these arrangements, which is unsecured, was approximately 7.4%. In January 1998, the Company reduced the unsecured line of credit to $54 million of which $4 million will be available for letters of credit. The carrying value of amounts outstanding under these agreements at both December 31, 1997 and 1996, approximates fair value. Commitment fees and compensating balance requirements associated with these agreements are insignificant.

The terms of the Company's loan agreements impose certain restrictions on its ability to incur additional indebtedness and call for the maintenance of specific levels of working capital and minimum net worth and restrict the payment of cash dividends to holders of common stock and other capital distributions as defined. At December 31, 1997, retained earnings which were unrestricted as to such distributions amounted to $4,864,000.

Interest paid on all outstanding debt amounted to $10,216,000 in 1997, $10,825,000 in 1996 and $10,111,000 in 1995.

                     American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements (continued)

Principal payments on the Company's long-term obligations due in each of the next five years are as follows (in thousands):

                    1998                                      $ 1,156
                    1999                                        4,156
                    2000                                        3,000
                    2001                                       79,594
                    2002                                        3,000

7.  Other Liabilities

Other liabilities at December 31 consist of the following:

                                                   1997             1996
                                             -----------------------------------
                                                       (In thousands)

   Pensions                                         $13,248          $14,282
   Postretirement benefits                            9,958           10,249
   Environmental remediation and product
       related liabilities                           13,981           10,926
   Accrued workers' compensation                      4,425            4,871
   Deferred income taxes                              4,404            4,707
   Accrued compensation                                 961            1,119
   Other                                              4,294            3,981
                                             -----------------------------------

                                                    $51,271          $50,135
                                             ===================================

8.  Pension Plans

The Company sponsors several noncontributory defined benefit pension plans covering substantially all employees. Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. Pension fund assets are invested in a variety of equity and fixed-income securities.

                     American Biltrite Inc. and Subsidiaries

8.  Pension Plans (continued)

The components of net periodic pension cost were as follows:

                                                                    1997              1996             1995
                                                              -----------------------------------------------------
                                                                                 (In thousands)
   Service cost--benefits earned during the period                   $ 1,535           $ 1,495          $ 1,268
   Interest cost on projected benefit obligation                       4,808             4,706            4,767
   Actual return on plan assets                                       (9,263)           (4,393)          (8,558)
   Net amortization and deferral                                       4,592              (158)           4,400
                                                              -----------------------------------------------------

   Net periodic pension cost                                         $ 1,672           $ 1,650          $ 1,877
                                                              =====================================================

The following tables present a reconciliation of the plans' funded status to amounts recorded in the consolidated balance sheets at December 31, 1997 and 1996:

                                                                                                   Plans Whose
                                                                        Plans Whose Assets         Accumulated
                                                                        Exceed Accumulated       Benefits Exceed
                                                                             Benefits                 Assets
                                                                       ------------------------------------------
                                                                                    (In thousands)
   December 31, 1997:
     Actuarial present value of benefit obligations:
     Vested benefit obligations                                                 $41,596            $  26,091
                                                                       ==========================================

     Accumulated benefit obligations                                            $42,263            $  27,126
                                                                       ==========================================

     Projected benefit obligations                                              $44,830            $  27,126
     Plan assets at fair market value                                            48,693               15,363
                                                                       ------------------------------------------
     Projected benefit obligations less than (in excess of) plan
       assets                                                                     3,863              (11,763)
     Unrecognized net loss (gain)                                                (3,331)               1,317
     Unrecognized net obligation (asset)                                          1,109                 (333)
     Unrecognized prior service cost                                             (3,414)               1,223
     Adjustment required to recognize minimum liability                                               (2,638)
                                                                       ------------------------------------------
     Accrued pension liability ($719 included in accrued
       expenses)                                                                $(1,773)           $ (12,194)
                                                                       ==========================================

                     American Biltrite Inc. and Subsidiaries

8.  Pension Plans (continued)

                                                                                                   Plans Whose
                                                                        Plans Whose Assets         Accumulated
                                                                        Exceed Accumulated       Benefits Exceed
                                                                             Benefits                 Assets
                                                                       ------------------------------------------
                                                                                    (In thousands)
   December 31, 1996:
     Actuarial present value of benefit obligations:
     Vested benefit obligations                                                $  8,575             $ 57,784
                                                                       ==========================================

     Accumulated benefit obligations                                           $  8,641             $ 59,322
                                                                       ==========================================

     Projected benefit obligations                                             $ 10,411             $ 59,826
     Plan assets at fair market value                                            13,957               43,402
                                                                       ------------------------------------------

     Projected benefit obligations less than (in excess of) plan
       assets                                                                     3,546              (16,424)
     Unrecognized net loss (gain)                                                (4,157)               5,773
     Unrecognized net obligation (asset)                                           (227)               1,258
     Unrecognized prior service cost                                                 (1)              (2,446)
     Adjustment required to recognize minimum liability                                               (4,331)
                                                                       ------------------------------------------

     Accrued pension liability ($3,127 included in accrued
       expenses)                                                               $   (839)            $(16,170)
                                                                       ==========================================

Key assumptions used in developing the actuarial present value of the Company's benefit obligations are as follows:

                                                        1997        1996
                                                  ------------------------------

Weighted-average discount rate                           7%          7%
Rate of increase in future compensation levels        5%-5.5%      5%-5.5%

The expected long-term rate of return on plan assets assumptions used to develop net periodic pension cost was 9% in 1997 and ranged from 7% to 9% in 1996 and 1995.

                     American Biltrite Inc. and Subsidiaries

8.  Pension Plans (continued)

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to a range of 12% to 15% of compensation with partially matching Company contributions. Defined contribution pension expense for the Company was $1,579,000, $2,043,000 and $1,999,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

9.  Postretirement Benefits Other than Pensions

The Company provides certain health care and life insurance benefits for certain retirees of Congoleum. The determination of benefit cost for post retirement plans is based on plan provisions. These benefits are provided through insurance companies whose premiums are based on benefits paid or claims experienced.

Net periodic post retirement benefits cost for the years ended December 31 is as follows:

                                                                  1997           1996           1995
                                                             ----------------------------------------------
                                                                              (In thousands)

Service cost-benefits earned during the year                        $  139       $  141          $  137
Interest cost on post retirement benefit obligation                    505          484             480
Amortization of prior service cost                                    (409)        (447)           (524)
Amortization of losses                                                  99           90              47
                                                             ----------------------------------------------

Total expense                                                       $  334       $  268          $  140
                                                             ==============================================

                     American Biltrite Inc. and Subsidiaries

9.  Postretirement Benefits Other than Pensions (continued)

At December 31, the actuarial and recorded liabilities for these post retirement benefits, none of which have been funded, are as follows:

                                                                             1997             1996
                                                                       -----------------------------------
                                                                                 (In thousands)
Accumulated post retirement benefit obligations:

     Retirees and dependents                                                $  (4,106)       $  (4,136)
     Fully eligible active plan participants                                   (1,191)            (999)
     Other active employees                                                    (2,255)          (2,355)
Unrecognized prior service cost                                                (3,224)          (3,633)
Unrecognized net loss                                                             220              303
                                                                       -----------------------------------
Accrued post retirement benefit obligations                                   (10,556)         (10,820)
Less current portion                                                              598              571
                                                                       -----------------------------------

Noncurrent post retirement benefit obligation                                $ (9,958)        $(10,249)
                                                                       ===================================

A weighted-average assumed discount rate of 7% was used to measure the accumulated post retirement benefit obligation as of December 31, 1997 and 1996. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 6% in 1997; the rate was assumed to decrease gradually to 5% over the next 10 years and remain level thereafter. An increase of one percent in the assumed health care cost trend rates for each future year would have increased the aggregate of service and interest cost components of net periodic post retirement benefit cost by $ 70,000 for the year ended December 31, 1997 and would have increased the post retirement benefit obligation by $706,000 as of December 31, 1997.

10.  Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2001. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $3,428,000 in 1997, $3,179,000 in 1996 and $3,142,000 in 1995.

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

Future minimum payments relating to operating leases are as follows (in thousands):

   1998                                                   $2,351
   1999                                                    1,652
   2000                                                    1,183
   2001                                                       74
   2002                                                        5
                                                  -----------------

   Total future minimum lease payments                    $5,265
                                                  =================

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

The Company records a liability for environmental remediation and asbestos-related claim costs when a clean-up program or claim payments become probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. The recorded liabilities are not reduced by the amount of estimated insurance recoveries. Such estimated insurance recoveries of $6,918,000 and $3,939,000 are reflected in other noncurrent assets at December 31, 1997 and 1996, respectively, and are considered probable of recovery.

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

The Company has recorded its estimate of loss associated with the foregoing claims, however, the ultimate outcome of these matters cannot presently be determined.

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                   1997             1996
                                             -----------------------------------
                                                       (In thousands)

   Deferred tax assets:
     Accruals and reserves                          $18,753          $20,080
     Credit carryforwards                             1,178              969
                                             -----------------------------------
   Total deferred tax assets                         19,931           21,049

   Deferred tax liabilities:
     Depreciation                                    12,723           13,013
     Inventory                                        1,211            1,861
     Undistributed domestic earnings                  2,038            1,916
     Foreign taxes                                      991              941
     Other                                            1,560            1,722
                                             -----------------------------------
   Total deferred tax liabilities                    18,523           19,453
                                             -----------------------------------

   Net deferred tax asset                           $ 1,408          $ 1,596
                                             ===================================

Credit carryforwards consist primarily of alternative minimum tax credits and foreign tax credits.

                     American Biltrite Inc. and Subsidiaries

11.  Income Taxes (continued)

The components of earnings before income taxes for the years ended December 31 are as follows:

                           1997              1996             1995
                     -----------------------------------------------------
                                        (In thousands)

   Domestic                 $17,128           $20,037          $17,330
   Foreign                    2,446             1,937            1,390
                     -----------------------------------------------------

                            $19,574           $21,974          $18,720
                     =====================================================

Significant components of the provision for income taxes for the years ended December 31 are as follows:

                           1997              1996             1995
                     -----------------------------------------------------
                                        (In thousands)
   Current:
     Federal                $ 6,346          $  5,887         $  4,007
     Foreign                    931               339              537
     State                      566               711              972
                     -----------------------------------------------------
   Total current              7,843             6,937            5,516

   Deferred                    (470)            1,934            2,393
                     -----------------------------------------------------

                            $ 7,373          $  8,871         $  7,909
                     =====================================================

Deferred income taxes include provisions of $301,000, $532,000 and $414,000 during 1997, 1996 and 1995, respectively, for ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

                     American Biltrite Inc. and Subsidiaries

11.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 is as follows:

                                                           1997       1996     1995
                                                     --------------------------------------

   U.S. statutory rate                                      34%        35%      35%
   State income taxes, net of federal benefits
                                                             3          4        5
   Undistributed domestic earnings                           1          2        2
   Other                                                     -         (1)       -
                                                     ======================================

       Effective tax rate                                   38%        40%      42%
                                                     ======================================

Undistributed earnings of foreign subsidiaries aggregated approximately $17,928,000 at December 31, 1997, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $5,727,000 in 1997, $4,526,000 in 1996, and $8,509,000 in 1995.

                     American Biltrite Inc. and Subsidiaries

12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                      1997              1996             1995
                                                               ---------------------------------------------------
                                                                      (In thousands, except per share amounts)

   Numerator:
     Net income                                                      $8,145            $6,299           $6,105
                                                               ===================================================

   Denominator:
     Denominator for basic earnings per share:
       Weighted-average shares                                        3,633             3,645            3,619
     Denominator for diluted earnings per share:
       Dilutive employee stock options                                  105                84              173
                                                               ---------------------------------------------------
       Weighted-average shares and assumed conversions                3,738             3,729            3,792
                                                               ===================================================

   Basic earnings per share                                           $2.24             $1.73            $1.69
                                                               ===================================================

   Diluted earnings per share                                         $2.18             $1.69            $1.61
                                                               ===================================================

                     American Biltrite Inc. and Subsidiaries

13.  Stock Option Plans

ABI Stock Plans

During 1993, ABI adopted a stock award and incentive plan which permits the issuance of options, stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock-based awards to selected employees and independent contractors of the Company. The plan reserved 400,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan. During 1997, the Board of Directors approved an amendment to the plan to increase the number of shares reserved for grant from 400,000 to 550,000.

Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. During 1993, 294,800 stock options were granted. No stock options or SARs were granted during 1994, 1995 or 1996. During 1997, 238,500 stock options were granted. In addition, the Committee may grant restricted stock to participants of the plan at no cost.

Other than the restrictions which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder. No restricted stock or restricted stock units were granted during the three years ended December 31, 1997.

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

                     American Biltrite Inc. and Subsidiaries

13.  Stock Option Plans (continued)

The following tables summarize information about ABI's fixed stock options.

                                                 1997                        1996                               1995
                                   ---------------------------------------------------------------------------------------------
                                                 Weighted-Average            Weighted-Average                 Weighted-Average
                                      Shares     Exercise Price    Shares     Exercise Price       Shares      Exercise Price
                                   ---------------------------------------------------------------------------------------------

   Outstanding at beginning of
     year                             342,640       $15.60        349,440         $15.17           435,460         $13.46

   Granted                            238,500        23.63             --             --                --             --
   Exercised                           (6,560)       13.56         (5,800)          6.76           (83,180)          6.17
   Forfeited                               --           --         (1,000)          7.00            (2,840)         16.18
                                   ------------                ------------                    ------------

   Outstanding at end of year         574,580        18.79        342,640          15.60           349,440          15.18
                                   ============                ============                    ============

   Options exercisable at end of
     year                             312,932                     227,024                          155,004
   Available for grant at end of
     year                              19,340                     107,840                          107,840

                             Number           Number       Weighted-Average
         Option          Outstanding at   Exercisable at      Remaining
       Grant Date           12/31/97         12/31/97      Contractual Life   Exercise Price
-----------------------------------------------------------------------------------------------
       May      1991          51,400            51,400           3.42 years     $  7.00
       August   1993         284,680           227,744           5.75 years       16.88
       April    1997         238,500            33,788           9.33 years       23.63

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

                     American Biltrite Inc. and Subsidiaries

13.  Stock Option Plans (continued)

The following table summarizes information about Congoleum's fixed stock options.

                                                 1997                        1996                               1995
                                   ---------------------------------------------------------------------------------------------
                                                 Weighted-Average            Weighted-Average                 Weighted-Average
                                      Shares     Exercise Price    Shares     Exercise Price       Shares      Exercise Price
                                   ---------------------------------------------------------------------------------------------
   Outstanding at beginning of
     year                             484,500       $12.89        481,000        $13.00                 --

   Granted                             56,000        14.25         22,000         10.63            498,000         $13.00
   Exercised                           (2,000)       13.00             --                               --
   Forfeited                          (26,600)       13.53        (18,500)        13.00            (17,000)         13.00
                                   ------------                ------------                     ------------

   Outstanding at end of year         511,900        13.01        484,500         12.89            481,000          13.00
                                   ============                ============                     ============

   Options exercisable at end of
     year                             185,200                      94,100                               --

   Available for grant at end of
     year                             286,100                      65,500                           69,000

Pro Forma Disclosure

Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement.

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.69%; expected dividend yield of 12.70%; volatility factor of the expected market price of the Company's common stock of .288; and a weighted-average expected life of the options of seven and a half years.

The fair value for the Congoleum options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: option forfeiture of 15%; risk-free interest rates of 5.76%, 5.99% and 5.90%; no dividends; volatility factors of the expected market price of Congoleum's common stock of .356, .388 and .388; and a weighted-average expected life of the options of seven years.

                     American Biltrite Inc. and Subsidiaries

13.  Stock Option Plans (continued)

The weighted-average fair value of options granted under ABI's 1993 Stock Award and Incentive Plan during 1997 was $1.25. The weighted-average fair value of options granted under Congoleum's 1995 Stock Option Plan during 1997, 1996 and 1995 was $4.34, $4.68 and $5.69, respectively.

For purposes of pro forma disclosures, the estimated fair value of the ABI and Congoleum options ($541,000 for the 1997 grants, $103,000 for the 1996 grant and $2,832,000 for the 1995 grant) is amortized to expense over the options' vesting period. The initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information for the years ended December 31 is as follows:

                                                           1997               1996              1995
                                                   --------------------------------------------------------
                                                          (In thousands, except per share amounts)

Net income                                                  $8,145             $6,299           $6,105
Estimated pro forma compensation expense
   from stock options:

     1995 Grant                                               (275)              (249)            (228)
     1996 Grant                                                 (9)                (8)              --
     1997 Grants                                               (48)                --               --
                                                   --------------------------------------------------------

       Pro forma net income                                 $7,813             $6,042           $5,877
                                                   ========================================================

   Pro forma earnings per share:
                   Basic                                     $2.15              $1.66            $1.62
                   Diluted                                    2.09               1.62             1.55

                     American Biltrite Inc. and Subsidiaries

14.  Industry Segments

The Company operates in three principal industries: industrial, flooring and jewelry products. Vinyl and vinyl composition floor coverings are manufactured by the flooring group with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use. The industrial products group principally manufactures pressure-sensitive tape, sheet rubber packing, matting, and footwear heels and soles, and conveyor belting. These products are marketed through distributors as well as directly to original equipment manufacturers and end users. The accounts of Congoleum are included in the flooring products segment. The jewelry segment reflects the results of K&M Associates L.P. which is a national costume jewelry supplier to the mass merchandiser markets. The Company considers all revenues and expenses except interest expense and investment income and all assets except investments in affiliated companies to be of an operating nature and, accordingly, allocates them to industry segments regardless of the profit center in which recorded.

Information on Business Segments

                                                            1997              1996              1995
                                                     -----------------------------------------------------
                                                                        (In thousands)
   Net sales:
     Flooring products                                     $270,365          $286,970         $277,528
     Industrial products                                    102,610            96,619           92,208
     Jewelry                                                 44,537            34,372           34,737
                                                     -----------------------------------------------------

   Consolidated                                            $417,512          $417,961         $404,473
                                                     =====================================================

   Operating profits:
     Flooring products                                     $ 16,373          $ 26,265         $ 22,015
     Industrial products                                      6,930             6,927            7,826
     Jewelry                                                  3,710            (2,278)          (2,484)
     Interest expense and investment income                  (7,718)           (8,940)          (8,637)
                                                     -----------------------------------------------------

   Consolidated                                            $ 19,295          $ 21,974         $ 18,720
                                                     =====================================================

                     American Biltrite Inc. and Subsidiaries

14.  Industry Segments (continued)

                                                            1997              1996              1995
                                                     -----------------------------------------------------
                                                                        (In thousands)
   Identifiable assets:
     Flooring products                                     $208,676          $231,895         $218,232
     Industrial products                                     60,538            60,475           53,625
     Jewelry                                                 29,622            31,496           30,530
     Investments in affiliated companies                        850             1,100            1,100
                                                     -----------------------------------------------------

   Consolidated                                            $299,686          $324,966         $303,487
                                                     =====================================================

   Depreciation and Amortization:
     Flooring products                                     $ 11,239          $ 10,723         $  9,466
     Industrial products                                      2,366             2,255            2,053
     Jewelry                                                    896               896              585
                                                     -----------------------------------------------------

   Consolidated                                            $ 14,501          $ 13,874         $ 12,104
                                                     =====================================================

   Capital expenditures:
     Flooring products                                     $ 20,437          $ 13,309         $ 11,126
     Industrial products                                      1,633             6,473            2,820
     Jewelry                                                    113                87              175
                                                     -----------------------------------------------------

   Consolidated                                            $ 22,183          $ 19,869         $ 14,121
                                                     =====================================================

In 1997, three customers of K&M accounted for approximately 38%, 35% and 20%, respectively, of the jewelry segment net sales. Also in 1997, two customers accounted for 21% and 18%, respectively, of the flooring industry segment net sales. The loss of any one of these customers could adversely affect the results of operations of the respective segment.

In 1996, three customers of K&M accounted for approximately 36%, 28% and 17%, respectively, of the jewelry segment net sales. Also in 1996, two customers accounted for 21% and 19%, respectively, of the flooring industry segment net sales.

                     American Biltrite Inc. and Subsidiaries

14.  Industry Segments (continued)

In 1995, three customers of K&M accounted for approximately 29%, 26% and 23%, respectively, of the jewelry segment net sales. Also in 1995, two customers each accounted for 20%, respectively, of the flooring industry segment net sales.

Amounts included in the above information relating to ABI's foreign operations are summarized as follows:

                    Net
                 Sales and        Sales to
                   Other         Unaffiliated      Operating     Identifiable     Depreciation         Capital
                   Income         Customers         Profit          Assets           Expense         Expenditures
               ----------------------------------------------------------------------------------------------------
               (In thousands)

 1997:             $63,275          $58,384         $2,498          $30,570           $1,583            $1,208
               ====================================================================================================

 1996:             $65,163          $59,655         $1,937          $31,459           $1,691            $1,441
               ====================================================================================================

 1995:             $56,303          $56,230         $1,390          $28,684           $1,576            $1,701
               ====================================================================================================

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

                     American Biltrite Inc. and Subsidiaries

15.  Quarterly Financial Information (Unaudited)

                                                 First          Second            Third            Fourth
                                                Quarter         Quarter           Quarter          Quarter
                                         ----------------------------------------------------------------------
                                                  (In thousands of dollars, except per share amounts)
1997
----
   Net sales                                    $95,513         $101,592          $120,036          $100,371
   Gross profit                                  28,570           31,378            38,420            29,405
   Net earnings                                      47              884             4,820             2,394

   Net earnings per share:
       Basic                                        .01              .24              1.33               .66
       Diluted                                      .01              .24              1.31               .64

1996
----
   Net sales                                    $89,905         $110,175          $111,263          $106,618
   Gross profit                                  24,736           35,280            35,391            36,184
   Net earnings (loss)                             (210)           1,640             1,744             3,125

   Net earnings (loss) per share:
       Basic                                       (.06)             .45               .48               .86
       Diluted                                     (.06)             .44               .47               .84

The earnings per share amounts are presented to comply with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of SFAS No. 128, see Note 1 to the consolidated financial statements.

                     American Biltrite Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                   Year ended December 31, 1997, 1996 and 1995

(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                  COL. A               COL. B            COL. C           COL. D        COL. E         COL. F            COL. G
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                  -----------------------------------------------
                                                                       Charged to
                                      Balance at      Charged to          Other
                                     Beginning of      Costs and        Accounts--                   Deductions--       Balance at
                Description             Period         Expenses          Describe       Other          Describe       End of Period
------------------------------------------------------------------------------------------------------------------------------------
1997
----

   Allowances for doubtful
     accounts and
     cash discounts                     $4,935          $  2,433                                     $  2,316(A)         $5,052
                                ====================================================================================================

   Reserve for returns
     and markdowns
                                        $3,880          $ 10,588                                     $ 11,327 (A)        $3,141
                                ====================================================================================================

1996
----

   Allowances for doubtful
     accounts and
     cash discounts                     $6,477          $  2,885                                     $  4,427 (A)       $4,935
                                ====================================================================================================

   Reserve for returns
     and markdowns
                                        $3,301          $ 11,342                                     $ 10,763 (A)       $3,880
                                ====================================================================================================

1995
----

   Allowances for doubtful
     accounts and
     cash discounts                     $1,466          $  4,097                      $5,408 (B)     $  4,494 (A)       $6,477
                                ====================================================================================================

   Reserve for returns
     and markdowns
                                                        $  8,365                      $2,521 (C)     $  7,585 (A)       $3,301
                                ====================================================================================================

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

                                           AMERICAN BILTRITE INC.

                                                (Registrant)


Date:    March  4, 1998         by:   /s/ Gilbert K. Gailius
     -----------------------       ----------------------------------
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


Date:    March  4, 1998         by:   /s/ Roger S. Marcus
     -----------------------       ----------------------------------
                                   Roger S. Marcus, Chairman of the
                                   Board, Chief Executive Officer
                                   and Director


Date:    March  4, 1998         by:  /s/ Richard G. Marcus
     -----------------------       ----------------------------------
                                   Richard G. Marcus, President, Chief
                                   Operating Officer and Director


Date:    March  4, 1998         by:  /s/ William M. Marcus
     -----------------------       ----------------------------------
                                   William M. Marcus, Executive Vice
                                   President, Treasurer, Chairman of
                                   the Executive Committee and Director


Date:    March  4, 1998         by:  /s/ John C. Garrels, 3rd
     -----------------------       ----------------------------------
                                   John C. Garrels, 3rd, Director


Date:    March  4, 1998         by:  /s/ Kenneth I. Watchmaker
     -----------------------       ----------------------------------
                                   Kenneth I. Watchmaker, Director


Date:    March  4, 1998         by:  /s/ Edward J. Lapointe
     -----------------------       ----------------------------------
                                   Edward J. Lapointe, Controller

INDEX OF EXHIBITS

Exhibit No.                 Description                                Page No.
-----------                 -----------                                --------

3(1)   XI                Restated Certificate of Incor-                    -
                         poration

3(2)   IV                By-Laws, amended and restated                     -
                         as of March 13, 1991

10(3)  I,   V            1985 Stock Option Plan                            -
                         ("the 1985 Plan")

10(4)  II,  V            Form of Agreement pursuant to                     -
                         the 1985 Plan providing for
                         ISO's

10(5)  III, V            Form of Agreement pursuant to                     -
                         the 1985 Plan providing for
                         NQSO's

10(6)  VI                Joint Venture Agreement dated                     -
                         as of December 16, 1992 by and
                         among American Biltrite Inc.,
                         Resilient Holdings Incorporated,
                         Congoleum Corporation, Hillside
                         Industries Incorporated  and
                         Hillside Capital Corporation

10(7)  VII               Closing Agreement dated as of                     -
                         March 11, 1993 by and among
                         American Biltrite Inc.,
                         Resilient Holdings Incorporated,
                         Congoleum Corporation, Hillside
                         Industries Incorporated  and
                         Hillside Capital Corporation

10(8)  VIII, V           1993 Stock Award and Incentive                    -
                         Plan

10(9)  X                 K&M Associates L.P. Amended and                   -
                         Restated Agreement of Limited
                         Partnership

10(10) IX                Purchase Agreement dated as of                    -
                         March 31, 1995 by and among
                         Ocean State and certain limited
                         partners of K&M

                                                                        Page No.
                                                                        --------

10(11) IX                Agreement and Plan of Merger                      -
                         dated as of April 1, 1995 by and
                         among the Company, Jewelco
                         Acquisition Co., Inc., AIMPAR,
                         Inc., Arthur I. Maier, Bruce
                         Maier and Edythe J. Wagner

10(12) IX                Option Agreement dated as of                      -
                         April 1, 1995 by and among Ocean
                         State and certain limited
                         partners of K&M

10(13) IX                Agreement and Plan of Merger                      -
                         dated as of May 3, 1995 by and
                         among the Company, Zirconia
                         Acquisition Co., Inc., Wilbur A.
                         Cowett Incorporated and Wilbur A.
                         Cowett

10(14) XI, V             Split-Dollar Agreement dated as                   -
                         of December 20, 1996 by and
                         between American Biltrite Inc.
                         and Michael J. Glazerman, Trustee
                         of the Marcus Family Insurance
                         Trust u/t/d March 1, 1990

10(15) XI, V             Split-Dollar Agreement dated as                   -
                         of December 20, 1996 by and
                         between American Biltrite Inc.
                         and the Marcus Family 1990
                         Insurance Trust

10(16) XI, V             Split-Dollar Agreement dated as                   -
                         of December 20, 1996 by and
                         between American Biltrite Inc.
                         and the Marcus Family 1996
                         Irrevocable Insurance Trust Dated
                         October 28, 1996

10(17) XI, V             Split-Dollar Agreement dated as                   -
                         of December 20, 1996 by and
                         between American Biltrite Inc.
                         and The Richard G. Marcus
                         Irrevocable Insurance Trust of
                         1990 Dated June 1, 1990

                                                                        Page No.
                                                                        --------

10(18) XI, V             Split-Dollar Agreement dated as                   -
                         of December 20, 1996 by and
                         between American Biltrite Inc.
                         and the Roger S. Marcus
                         Irrevocable Insurance Trust Dated
                         Nov. 29, 1996, Richard G. Marcus,
                         Trustee

10(19) XI, V             Split-Dollar Agreement dated as                   -
                         of December 20, 1996 by and
                         between American Biltrite Inc.
                         and the Roger S. Marcus
                         Irrevocable Insurance Trust Dated
                         Nov. 29, 1996

10(20) XI, V             Split-Dollar Agreement dated as                   -
                         of January 9, 1997 by and between
                         American Biltrite Inc. and Joseph
                         D. Burns

10(21) XI, V             Description of Supplemental                       -
                         Retirement Benefits for
                         Gilbert K. Gailius

11    XII                Statement Re: Computation of                      -
                         Per Share Earnings

21                       Subsidiaries of the Registrant                  60-61
                         (including each subsidiary's
                         jurisdiction of incorporation
                         and the name under which each
                         subsidiary does business)

23(1)                    Consent of Ernst & Young LLP,                    62
                         Independent Auditors

27                       Financial Data Schedule,                          -
                         filed herewith

          ----------------
          I Incorporated by reference to exhibit 10(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

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

          X Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         XI Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

        XII Incorporated by reference to Note 12 of the Company's consolidated financial statements (filed herewith)