Form 10-Q
period 1998-04-04
AMERICAN BILTRITE INC
filed 1998-05-12
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended      April 4, 1998     Commission File Number 1-4773
                  ----------------------                        ------

                             American Biltrite Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  04-1701350
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   57 River Street       Wellesley Hills, Massachusetts   02481-2097
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      781-237-6655
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
Yes  X     No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

         Class                           Outstanding at May 1, 1998
---------------------------          ------------------------------------
      Common Stock                            3,638,528 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                 April  4,    December 31,
                                                   1998           1997
                                                 --------       --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  10,000      $  19,306
  Short-term investments                            9,200          7,900
  Accounts receivable, net                         47,849         30,254
  Inventories                                      77,249         74,355
  Prepaid expenses & other current assets           7,659          9,187
                                                 --------       --------

        TOTAL CURRENT ASSETS                      151,957        141,002

Goodwill, net                                      23,149         23,421
Deferred income taxes                               2,636          2,636
Other assets                                       12,044         12,171
Property, plant and equipment, net                119,870        120,456
                                                 --------       --------
                                                $ 309,656      $ 299,686
                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                 $  10,300      $   5,500
  Accounts payable                                 22,651         19,060
  Accrued expenses                                 49,143         47,769
  Current portion of long-term debt                 4,156          1,156
                                                 --------       --------

         TOTAL CURRENT LIABILITIES                 86,250         73,485

Long-term debt                                     89,097         93,253
Other liabilities                                  51,324         51,271
Non-controlling interests                          16,564         16,332

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01-authorized
   15,000,000 shares, issued 4,607,902 shares          46             46
  Additional paid-in capital                       19,423         19,423
  Retained earnings                                61,885         60,924
  Equity adjustment from translation               (2,657)        (2,759)
  Minimum pension liability                          (546)          (546)
  Less cost of shares in treasury                 (11,730)       (11,743)
                                                 --------       --------
                                                   66,421         65,345
                                                 --------       --------
                                                $ 309,656      $ 299,686
                                                 ========       ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                     ($000)

                                             Three Months Ended
                                          April 4,       March 29,
                                            1998           1997
                                          --------       -------

Net sales                                $ 106,388      $ 95,513
Interest and other income                      248           571
                                          --------       -------
                                           106,636        96,084

Costs and expenses:
 Cost of products sold                      74,810        66,943
 Selling, general and administrative
  expenses                                  27,192        25,559
 Interest                                    2,115         2,519
                                          --------       -------
                                           104,117        95,021
                                          --------       -------

 EARNINGS BEFORE INCOME TAXES
  AND NON-CONTROLLING INTERESTS              2,519         1,063

Income taxes                                   961           436

Non-controlling interests                     (233)         (580)
                                          --------       -------

          NET EARNINGS                   $   1,325      $     47
                                          ========       =======

Earnings per share:

 Basic                                   $     .36      $    .01
                                          ========       =======

 Diluted                                 $     .35      $    .01
                                          ========       =======

Dividends declared per common share      $     .10      $    .10
                                          ========       =======

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                  Three Months Ended
                                                April 4,      March 29,
                                                  1998          1997
                                                -------       -------
OPERATING ACTIVITIES
 Net earnings                                  $  1,325      $     47
 Adjustments to reconcile net earnings to
  net cash used by operating activities:
    Depreciation and amortization                 3,812         3,680
    Accounts and notes receivable               (17,625)      (10,504)
    Inventories                                  (2,947)       (7,753)
    Prepaid expenses and other current assets     1,515         2,420
    Accounts payable and accrued expenses         4,782        (1,311)
    Non-controlling interests                       233           580
    Other                                           215          (241)
                                                -------       -------

  NET CASH USED BY OPERATING ACTIVITIES          (8,690)      (13,082)

INVESTING ACTIVITIES
 Investment in property, plant & equipment       (2,784)       (3,623)
 Purchase of short-term investments              (9,200)      (18,100)
 Maturities of short-term investments             7,900         8,900
                                                -------       -------

  NET CASH USED BY INVESTING ACTIVITIES          (4,084)      (12,823)

FINANCING ACTIVITIES
 Net short-term borrowings                        4,800         6,750
 Payments on long-term debt                      (1,156)         (636)
 Proceeds from exercise of stock options             13
 Dividends paid                                    (364)         (363)
                                                -------       -------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                     3,293         5,751

Effect of foreign exchange                          175           434
                                                -------       -------

  DECREASE IN CASH AND CASH EQUIVALENTS          (9,306)      (19,720)

Cash and cash equivalents at beginning
 of period                                       19,306        33,658
                                                -------       -------
  CASH AND CASH EQUIVALENTS AT END OF
   QUARTER                                     $ 10,000      $ 13,938
                                                =======       =======

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 4, 1998

Note A - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note B - Inventories
Inventory at April 4, 1998 and December 31, 1997 consisted of the following:

                                       April 4,        December 31,
                                         1998             1997
                                       --------          -------
                                                ($000)
      Finished goods                  $  54,217         $ 53,139
      Work-in-process                    10,994            9,422
      Raw materials and supplies         12,038           11,794
                                       --------          -------
                                      $  77,249         $ 74,355
                                       ========          =======

Note C - Commitments and Contingencies
ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 4, 1998

Note D - Comprehensive Income
As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $1,427 and $(181).

Note E - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 4, 1998 and March 29, 1997: (in thousands, except per share amounts)

                                                     Three Months Ended
                                                   April 4,     March 29,
                                                     1998         1997
                                                    ------       ------
Numerator:
  Net income                                       $ 1,325      $    47
                                                    ======       ======
Denominator:
  Denominator for basic earnings per share:
   Weighted-average shares                           3,637        3,630
  Denominator for diluted earnings
  per share:
   Dilutive employee stock options                     176          113
                                                    ------       ------
   Weighted-average shares and
    assumed conversions                              3,813        3,743
                                                    ======       ======

Basic earnings per share                           $   .36      $   .01
                                                    ======       ======

Diluted earnings per share                         $   .35      $   .01
                                                    ======       ======

Note F - Reclassifications
For comparative purposes, certain prior years' amounts have been reclassified to conform to the current year presentation.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  April 4, 1998

Results of Operations

Net sales for the first quarter of 1998 were $106.4 million compared to $95.5 million for the first quarter of 1997, an increase of $10.9 million or 11.4%. More than half of this sales increase was achieved by K&M Associates L.P. ("K&M") from sales to a major customer. K&M began servicing 1,700 additional stores to this customer in the middle of 1997. Sales for 1998 at all other locations were higher than in 1997.

Interest and other income decreased in the current quarter to $.2 million from $.6 million in last year's first quarter. The primary cause of this decrease in 1998 is lower interest income at Congoleum Corporation ("Congoleum") from having a reduced amount of free cash to invest during the quarter.

Cost of products sold as a percentage of sales remained unchanged at 70.3% in the current quarter compared to 70.1% during the first quarter of 1997.

Selling, general and administrative expenses as a percentage of net sales decreased to 25.6% in the current quarter from 26.8% last year and is primarily the result of higher sales volume levels experienced in the current quarter which more than offset related selling expense increases.

Net income for the first quarter of 1998 was $1,325,000 compared to $47,000 in last year's first quarter. All businesses of the Company were profitable during the current quarter, particularly K&M where operations were profitable in the current quarter compared to last year when they experienced a significant loss during the 1997 quarter. Congoleum and the Tape Business generated slightly lower profits than in 1997.

Liquidity and Capital Resources

Cash and cash equivalents, including short-term investments, declined $8.0 million for the three months ended April 4, 1998 to $19.2 million. Working capital was $65.7 million, down from $67.5 million at year end 1997. The ratio of current assets to current liabilities at April 4, 1998 was 1.8 and at December 31, 1997 was 1.9. Cash used by operations was $8.7 million for 1998's first quarter and consists mainly of the seasonal increase in receivables and inventory.

Capital expenditures in the current first quarter were $2.8 million and depreciation and amortization expense was $3.8 million. It is anticipated that total year capital spending will be in the range of $22 to $26 million.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  April 4, 1998

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock, $.4 million of Congoleum's Common Stock and $6.6 million of Congoleum's 9% senior notes are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $24.0 million and at Congoleum are $30.0 million.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  April 4, 1998

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended April 4, 1998.

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


                                     AMERICAN BILTRITE INC.
                                     ----------------------
                                           (Registrant)


Date:  May 11, 1998                  BY: /s/ Gilbert K. Gailius
                                        -----------------------
                                        Gilbert K. Gailius
                                        Vice President-Finance