Form 10-Q
period 1998-07-04
AMERICAN BILTRITE INC
filed 1998-08-13
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended July 4, 1998 Commission File Number 1-4773

                             American Biltrite Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  04-1701350
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   57 River Street       Wellesley Hills, Massachusetts   02481-2097
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      781-237-6655
                                                   -----------------------------

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

Yes  |X|     No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

         Class                         Outstanding at August 10, 1998
----------------------------         -----------------------------------
       Common Stock                            3,639,508 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                  July 4,      December 31,
                                                   1998            1997
                                                 --------      ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  18,039      $  19,306
  Short-term investments                           10,100          7,900
  Accounts receivable, net                         45,451         30,254
  Inventories                                      80,828         74,355
  Prepaid expenses & other current assets           7,879          9,187
                                                ---------      ---------

        TOTAL CURRENT ASSETS                      162,297        141,002

Goodwill, net                                      22,877         23,421
Deferred income taxes                               2,636          2,636
Other assets                                       12,141         12,171
Property, plant and equipment, net                120,378        120,456
                                                ---------      ---------
                                                $ 320,329      $ 299,686
                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                 $   7,000      $   5,500
  Accounts payable                                 24,596         19,060
  Accrued expenses                                 58,392         47,769
  Current portion of long-term debt                 4,223          1,156
                                                ---------      ---------

         TOTAL CURRENT LIABILITIES                 94,211         73,485

Long-term debt                                     89,696         93,253
Other liabilities                                  50,809         51,271
Non-controlling interests                          17,937         16,332

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01-authorized
   15,000,000 shares, issued 4,607,902 shares          46             46
  Additional paid-in capital                       19,423         19,423
  Retained earnings                                63,622         60,924
  Equity adjustment from translation               (3,179)        (2,759)
  Minimum pension liability                          (546)          (546)
  Less cost of shares in treasury                 (11,690)       (11,743)
                                                ---------      ---------
                                                   67,676         65,345
                                                ---------      ---------
                                                $ 320,329      $ 299,686
                                                =========      =========


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                                     ($000)

                              Three Months Ended      Six Months Ended
                             July 4,     June 28,   July 4,     June 28,
                               1998        1997       1998        1997
                            ---------   ---------   ---------  ---------

Net sales                   $ 108,501   $ 101,592   $ 214,889  $ 197,105
Interest and other income       1,100         936       1,348      1,507
                            ---------   ---------   ---------  ---------
                              109,601     102,528     216,237    198,612
                            ---------   ---------   ---------  ---------


Costs and expenses:
  Cost of products sold        74,147      70,214     148,957    137,157
  Selling, general and
   administrative expenses     27,652      26,671      54,844     52,230
  Interest                      2,098       2,255       4,213      4,774
                            ---------   ---------   ---------  ---------
                              103,897      99,140     208,014    194,161
                            ---------   ---------   ---------  ---------

  EARNINGS BEFORE INCOME TAXES
    AND NON-CONTROLLING
    INTERESTS                   5,704       3,388       8,223      4,451

Provision for income taxes      2,231       1,337       3,192      1,773
Non-controlling interests      (1,372)     (1,167)     (1,605)    (1,747)
                            ---------   ---------   ---------  ---------


     NET EARNINGS           $   2,101   $     884   $   3,426  $     931
                            =========   =========   =========  =========


Earnings per share:

     Basic                  $     .58   $     .24   $     .94  $     .26

     Diluted                $     .55   $     .24   $     .89  $     .25

Dividends declared per
common share                $     .10   $     .10   $     .20  $     .20


     See accompanying notes to consolidated condensed financial statements.

                                      FORM 10-Q

                           PART I.   FINANCIAL INFORMATION
                       AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands of dollars)

                                                   Six Months Ended
                                                 July 4,     June 28,
                                                   1998        1997
                                               --------      --------

OPERATING ACTIVITIES
 Net earnings                                  $  3,426      $    931
 Adjustments to reconcile net earnings to
  net cash provided (used) by operating
  activities:
    Depreciation and amortization                 7,647         7,412
    Accounts and notes receivable               (15,332)       (6,702)
    Inventories                                  (6,702)      (19,782)
    Prepaid expenses and other current assets     1,296         2,256
    Accounts payable and accrued expenses        15,916         3,068
    Non-controlling interests                     1,605         1,747
    Other                                          (323)          741
                                               --------      --------

  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                           7,533       (10,329)

INVESTING ACTIVITIES
 Investment in property, plant & equipment       (6,986)      (11,386)
 Purchase of short-term investments             (11,700)      (28,800)
 Maturities of short-term investments             9,500        21,700
                                               --------      --------

  NET CASH USED BY INVESTING ACTIVITIES          (9,186)      (18,486)

FINANCING ACTIVITIES
 Net short-term borrowings                        1,500         6,750
 Long-term borrowings                               671
 Payments on long-term debt                      (1,156)       (1,981)
 Purchase and retirement of Congoleum
  Class B shares                                               (1,005)
 Purchase of treasury shares                         (1)         (801)
 Proceeds from exercise of stock options             54            88
 Dividends paid                                    (728)         (726)
                                               --------      --------

  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                       340         2,325

Effect of foreign exchange                           46           639
                                               --------      --------

  DECREASE IN CASH AND CASH EQUIVALENTS          (1,267)      (25,851)

Cash and cash equivalents at beginning
 of period                                       19,306        33,658
                                               --------      --------

  CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                      $ 18,039      $  7,807
                                               ========      ========

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 4, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note B - Inventories

Inventory at July 4, 1998 and December 31, 1997 consisted of the following: (in thousands)
                                   July 4,         December 31,
                                    1998              1997
                                  --------         ------------

      Finished goods              $ 56,866          $ 53,139
      Work-in-process               11,489             9,422
      Raw materials and supplies    12,473            11,794
                                  --------          --------
                                  $ 80,828          $ 74,355
                                  ========          ========

Note C - Commitments and Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 4, 1998

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

The following table presents Comprehensive Income for the three months and six months ended July 4, 1998 and June 28, 1997: (in thousands)

                            Three Months Ended      Six Months Ended
                            July 4,   June 28,     July 4,   June 28,
                             1998       1997        1998       1997
                            -------     ------     -------    ------

Comprehensive Income        $ 1,579     $  850     $ 3,006    $  669
                            =======     ======     =======    ======

Note E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended July 4, 1998 and June 28, 1997:
(in thousands, except per share amounts)

                            Three Months Ended      Six Months Ended
                            July 4,     June 28,   July  4,   June 28,
                             1998        1997       1998       1997
                            -------     -------    -------    -------
Numerator:
  Net income                $ 2,101     $   884    $ 3,426    $   931
                            =======     =======    =======    =======
Denominator:
  Denominator for basic
  earnings per share:
   Weighted-average shares    3,639       3,631      3,638      3,631
  Denominator for diluted
  earnings per share:
   Dilutive employee stock
    options                     214         102        195        107
                            -------     -------    -------    -------

   Weighted-average shares
    and assumed conversions   3,853       3,733      3,833      3,738
                            =======     =======    =======    =======

Basic earnings per share    $   .58     $   .24    $   .94    $   .26
                            =======     =======    =======    =======

Diluted earnings per share  $   .55     $   .24    $   .89    $   .25
                            =======     =======    =======    =======

Note F- Reclassifications

For comparative purposes, certain prior years' amounts have been reclassified to conform to the current year presentation.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 4, 1998

Results of Operations

Net sales for the second quarter of 1998 were $108.5 million compared to $101.6 million for the second quarter of 1997, reflecting an increase of $6.9 million or 7%. This sales increase was generated primarily by Congoleum Corporation ("Congoleum") and by K&M Associates L.P. ("K&M"). Congoleum's improvement in 1998 is attributable to additional sales to the home center channel, higher sales to the manufactured housing sector, and sales of recently introduced products. K&M's increased sales are from servicing 1,700 additional stores for a major customer beginning in the middle of 1997.

Sales for the first six months of 1998 were $214.9 million compared to $197.1 million last year. Sales performance at Congoleum and K&M, as outlined above, accounts for the largest portion of the year-to-date increase. Sales at ABI's tape and Canadian operations reflect small sales increases over last year.

Cost of products sold as a percentage of net sales remained relatively unchanged with the current quarter decreasing to 68.3% from 69.1% in last year's second quarter and for the six month period decreasing to 69.3% from 69.6% last year.

Selling, general and administrative expenses as a percentage of net sales in the current quarter decreased to 25.5% from 26.3% last year and for the current six months decreased to 25.5% from 26.5% and is primarily the result of higher sales volume levels experienced in both the current quarter and six months which more than offset related expense increases.

Interest expense in both the current quarter and six months reflects reductions from last year and is due to lower debt outstanding on both ABI and Congoleum.

Net income for the second quarter of 1998 was $2.1 million compared to $.9 last year and for the first six months of 1998 was $3.4 million compared to $.9 million last year. All businesses of the Company were profitable during the current quarter and six months, particularly at K&M where operations were profitable this year compared to last year when they experienced significant losses during the first and second quarters.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 4, 1998

Liquidity and Capital Resources

Cash and cash equivalents, including short-term investments, increased $.9 million for the six months ended July 4, 1998 to $28.1 million. Working capital was $68.1 million, up from $67.5 million at year end 1997. The ratio of current assets to current liabilities at July 4, 1998 was 1.7 and at December 31, 1997 was 1.9. Cash provided by operations was $7.5 million in the first six months of 1998.

Capital expenditures in the current six months were $7.0 million. Depreciation and amortization expense was $7.6 million. It is anticipated that total year capital spending will be in the range of $25 to $27 million.

On July 31, 1998, Congoleum issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. Proceeds of the offering will be used to redeem all of Congoleum's 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital and general corporate purposes. In connection with this offering, Congoleum will record an extraordinary after-tax charge of $2.3 million during the third quarter of 1998. American Biltrite's share of this extraordinary after-tax charge during the third quarter will be $1.1 million ($.30 per share). A more complete description of the terms of the Congoleum Senior Note offering is set forth in Congoleum's 10-Q for the second quarter of 1998 filed on August 13, 1998 with the Securities and Exchange Commission together with copies of the Indenture and Registration Rights Agreement.

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

The Company has completed an assessment of the steps it believes will be necessary for its existing and planned data processing systems and equipment to operate properly when confronted with dates beginning in the year 2000. A plan has been developed which identifies the systems affected and the steps that will be required to assure year 2000 compliance. The Company's existing plan to improve operations by replacing or upgrading systems in the

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 4, 1998

ordinary course of business during 1998 and 1999 will have the additional benefit of providing year 2000 compliance in many instances. The resources required to make the remaining systems compliant have been estimated and are being provided by a combination of existing employees and outside contractors. The Company has retained or believes it will be able to retain the necessary employees and outside resources to accomplish this, and that the cost to achieve compliance will not be material to the Company's financial position, liquidity or results of operations. As of June 1998, the Company has completed converting 61% of the systems identified as requiring modification. The timing and resource requirements to date have been consistent with the Company's plan, and the Company anticipates that all of its mission-critical systems will be year 2000 compliant by the end of 1998. However, if any governmental agencies, key customers or key suppliers are unable to make the necessary computer system changes on a timely basis, such inability could negatively impact the Company's results of operations.

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock and $.4 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $34.0 million and at Congoleum are $30.0 million.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  July 4, 1998

Item 4.  Submission of Matters to a Vote of Security Holders:

      At the Annual Meeting of Stockholders held on May 14, 1998, the following action was taken:

      Three nominees were elected as Class II Directors who will hold office until the Annual Meeting of Stockholders in 2001 and until their successors are duly elected and qualify.

                                                         Witheld From
      Name                           Votes For           All Nominees
      ----                           ---------           ------------

      John C. Garrels, 3rd           3,231,289               4,933
      James S. Marcus                3,231,059               5,163
      Roger S. Marcus                3,231,089               3,133

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended July 4, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN BILTRITE INC.
                                                 (Registrant)


Date:  August 13, 1998                      BY:
                                               --------------------------
                                                 Gilbert K. Gailius
                                                 Vice President-Finance