Form 10-Q
period 1998-10-03
AMERICAN BILTRITE INC
filed 1998-11-13
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    October 3, 1998      Commission File Number 1-4773
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
Yes  |X|     No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


         Class                           Outstanding at November 10, 1998
---------------------------        ---------------------------------------------
      Common Stock                              3,646,988 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                October 3,    December 31,
                                                  1998           1997
                                                ----------    ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  50,289      $  19,306
  Short-term investments                            3,300          7,900
  Accounts receivable, net                         42,972         30,254
  Inventories                                      75,370         74,355
  Prepaid expenses & other current assets           8,765          9,187
                                                ---------      ---------

        TOTAL CURRENT ASSETS                      180,696        141,002

Goodwill, net                                      22,604         23,421
Deferred income taxes                               2,636          2,636
Other assets                                       13,413         12,171
Property, plant and equipment, net                123,186        120,456
                                                ---------      ---------
                                                $ 342,535      $ 299,686
                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                 $   6,800      $   5,500
  Accounts payable                                 25,330         19,060
  Accrued expenses                                 54,021         47,769
  Current portion of long-term debt                 4,307          1,156
                                                ---------      ---------

         TOTAL CURRENT LIABILITIES                 90,458         73,485

Long-term debt                                    114,100         93,253
Other liabilities                                  50,858         51,271
Non-controlling interests                          18,716         16,332

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01-authorized
   15,000,000 shares, issued 4,607,902 shares          46             46
  Additional paid-in capital                       19,423         19,423
  Retained earnings                                64,988         60,924
  Equity adjustment from translation               (3,927)        (2,759)
  Minimum pension liability                          (546)          (546)
  Less cost of shares in treasury                 (11,581)       (11,743)
                                                ---------      ---------
                                                   68,403         65,345
                                                ---------      ---------
                                                $ 342,535      $ 299,686
                                                =========      =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                                     ($000)

                                    Three Months Ended      Nine Months Ended
                                  Oct. 3,     Sept. 27,    Oct. 3,    Sept. 27,
                                    1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------

Net sales                         $ 110,681   $ 120,036   $ 325,570   $ 317,141
Interest and other income             1,416         383       2,764       1,890
                                  ---------   ---------   ---------   ---------
                                    112,097     120,419     328,334     319,031
                                  ---------   ---------   ---------   ---------

Costs and expenses:
  Cost of products sold              75,280      81,616     224,237     218,773
  Selling, general and
   administrative expenses           26,227      26,713      81,071      78,943
  Interest                            2,364       2,386       6,577       7,160
                                  ---------   ---------   ---------   ---------
                                    103,871     110,715     311,885     304,876
                                  ---------   ---------   ---------   ---------

  EARNINGS BEFORE INCOME TAXES
    AND OTHER ITEMS                   8,226       9,704      16,449      14,155

Provision for income taxes            3,212       3,663       6,404       5,436
Non-controlling interests            (2,019)     (1,221)     (3,624)     (2,968)
                                  ---------   ---------   ---------   ---------
  Income before extra-
   ordinary item                      2,995       4,820       6,421       5,751
Extraordinary item - early
 retirement of debt, net of
 income tax benefit                  (1,174)                 (1,174)
                                  ---------   ---------   ---------   ---------

     NET EARNINGS                 $   1,821   $   4,820   $   5,247   $   5,751
                                  =========   =========   =========   =========

Earnings per share:
 Basic
  Earnings before extraordinary
   item                           $     .82   $    1.33   $    1.76   $    1.58
  Extraordinary item                   (.32)                   (.32)
                                  ---------   ---------   ---------   ---------
   Net income                     $     .50   $    1.33   $    1.44   $    1.58
                                  =========   =========   =========   =========

 Diluted
  Earnings before extraordinary
   item                           $     .79   $    1.31   $    1.68   $    1.55
  Extraordinary item                   (.31)                   (.31)
                                  ---------   ---------   ---------   ---------
   Net income                     $     .48   $    1.31   $    1.37   $    1.55
                                  =========   =========   =========   =========

Dividends declared per
common share                      $    .125   $     .10   $    .325   $     .30

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                  Nine Months Ended
                                                Oct. 3,      Sept. 27,
                                                 1998          1997
                                               --------      --------

OPERATING ACTIVITIES
 Net earnings                                  $  5,247      $  5,751
 Adjustments to reconcile net earnings to
  net cash provided (used) by operating
  activities:
    Depreciation and amortization                11,458        11,030
    Loss on early retirement of debt              3,809
    Accounts and notes receivable               (12,804)      (15,692)
    Inventories                                  (1,235)       (8,711)
    Prepaid expenses and other current assets       466         1,423
    Accounts payable                              6,370        (2,878)
    Accrued expenses                              6,421         2,015
    Non-controlling interests                     2,384         2,968
    Other                                          (443)        1,339
                                               --------      --------

  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                          21,673        (2,755)

INVESTING ACTIVITIES
 Investment in property, plant & equipment      (13,488)      (18,175)
 Purchase of short-term investments             (15,000)      (43,000)
 Maturities of short-term investments            19,600        46,300
                                               --------      --------

  NET CASH USED BY INVESTING ACTIVITIES          (8,888)      (14,875)

FINANCING ACTIVITIES
 Net short-term borrowings                        1,300         7,000
 Long-term borrowings                           101,728
 Debt issuance costs                             (2,821)
 Payments on long-term debt                     (77,787)       (7,981)
 Premium payments on early retirement of debt    (2,563)
 Purchase and retirement of Congoleum
  Class B shares                                               (1,005)
 Purchase of treasury shares                         (1)       (1,089)
 Proceeds from exercise of stock options            163            88
 Dividends paid                                  (1,183)       (1,090)
                                               --------      --------

  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                    18,836        (4,077)

Effect of foreign exchange                         (638)          473
                                               --------      --------

  INCREASE (DECREASE) IN CASH                    30,983       (21,234)

Cash at beginning of period                      19,306        33,658
                                               --------      --------

  CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                      $ 50,289      $ 12,424
                                               ========      ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 3, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note B - Inventories

Inventory at October 3, 1998 and December 31, 1997 consisted of the following: (in thousands)

                                  October 3,      December 31,
                                     1998             1997
                                  ----------      ------------

      Finished goods              $ 52,822          $ 53,139
      Work-in-process               11,245             9,422
      Raw materials and supplies    11,303            11,794
                                  --------          --------
                                  $ 75,370          $ 74,355
                                  ========          ========

Note C - Commitments and Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 3, 1998

Note D - Long-Term Debt

On August 3, 1998, Congoleum Corporation ("Congoleum") issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. Proceeds of the offering were used to redeem all of the 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital and general corporate purposes. The Indenture under which the notes were issued includes certain restrictions on additional indebtedness and dividend payments.

The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at a predetermined redemption price (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption.

In connection with this offering, Congoleum recorded an extraordinary after-tax charge of $2.4 million, ABI's share of this charge was $1.2 million ($.32 per share), to write off debt issuance costs and premiums associated with the repurchase of the 9% Senior Notes.

Note E - Comprehensive Income

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

The following table presents Comprehensive Income for the three months and nine months ended October 3, 1998 and September 27, 1997: (in thousands)

                            Three Months Ended      Nine Months Ended
                            Oct. 3,   Sept. 27,    Oct. 3,   Sept. 27,
                              1998       1997        1998       1997
                            -------    -------     -------    -------

Net income                  $ 1,821    $ 4,820     $ 5,247    $ 5,751
Foreign translation
 adjustments                   (748)      (245)     (1,168)      (507)
                            -------    -------     -------    -------
Comprehensive Income        $ 1,073    $ 4,575     $ 4,079    $ 5,244
                            =======    =======     =======    =======

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 3, 1998

Note F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended October 3, 1998 and September 27, 1997: (in thousands, except per share amounts)

                                     Three Months Ended       Nine Months Ended
                                     Oct. 3,   Sept. 27,    Oct.  3,   Sept. 27,
                                      1998       1997         1998       1997
                                     -------   ---------    --------   ---------
Numerator:
  Net income                         $1,821     $4,820       $5,247     $5,751
                                     ======     ======       ======     ======
Denominator:
  Denominator for basic
  earnings per share:
   Weighted-average shares            3,643      3,635        3,640      3,632
  Denominator for diluted
  earnings per share:
   Dilutive employee stock
    options                             163         31          184         82
                                     ------     ------       ------     ------

   Weighted-average shares
    and assumed conversions           3,806      3,666        3,824      3,714
                                     ======     ======       ======     ======

Basic earnings per share             $  .50     $ 1.33       $ 1.44     $ 1.58
                                     ======     ======       ======     ======

Diluted earnings per share           $  .48     $ 1.31       $ 1.37     $ 1.55
                                     ======     ======       ======     ======

Note G- Reclassifications

For comparative purposes, certain prior years' amounts have been reclassified to conform to the current year presentation.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 3, 1998

Results of Operations

Net sales for the third quarter of 1998 were $110.7 million compared to $120.0 million for the third quarter of 1997, reflecting a decrease of $9.3 million or 8%. Net sales for the third quarter of 1998 were lower than 1997 at all of the Company's businesses, particularly at K&M Associates L.P. ("K&M"). Sales for the third quarter of 1997 included the initial shipments to 1,700 new stores K&M began servicing for a major customer.

Net sales for the first nine months of 1998 were $325.6 million, an increase of $8.4 million or 3% over last year's sales of $317.1 million. The largest sales increase occurred at Congoleum from higher sales to the manufactured housing and home center channels. Sales were higher in 1998 at K&M and slightly lower at the Tape and Canadian divisions.

Interest and other income increased in the current third quarter by $1 million and by $.9 million for the first nine months of 1998. Higher interest and royalty income at Congoleum and foreign exchange gains at ABI positively affected results for both periods compared to last year.

Cost of products sold as a percentage of net sales in the 1998 third quarter remained the same at 68.0% compared to last year and improved slightly to 68.9% in 1998 from 69.0% in last year's first nine months.

Selling, general and administrative expenses as a percentage of net sales in the current quarter increased to 23.7% from 22.3% last year. Expenditure levels for the quarter were about the same as last year but sales were off $9.3 million as noted above. Expense as a percentage of net sales for the nine months 1998 was 24.9%, the same as last year.

Interest expense in the current nine months is lower than last year resulting from lower borrowing requirements at both ABI and K&M.

Income before extraordinary item for the third quarter of 1998 was $3.0 million compared to $4.8 million last year. Congoleum's earnings were higher than last year's third quarter but earnings were lower at ABI and K&M. For the nine months 1998, income before extraordinary item was $6.4 million compared to $5.8 million last year. Earnings are higher in 1998 at Congoleum and the Canadian division, but lower at K&M and the Tape division.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 3, 1998

As described in the Liquidity and Capital Resources section, Congoleum refinanced its long-term debt during the quarter and recorded an extraordinary after-tax charge of $2.4 million, ABI's share being $1.2 million or $.32 per share for debt extinguishment costs in connection with this transaction.

Net income after extraordinary item for the third quarter of 1998 was $1.8 million compared with $4.8 million in the third quarter of 1997. Net income after extraordinary item for the first nine months of 1998 was $5.3 million compared with $5.6 million during the same period in 1997.

Liquidity and Capital Resources

Cash and cash equivalents, including short-term investments, increased $26.4 million for the nine months ended October 3, 1998 to $53.6 million. Working capital was $90.2 million, up from $67.5 million at year end 1997. The ratio of current assets to current liabilities at October 3, 1998 was 2.0 to 1.0 and at December 31, 1997 was 1.9 to 1.0. Cash provided by operations was $21.7 million for the first nine months of 1998 compared to $2.8 million cash used by operations in the first nine months of last year.

Capital expenditures in the current nine months were $13.5 million. Depreciation and amortization expense was $11.5 million. It is anticipated that total year capital spending will be in the range of $20 to $22 million.

On August 3, 1998, Congoleum issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. Proceeds of the offering were used to redeem all of the 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital and general corporate purposes. In connection with this offering, Congoleum recorded an extraordinary after-tax charge of $2.4 million in the third quarter of 1998, ABI's share of this charge was $1.2 million.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 3, 1998

The Company has completed an assessment of the steps it believes will be necessary for its existing and planned data processing systems and equipment to operate properly when confronted with dates beginning in the year 2000. A plan has been developed which identifies the systems affected and the steps that will be required to assure year 2000 compliance. The Company's existing plan to improve operations by replacing or upgrading systems in the ordinary course of business during 1998 and 1999 will have the additional benefit of providing year 2000 compliance in many instances. The resources required to make the remaining systems compliant have been estimated and are being provided by a combination of existing employees and outside contractors. The Company has retained or believes it will be able to retain the necessary employees and outside resources to accomplish this, and that the cost to achieve compliance will not be material to the Company's financial position, liquidity or results of operations. As of September 1998, the Company has completed converting 61% of the systems identified as requiring modification. The timing and resource requirements to date have been consistent with the Company's plan, and the Company anticipates that all of its mission-critical systems will be year 2000 compliant by the end of the first half of 1999. However, if any governmental agencies, key customers or key suppliers are unable to make the necessary computer system changes on a timely basis, such inability could negatively impact the Company's results of operations.

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock and $.4 million of Congoleum's Common Stock are expected to be financed from existing funds, operating activities and borrowings under existing bank lines of credit which at ABI are presently $34.0 million and at Congoleum are $30.0 million.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                 October 3, 1998

Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended October 3, 1998.


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


                                        AMERICAN BILTRITE INC.
                                        ----------------------
                                             (Registrant)


Date:  November 12, 1998                BY: /s/ Gilbert K. Gailius
                                            ------------------------------
                                            Gilbert K. Gailius
                                            Vice President-Finance