Form 10-K405
period 1998-12-31
AMERICAN BILTRITE INC
filed 1999-03-30
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

   December 31, 1998                 Commission File Number    1-4773
-------------------------                                     --------

                             AMERICAN BILTRITE INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                               04-1701350
--------------------------------    ----------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

 57 River Street,  Wellesley Hills,  Massachusetts       02481-2097
     (Address of principal executive offices)            (Zip Code)
--------------------------------------------------     ---------------

Registrant's telephone number, including area code:      (781) 237-6655

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
  Title of each class                              which registered
  -------------------                              ----------------

Common Stock, $.01 Par Value                   American Stock Exchange
----------------------------                   -----------------------

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 10, 1999 was $43,423,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 1999 was 3,646,976 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of stockholders to be held on May 5, 1999 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

      (a) General Development of Business. American Biltrite Inc. ("ABI") was organized in 1908 and is a Delaware corporation. ABI operates domestically directly through two businesses, the Tape Division and K&M Associates L.P., a Rhode Island limited partnership ("K&M"), and conducts operations indirectly through Congoleum Corporation ("Congoleum"), a company in which ABI owns a controlling interest.

The Tape Division produces adhesive-coated, pressure-sensitive papers and films used to protect material during handling or storage or to serve as a carrier for transferring decals or die-cut lettering. The Division also produces pressure sensitive tapes and adhesive products used for applications in the heating, ventilating and air conditioning (HVAC), footwear, automotive and electrical and electronic industries.

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

At the beginning of 1995, ABI indirectly held an 8% limited partner interest in K&M. During 1995 and in January of 1996, the Company acquired, through a series of transactions by its wholly owned subsidiaries, an additional 67.25% in limited partner interests and a 7% sole general partner interest in K&M for an aggregate consideration of $15.5 million in cash, notes and ABI common stock. In conjunction with these K&M transactions, a wholly owned subsidiary of ABI also entered into agreements with the remaining limited partners of K&M which provide the ABI subsidiary with the option to buy, and the limited partners the option to sell, the limited partners' respective remaining interests in K&M for an aggregate consideration calculated in accordance with a predetermined formula which is based in part on such limited partner's capital account balance at the time of sale. As of the date hereof, based on K&M capital account balances as of December 31, 1998, the aggregate purchase price under the option agreements for the remaining limited partner interests in K&M would be $3.0 million. See Note 4 of Notes to the Consolidated Financial Statements.

ABI owns a 49% equity interest in Congoleum Corporation ("Congoleum"), a manufacturer and producer of resilient floor tile and sheet vinyl flooring.

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its then existing shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% equity ownership interest; however, the new shares represented 57% of the voting power of the outstanding shares of Congoleum, giving ABI majority voting control. The accounts of Congoleum have been consolidated with the financial statements of ABI since 1995. During 1997 and 1998, Congoleum's Board of Directors approved a plan to repurchase up to $15,000,000 of Congoleum's common stock (Class A and Class B shares). Under the total plan, Congoleum has repurchased $9,763,000 of common stock at fair market value. The effect of the repurchase of shares was to increase ABI's ownership interest from 44% to 49%. In addition, as of December 31, 1998, ABI's ownership of 4,395,605 shares of Congoleum's Class B common stock represented 64% of the voting control of Congoleum.

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

For financial reporting purposes, as a result of the consolidation of the accounts of Congoleum and K&M into the financial statements of ABI, ABI operates in four industry segments: flooring products, tape products, jewelry and the Canadian division which produces flooring and rubber products. See Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

      (b) Financial Information about Industry Segments. Business segment information is in Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

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

Congoleum currently sells its products through distributors in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining competitive position. While most of its distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's sales, at least until a suitable replacement is in place. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

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

Working Capital and Cash Flow. In general, ABI's working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers. K&M does provide pre-approved allowances in the form of markdowns and return authorizations for end of season merchandise in their service stores.

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

Competition. All businesses in which ABI is engaged are highly competitive. ABI's tape products compete with some of the largest fully integrated rubber and plastic companies, as well as smaller producers. Included among their competitors are Minnesota Mining & Manufacturing Company, Permacel and Shuford Mills, Inc. ABI-Canada's flooring products compete with those of other manufacturers of rubber and vinyl floor tiles and with all other types of floor covering. ABI-Canada competes with Armstrong World Industries, Inc., Domco Industries,Ltd., Mondo Rubber International, Inc. and with other manufacturers of alternate floor covering products. In the rubber products category, ABI-Canada has several competitors, principal among them being Goodyear Canada, Inc.

The market for Congoleum's products is highly competitive. Resilient sheet and tile compete for both residential and commercial customers primarily with carpeting, hardwood, melamine laminate and ceramic tile. In residential applications, both tile and sheet products are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements. Ceramic tile is used primarily in kitchens, bathrooms and foyers. Carpeting is used primarily in bedrooms, family rooms and living rooms. Hardwood flooring and melamine laminate are used primarily in family rooms, foyers and kitchens. Commercial grade resilient flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications. Congoleum believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation. Both tile and sheet resilient flooring are easy to replace for repair and redecoration and, in Congoleum's view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

Congoleum encounters competition from domestic and, to a much lesser extent, foreign manufacturers. Certain of Congoleum's competitors, including Armstrong in the resilient category, have substantially greater financial and other resources than Congoleum.

K&M competes with other companies making similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing the effectiveness of K&M products and services, customers tend to focus on margin dollars realized from the sales of product and return on inventory investment needed to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of suppliers, among them are AAi. Foster Grant, Monet Inc., Victoria Creations Inc. and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Research and Development. Research and development efforts of both ABI and Congoleum concentrate on new product development and expanding technical expertise in the various manufacturing processes. ABI also focuses on improving existing products. Congoleum also concentrates on ways to increase product durability. Expenditures for research and development were $5,175,000, $5,388,000 and $5,513,000 on a consolidated basis for the years ended December 31, 1998, 1997 and 1996, respectively.

Key Customers. For the year ended December 31, 1998, two customers of Congoleum each accounted for over 10% of ABI's consolidated sales revenue. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Western U.S., LD Brinkman & Co. K&M sales during 1998 included sales to large customers which accounted for less than 10% of ABI's consolidated sales revenue. K&M's top three customers in terms of net sales in 1998 together account for approximately 94% of K&M's aggregate net sales, and the loss of any such customer would have a material adverse effect on K&M. See
Note 15 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 1998 and 1997 was $21,800,000 and $15,600,000, respectively. It is anticipated that all of the backlog as of December 31, 1998 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

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

Due to the nature of Congoleum's business and certain of the substances which are or have been used, produced or discharged by Congoleum, Congoleum's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. Congoleum does not anticipate that the additional costs of these measures will be material. In connection with the acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and Congoleum agreed to be financially responsible for any cleanup measures required. In 1998, Congoleum incurred capital expenditures of approximately $.3 million for environmental compliance and control facilities.

Congoleum has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. Congoleum will continue to be required to expend amounts in the future, due to the nature of historic activities at its facilities, to comply with existing environmental laws, and those amounts may be substantial but should not, in Congoleum's judgment, have a material adverse effect on the financial position of Congoleum. Because environmental requirements have grown increasingly strict, however, Congoleum is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.

See Item 3 below for certain additional information regarding environmental matters.

Employees. As of December 31, 1998, ABI employed approximately 3,010 people.

      (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is in
Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below. Export sales from the United States were $20,886,000 in 1998, $23,008,000 in 1997 and $17,931,000 in 1996.

ITEM 2. PROPERTIES

At December 31, 1998, ABI and Congoleum operated a total of nine manufacturing plants, and ABI operated a jewelry product distribution warehouse, as follows:

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

Trenton, NJ       1,050,000        Owned      Flooring products

Marcus Hook, PA   1,000,000        Owned      Flooring products

Trenton, NJ         282,000        Owned      Flooring products

Finksburg, MD       107,000        Owned      Flooring products

Sherbrooke,         330,000        Owned      Canadian division
Quebec

Moorestown, NJ      226,000        Owned      Tape products

Lowell, MA           57,000        Owned      Tape products

Renaix, Belgium      84,000        Owned      Tape products

Singapore            32,000        Owned      Tape products

Providence, RI      103,000        Owned      Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon. ABI considers that all of its properties are in good condition and have been well maintained.

It is estimated that during 1998, ABI's plants for the manufacture of floor covering products operated at approximately 76% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 97% of aggregate capacity and the Canadian division operated at approximately 79% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3. LEGAL PROCEEDINGS

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately seventy-nine pending claims involving approximately 590 individuals as of December 31, 1998. These claims allege personal injury from exposure to asbestos or asbestos-containing products. See Note 10 to the Consolidated Financial Statements included in Item 8 for detailed information about these claims.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to two sites in two separate states. See Note 10 to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

In addition, ABI has been named as a defendant in two environmental lawsuits the details of which are set forth in Note 10 to the Consolidated Financial Statements included in Item 8.

ABI also is potentially responsible for response and remediation costs as to four state supervised sites, two sites in Massachusetts, and one each in New York and New Jersey. See Note 10 to the Consolidated Financial Statements included in Item 8 for information about ABI's potential liability at these four sites.

As of December 31, 1998, ABI has accrued $1.2 million for its estimable and probable amounts for contingencies described above.

As of December 31, 1998 Congoleum was named as a defendant, together in most cases with numerous other defendants, in approximately 657 pending lawsuits (including workers' compensation cases) involving approximately 1,984 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. See Note 10 to the Consolidated Financial Statements included in Item 8 for information about Congoleum's potential liabilities to these lawsuits.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. See Note 10 to the Consolidated Financial Statements included in
Item 8 for detailed information about these matters.

Congoleum is also a party to a pending proceeding relating to the investigation and potential remediation of soil and groundwater contamination at its manufacturing facility located at 1945 East State Street in Trenton, New Jersey. The investigation of the nature and extent of any contamination at this site has not been completed and Congoleum is therefore unable to estimate the amount, if any, of its probable liability with respect to the potential remediation of this site.

In the ordinary course of its business, ABI and its consolidated entities become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, ABI and its consolidated entities do not believe that these matters, individually or in the aggregate, will have a material adverse effect on their business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock is traded on the American Stock Exchange (ticker symbol: ABL). The approximate number of record holders of ABI's Common Stock at March 10, 1999 was 440.

High and low stock prices and dividends for the last two years were:

                          Sales Price of Common Shares
                          ----------------------------
                             1998               1997
 Quarter                     ----               ----
  Ended                 High      Low      High      Low
  -----                 ----      ---      ----      ---

March 31               31 3/4    23 5/8   26        21 1/8
June 30                31 3/4    29 1/4   25 5/8    20 1/2
September 30           30 7/8    22 1/4   24 3/8    17 7/8
December 31            24 1/4    20 1/2   26 7/8    19 1/2

                        Cash Dividends Per Common Share
                        -------------------------------
 Quarter
  Ended                      1998             1997
 -------                     ----             ----

March 31                    $ .10            $ .10
June 30                       .10              .10
September 30                  .125             .10
December 31                   .125             .10
                            ------           -----
                            $ .45            $ .40
                            ======           =====

ITEM 6. SELECTED FINANCIAL DATA

                                                 Year Ended December 31,
                                                 -----------------------
                                 1998        1997        1996         1995         1994
                                 ----        ----        ----         ----         ----
                                         (In thousands, except per share data)

Net sales                      $423,879    $417,512    $417,961     $404,473     $106,145

Earnings before
 other items                     15,321      11,922      13,103       10,811        4,900

Non-controlling
 interests                       (5,145)     (3,777)     (6,804)      (4,706)

Equity in earnings of
 joint venture                                                                      7,361

Extraordinary item               (1,174)

   Net earnings                   9,002       8,145       6,299        6,105       12,261

Total assets                    336,039     299,686     324,966      303,487       82,804

Long-term debt                  118,406      94,409     106,721      110,919        4,188

Number of shares used
 in computing basic
 earnings per share           3,641,337   3,633,076   3,645,089    3,619,198    3,560,471

Basic earnings per
 share                             2.47        2.24        1.73         1.69         3.44

Cash dividends per common
  share                             .45         .40         .40          .35       .14375

Congoleum Corporation is included in the consolidated results since 1995 and is reported as a joint venture in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales for the year ended December 31, 1998 were $423.9 million as compared to $417.5 million for the year ended December 31, 1997, an increase of $6.4 million or 1.5%. The major portion of this sales increase occurred at Congoleum Corporation in improved sales to the manufactured housing industry and to home centers. Sales from K&M Associates L.P. ("K&M") increased over last year due to a full year of sales to a major customer we started servicing for the first time in the latter half of 1997. Sales at ABI's Tape and Canadian divisions reflect slight decreases compared to last year.

Interest income increased to $1.8 million in 1998 from $1.6 million in 1997 due to increases in funds available for short-term investment at both Congoleum and ABI's Canadian division.

Other revenues increased by $.8 million in 1998 to $1.9 million from $1.1 million last year. The major reason for this positive shift is due to the improvement of the value of the Belgian franc compared to the U.S. dollar during the course of 1998 which favorably impacted ABI's operation in Belgium.

Cost of products sold in 1998 deceased to 68.5% of net sales from 69.4% last year. This decrease in cost is mainly attributable to the results at Congoleum where they experienced declines in raw material costs, increases in manufacturing productivity and a higher-margin mix of sales. At both ABI and K&M, cost of products sold as a percentage of net sales were at the same levels as last year.

Selling, general and administrative expenses as a percentage of net sales were 24.3% for 1998 and 24.4% for 1997. At Congoleum, expenses in this area decreased as a result of expense control initiatives partially offset by increased spending related to Year 2000 compliance. At K&M, costs increased due to increases in field sales expense to service additional sales volume. At ABI, slight cost increases were also generated covering Year 2000 compliance in addition to increases in field sales and advertising/promotion expenses.

Interest expense decreased to $9.0 million in 1998 from $9.3 million in 1997. This decrease occurred at both ABI and K&M due to a reduction in outstanding indebtedness. This was partially offset by an interest expense increase at Congoleum primarily due to a lower amount of interest being capitalized rather than expensed in connection with capital expenditures in 1998.

During 1998, Congoleum issued $100 million in ten year 8 5/8% Senior Notes and used most of the proceeds to repay its outstanding 9% Senior Notes due 2001 in the principal amount of $76.6 million, together with accrued interest, prepayment premiums and financing fees and expenses. Congoleum recorded an extraordinary after tax charge of $2.4 million of which ABI recorded $1.2 million, reflecting our 49% ownership interest in Congoleum.

Net income for the year ended December 31, 1998 was $9.0 million, up by $.9 million over last year's net income of $8.1 million. ABI, Congoleum and K&M were all profitable in 1998. Basic net earnings per share was $2.47 in 1998, up from $2.24 in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net sales for the year ended December 31, 1997 were $417.5 million as compared to $418.0 million for the year ended December 31, 1996. Although consolidated net sales between years were relatively flat, there were significant swings between the various operations of ABI. The largest positive swing was increased sales volume at K&M where shipments were made to more than 1900 additional stores for a major customer who previously had been serviced by K&M at approximately 200 of its stores. K&M currently is servicing the entire 2100 stores for this customer under a long-term contractual arrangement. At Congoleum, sales decreased from lower average selling prices due to competitive pressures, loss of sales to a major retail customer who ceased operations in mid 1997, and an inventory reduction by Congoleum's largest distributor. Sales at ABI's Tape and Canadian divisions reflect increases over last year.

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

Cost of products sold in 1997 increased to 69.4% of net sales from 68.5% last year. This increase in cost is attributable to the results at Congoleum where margins decreased as a result of higher raw material costs, a less profitable mix of products sold, and manufacturing inefficiencies experienced preparing for the overhaul of a major production line. At both ABI and K&M, cost improvements were experienced, but were not sufficient to cover the cost increases at Congoleum.

Selling, general and administrative expenses decreased slightly to 24.4% of net sales compared to 24.7% last year. Decreases in sales-related costs and incentive compensation at Congoleum more than offset increased spending for merchandising displays. At K&M, the increased sales volume experienced in 1997 had the effect of reducing the sales percentage relationship to expenses in this area.

Interest expense decreased $1.4 million in 1997 to $9.3 million from $10.7 million in 1996. This decrease occurred at Congoleum as a result of lower average debt outstanding and a greater amount of interest capitalized in connection with capital expenditures in 1997.

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

Liquidity and Capital Resources

At December 31, 1998, consolidated working capital was $96.7 million, the ratio of current assets to current liabilities was 2.3 to 1, and the debt to equity ratio was 1.66 to 1. Influencing the debt to equity ratio is $99.5 million of Congoleum debt as to which there exists no recourse to ABI. Net cash provided by operations during 1998 was $39.3 million, generated mainly from net earnings and depreciation. Capital expenditures for 1999 are estimated to be in the range of $24 to $26 million. At ABI, capital expenditures cover normal replacement of machinery and equipment and process improvements. Congoleum is proceeding with a major program to modernize and improve its plant and equipment. Because of these programs at Congoleum, capital expenditures are expected to continue at this level for the next two years. Depreciation and amortization expense is forecast at $15.0 million.

In 1998, Congoleum's Board of Directors approved a plan to purchase up to $5 million of Congoleum's common stock. As of December 31, 1998, Congoleum had repurchased 24,190 shares of its common stock for an aggregate cost of $0.2 million pursuant to this plan. At ABI, based on a prior Board of Directors authorization, $4.7 million is available for the purchase of ABI's common stock as of December 31, 1998.

In 1996, the Company began the initial planning of a comprehensive initiative to address the impact of the Year 2000 on its information and equipment systems. The Company organized a Year

2000 oversight team to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase involved performing a complete, company-wide inventory to identify all internal, general purpose and production hardware and software systems, as well as any embedded logic devices used to control equipment or facilities, that required modification to become Year 2000 compliant. In addition to the Company's internal assessment, the Company communicated with all its key customers and all key third-party suppliers of goods and services to determine their states of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans.

In the second quarter of 1997, the Company began the implementation and testing phase of replacing or modifying system hardware, software and devices. As of January 1999, the Company has completed work on 82% of the systems identified as requiring modification. The Company anticipates that substantially all of its systems will be Year 2000 compliant by the beginning of the fourth quarter of 1999.

Costs directly associated with achieving Year 2000 compliance, including modifying computer software or converting to new programs, consist of payments to third parties as well as an allocation of the payroll and benefits of its employees based on the amount of their time devoted to this activity. These costs are expensed as incurred. Costs for new hardware are capitalized in accordance with the Company's fixed asset policy, and any equipment retired is written off.

The following table summarizes the Company's direct Year 2000 compliance expenditures (actual and planned) by year (in thousands):

                                        1997    1998    1999
                                        ----    ----    ----
   Expenses paid to third parties       $307    $462    $376
   Allocated payroll costs               457     533     251
   Capital expenditures                  120     415     196

In addition to work undertaken explicitly to achieve Year 2000 compliance, the Company has replaced or upgraded a number of systems in the ordinary course of business where the replacement or upgrade will, in addition to its primary benefits, also provide Year 2000 compliance. The nature of these costs, and their accounting treatment, is the same as described above. The following table summarizes the Company's actual or planned expenditures on systems improvements undertaken for reasons unrelated to the Year 2000, but also serving to achieve Year 2000 compliance (in thousands):

                                        1997    1998    1999
                                        ----    ----    ----
   Expenses paid to third parties       $118    $473    $780
   Allocated payroll costs                74     279     198
   Capital expenditures                  244     470     382

The costs of achieving Year 2000 compliance, and of improving the Company's systems, are being funded through operating cash flow. With respect to embedded logic devices used to monitor or control equipment or facilities, the Company has completed a survey of all locations and identified 21 devices which must be modified or replaced. The Company expects to complete modification or replacement of these devices by the end of the third quarter of 1999 at an estimated aggregate cost of $0.3 million.

Although the Company believes it has taken all of the necessary steps to ensure that the Company will be Year 2000 compliant, there can be no assurances that the Company will be able to complete all of the modifications in the required time frame, that all third parties will be Year 2000 compliant, or that unforeseen Year 2000 issues will not arise. Management currently believes the worst case scenario with any reasonable probability is that a small number of vendors, who are not critical to the operations of the Company's business, will be unable to supply materials for a short time after January 1, 2000, and that minor additional systems modifications not identified during evaluation or testing will be identified and corrected in a matter of days. The Company does not anticipate any disruption of service to its customers.

The Company is currently preparing contingency plans for the various potential disruptions that could occur in spite of its own efforts and representations from its customers and suppliers.

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While ABI believes its estimate of the future amount of these liabilities is reasonable and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from ABI's assumptions. Although the effect of future government regulation could have a significant effect on ABI's costs, ABI is not aware of any pending legislation which could significantly affect the liabilities ABI has established for these matters. There can be no assurances that the costs of any future government regulations could be passed along by ABI to its customers.

Certain legal and administrative claims are pending or have been asserted against ABI, which are considered incidental to its business. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Note 10 of Notes to Consolidated Financial Statements.)

Cash requirements for capital expenditures, working capital, debt service, equity investments in K&M and the current authorizations of $4.7 million to repurchase ABI common stock and $5.2 million to repurchase Congoleum common stock, are expected to be financed from operating activities and borrowings under existing lines of credit which are presently $65.0 million.

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 1998 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 1998, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, page 17, for disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required under this item are incorporated herein by reference to pages 20 through 65 of this Form 10-K. The consolidated financial statement schedule required under this item is incorporated herein by reference to page 66 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 5, 1999 filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 5, 1999 filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 5, 1999 filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 5, 1999 filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Financial Statements and Financial Statement Schedules


      (1) The following consolidated financial statements of American Biltrite Inc. and subsidiaries are included in Item 8:

                  Report of Independent Auditors

                  Consolidated balance sheets - December 31, 1998 and 1997

                  Consolidated statements of earnings -
                  Years ended December 31, 1998, 1997 and 1996

                  Consolidated statements of stockholders' equity Years ended December 31, 1998, 1997 and 1996

                  Consolidated statements of cash flows Years ended December 31, 1998, 1997 and 1996

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

      (3)   Listing of Exhibits

            The listing of exhibits required under this item is incorporated herein by reference to pages 68 through 71 of this Form 10-K.

(b)   Reports on Form 8-K. None.

(c)   Exhibits: The required exhibits are filed herewith following the required
      Exhibit Index.

(d) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 66 of this Form 10-K.

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP

Boston, Massachusetts
March 8, 1999

                    American Biltrite Inc. and Subsidiaries

                          Consolidated Balance Sheets
                            (In thousands of dollars)

                                   December 31
                                                           1998       1997
                                                       -------------------------
Assets
Current assets:
   Cash and cash equivalents                               $ 59,505   $ 19,306
   Short-term investments                                         -      7,900
   Accounts and notes receivable, less allowances of
     $5,124 in 1998 and $5,052 in 1997 for doubtful
     accounts and discounts                                  33,551     30,254
   Inventories                                               69,722     74,355
   Prepaid expenses and other current assets                  9,199      9,187
                                                       -------------------------
Total current assets                                        171,977    141,002

Other assets:
   Goodwill, net                                             22,332     23,421
   Deferred income taxes                                      1,863      2,636
   Other assets                                              16,097     12,171
                                                       -------------------------
                                                             40,292     38,228

Property, plant and equipment, net                          123,770    120,456
                                                       -------------------------

Total assets                                               $336,039   $299,686
                                                       =========================

Liabilities and stockholders' equity
Current liabilities:
   Notes payable to banks                                             $  5,500
   Accounts payable                                        $ 20,596     19,060
   Accrued expenses                                          50,328     47,769
   Current portion of long-term debt                          4,305      1,156
                                                       -------------------------
Total current liabilities                                    75,229     73,485

Long-term debt, less current portion                        114,101     93,253
Other liabilities                                            56,039     51,271
Noncontrolling interests                                     19,433     16,332

Stockholders' equity:
   Common stock, par value $.01--authorized
     15,000,000 shares, issued 4,607,902 shares                  46         46
   Additional paid-in capital                                19,423     19,423
   Retained earnings                                         68,247     60,924
   Accumulated other comprehensive income                    (4,906)    (3,305)
                                                       -------------------------
                                                             82,810     77,088
Less cost of shares of common stock in treasury
   (960,914 shares in 1998 and 971,394 shares in
   1997)                                                     11,573     11,743
                                                       -------------------------
Total stockholders' equity                                   71,237     65,345
                                                       -------------------------

Total liabilities and stockholders' equity                 $336,039   $299,686
                                                       =========================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                       Consolidated Statements of Earnings
                (In thousands of dollars, except per share data)

                                                                     Year ended December 31
                                                              1998             1997            1996
                                                     ------------------------------------------------------
Revenues:
   Net sales                                               $423,879         $417,512        $417,961
   Interest                                                   1,790            1,626           1,807
   Other                                                      1,882            1,078           2,422
                                                     ---------------------------------------------------
                                                            427,551          420,216         422,190
Costs and expenses:
   Cost of products sold                                    290,507          289,739         286,370
   Selling, general and administrative expenses             102,999          101,838         103,099
   Interest                                                   9,043            9,344          10,747
                                                     ---------------------------------------------------
                                                            402,549          400,921         400,216
                                                     ---------------------------------------------------
Earnings before income taxes and other items                 25,002           19,295          21,974

Provision for income taxes                                    9,681            7,373           8,871
                                                     ---------------------------------------------------
                                                             15,321           11,922          13,103
Noncontrolling interests                                     (5,145)          (3,777)         (6,804)
                                                     ---------------------------------------------------
Earnings before extraordinary item                           10,176            8,145           6,299
Extraordinary item--early retirement of debt, net of
   income tax benefit                                        (1,174)               -               -
                                                     ---------------------------------------------------

Net earnings                                              $   9,002        $   8,145       $   6,299
                                                     ===================================================

Earnings per share:
   Basic
      Earnings before extraordinary item                  $    2.79        $    2.24       $    1.73
      Extraordinary item                                       (.32)               -               -
                                                     ---------------------------------------------------
         Net income                                       $    2.47        $    2.24       $    1.73
                                                     ===================================================
   Diluted
       Earnings before extraordinary item                 $    2.67        $    2.18       $    1.69
       Extraordinary item                                      (.31)               -               -
                                                     ===================================================
          Net income                                      $    2.36        $    2.18       $    1.69
                                                     ===================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                            (In thousands of dollars)

                                                                                        Accumulated
                                                            Additional                      Other                        Total
                                                  Common     Paid-in      Retained      Comprehensive     Treasury   Stockholders'
                                                   Stock     Capital      Earnings         Income          Stock         Equity
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1995                                  $19,469       $52,096       $(2,779)         $(10,990)     $57,796
Comprehensive income:
   Net earnings for 1996                                                      6,299                                        6,299
   Other comprehensive income                                                                 (19)                           (19)
                                                                                                                        ----------
   Total comprehensive income                                                                                              6,280

Dividends declared ($.40 per share)                                          (1,458)                                      (1,458)
Effects of Congoleum capital transactions                                       (17)                                         (17)
Change in par value                                  $46          (46)
Exercise of stock options                                                                                        39           39
Purchase of treasury stock                                                                                     (879)        (879)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1996                          46       19,423        56,920        (2,798)          (11,830)      61,761
Comprehensive income:
   Net earnings for 1997                                                      8,145                                        8,145
   Other comprehensive income                                                                (507)                          (507)
                                                                                                                        ----------
   Total comprehensive income                                                                                              7,638

Dividends declared ($.40 per share)                                          (1,453)                                      (1,453)
Effects of Congoleum capital transactions                                    (2,688)                                      (2,688)
Exercise of stock options                                                                                        89           89
Purchase of treasury stock                                                                                       (2)          (2)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1997                          46       19,423        60,924        (3,305)          (11,743)      65,345
Comprehensive income:
   Net earnings for 1998                                                      9,002                                        9,002
   Other comprehensive income                                                              (1,601)                        (1,601)
                                                                                                                        ----------
   Total comprehensive income                                                                                              7,401

Dividends declared ($.45 per share)                                          (1,639)                                      (1,639)
Effects of Congoleum capital transactions                                       (40)                                         (40)
Exercise of stock options                                                                                       171          171
Purchase of treasury stock                                                                                       (1)          (1)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1998                         $46      $19,423       $68,247       $(4,906)         $(11,573)     $71,237
                                                ====================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)

                                                                                   Year ended December 31
                                                                              1998         1997          1996
                                                                          -----------------------------------------
Operating activities
Net earnings                                                                 $  9,002     $  8,145      $  6,299

Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                             15,128       14,501        13,874
     Provision for doubtful accounts                                            2,411        2,433         2,885
     Loss on early retirement of debt, including write off of deferred
       financing fees                                                           3,809            -             -
     Deferred income taxes                                                      5,144         (470)        1,934
     Accounts and notes receivable                                             (5,769)       1,718        (7,197)
     Inventories                                                                4,407        5,830         1,495
     Prepaid expenses and other current assets                                 (2,518)        (816)        1,733
     Accounts payable and accrued expenses                                      2,342       (9,623)        2,315
     Noncontrolling interests                                                   5,145        3,777         6,804
     Other                                                                        188          (53)       (1,165)
                                                                          -----------------------------------------
Net cash provided by operating activities                                      39,289       25,442        28,977

Investing activities
Purchases of short-term investments                                           (15,000)     (40,200)      (45,000)
Proceeds from sales of short-term investments                                  22,900       49,800        27,500
Investments in property, plant and equipment                                  (17,155)     (22,183)      (19,869)
Business acquisitions, net of cash acquired                                         -            -        (1,680)
                                                                          -----------------------------------------
Net cash used in investing activities                                          (9,255)     (12,583)      (39,049)

Financing activities
Long-term borrowings                                                          101,719            -        15,000
Payments on long-term debt                                                    (77,787)     (12,312)      (19,457)
Net short-term (payments) borrowings                                           (5,500)      (4,750)       10,250
Debt issuance costs                                                            (3,310)           -             -
Premium payment on early retirement of debt                                    (2,563)           -             -
Purchase and retirement of Congoleum Class B shares                                 -       (5,630)            -
Purchase of treasury shares                                                      (191)      (3,896)         (879)
Other                                                                          (1,468)      (1,338)       (1,419)
                                                                          -----------------------------------------
Net cash provided (used) by financing activities                               10,900      (27,926)        3,495

Effect of foreign exchange rate changes on cash                                  (735)         715           938
                                                                          -----------------------------------------
Increase (decrease) in cash and cash equivalents                               40,199      (14,352)       (5,639)

Cash and cash equivalents at beginning of year                                 19,306       33,658        39,297
                                                                          -----------------------------------------

Cash and cash equivalents at end of year                                     $ 59,505     $ 19,306      $ 33,658
                                                                          =========================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as ABI or the Company), as well as entities over which it has voting control, including Congoleum Corporation, a publicly traded company in which ABI at December 31, 1998 has a 49% ownership interest and 64% of the voting shares. Intercompany accounts and transactions, including transactions with associated companies which result in intercompany profit, are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the information presented in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Cash Equivalents

Cash equivalents represent highly liquid debt instruments with maturities of three months or less at the date of purchase. The carrying value of cash equivalents approximates fair value.

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

Property, Plant and Equipment

These assets are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense; major improvements are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives (30 to 40 years for buildings and building improvements, 10 to 15 years for production equipment and heavy-duty vehicles, and three to 10 years for light-duty vehicles and office furnishings and equipment).

Debt Issue Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. During 1998, Congoleum wrote off old debt issue costs and capitalized new debt issue costs in connection with a debt offering and redemption (see Note 6). Debt issue costs at December 31, 1998 and 1997 amounted to $3,170,000 and $1,547,000, respectively, net of accumulated amortization of $140,000 and $2,603,000, respectively, and are included in other noncurrent assets.

Goodwill

The excess of purchase cost over the fair value of the net assets acquired (goodwill) established in 1993 by Congoleum is being amortized on a straight-line basis over 40 years. Goodwill associated with the K & M transactions (see Note 4) is being amortized over 20 years. At each balance sheet date, the Company evaluates the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. Accumulated amortization amounted to $7,572,000 and $6,483,000 at December 31, 1998 and 1997, respectively.

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

Environmental Remediation Liabilities

Effective January 1, 1997, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. The Company is subject to federal, state and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 5, 7 and 10).

Revenue Recognition

The Company records revenue, net of a provision for estimated returns and allowances, upon shipment.

Income Taxes

The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities.

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

Stock-Based Compensation

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company elected the disclosure requirements instead of recognition of compensation expense and therefore will continue to apply existing accounting rules under APB Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $5,175,000, $5,388,000 and $5,513,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Foreign Currency Translation

All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income in stockholders' equity. Realized exchange gains and losses (immaterial in amount) are included in current operations.

Issuances of Stock by Subsidiaries

The Company accounts for issuances of stock by its subsidiaries as capital transactions.

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

Earnings Per Share

Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share. Under SFAS No. 128, primary and fully diluted earnings per share are replaced by basic and diluted earnings per share. Basic earnings per share have been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options determined based upon average market price for the period.

Reclassifications

For comparative purposes certain prior years' amounts have been reclassified to conform to the current year presentation.

Changes in Accounting Principles

During 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement requires certain costs of internally developed software to be capitalized for years beginning after December 15, 1998. The Company will adopt SOP 98-1 effective January 1, 1999. The adoption of this SOP would not have had a material impact in 1998.

                     American Biltrite Inc. and Subsidiaries

2. Inventories

Inventory at December 31 consisted of the following:

                                                    1998        1997
                                                 ------------------------
                                                      (In thousands)

Finished goods                                   $  50,683   $  53,139
Work-in-process                                      9,201       9,422
Raw materials and supplies                           9,838      11,794
                                                 ------------------------

                                                 $  69,722   $  74,355
                                                 ========================

At December 31, 1998, domestic inventories determined by the LIFO inventory method amounted to $53,065,000 ($54,713,000 at December 31, 1997). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $181,000 and $1,224,000 greater at December 31, 1998 and 1997, respectively.

3. Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:

                                                    1998        1997
                                                 ------------------------
                                                     (In thousands)

Land and improvements                             $  5,402    $  5,411
Buildings                                           55,706      50,281
Machinery and equipment                            186,741     177,997
Construction-in-progress                             5,646       4,643
                                                 ------------------------
                                                   253,495     238,332
Less accumulated depreciation                      129,725     117,876
                                                 ------------------------

                                                  $123,770    $120,456
                                                 ========================

                     American Biltrite Inc. and Subsidiaries

3. Property, Plant and Equipment (continued)

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $325,000 and $823,000 for 1998 and 1997, respectively.

Depreciation expense amounted to $13,599,000, $12,600,000 and $12,151,000 in 1998, 1997 and 1996, respectively.

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

Congoleum Transactions

In November 1998, Congoleum's Board of Directors authorized Congoleum to repurchase an additional $5,000,000 of its common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15,000,000. Under the total plan, Congoleum has repurchased $9,763,000 of common stock through December 31, 1998. Shares of Class B stock repurchased (totaling 595,000) have been retired. The reduction of Congoleum's equity from the repurchase of common stock during 1998 and 1997 resulted in a reduction of ABI's investment in Congoleum of $2,728,000, which was charged to retained earnings.

The effect of the repurchase of Congoleum's common stock was to increase ABI's ownership interest from 44% to 49%. In addition, as of December 31, 1998, ABI's ownership of 4,395,605 shares of Congoleum's Class B common stock represented 64% of the voting control of Congoleum. ABI has had voting control of Congoleum since 1995, and accordingly, the accounts of Congoleum are consolidated into the financial statements of the Company.

                     American Biltrite Inc. and Subsidiaries

4. Related-Party Transactions (continued)

K&M Transactions

During 1995, ABI acquired additional partnership interests in K&M, giving ABI majority ownership and control. In conjunction with the acquisition, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to sell, the remaining partnership interests in K&M. During 1996, ABI acquired an additional limited partnership interest of 11% for consideration of $1,939,000. If all of the remaining limited partnership interests in K&M were to be purchased by ABI, the purchase price would amount to approximately $2,958,000 as of December 31, 1998. ABI owns an 82% partnership interest in K&M at December 31, 1998.

5. Accrued Expenses

Accrued expenses at December 31 consisted of the following:

                                                    1998        1997
                                                 ------------------------
                                                     (In thousands)

  Accrued advertising and sales promotions         $22,804     $21,215
  Employee compensation and related benefits        11,225       9,880
  Interest                                           3,836       3,223
  Environmental liabilities                          3,690       3,535
  Income taxes                                       4,739       5,130
  Other                                              4,034       4,786
                                                 ------------------------

                                                   $50,328     $47,769
                                                 ========================

                     American Biltrite Inc. and Subsidiaries

6. Financing Arrangements

Long-term debt at December 31 consisted of the following:

                                                    1998        1997
                                                 ------------------------
                                                     (In thousands)

  8 5/8% Senior Notes, due 2008                   $ 99,526
  9% Senior Notes, due 2001                              -     $76,594
  Series A Notes                                    15,000      15,000
  Other notes                                        3,880       2,815
                                                 ------------------------
                                                   118,406      94,409
  Less current portion                               4,305       1,156
                                                 ------------------------

                                                  $114,101     $93,253
                                                 ========================

In August 1998, Congoleum issued $100,000,000 face amount of 8 5/8% Senior Notes, maturing August 1, 2008, priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at a predetermined redemption price (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash by Congoleum, including dividend payments. The holders of the Senior Notes have no recourse to the assets of ABI and K&M.

Proceeds from the 8 5/8% Senior Notes were used to redeem all of the previously outstanding 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital purposes. In connection with the offering, Congoleum recorded an extraordinary charge of $2,413,000, net of $1,400,000 of income tax benefit, to write off debt issuance costs and premiums associated with the repurchase of the 9% Senior Notes. ABI recorded its share of this extraordinary charge in the amount of $1,174,000.

                     American Biltrite Inc. and Subsidiaries

6. Financing Arrangements (continued)

During 1997 and 1996, Congoleum repurchased $11,156,000 and $2,250,000, respectively, of the 9% Senior Notes. In connection with the repurchases in 1997, Congoleum recorded an extraordinary charge of $279,000, net of $160,000 of income tax benefit, to write off the portion of the debt issuance costs and premiums associated with the repurchased Senior Notes. Such charges were immaterial to the financial statements for 1996.

The fair value of Congoleum's long-term debt is based on the quoted market prices for publicly traded issues. The estimated fair value of the 8 5/8% Senior Notes was $98,500,000 at December 31, 1998. The estimated fair value of the 9% Senior Notes was $77,743,000 at December 31, 1997.

In January 1996, ABI entered into a credit agreement with an insurance company (the Agreement) providing for the issuance of senior promissory notes aggregating $30 million. In January 1996, $15 million principal amount of notes were issued (Series A Notes). The Series A Notes bear interest at 6.7% per annum and are payable in annual installments of $3 million beginning in 1999. Notes issued under the Agreement are obligations of ABI, and the holders of the Notes have no recourse to the assets of Congoleum or K&M. The fair value of the Series A Notes approximates their carrying value at both December 31, 1998 and 1997.

Other notes consist of promissory notes issued in connection with various transactions. In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 2,500,000 Belgian francs and 2,700,000 Singapore dollars. The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (7.5% at December 31, 1998) for the Singapore loan. The loans are secured by the property acquired. Other notes also include promissory notes issued in connection with the K&M transactions (described in Note 4), which bear interest at 1% above BankBoston's base lending rate (7.75% at December 31, 1998), and are repayable through 1999.

                     American Biltrite Inc. and Subsidiaries

6. Financing Arrangements (continued)

At December 31, 1998, the Company had revolving and other short-term agreements providing for secured and unsecured borrowings up to $65 million, with interest accruing at variable rates. No borrowings were outstanding under these agreements at December 31, 1998. At December 31, 1997, the weighted-average interest rate on the $5.5 million outstanding under these arrangements, which was unsecured, was approximately 7.4%. The carrying value of amounts outstanding under these agreements at December 31, 1997 approximated fair value. Commitment fees and compensating balance requirements associated with these agreements are insignificant.

The terms of the Company's loan agreements impose certain restrictions on its ability to incur additional indebtedness and call for the maintenance of specific levels of working capital and minimum net worth and restrict the payment of cash dividends to holders of common stock and other capital distributions as defined. At December 31, 1998, retained earnings which were unrestricted as to such distributions amounted to $6,156,000.

Interest paid on all outstanding debt amounted to $9,480,000 in 1998, $10,216,000 in 1997 and $10,825,000 in 1996.

Principal payments on the Company's long-term obligations due in each of the next five years are as follows (in thousands):

                       1999                       $4,305
                       2000                        3,110
                       2001                        3,113
                       2002                        3,117
                       2003                        3,120

                     American Biltrite Inc. and Subsidiaries

7.  Other Liabilities

Other liabilities at December 31 consisted of the following:

                                                    1998        1997
                                                 ------------------------
                                                     (In thousands)

  Pension benefits                                 $14,531     $13,248
  Other postretirement benefits                      9,872       9,958
  Environmental remediation and
      product-related liabilities                   16,198      13,981
  Accrued workers' compensation                      4,987       4,425
  Deferred income taxes                              6,658       4,404
  Accrued compensation                               1,061         961
  Other                                              2,732       4,294
                                                 ------------------------

                                                   $56,039     $51,271
                                                 ========================

                     American Biltrite Inc. and Subsidiaries

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

Net periodic pension cost includes the following components:

                                                 Year ended December 31
                                               1998       1997     1996
                                             ------------------------------
                                                    (In thousands)

Service cost                                 $ 1,609   $ 1,535   $ 1,495
Interest cost                                  4,871     4,809     4,706
Expected return on assets                     (5,384)   (4,809)   (4,603)
Amortization of prior service benefit           (229)     (240)     (230)
Amortization of transition obligation            277       274       272
Recognized net actuarial (gains) losses         (221)      103        10
                                             ------------------------------

Net periodic benefit cost                    $   923   $ 1,672   $ 1,650
                                             =============================

The weighted-average assumptions as of December 31 were:

                                                 1998          1997
                                             ----------------------------

Discount rate                                 6.75%-7.50%  7.00%-7.50%
Expected return on plan assets                7.50%-9.00%  7.50%-9.00%
Rate of compensation increase                    5.00%     5.00%-5.50%

                     American Biltrite Inc. and Subsidiaries

8. Pension Plans (continued)

The following table sets forth the components of the change in projected benefit obligation and fair value of plan assets during 1998 and 1997:

                                                    1998        1997
                                                 ------------------------
                                                     (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year            $71,956     $70,097
Service cost                                         1,609       1,535
Interest cost                                        4,871       4,809
Plan participants' contributions                       111         111
Plan amendments                                          -          29
Actuarial losses                                     2,018       1,078
Foreign currency exchange rate changes                 (79)       (252)
Benefits paid                                       (5,446)     (5,451)
                                                 ------------------------

Benefit obligation at end of year                  $75,040     $71,956
                                                 ========================

Change in plan assets
Fair value of plan assets at beginning of year     $64,230     $56,432
Actual return on plan assets                         4,794      10,143
Company contributions                                1,749       3,017
Plan participants' contributions                       111         111
Foreign currency exchange rate changes                (511)        (22)
Benefits paid                                       (5,446)     (5,451)
                                                 ------------------------

Fair value of plan assets at end of year           $64,927     $64,230
                                                 ========================

                     American Biltrite Inc. and Subsidiaries

8.  Pension Plans (continued)

The funded status of the plans at December 31 were as follows:

                                                    1998        1997
                                                -------------------------
                                                     (In thousands)

Funded status of the plan (underfunded)            $(10,114)  $  (7,900)
Unrecognized net actuarial losses (gains)               788      (2,013)
Unrecognized transition obligation                      525         775
Unamortized prior service benefit                    (1,702)     (2,192)
                                                -------------------------

Net amount recognized                              $(10,503)   $(11,330)
                                                =========================

The amounts recorded in the statement of financial position as of December 31 were:

                                                    1998        1997
                                                -------------------------
                                                     (In thousands)

Accrued benefit liability                          $(14,923)   $(13,967)
Intangible asset                                        796         870
Deferred tax asset                                    1,322         645
Accumulated other comprehensive loss                  2,302       1,122
                                                -------------------------

Net amount recognized                              $(10,503)   $(11,330)
                                                =========================

As of December 31, 1998 and 1997, the Company had pension plans with projected benefit obligations which exceeded plan assets. For such plans, the aggregated projected benefit obligations were $60,352,000 and $26,758,000 for 1998 and 1997, respectively, and the aggregated plan assets were $46,926,000 and $15,069,000, respectively.

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute 12% to 15% of compensation with partially matching Company contributions. Defined contribution pension expense for the Company was $1,779,000, $1,579,000 and $2,043,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     American Biltrite Inc. and Subsidiaries

9. Postretirement Benefits Other than Pensions

Net periodic postretirement benefits cost for the year ended December 31 is as follows:

                                                1998     1997     1996
                                              ----------------------------
                                                    (In thousands)

 Service cost                                   $ 139    $ 139    $ 141
 Interest cost                                    480      505      484
 Amortization of prior service benefit           (409)    (409)    (447)
 Amortization of net loss                          60       99       90
                                              ----------------------------

    Net periodic benefit cost                   $ 270    $ 334    $ 268
                                              ============================

 Weighted-average discount rate                  6.75%     7.0%    7.0%

The change in benefit obligation and the actuarial and recorded liabilities for these postretirement benefits at December 31, none of which has been funded in 1998 and 1997, were as follows:

                                                    1998        1997
                                                 ----------------------
                                                     (In thousands)
Change in benefit obligation:
  Benefit obligation at end of prior year         $  7,552   $  7,490
  Service cost (with interest)                         139        139
  Interest cost                                        480        505
  Actuarial (gain) loss                               (256)        16
  Benefits paid                                       (539)      (598)
                                                 ----------------------

Benefit obligation at end of year                 $  7,376   $  7,552
                                                 ======================

Funded status (unfunded)                          $ (7,376)  $ (7,552)
Unrecognized net (gain) loss                           (96)       220
Unrecognized prior service benefit                  (2,815)    (3,224)
                                                 ----------------------
Accrued postretirement benefit cost                (10,287)   (10,556)
Less current portion                                   415        598
                                                 ----------------------
Noncurrent postretirement benefit obligations     $ (9,872)  $ (9,958)
                                                 ======================

                     American Biltrite Inc. and Subsidiaries

9. Postretirement Benefits Other than Pensions (continued)

The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.1% in 1998; the rate was assumed to decrease gradually to 5.0% over the next eight years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of net periodic postretirement benefits cost by $53,000 for the year ended December 31, 1998 and would increase the accumulated postretirement benefit obligations by $605,000 at December 31, 1998.

10. Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2004. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $3,889,000 in 1998, $3,428,000 in 1997 and $3,179,000 in 1996.

Future minimum payments relating to operating leases are as follows (in thousands):

                    1999                             $3,082
                    2000                              2,255
                    2001                              1,249
                    2002                                729
                    2003                                590
              Thereafter                                 40
                                                  ------------

  Total future minimum lease payments                $7,945
                                                  ============

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

Environmental and Other Liabilities

The Company records a liability for environmental remediation claims when a clean-up program or claim payments become probable and the costs can be reasonably estimated. As assessments and clean-up programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries are reflected in other noncurrent assets and are considered probable of recovery.

American Biltrite Inc.

ABI is a codefendant with many other manufacturers and distributors of asbestos-containing products in approximately seventy-nine pending claims involving approximately 590 individuals as of December 31, 1998. These claims allege personal injury from exposure to asbestos or asbestos-containing products. As of December 31, 1997, there were approximately sixty-six pending claims involving approximately 577 individuals. Activity related to asbestos claims during the years ended December 31, 1998 and 1997 was as follows:

                                                    1998        1997
                                                 ------------------------

Claims at January 1                                   66          64
New claims                                            31          16
Settlements                                           (3)         (3)
Dismissals                                           (15)        (11)
                                                 ------------------------

Claims at December 31                                 79          66
                                                 ========================

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

The total indemnity costs incurred to settle claims during 1998 and 1997 were $265,000 and $510,000, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was $15,000 in 1998 and $36,000 in 1997. Furthermore, under certain circumstances, third parties are contractually liable for up to the full amount of any liabilities suffered by ABI in connection with these claims. In general, asbestos-containing products have not been found to pose a health risk unless significant amounts of free asbestos fibers become airborne. The asbestos in asbestos-containing products sold by ABI was encapsulated during the manufacturing process. ABI believes that these suits are without merit and that, in any event, the damages sought are substantially within the coverages of its applicable liability insurance policies, and accordingly, no dedicated reserves have been set aside for these suits.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to two sites in two separate states. At one of the two sites located in Southington, Connecticut, ("Southington Site"), ABI's subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is approximately $28 million. ABI's and Ideal's share of the assessments to the PRPs to date is approximately $115,000. Subject to a final allocation among the PRPs, ABI's and Ideal's share of the future remediation costs is currently estimated to be approximately $340,000. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the costs incurred by ABI with respect to the Southington Site.

At the other site, ABI, together with 26 other PRPs, signed a consent decree and site remediation agreement which, without an admission of liability, requires remediation at the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). On April 22, 1997, the United States District Court for the Northern District of Alabama approved the consent decree. The currently estimated aggregate future cost of remediation at the ILCO Site is $34.3 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated remediation cost is approximately $1.0 million after considering commitments from de minimus settlors, the City of Leeds, one of the City of Leeds insurers and TBC, which is, by agreement, liable for 37.5% of the remediation costs incurred by ABI. ABI has paid approximately $85,000 of this amount, with the rest payable over the next four to seven years. ABI has asserted a claim for a portion of the allocation share attributable to ABI against a third party who the Company believes arranged for the shipment of the alleged hazardous substances generated by ABI to the ILCO site. ABI and the other settling PRPs also are pursuing litigation against PRPs who used the ILCO Site and have not settled.

In addition, ABI has been named as a defendant in two environmental lawsuits. In one case, ABI is alleged to have sent hazardous waste to a municipal landfill in New Hampshire. The past and future costs to clean up the site are expected to be approximately $24 million. ABI does not have nor has it been furnished any information by any party to the litigation to estimate what its potential liability would be at this site. However, in order to avoid the cost of litigation, ABI has offered to contribute $173,000 as part of $2.8 million being raised by fourteen third-party defendants to reach a global settlement of the case. The global settlement has not yet been, and there can be no assurance that it will be, agreed or concluded. One of ABI's insurance carriers has agreed to contribute one-half of ABI's share of this global settlement. Furthermore under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs incurred by ABI.

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

In the other environmental lawsuit, ABI currently is a defendant in which Olin Corporation, the present owner of a former chemical plant in Wilmington, Massachusetts, claims that ABI and other defendants are liable for a portion of the costs associated with remediating environmental conditions at the site. ABI believes that its exposure to liability in this lawsuit may be material. The lawsuit, captioned Olin Corporation v. Fisons, plc et al., was filed on May 26, 1993 in the Federal District Court of Massachusetts. A wholly owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and, for approximately one month during 1964, ABI held title to the property directly. ABI may be liable for the activities of that subsidiary corporation from 1953 to 1964. Past plant operations from 1953 to 1986 have caused surface and groundwater contamination at and near the site. Since 1989, Olin has conducted an environmental assessment of the site and awaits a decision by Massachusetts officials concerning the scope of any remedial actions which must be undertaken at the site. Olin claims to have spent more than $23 million in investigative and other response costs to date. While additional expenditures are anticipated, because Massachusetts officials have not yet determined what the remedy for the site will be, ABI is unable to determine the amount of additional expenditures which may be required at the site. Also, because the matter currently is subject to litigation, ABI is unable to express an opinion as to what portion of the costs incurred at the site ABI may be required to pay. Management continues to defend against this lawsuit vigorously. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI as a result of this lawsuit.

ABI also is potentially responsible for response and remediation costs as to four state-supervised sites, two sites in Massachusetts, and one each in New York and New Jersey. At these four sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. While the exact amount of the future costs to ABI resulting from its liability is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance, ABI believes, based upon current information available, that its liability at any of these sites will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs which may be incurred by ABI at all of these sites.

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the Southington site, the ILCO site, the New Hampshire municipal landfill for that portion of the settlement not covered by the agreement with one of ABI's insurance carriers, the Olin site and the state-supervised sites in Massachusetts, New York and New Jersey. ABI and its principal carrier have entered into negotiations to resolve this insurance coverage demand made against the carrier. ABI cannot estimate the probable insurance recovery from this carrier or any of its other insurance carriers at any of the sites at this stage of negotiations.

ABI is involved in other routine legal proceedings relating to its business and operations. ABI does not believe that these proceedings, in the aggregate, will have a material adverse effect on ABI's results of operations or financial condition.

As of December 31, 1998, the Company has accrued $1.2 million for ABI's estimable and probable amounts for contingencies described above. Additional amounts have been provided for matters related to Congoleum as described below.

Congoleum Corporation

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under the CERCLA, as amended, and similar state laws. In two instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used, and the extent to which costs may be recoverable from insurance. However, under CERCLA and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions are substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation would be approximately $26 million, of which, based on waste allocations among members of the PRP group, Congoleum's share was estimated to be approximately 5.5%. At December 31, 1998, Congoleum believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $2 million. A corresponding insurance receivable of $1.5 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.

Although there can be no assurances, Congoleum anticipates that these matters will be resolved over a period of years for amounts (including legal fees and other defense costs) that Congoleum believes based on current estimates of liability and, in part, on insurance coverage, and based on advice from counsel, will not have a material adverse effect on the financial position of Congoleum.

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

Congoleum is one of many defendants in approximately 657 pending claims (including workers' compensation cases), involving approximately 1,984 individuals as of December 31, 1998, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 654 claims at December 31, 1997 which involved approximately 6,455 individuals. Activity related to asbestos claims during the years ended December 31, 1998 and 1997 was as follows:

                                                    1998        1997
                                                 ------------------------

Claims at January 1                                  654         661
New claims                                           203         126
Settlements                                          (63)        (44)
Dismissals                                          (137)        (89)
                                                 ------------------------

Claims at December 31                                657         654
                                                 ========================

The total indemnity costs incurred, excluding the case noted below, to settle claims during 1998 and 1997 were $2,160,000 and $949,000, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was $11,000 in 1998 and $7,000 in 1997, all of which costs were covered by our insurance carriers. Costs per claim vary depending on a number of factors, including the number of plaintiffs, the nature of their alleged exposure and the location of the claim.

Nearly all claims allege that various diseases or health issues were contracted as a result of exposure to asbestos in the course of their activities either as independent contractors or as employees of shipyards or other industries utilizing asbestos-containing products (or, in the workers' compensation cases, as employees of Congoleum) and that included among such products which allegedly caused their diseases were sheet products provided by Congoleum or resilient tile provided by the Amtico Tile Division of ABI (the "Tile Division") or both. Congoleum discontinued the manufacture of asbestos-containing sheet products in 1983, and the Tile Division ceased manufacturing asbestos-containing tile products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless significant amounts of free asbestos fibers become airborne. All

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

of the asbestos in asbestos-containing sheet and tile products sold by Congoleum or the Tile Division was fully bonded or encapsulated during the manufacturing process. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that do not comply with governmental asbestos-handling standards.

In one of the cases tried before a jury in Superior Court of California in Los Angeles held in May and June 1997, Congoleum and another defendant were found liable for $3.3 million in damages, subject to proportional liability under California law. Congoleum had previously settled one count for an immaterial amount and had gone to trial for the remaining counts. The jury found that Congoleum was liable for only 25% of the plaintiff's non-economic damages but, as a result of post-verdict motions, the trial judge granted plaintiff's motion for judgment notwithstanding the verdict and held that California Proposition 51 (establishing proportionate liability for non-economic damages) did not apply in this case. Congoleum and the other defendant have appealed this decision. Congoleum's insurance carrier has paid for the defense costs incurred and has indicated that it would be responsible for paying the ultimate judgment in the case, subject to certain limitations.

At December 31, 1998, Congoleum has accrued approximately $6.9 million for costs related to asbestos product liability. Estimated insurance coverage of $3.3 million has been recorded in other noncurrent assets at December 31, 1998 and are considered probable of recovery.

Although there can be no assurance, Congoleum believes, based upon the nature of its asbestos-containing products and its experience with cases to date, that any potential liability from pending personal injury claims relating to Congoleum's asbestos-containing products will not have a material adverse effect on the financial position of Congoleum.

                     American Biltrite Inc. and Subsidiaries

10. Commitments and Contingencies (continued)

The total balances of environmental and asbestos-related liabilities and the related insurance receivables deemed probable of recovery at December 31 for Congoleum are as follows:

                                      1998                   1997
                              Liability  Receivable  Liability Receivable
                             ----------------------------------------------
                                            (In thousands)

Asbestos product liability     $ 9,200      $2,900     $ 7,900    $1,400
Environmental liabilities        6,900       3,300       6,600     3,300
Other                            1,100           -         500         -
                             ----------------------------------------------

Total                          $17,200      $6,200     $15,000    $4,700
                             ==============================================

Other

In the ordinary course of its business, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, ABI and Congoleum do not believe that these matters, individually or in the aggregate, will have a material adverse effect on their business or financial condition.

                     American Biltrite Inc. and Subsidiaries

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                    1998        1997
                                                 ------------------------
                                                     (In thousands)
  Deferred tax assets:
   Accruals and reserves                           $21,959     $21,414
   Credit carryforwards                                336       1,178
                                                 ------------------------
  Total deferred tax assets                         22,295      22,592

  Deferred tax liabilities:
   Depreciation                                     14,212      12,723
   Insurance                                         3,438       2,661
   Inventory                                         2,538       1,211
   Undistributed domestic earnings                   2,517       2,038
   Foreign taxes                                     1,087         991
   Other                                             1,640       1,560
                                                 ------------------------
  Total deferred tax liabilities                    25,432      21,184
                                                 ------------------------

  Net deferred tax (liability) asset               $(3,137)    $ 1,408
                                                 ========================

Credit carryforwards consist primarily of alternative minimum tax credits and foreign tax credits. The components of earnings before income taxes for the year ended December 31 are:

                                        1998        1997        1996
                                    -------------------------------------
                                               (In thousands)

  Domestic                            $21,722      $16,849     $20,037
  Foreign                               3,280        2,446       1,937
                                    -------------------------------------

                                      $25,002      $19,295     $21,974
                                    =====================================

                     American Biltrite Inc. and Subsidiaries

11. Income Taxes (continued)

Significant components of the provision for income taxes for the year ended December 31 were as follows:

                                        1998        1997        1996
                                     ------------------------------------
                                               (In thousands)
  Current:
   Federal                              $3,087      $6,346      $5,887
   Foreign                               1,185         931         339
   State                                   265         566         711
                                     ------------------------------------
  Total current                          4,537       7,843       6,937

  Deferred                               5,144        (470)      1,934
                                     ------------------------------------

                                        $9,681      $7,373      $8,871
                                     ====================================

Deferred income taxes include provisions of $479,000, $301,000 and $532,000 during 1998, 1997 and 1996, respectively, for ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the year ended December 31 is:

                                        1998        1997        1996
                                     ------------------------------------

  U.S. statutory rate                    35%         34%         35%
  State income taxes, net of
   federal benefits                       2           3           4
  Undistributed domestic earnings         2           1           2
  Other                                   -           -          (1)
                                     ------------------------------------

     Effective tax rate                  39%         38%         40%
                                     ====================================

                     American Biltrite Inc. and Subsidiaries

11. Income Taxes (continued)

Undistributed earnings of foreign subsidiaries aggregated approximately $17,211,000 at December 31, 1998, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $6,160,000 in 1998, $5,727,000 in 1997, and $4,526,000 in 1996.

12. Other Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and changes in certain minimum pension liabilities, which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
130.

Components of other comprehensive income (loss) for the year ended December 31 consisted of the following:

                                              1998         1997        1996
                                          ------------------------------------
                                                    (In thousands)

Foreign currency translation adjustments    $(1,024)      $(838)      $ 413
Change in minimum pension liability            (577)        331        (432)
                                          ------------------------------------

                                            $(1,601)      $(507)      $ (19)
                                          ====================================

                     American Biltrite Inc. and Subsidiaries

12. Other Comprehensive Income (continued)

Accumulated balances related to each component of other comprehensive income as of December 31 are as follows:

                                             1998        1997        1996
                                          ------------------------------------
                                                    (In thousands)

Foreign currency translation adjustments    $(3,783)    $(2,759)    $(1,921)
Minimum pension liability                    (1,123)       (546)       (877)
                                          ------------------------------------

                                            $(4,906)    $(3,305)    $(2,798)
                                          ====================================

13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

                                           1998        1997        1996
                                        -----------------------------------
                                      (In thousands, except per share amounts)
  Numerator:
   Net income                             $ 9,002     $ 8,145      $ 6,299
                                        -----------------------------------
  Denominator:
   Denominator for basic earnings per
     share: Weighted-average shares         3,641       3,633        3,645
   Dilutive employee stock options            165         105           84
                                        -----------------------------------
   Denominator for diluted earnings
     per share:
     Adjusted weighted-average shares
      and assumed conversions               3,806       3,738        3,729
                                        ===================================
  Basic earnings per share                $  2.47     $  2.24      $  1.73
                                        ===================================
  Diluted earnings per share              $  2.36     $  2.18      $  1.69
                                        ===================================

Options to purchase 238,000 and 238,500 shares of common stock at $23.63 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                     American Biltrite Inc. and Subsidiaries

14.  Stock Option Plans

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

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan at no cost. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder.

During 1985, ABI adopted a stock option plan which permits the issuance of 300,000 shares of common stock to key executives. Under the terms of the plan, options granted may be either nonqualified or incentive stock options and are issued at prices ranging from 85% to 100% of fair market value at the date of grant. Options granted under the plan are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant.

                     American Biltrite Inc. and Subsidiaries

14.  Stock Option Plans (continued)

The following tables summarize information about ABI's fixed stock options:

                                            1998                    1997                     1996
                                  ---------------------------------------------------------------------------
                                                Weighted                Weighted                  Weighted
                                                Average                 Average                   Average
                                                Exercise                Exercise                  Exercise
                                    Shares       Price       Shares      Price        Shares       Price
                                  ---------------------------------------------------------------------------

Outstanding at beginning of year     574,580     $18.79       342,640    $15.60       349,440       $15.17
Granted                                    -                  238,500     23.63             -            -
Exercised                            (44,500)     16.73        (6,560)    13.56        (5,800)        6.76
Forfeited                                  -                        -        -         (1,000)        7.00
                                  ------------             -----------             -------------

Outstanding at end of year           530,080      18.97       574,580     18.79       342,640        15.60
                                  ============             ===========             =============

Options exercisable at end of
  year                               373,397                  312,932                 227,024

Available for grant at end of
  year                                19,340                   19,340                 107,840

                                Number           Number
                            Outstanding at   Exercisable at     Weighted-Average
                Option       December 31      December 31          Remaining         Exercise
              Grant Date         1998             1998          Contractual Life      Price
-----------------------------------------------------------------------------------------------
May 1991                         50,400          50,400            2.42 years         $ 7.00
August 1993                     241,680         241,680            4.75 years          16.88
April 1997                      238,000          81,317            8.33 years          23.63

Congoleum Stock Option Plan

Effective with its public offering, Congoleum adopted the 1995 stock option plan (the plan). Under the plan, options to purchase up to 800,000 shares of Congoleum's Class A common stock may be issued to officers and key employees. These options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of Congoleum's Class A common stock on the date of grant. All options granted have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

                     American Biltrite Inc. and Subsidiaries

14.  Stock Option Plans (continued)

The following table summarizes information about Congoleum's fixed stock options:

                                             1998                     1997                     1996
                                    --------------------------------------------------------------------------
                                                Weighted-                Weighted-                Weighted-
                                                 Average                  Average                  Average
                                                 Exercise                 Exercise                 Exercise
                                      Shares      Price       Shares       Price       Shares       Price
                                    --------------------------------------------------------------------------

Outstanding at beginning of year       511,900    $13.01       484,500      $12.89      481,000     $13.00
Granted                                345,000      9.00        56,000       14.25       22,000      10.63
Exercised                                    -         -        (2,000)      13.00            -
Forfeited                             (230,900)    12.72       (26,600)      13.53      (18,500)     13.00
                                    -----------             ------------             ------------

Outstanding at end of year             626,000     10.91       511,900       13.01      484,500      12.89
                                    ===========             ============             ============

Options exercisable at end of year     180,000                 185,200                   94,100

Available for grant at end of year     172,000                 286,100                   65,500

Pro Forma Disclosure

Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement.

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.69%, expected dividend yield of 12.70%, volatility factor of the expected market price of the Company's common stock of .288, and a weighted-average expected life of the options of seven and a half years.

                     American Biltrite Inc. and Subsidiaries

14. Stock Option Plans (continued)

The fair value for the Congoleum options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: option forfeiture of 15%, risk-free interest rates of 4.80%, 5.76% and 5.99%, no dividends, volatility factors of the expected market price of Congoleum's common stock of .365, .356 and .388, and a weighted-average expected life of the options of seven years.

The weighted-average fair value of options granted under ABI's 1993 Stock Award and Incentive Plan during 1997 was $1.25. The weighted-average fair value of options granted under Congoleum's 1995 Stock Option Plan during 1998, 1997 and 1996 was $4.72, $4.34 and $4.68, respectively.

For purposes of pro forma disclosures, the estimated fair value of the ABI and Congoleum options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows:

                                       1998         1997        1996
                                   --------------------------------------
                                  (In thousands, except per share amounts)

Net income                             $9,002        $8,145     $6,299
Estimated pro forma
  compensation expense from
  stock options                          (355)         (332)      (257)
                                   --------------------------------------

     Pro forma net income              $8,647        $7,813     $6,042
                                   ======================================

Pro forma earnings per share
        Basic                          $ 2.38        $ 2.15     $ 1.66
        Diluted                          2.27          2.09       1.62

                     American Biltrite Inc. and Subsidiaries

15. Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division which produces flooring and rubber products. Congoleum represents the Company's flooring products segment, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium and Singapore. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to the mass merchandiser markets. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Measurement of Segment Profit or Loss and Segment Assets

The Company considers all revenues and expenses to be of an operating nature and, accordingly, allocates them to industry segments regardless of the profit center in which recorded. Costs specific to a segment, such as pension expense, are charged to the segment. Corporate office expenses are allocated to certain segments based on resources allocated. All assets, except investment in Hulera Sula, are considered operating assets. Significant assets of the Corporate office include cash, deferred tax assets, goodwill, and investment in Hulera Sula. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

Factors Used to Identify Reportable Segments

Reportable segments are business units that offer different products and are each managed separately. The Company's Canadian division manufactures certain products which are similar to products of the flooring segment; however, the Canadian division is managed and reports separately from the flooring segment.

                     American Biltrite Inc. and Subsidiaries

15. Industry Segments (continued)

Segment Profit and Assets

                                                 Year ended December 31
                                                1998      1997      1996
                                              -----------------------------
Revenues                                            (In thousands)

Revenues from external customers:
   Flooring products                         $258,258  $251,562  $268,237
   Tape products                               82,233    83,389    78,567
   Jewelry                                     47,350    44,537    34,372
   Canadian division                           36,038    38,024    36,785
                                             -----------------------------
Total revenues from external customers        423,879   417,512   417,961
Intersegment revenues:
   Flooring products                              868       964     1,214
   Tape products                                  193       162       124
   Jewelry                                          -         -         -
   Canadian division                            6,613     5,110     5,485
                                             -----------------------------
Total intersegment revenues                     7,674     6,236     6,823
                                             -----------------------------
                                              431,553   423,748   424,784
Reconciling items
   Intersegment revenues                       (7,674)   (6,236)   (6,823)
                                             =============================
Total consolidated revenues                  $423,879  $417,512  $417,961
                                             =============================

Approximately 50%, 50% and 51% of the Canadian division's revenues from external customers were for flooring products for 1998, 1997 and 1996, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

                     American Biltrite Inc. and Subsidiaries

15. Industry Segments (continued)

                                                Year ended December 31
                                                1998      1997     1996
                                              ----------------------------
                                                    (In thousands)
Interest revenue
   Flooring products                          $ 1,607   $ 1,539  $ 1,784
   Tape products                                   22        15        8
   Jewelry                                         61         -        -
   Canadian division                              163        87        3
                                              ----------------------------
Total segment interest revenue                  1,853     1,641    1,795
Reconciling items
   Corporate office interest revenue               37        23       12
   Intersegment interest revenue                 (100)      (38)       -
                                              ----------------------------
Total consolidated interest revenue           $ 1,790   $ 1,626  $ 1,807
                                              ============================

Interest expense
   Flooring products                          $ 7,365   $ 6,797  $ 8,153
   Tape products                                   74         -        8
   Jewelry                                      1,312     1,654    1,712
   Canadian division                                1         4      134
                                              ----------------------------
Total segment interest expense                  8,752     8,455   10,007
Reconciling items
   Corporate office interest expense              391       927      740
   Intersegment interest expense                 (100)      (38)       -
                                              ----------------------------
Total consolidated interest expense           $ 9,043   $ 9,344  $10,747
                                              ============================

Depreciation and amortization expense
   Flooring products                          $10,741   $10,346  $ 9,783
   Tape products                                1,979     1,831    1,664
   Jewelry                                        239       237      258
   Canadian division                            1,494     1,395    1,502
                                              ----------------------------
Total segment depreciation and amortization    14,453    13,809   13,207
Reconciling items
   Corporate office depreciation and
      amortization                                675       692      667
                                              ----------------------------
Total consolidated depreciation and
   amortization                               $15,128   $14,501  $13,874
                                              ============================

                     American Biltrite Inc. and Subsidiaries

15. Industry Segments (continued)

                                                 Year ended December 31
                                                1998      1997     1996
                                              ----------------------------
                                                    (In thousands)
Segment profit (loss)
   Flooring products                          $15,516   $11,055  $19,995
   Tape products                                3,797     4,512    5,000
   Jewelry                                      2,657     2,731   (3,342)
   Canadian division                            3,095     2,879    1,253
                                              ----------------------------
Total segment profit                           25,065    21,177   22,906
Reconciling items
   Corporate office profit or loss                 (4)   (1,940)    (694)
   Intercompany profit or loss                    (59)       58     (238)
                                              ----------------------------
Total consolidated earnings before income
   taxes and other items                      $25,002   $19,295  $21,974
                                              ============================

Segment profit or loss is before income tax expense or benefit and extraordinary items. In 1998 and 1997, the flooring segment recorded a loss on early retirement of debt, net of income tax benefit, of $2,413,000 and $279,000, respectively. The extraordinary losses are not included in the segment profit for 1998 and 1997 disclosed above.

                                                   Year ended December 31
                                                1998       1997       1996
                                              ------------------------------
                                                      (In thousands)
Segment assets
   Flooring products                          $231,865   $196,581   $219,798
   Tape products                                48,308     47,728     50,727
   Jewelry                                      16,298     18,074     19,306
   Canadian division                            20,710     20,179     20,455
                                              -------------------------------
Total segment assets                           317,181    282,562    310,286
Reconciling items
   Corporate office assets                      29,446     32,606     34,270
   Intersegment accounts receivable            (10,436)   (15,389)   (19,439)
   Intersegment profit in inventory               (152)       (93)      (151)
                                              -------------------------------
Total consolidated assets                     $336,039   $299,686   $324,966
                                              ===============================

                     American Biltrite Inc. and Subsidiaries

15. Industry Segments (continued)

                                                    Year ended December 31
                                                    1998      1997     1996
                                                 ----------------------------
                                                        (In thousands)
Expenditures for additions to long-lived assets
   Flooring products                              $ 9,440   $19,767  $12,817
   Tape products                                    4,396     1,249    5,700
   Jewelry                                            613       112       87
   Canadian division                                2,693     1,038    1,237
                                                 ----------------------------
Total expenditures for additions to
long-lived assets                                  17,142    22,166   19,841
Reconciling items
   Corporate office expenditures for
    additions to long-lived assets                     13        17       28
                                                 ----------------------------
Total expenditures for additions to
   long-lived assets                              $17,155   $22,183  $19,869
                                                 ============================
Geographic Area Information

                                                   Year ended December 31
                                                   1998       1997      1996
                                                 ------------------------------
                                                        (In thousands)
Revenues from external customers
  United States                                  $363,742  $353,325  $359,252
  Canada                                           31,314    35,667    32,002
  Europe                                           16,225    16,000    15,459
  Asia                                              7,397     8,676     8,066
  Other                                             5,201     3,844     3,182
                                                 ------------------------------
Total revenues from external customers           $423,879  $417,512  $417,961
                                                 ==============================

Revenues are attributed to countries based on the location of customers.

                     American Biltrite Inc. and Subsidiaries

15. Industry Segments (continued)

                                                      December 31
                                                1998      1997      1996
                                              -----------------------------
                                                     (In thousands)
Long-lived assets by area
  United States                               $150,079  $147,707  $137,018
  Canada                                         8,284     7,549     8,234
  Europe                                         1,275       622       678
  Asia                                           2,561       170       243
                                              =============================
Total long-lived assets                       $162,199  $156,048  $146,173
                                              =============================

During 1998, the Company acquired buildings in Belgium and Singapore (see Note
6).

16. Quarterly Financial Information (Unaudited)

                               First      Second       Third      Fourth
                              Quarter     Quarter     Quarter     Quarter
                            ------------------------------------------------
                           (In thousands of dollars, except per share amounts)

1998
  Net sales                  $106,388    $108,501    $110,681    $ 98,309
  Gross profit                 31,578      34,354      35,401      32,039
  Net earnings                  1,325       2,101       1,821       3,755

  Net earnings per share:
     Basic                        .36         .58         .50        1.03
     Diluted                      .35         .55         .48        1.00

In the third quarter of 1998, ABI recorded an extraordinary loss in the amount of $1,174 to recognize its share of Congoleum's loss on early retirement of debt, net of income tax benefit. Basic and diluted earnings per share before extraordinary item for the third quarter ended October 3, 1998 were $.82 and $.79, respectively

                     American Biltrite Inc. and Subsidiaries

16. Quarterly Financial Information (Unaudited)

                               First      Second       Third      Fourth
                              Quarter     Quarter     Quarter     Quarter
                            ------------------------------------------------
                          (In thousands of dollars, except per share amounts)

1997
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

                     American Biltrite Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                   Year ended December 31, 1998, 1997 and 1996

(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
            COL. A                    COL. B         COL. C       COL. D       COL. E       COL. F         COL. G
---------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                   -----------------------------------
                                                                 Charged to
                                     Balance at   Charged to       Other
                                    Beginning of  Costs and      Accounts--              Deductions--     Balance at
            Description               Period       Expenses       Describe      Other      Describe     End of Period
---------------------------------------------------------------------------------------------------------------------

1998

 Allowances for doubtful accounts
  and cash discounts                    $5,052      $ 2,411                                $ 2,339(A)     $5,124
                                     ================================================================================

 Reserve for returns and
  markdowns                             $3,141      $12,318                                $12,619(A)     $2,840
                                     ================================================================================

1997

 Allowances for doubtful accounts
  and cash discounts                    $4,935      $ 2,433                                $ 2,316(A)     $5,052
                                     ================================================================================

 Reserve for returns and
  markdowns                             $3,880      $10,588                                $11,327(A)     $3,141
                                     ================================================================================

1996

 Allowances for doubtful accounts
  and cash discounts                    $6,477      $ 2,885                                $ 4,427(A)     $4,935
                                     ================================================================================

 Reserve for returns and
   markdowns                            $3,301      $11,342                                $10,763(A)     $3,880
                                     ================================================================================


(A) Represents accounts charged off during the year, net of recoveries

      Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

                                           AMERICAN BILTRITE INC.

                                                (Registrant)


Date:    March  9, 1999         by:   /s/ Gilbert K. Gailius
                                   -----------------------------------
                                   Gilbert K. Gailius, Vice President
                                   Finance, Chief Financial Officer
                                   and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March  9, 1999         by:   /s/ Roger S. Marcus
                                   -----------------------------------
                                   Roger S. Marcus, Chairman of the
                                   Board, Chief Executive Officer
                                   and Director


Date:    March  9, 1999         by:  /s/ Richard G. Marcus
                                   -----------------------------------
                                   Richard G. Marcus, President, Chief
                                   Operating Officer and Director


Date:    March  9, 1999         by:  /s/ William M. Marcus
                                   -----------------------------------
                                   William M. Marcus, Executive Vice
                                   President, Treasurer, Chairman of
                                   the Executive Committee and Director


Date:    March  9, 1999         by:  /s/ John C. Garrels, 3rd
                                   -----------------------------------
                                   John C. Garrels, 3rd, Director


Date:    March  9, 1999         by:  /s/ Kenneth I. Watchmaker
                                   -----------------------------------
                                   Kenneth I. Watchmaker, Director


Date:    March  9, 1999         by:  /s/ Edward J. Lapointe
                                   -----------------------------------
                                   Edward J. Lapointe, Controller

INDEX OF EXHIBITS


Exhibit No.                 Description                          Page No.
-----------                 -----------                          --------

3(1)    XI      Restated Certificate of Incorporation               -

3(2)    IV      By-Laws, amended and restated as of March 13,       -
                1991

10(3)   I, V    1985 Stock Option Plan ("the 1985 Plan")            -

10(4)   II, V   Form of Agreement pursuant to the 1985 Plan         -
                providing for ISO's

10(5)   III, V  Form of Agreement pursuant to the 1985 Plan         -
                providing for NQSO's

10(6)   VI      Joint Venture Agreement dated as of December 16,    -
                1992 by and among American Biltrite Inc.,
                Resilient Holdings Incorporated, Congoleum
                Corporation, Hillside Industries Incorporated and Hillside Capital Corporation

10(7)   VII     Closing Agreement dated as of March 11, 1993 by     -
                and among American Biltrite Inc., Resilient
                Holdings Incorporated, Congoleum Corporation,
                Hillside Industries Incorporated and Hillside
                Capital Corporation

10(8)   XII, V  1993 Stock Award and Incentive Plan as Amended      -
                and Restated as of March 4, 1997

10(9)   IX      K&M Associates L.P. Amended and Restated            -
                Agreement of Limited Partnership

10(10)  VIII    Purchase Agreement dated as of March 31, 1995 by    -
                and among Ocean State and certain limited partners of K&M

                                                                 Page No.
                                                                 --------

10(11)  VIII    Agreement and Plan of Merger dated as of April      -
                1, 1995 by and among the Company, Jewelco
                Acquisition Co., Inc., AIMPAR, Inc., Arthur I.
                Maier, Bruce Maier and Edythe J. Wagner

10(12)  VIII    Option Agreement dated as of April 1, 1995 by       -
                and among Ocean State and certain limited partners of K&M

10(13)  VIII    Agreement and Plan of Merger dated as of May 3,     -
                1995 by and among the Company, Zirconia
                Acquisition Co., Inc., Wilbur A. Cowett
                Incorporated and Wilbur A. Cowett

10(14)  X, V    Split-Dollar Agreement dated as of December 20,     -
                1996 by and between American Biltrite Inc. and Michael J. Glazerman, Trustee of the Marcus
                Family Insurance Trust u/t/d March 1, 1990

10(15)  X, V    Split-Dollar Agreement dated as of December 20,     -
                1996 by and between American Biltrite Inc. and the Marcus Family 1990 Insurance Trust

10(16)  X, V    Split-Dollar Agreement dated as of December 20,     -
                1996 by and between American Biltrite Inc. and the Marcus Family 1996 Irrevocable Insurance
                Trust Dated October 28, 1996

10(17)  X, V    Split-Dollar Agreement dated as of December 20,     -
                1996 by and between American Biltrite Inc. and The Richard G. Marcus Irrevocable Insurance
                Trust of 1990 Dated June 1, 1990

                                                                 Page No.
                                                                 --------

10(18)  X, V    Split-Dollar Agreement dated as of December 20,     -
                1996 by and between American Biltrite Inc. and the Roger S. Marcus Irrevocable Insurance Trust
                Dated Nov. 29, 1996, Richard G. Marcus, Trustee

10(19)  X, V    Split-Dollar Agreement dated as of December 20,     -
                1996 by and between American Biltrite Inc. and the Roger S. Marcus Irrevocable Insurance Trust
                Dated Nov. 29, 1996

10(20)  X, V    Split-Dollar Agreement dated as of January 9,       -
                1997 by and between American Biltrite Inc. and Joseph D. Burns

10(21)  X, V    Description of Supplemental Retirement Benefits     -
                for Gilbert K. Gailius

11      XI      Statement Re: Computation of Per Share Earnings     -

21              Subsidiaries of the Registrant (including each      72-73
                subsidiary's jurisdiction of incorporation and the name under which each subsidiary does business)

23(1)           Consent of Ernst & Young LLP, Independent           74
                Auditors

27              Financial Data Schedule, filed herewith             -

----------
I Incorporated by reference to exhibit 10(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

II Incorporated by reference to exhibit 10(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

III Incorporated by reference to exhibit 10(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

IV Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. (1-4773)

V Compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

VI Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed December 21, 1992. (1-4773)

VII Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed March 25, 1993. (1-4773)

VIII Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K as amended by the Form 8-K/A filed respectively on May 17, 1995 and July 17, 1995.

IX Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

X Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

XI Incorporated by reference to Note 12 of the Company's consolidated financial statements (filed herewith).


XII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on June 28, 1997.