Form 10-Q
period 1999-04-03
AMERICAN BILTRITE INC
filed 1999-05-13
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended April 3, 1999                    Commission File Number 1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                04-1701350
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                                 57 River Street
                    Wellesley Hills, Massachusetts 02481-2097
                    (Address of Principal Executive Offices)
                                 (781) 237-6655
              (Registrant's telephone number, including area code)

                                 Not Applicable
      (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                                  Outstanding at May 10, 1999
-------------------                                  ---------------------------
       Common                                               3,583,376 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                April 3,       December 31,
                                                  1999             1998
                                                --------         --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $ 43,673         $ 59,505
   Accounts receivable, net                       48,423           33,551
   Inventories                                    79,819           69,722
   Prepaid expenses & other current assets         8,818            9,199
                                                --------         --------

            TOTAL CURRENT ASSETS                 180,733          171,977

Goodwill, net                                     22,060           22,332
Deferred income taxes                              1,863            1,863
Other assets                                      16,146           16,097
Property, plant and equipment, net               123,979          123,770
                                                --------         --------
                                                $344,781         $336,039
                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                $  4,950
   Accounts payable                               26,731        $  20,596
   Accrued expenses                               52,207           50,328
   Current portion of long-term debt               3,143            4,305
                                                --------         --------

            TOTAL CURRENT LIABILITIES             87,031           75,229

Long-term debt                                   111,020          114,101
Other liabilities                                 56,059           56,039
Noncontrolling interests                          18,456           19,433

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
     15,000,00 shares, issued 4,607,902 shares        46               46
   Additional paid-in capital                     19,423           19,423
   Retained earnings                              68,893           68,247
   Accumulated other comprehensive loss           (4,573)          (4,906)
   Less cost of shares in treasury               (11,574)         (11,573)
                                                --------         --------
                                                  72,215           71,237
                                                --------         --------
                                                $344,781         $336,039
                                                ========         ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                            (In thousands of dollars)

                                                 Three Months Ended
                                                April 3,     April 4,
                                                  1999         1998
                                                --------     --------

Net sales                                       $106,987     $106,388
Interest and other income                            484          248
                                                --------     --------
                                                 107,471      106,636

Costs and expenses:
   Cost of products sold                          74,550       74,810
   Selling, general and administrative
     expenses                                     27,527       27,192
   Interest                                        2,403        2,115
                                                --------     --------
                                                 104,480      104,117
                                                --------     --------

EARNINGS BEFORE INCOME TAXES AND
   NONCONTROLLING INTERESTS                        2,991        2,519

Income taxes                                       1,177          961

Noncontrolling interests                            (356)        (233)
                                                --------     --------

                  NET EARNINGS                  $  1,458      $ 1,325
                                                ========     ========

Earnings per share:

   Basic                                        $    .40     $    .36
                                                ========     ========

   Diluted                                      $    .39     $    .35
                                                ========     ========

Dividends declared per common share             $   .125     $    .10
                                                ========     ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                            Three Months Ended
                                                           April 3,     April 4,
                                                             1999        1998
                                                           --------    --------
OPERATING ACTIVITIES
    Net earnings                                           $  1,458    $  1,325
    Adjustments to reconcile net earnings to net cash
      used by operating activities:
         Depreciation and amortization                        4,006       3,812
         Accounts and notes receivable                      (15,017)    (17,625)
         Inventories                                        (10,279)     (2,947)
         Prepaid expenses and other current assets              206       1,515
         Accounts payable and accrued expenses                7,994       4,782
         Noncontrolling interests                               356         233
         Other                                                   20         215
                                                           --------    --------

      NET CASH USED BY OPERATING ACTIVITIES                 (11,256)     (8,690)

INVESTING ACTIVITIES
    Investment in property, plant and equipment              (3,762)     (2,784)
    Purchase of short-term investments                                   (9,200)
    Maturities of short-term investments                                  7,900
                                                           --------    --------

      NET CASH USED BY INVESTING ACTIVITIES                  (3,762)     (4,084)

FINANCING ACTIVITIES
    Net short-term borrowings                                 4,950       4,800
    Payments on long-term debt                               (4,243)     (1,156)
    Purchase of treasury shares                              (1,689)
    Proceeds from exercise of stock options                                  13
    Dividends paid                                             (456)       (364)
                                                           --------    --------

      NET CASH (USED) PROVIDED BY FINANCING
         ACTIVITIES                                          (1,438)      3,293

Effect of foreign exchange                                      624         175
                                                           --------    --------

      DECREASE IN CASH AND CASH EQUIVALENTS                 (15,832)     (9,306)

Cash and cash equivalents at beginning of period             59,505      19,306
                                                           --------    --------

      CASH AND CASH EQUIVALENTS AT END OF
         QUARTER                                           $ 43,673    $ 10,000
                                                           ========    ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 3, 1999

Note A - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note B - Inventories
Inventory at April 3, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                April 3,       December 31,
                                                  1999            1998
                                                -------          -------

Finished goods                                  $58,721          $50,683
Work-in-process                                   9,625            9,201
Raw materials and supplies                       11,473            9,838
                                                -------          -------
                                                $79,819          $69,722
                                                =======          =======

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 3, 1999

During the first quarter of 1999 and 1998, total comprehensive income amounted to $1,791,000 and $1,427,000, respectively.

Note E - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 3, 1999 and April 4, 1998 (in thousands, except per share amounts):

                                                        Three Months Ended
                                                    April 3,          April 4,
                                                      1999              1998
                                                     ------            ------
Numerator:
     Net income                                      $1,458            $1,325
Denominator:
     Denominator for basic earnings per share:
        Weighted-average shares                       3,646             3,637
     Denominator for diluted
     earnings per share:
        Dilutive employee stock options                 113               176
                                                     ------            ------

     Weighted-average shares and
        assumed conversions                           3,759             3,813
                                                     ======            ======

Basic earnings per share                             $  .40            $  .36
                                                     ======            ======

Diluted earnings per share                           $  .39            $  .35
                                                     ======            ======

Note F - Industry Segments
Description of Products and Services
The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division which produces flooring and rubber products. Congoleum represents the Company's flooring products segment, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium and Singapore. The

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 3, 1999

tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to the mass merchandiser markets. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Segment Profit and Assets                                 Three Months Ended
-------------------------                              April 3,       April 4,
    (In thousands)                                      1999            1998
                                                      ---------       ---------
Revenues
Revenues from external customers:
     Flooring products                                $  65,162       $  63,607
     Tape products                                       21,603          21,085
     Jewelry                                             10,537          12,180
     Canadian division                                    9,685           9,516
                                                      ---------       ---------
         Total revenues from external
         customers                                      106,987         106,388
                                                      ---------       ---------
Intersegment revenues:
     Flooring products                                      225             268
     Tape products                                           60              49
     Jewelry
     Canadian division                                    2,076           1,770
                                                      ---------       ---------
         Total intersegment revenues                      2,361           2,087
                                                      ---------       ---------
                                                        109,348         108,475
Reconciling items
     Intersegment revenues                               (2,361)         (2,087)
                                                      ---------       ---------
         Total consolidated revenues                  $ 106,987       $ 106,388
                                                      =========       =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 3, 1999

Note F - Industry Segments continued

                                                          Three Months Ended
                                                        April 3,        April 4,
(In thousands)                                           1999            1998
                                                        -------         -------

Segment profit (loss)
     Flooring products                                  $ 1,183         $   672
     Tape products                                        1,339             609
     Jewelry                                               (163)            765
     Canadian division                                      851             818
                                                        -------         -------
         Total segment profit                             3,210           2,864

Reconciling items
     Corporate office loss                                 (177)           (312)
     Intercompany profit                                    (42)            (33)
                                                        -------         -------
         Total consolidated earnings before
           income taxes and other items                 $ 2,991         $ 2,519
                                                        =======         =======

                                                        April 3,        April 4,
                                                         1999            1998
                                                        -------         -------
Segment assets
     Flooring products                                 $238,448        $201,468
     Tape products                                       56,711          54,033
     Jewelry                                             18,053          22,898
     Canadian division                                   22,853          22,152
                                                       --------        --------
         Total segment assets                           336,065         300,551

Reconciling items
     Corporate office assets                             27,294          29,086
     Intersegment accounts receivable                   (18,384)        (19,855)
     Intersegment profit in inventory                      (194)           (126)
                                                       --------        --------
         Total consolidated assets                     $344,781        $309,656
                                                       ========        ========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 3, 1999

Note G - Changes in Accounting Principles
Effective January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement requires certain costs of internally developed software to be capitalized for years beginning after December 15, 1998. The adoption of this SOP did not have a material impact on the Company's financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  April 3, 1999

Results of Operations

Net sales for the first quarter of 1999 were $107.0 million compared to $106.4 million for the first quarter of 1998. Sales for 1999 at K&M Associates L.P. ("K&M") were a little lower than in 1998. Sales for 1999 at all other locations were higher than in 1998.

Interest and other income increased in the current quarter to $.5 million from $.2 million in last year's first quarter. The primary cause of this increase in 1999 is higher interest income at Congoleum Corporation ("Congoleum") from having funds available to invest during the quarter.

Cost of products sold as a percentage of sales improved to 69.7% in the current quarter compared to 70.3% during the first quarter of 1998. This improvement in cost of sales resulted from lower raw material costs and higher manufacturing productivity.

Selling, general and administrative expenses as a percentage of net sales remained unchanged at 25.7% in the current quarter compared to 25.6% during the first quarter of 1998.

Net income for the first quarter of 1999 was $1,458,000 compared to $1,325,000 in last year's first quarter. All businesses of the Company generated higher profits in the current quarter compared to last year's first quarter except K&M which experienced a small loss in the current quarter.

Liquidity and Capital Resources

Cash and cash equivalents declined $15.8 million for the three months ended April 3, 1999 to $43.7 million. Working capital was $93.7 million, down from $96.7 million at year end 1998. The ratio of current assets to current liabilities at April 3, 1999 was 2.1 and at December 31, 1998 was 2.3. Cash used by operations was $11.3 million for 1999's first quarter and consists mainly of the seasonal increase in receivables and inventory.

Capital expenditures in the current first quarter were $3.8 million and depreciation and amortization expense was $4.0 million. It is anticipated that total year capital spending will be in the range of $24 to $26 million.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  April 3, 1999

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $4.7 million of ABI's Common Stock and $3.1 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $35.0 million and at Congoleum are $30.0 million.

In 1996, the Company began the initial planning of a comprehensive initiative to address the impact of the Year 2000 on its information and equipment systems. The Company organized a Year 2000 oversight team to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase involved performing a complete, company-wide inventory to identify all internal, general purpose and production hardware and software systems, as well any embedded logic devices used to control equipment or facilities, that required modification to become Year 2000 compliant. In addition to the Company's internal assessment, the Company communicated with all its distributors and all key third party suppliers of goods and services to determine their states of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans.

In the second quarter of 1997, the Company began the implementation and testing phase of replacing or modifying system hardware, software and devices. As of March 1999, the Company has completed work on 85% of the systems identified as requiring modification. The Company anticipates that substantially all of its systems will be Year 2000 compliant by the beginning of the fourth quarter of 1999.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  April 3, 1999

The following table summarizes the Company's direct Year 2000 compliance expenditures (actual and planned) by year:

         (In thousands)                         1997         1998        1999
                                                ----         ----        ----

         Expenses paid to third parties         $307         $462        $376
         Allocated payroll costs                 457          533         251
         Capital expenditures                    120          415         196

In addition to work undertaken explicitly to achieve Year 2000 compliance, the Company has replaced or upgraded a number of systems in the ordinary course of business where the replacement or upgrade will, in addition to its primary benefits, also provide Year 2000 compliance. These costs are either capitalized or expensed in accordance with generally accepted accounting principles. The following table summarizes the Company's actual or planned expenditures on systems improvements undertaken for reasons unrelated to the Year 2000, but also serving to achieve Year 2000 compliance:

         (In thousands)                          1997         1998       1999
                                                 ----         ----       ----

         Expenses paid to third parties          $118         $473       $780
         Allocated payroll costs                   74          279        198
         Capital expenditures                     244          470        382

The costs of achieving Year 2000 compliance, and of improving the Company's systems, are being funded through operating cash flow. With respect to embedded logic devices used to monitor or control equipment or facilities, the Company has completed a survey of allocations and identified 21 devices which must be modified or replaced. The Company expects to complete modification or replacement of these devices by the end of the third quarter of 1999 at an estimated aggregate cost of $0.3 million.

Although the Company believes it has taken all of the necessary steps to ensure that the Company will be Year 2000 compliant, there can be no assurances that the Company will be able to complete all of the modifications in the required time frame, that all third parties will be Year 2000 compliant, or that unforeseen Year 2000 issues will not arise. Management currently believes the worst case scenario with any reasonable probability is that a small number of vendors, who are not critical to the operation of the Company's business, will be unable to supply materials for a short time after January 1, 2000, and that minor additional systems modifications not identified during evaluation or testing will be identified and corrected in a matter of days. The Company does not anticipate any disruption of service to its customers.

The Company is currently preparing contingency plans for the various potential disruptions that could occur in spite of its own efforts and representations from its distributors and suppliers.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  April 3, 1999

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended April 3, 1999.

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

                                                  AMERICAN BILTRITE INC.
                                                  ----------------------
                                                       (Registrant)


Date: May 12, 1999                           BY:  /s/ Gilbert K. Gailius
                                                  -----------------------
                                                  Gilbert K. Gailius
                                                  Vice President-Finance