Form 10-Q
period 1999-07-03
AMERICAN BILTRITE INC
filed 1999-08-12
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended July 3, 1999                     Commission File Number 1-4773

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
Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                                Outstanding at August10, 1999
-------------------                                -----------------------------
     Common                                               3,573,376 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                       July 3,      December 31,
                                                        1999           1998
                                                      ---------      ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $  40,254      $  59,505
   Accounts receivable, net                              42,172         33,551
   Inventories                                           91,747         69,722
   Prepaid expenses & other current assets                9,762          9,199
                                                      ---------      ---------

            TOTAL CURRENT ASSETS                        183,935        171,977

Goodwill, net                                            21,910         22,332
Deferred income taxes                                     1,529          1,863
Other assets                                             16,111         16,097
Property, plant and equipment, net                      127,281        123,770
                                                      ---------      ---------
                                                      $ 350,766      $ 336,039
                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                      $   7,700
   Accounts payable                                      27,423      $  20,596
   Accrued expenses                                      54,794         50,328
   Current portion of long-term debt                      3,140          4,305
                                                      ---------      ---------

            TOTAL CURRENT LIABILITIES                    93,057         75,229

Long-term debt                                          110,999        114,101
Other liabilities                                        55,850         56,039
Noncontrolling interests                                 18,836         19,433

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
      15,000,00 shares, issued 4,607,902 shares              46             46
   Additional paid-in capital                            19,423         19,423
   Retained earnings                                     69,702         68,247
   Accumulated other comprehensive loss                  (4,208)        (4,906)
   Less cost of shares in treasury                      (12,939)       (11,573)
                                                      ---------      ---------
                                                         72,024         71,237
                                                      ---------      ---------
                                                      $ 350,766      $ 336,039
                                                      =========      =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                            (In thousands of dollars)

                                              Three Months Ended          Six Months Ended
                                              July 3,      July 4,      July 3,      July 4,
                                               1999         1998         1999         1998
                                               ----         ----         ----         ----

Net sales                                    $ 104,002    $ 108,501    $ 210,989    $ 214,889
Interest and other income                        1,471        1,100        1,955        1,348
                                             ---------    ---------    ---------    ---------
                                               105,473      109,601      212,944      216,237
                                             ---------    ---------    ---------    ---------
Costs and expenses:
    Cost of products sold                       71,740       74,147      146,290      148,957
    Selling, general and administrative
       expenses                                 28,122       27,652       55,649       54,844
    Interest                                     2,388        2,098        4,791        4,213
                                             ---------    ---------    ---------    ---------
                                               102,250      103,897      206,730      208,014
                                             ---------    ---------    ---------    ---------
    EARNINGS BEFORE INCOME
       TAXES AND NON-
       CONTROLLING INTERESTS                     3,223        5,704        6,214        8,223

Income taxes                                     1,287        2,231        2,464        3,192

Noncontrolling interests                          (604)      (1,372)        (960)      (1,605)
                                             ---------    ---------    ---------    ---------

         NET EARNINGS                        $   1,332    $   2,101    $   2,790    $   3,426
                                             =========    =========    =========    =========

Earnings per share:

    Basic                                    $     .37    $     .58    $     .77    $     .94

    Diluted                                  $     .36    $     .55    $     .75    $     .89

Dividends declared per common share          $    .125    $     .10    $     .25    $     .20

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                                 Six Months Ended
                                                              July 3,        July 4,
                                                                1999          1998
                                                              --------      --------
OPERATING ACTIVITIES
    Net earnings                                              $  2,790      $  3,426
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
         Depreciation and amortization                           7,891         7,647
         Accounts and notes receivable                          (8,759)      (15,332)
         Inventories                                           (22,172)       (6,702)
         Prepaid expenses and other current assets                (827)        1,296
         Accounts payable and accrued expenses                  11,237        15,916
         Noncontrolling interests                                  960         1,605
         Other                                                     143          (323)
                                                              --------      --------

      NET CASH (USED) PROVIDED  BY OPERATING
         ACTIVITIES                                             (8,737)        7,533

INVESTING ACTIVITIES
    Investment in property, plant and equipment                (10,551)       (6,986)
    Purchase of short-term investments                          (4,301)      (11,700)
    Maturities of short-term investments                         4,301         9,500
                                                              --------      --------

      NET CASH USED BY INVESTING ACTIVITIES                    (10,551)       (9,186)

FINANCING ACTIVITIES
    Net short-term borrowings                                    7,700         1,500
    Long-term borrowings                                                         671
    Payments on long-term debt                                  (4,171)       (1,156)
    Purchase of treasury shares                                 (3,356)           (1)
    Proceeds from exercise of stock options                                       54
    Dividends paid                                                (903)         (728)
                                                              --------      --------

      NET CASH (USED) PROVIDED BY FINANCING
         ACTIVITIES                                               (730)          340
Effect of foreign exchange                                         767            46
                                                              --------      --------

      DECREASE IN CASH AND CASH EQUIVALENTS                    (19,251)       (1,267)

Cash and cash equivalents at beginning of period                59,505        19,306
                                                              --------      --------

      CASH AND CASH EQUIVALENTS AT END OF
         PERIOD                                               $ 40,254      $ 18,039
                                                              ========      ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 3, 1999

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note B - Inventories

Inventory at July 3, 1999 and December 31, 1998 consisted of the following (in thousands):

                                             July 3,      December 31,
                                               1999          1998
                                             -------       -------

                Finished goods               $68,117       $50,683
                Work-in-process               10,891         9,201
                Raw materials and supplies    12,739         9,838
                                             -------       -------
                                             $91,747       $69,722
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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 3, 1999

The following table presents total comprehensive income for the three months and six months ended July 3, 1999 and July 4, 1998 (in thousands):

                                    Three Months Ended      Six Months Ended
                                     July 3,   July 4,     July 3,     July 4,
                                      1999      1998        1999        1998
                                      ----      ----        ----        ----

Net earnings                         $ 1,332   $ 2,101     $ 2,790    $ 3,426
Foreign currency translation
  adjustments                            365      (522)        698       (420)
                                     -------   -------     -------    -------

      Total comprehensive income     $ 1,697   $ 1,579     $ 3,488    $ 3,006
                                     =======   =======     =======    =======

Note E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended July 3, 1999 and July 4, 1998 (in thousands, except per share amounts):

                                                  Three Months Ended     Six Months Ended
                                                  July 3,    July 4,    July 3,    July 4,
                                                   1999       1998       1999       1998
                                                  ------     ------     ------     ------
Numerator:
    Net income                                    $1,332     $2,101     $2,790     $3,426
                                                  ======     ======     ======     ======
Denominator:
    Denominator for basic earnings per share:
      Weighted-average shares                      3,584      3,639      3,616      3,638
    Denominator for diluted earnings
    per share:
      Dilutive employee stock options                 70        214         91        195
                                                  ------     ------     ------     ------

      Weighted-average shares and
       assumed conversions                         3,654      3,853      3,707      3,833
                                                  ======     ======     ======     ======

Basic earnings per share                          $  .37     $  .58     $  .77     $  .94
                                                  ======     ======     ======     ======

Diluted earnings per share                        $  .36     $  .55     $  .75     $  .89
                                                  ======     ======     ======     ======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 3, 1999

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

Segment Profit and Assets

          (In thousands)                        Three Months Ended                Six Months Ended
                                             July 3,          July 4,          July 3,          July 4,
                                              1999             1998             1999             1998
                                              ----             ----             ----             ----
Revenues
Revenues from external customers:
    Flooring products                       $  64,130        $  69,565        $ 129,292        $ 133,172
    Tape products                              22,237           20,996           43,840           42,081
    Jewelry                                     6,662            8,494           17,199           20,674
    Canadian division                          10,973            9,446           20,658           18,962
                                            ---------        ---------        ---------        ---------
         Total revenues from external
         customers                            104,002          108,501          210,989          214,889
                                            ---------        ---------        ---------        ---------
Intersegment revenues:
    Flooring products                             177              185              402              453
    Tape products                                  45               64              105              113
    Jewelry
    Canadian division                           2,421            2,092            4,497            3,862
                                            ---------        ---------        ---------        ---------
         Total intersegment revenues            2,643            2,341            5,004            4,428
                                            ---------        ---------        ---------        ---------
                                              106,645          110,842          215,993          219,317
Reconciling items
    Intersegment revenues                      (2,643)          (2,341)          (5,004)          (4,428)
                                            ---------        ---------        ---------        ---------
         Total consolidated revenues        $ 104,002        $ 108,501        $ 210,989        $ 214,889
                                            =========        =========        =========        =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 3, 1999

Note F - Industry Segments continued

(In thousands)                                    Three Months Ended             Six Months Ended
                                                July 3,        July 4,        July 3,        July 4,
                                                 1999           1998           1999           1998
                                                 ----           ----           ----           ----
Segment profit (loss)
    Flooring products                           $ 1,915        $ 4,166        $ 3,098        $ 4,838
    Tape products                                 1,523            875          2,862          1,484
    Jewelry                                      (1,092)            11         (1,255)           776
    Canadian division                             1,183            953          2,034          1,771
                                                -------        -------        -------        -------
         Total segment profit                     3,529          6,005          6,739          8,869

Reconciling items
    Corporate office loss                          (251)          (240)          (428)          (552)
    Intercompany profit                             (55)           (61)           (97)           (94)
                                                -------        -------        -------        -------
       Total consolidated earnings before
        income taxes and other items            $ 3,223        $ 5,704        $ 6,214        $ 8,223
                                                =======        =======        =======        =======

                                                      July 3,         Dec. 31,
                                                        1999            1998
                                                        ----            ----
Segment assets
    Flooring products                                $ 245,564        $ 231,865
    Tape products                                       57,591           48,308
    Jewelry                                             14,042           16,298
    Canadian division                                   25,079           20,710
                                                     ---------        ---------
         Total segment assets                          342,276          317,181

Reconciling items
    Corporate office assets                             27,519           29,446
    Intersegment accounts receivable                   (18,780)         (10,436)
    Intersegment profit in inventory                      (249)            (152)
                                                     ---------        ---------
         Total consolidated assets                   $ 350,766        $ 336,039
                                                     =========        =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 3, 1999

Note G - Changes in Accounting Principles

Effective January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement requires certain costs of internally developed software to be capitalized for years beginning after December 15, 1998. The adoption of this SOP did not have a material impact on the Company's financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 3, 1999

Results of Operations

Net sales for the second quarter of 1999 were $104.0 million compared to $108.5 million for the second quarter of 1998, reflecting a decrease of $4.5 million or 4%. This sales decrease occurred at Congoleum Corporation ("Congoleum") and at K&M Associates L.P. ("K&M") due to customer inventory reduction programs and at Congoleum competitive pressures necessitated reductions in overall selling prices.

Sales for the first six months of 1999 were $211.0 million compared to $214.9 million last year. Sales performance at Congoleum and K&M, as noted above, accounts for the year-to-date decrease. Sales at ABI's tape and Canadian operations reflect small sales increases over last year.

Interest and other income increased in the current quarter to $1.5 million from $1.1 million in last year's second quarter and increased to $2.0 million for six months this year from $1.4 million last year. The primary cause of this increase in 1999 is higher interest income at Congoleum from having funds available to invest during the period.

Cost of products sold as a percentage of net sales remained relatively unchanged with the current quarter increasing to 69.0% from 68.3% in last year's second quarter and for the six month period was 69.3% both years.

Selling, general and administrative expenses as a percentage of net sales in the current quarter increased to 27.0% from 25.5% last year and for the current six months increased to 26.4% from 25.5% and is primarily the result of lower sales volume levels experienced in both the current quarter and six months with only minor expense increases.

Interest expense in both the current quarter and six months reflects slight increases compared to last year and is due to higher debt outstanding on both ABI and Congoleum.

Net income for the second quarter of 1999 was $1.3 million compared to $2.1 million last year and for the first six months of 1999 was $2.8 million compared to $3.4 million last year. Operating results were positive at American Biltrite's tape and Canadian operations in both the current quarter and six months while profits were lower at Congoleum. K&M generated losses in the first and second quarters this year compared to profits in 1998.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 3, 1999

Liquidity and Capital Resources

Cash and cash equivalents decreased $19.2 million for the six months ended July 3,1999 to $40.3 million. Working capital was $90.9 million, down from $96.7 million at year end 1998. The ratio of current assets to current liabilities at July 3, 1999 was 2.0 and at December 31, 1998 was 2.3. Cash used by operations was $8.7 million in the first six months of 1999 due primarily to increases in inventory levels for new products and planned vacation shutdown of certain plants in the third quarter.

Capital expenditures in the current six months were $10.6 million and depreciation and amortization expense was $7.9 million. It is anticipated that total year capital spending will be in the range of $24 to $26 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $3.3 million of ABI's Common Stock and $2.8 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $35.0 million and at Congoleum are $30.0 million. During the six months ended July 3, 1999, ABI repurchased $1.4 million of its Common Stock and Congoleum repurchased $2.0 million of its Common Stock.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 3, 1999

In the second quarter of 1997, the Company began the implementation and testing phase of replacing or modifying system hardware, software and devices. As of June 1999, the Company has completed work on 91% of the systems identified as requiring modification. The Company anticipates that substantially all of its systems will be Year 2000 compliant by the beginning of the fourth quarter of 1999.

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

The following table summarizes the Company's direct Year 2000 compliance expenditures (actual and planned) by year:

      (In thousands)                      1997        1998        1999
                                          ----        ----        ----

      Expenses paid to third parties     $307        $464         $399
      Allocated payroll costs             457         538          251
      Capital expenditures                120         415          191

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

      (In thousands)                      1997        1998        1999
                                          ----        ----        ----

      Expenses paid to third parties      $118        $505        $774
      Allocated payroll costs               74         300         255
      Capital expenditures                 244         470         382

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 3, 1999

The costs of achieving Year 2000 compliance, and of improving the Company's systems, are being funded through operating cash flow. With respect to embedded logic devices used to monitor or control equipment or facilities, the Company has completed a survey of all locations and identified 21 devices which must be modified or replaced at an estimated aggregate cost of $0.3 million. The Company has replaced 10 of these devices and expects to complete modification or replacement of the remaining 11 devices by the end of the third quarter of 1999.

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

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  July 3, 1999

Item 4.  Submission of Matters to a Vote of Security Holders:

      At the Annual Meeting of Stockholders held on May 5, 1999, the following action was taken:

      Four nominees were elected as Class III Directors who will hold office until the Annual Meeting of Stockholders in 2002 and until their successors are duly elected and qualify.

                                                  Witheld From
      Name                    Votes For           All Nominees
      ----                    ---------           ------------

      Mark N. Kaplan          3,180,179               4,921
      Natalie S. Marcus       3,179,949               5,151
      William M. Marcus       3,180,459               4,641
      Kenneth I. Watchmaker   3,180,159               4,941

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (10.1) American Biltrite Inc. Deferred Compensation Plan

      (10.2) American Biltrite Inc. 1999 Stock Option Plan for Non-Employee
             Directors

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended July 3, 1999.


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


                                             AMERICAN BILTRITE INC.
                                             ----------------------
                                                  (Registrant)


Date: August 12, 1999                 BY: /s/ Gilbert K. Gailius
                                          -----------------------------
                                          Gilbert K. Gailius
                                          Vice President-Finance