Form 10-Q
period 1999-10-02
AMERICAN BILTRITE INC
filed 1999-11-10
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended October 2, 1999                  Commission File Number 1-4773

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

Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                              Outstanding at November 8, 1999
-------------------                              -------------------------------
     Common                                              3,573,376 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                       October 2,   December 31,
                                                          1999          1998
                                                       ----------   -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  38,762     $  59,505
   Accounts receivable, net                               40,487        33,551
   Inventories                                            88,490        69,722
   Prepaid expenses & other current assets                10,772         9,199
                                                       ---------     ---------

            TOTAL CURRENT ASSETS                         178,511       171,977

Goodwill, net                                             21,636        22,332
Deferred income taxes                                      1,028         1,863
Other assets                                              14,065        16,097
Property, plant and equipment, net                       131,128       123,770
                                                       ---------     ---------
                                                       $ 346,368     $ 336,039
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                       $   8,500
   Accounts payable                                       24,417     $  20,596
   Accrued expenses                                       54,263        50,328
   Current portion of long-term debt                       3,143         4,305
                                                       ---------     ---------

            TOTAL CURRENT LIABILITIES                     90,323        75,229

Long-term debt                                           110,993       114,101
Other liabilities                                         52,858        56,039
Noncontrolling interests                                  18,074        19,433

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
      15,000,00 shares, issued 4,607,902 shares               46            46
   Additional paid-in capital                             19,423        19,423
   Retained earnings                                      71,925        68,247
   Accumulated other comprehensive loss                   (4,333)       (4,906)
   Less cost of shares in treasury                       (12,941)      (11,573)
                                                       ---------     ---------
                                                          74,120        71,237
                                                       ---------     ---------
                                                       $ 346,368     $ 336,039
                                                       =========     =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                            (In thousands of dollars)

                                          Three Months Ended      Nine Months Ended
                                        October 2,  October 3,  October 2,  October 3,
                                           1999        1998        1999        1998
                                           ----        ----        ----        ----
Net sales                                $106,950    $110,681    $317,939    $325,570
Interest and other income                     980       1,416       2,935       2,764
                                         --------    --------    --------    --------
                                          107,930     112,097     320,874     328,334
                                         --------    --------    --------    --------
Costs and expenses:
   Cost of products sold                   72,835      75,280     219,125     224,237
   Selling, general and administrative
      expenses                             27,236      26,227      82,885      81,071
   Interest                                 2,318       2,364       7,109       6,577
                                         --------    --------    --------    --------
                                          102,389     103,871     309,119     311,885
                                         --------    --------    --------    --------
   EARNINGS BEFORE INCOME
      TAXES AND OTHER ITEMS                 5,541       8,226      11,755      16,449

Income taxes                                2,003       3,212       4,467       6,404

Noncontrolling interests                     (701)     (2,019)     (1,661)     (3,624)
                                         --------    --------    --------    --------

   INCOME BEFORE EXTRA-
      ORDINARY ITEM                         2,837       2,995       5,627       6,421

Extraordinary item -- early retirement
   of debt, net of income tax benefit                  (1,174)                 (1,174)
                                         --------    --------    --------    --------

         NET EARNINGS                    $  2,837    $  1,821    $  5,627    $  5,247
                                         ========    ========    ========    ========

Earnings per share:
  Basic
    Earnings before extraordinary item   $    .79    $    .82    $   1.56    $   1.76
    Extraordinary item                                   (.32)                   (.32)
                                         --------    --------    --------    --------
       Net income                        $    .79    $    .50    $   1.56    $   1.44
                                         ========    ========    ========    ========

  Diluted
    Earnings before extraordinary item   $    .78    $    .79    $   1.53    $   1.68
    Extraordinary item                                   (.31)                   (.31)
                                         --------    --------    --------    --------
       Net income                        $    .78    $    .48    $   1.53    $   1.37
                                         ========    ========    ========    ========

Dividends declared per common share      $   .125    $   .125    $   .375    $   .325

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                             Nine Months Ended
                                                          October 2,  October 3,
                                                             1999        1998
                                                           --------    --------
OPERATING ACTIVITIES
    Net earnings                                           $  5,627    $  5,247
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
         Depreciation and amortization                       11,936      11,458
         Loss on early retirement of debt                                 3,809
         Accounts and notes receivable                       (7,022)    (12,804)
         Inventories                                        (18,799)     (1,235)
         Prepaid expenses and other current assets           (4,008)        466
         Deferred taxes                                       2,722
         Accounts payable and accrued expenses                6,104      12,791
         Noncontrolling interests                             1,624       2,384
         Other                                                  567        (443)
                                                           --------    --------

      NET CASH (USED) PROVIDED  BY OPERATING
         ACTIVITIES                                          (1,249)     21,673

INVESTING ACTIVITIES
    Investment in property, plant and equipment             (18,030)    (13,488)
    Purchase of short-term investments                       (4,301)    (15,000)
    Maturities of short-term investments                      4,301      19,600
                                                           --------    --------

      NET CASH USED BY INVESTING ACTIVITIES                 (18,030)     (8,888)

FINANCING ACTIVITIES
    Net short-term borrowings                                 8,500       1,300
    Long-term borrowings                                                101,728
    Debt insurance costs                                                 (2,821)
    Payments on long-term debt                               (4,179)    (77,787)
    Premium payments on early retirement of debt                         (2,563)
    Purchase of treasury shares                              (4,950)         (1)
    Proceeds from exercise of stock options                                 163
    Dividends paid                                           (1,350)     (1,183)
                                                           --------    --------

      NET CASH (USED) PROVIDED BY FINANCING
         ACTIVITIES                                          (1,979)     18,836
Effect of foreign exchange                                      515        (638)
                                                           --------    --------

      (DECREASE) INCREASE  IN CASH                          (20,743)     30,983

Cash and cash equivalents at beginning of period             59,505      19,306
                                                           --------    --------

      CASH AND CASH EQUIVALENTS AT END OF
         PERIOD                                            $ 38,762    $ 50,289
                                                           ========    ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 2, 1999

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note B - Inventories

Inventory at October 2, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                    October 2,      December 31,
                                                       1999             1998
                                                     -------          -------

Finished goods                                       $65,361          $50,683
Work-in-process                                       10,774            9,201
Raw materials and supplies                            12,355            9,838
                                                     -------          -------
                                                     $88,490          $69,722
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

Note D - Income Taxes

The Company anticipates an effective income tax rate of 38% in 1999 compared to 39% in 1998 based upon a lower tax rate from a subsidiary for 1999. During the third quarter of 1999, the Company recorded an adjustment to reflect the expected income tax rate for 1999.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 2, 1999

The following table presents total comprehensive income for the three months and nine months ended October 2, 1999 and October 3, 1998 (in thousands):

                                         Three Months Ended        Nine Months Ended
                                       October 2,   October 3,   October 2,  October 3,
                                          1999         1998         1999        1998
                                          ----         ----         ----        ----
Net earnings                            $ 2,837      $ 1,821      $ 5,627     $ 5,247
Foreign currency translation
   adjustments                             (125)        (748)         573      (1,168)
                                        -------      -------      -------     -------
         Total comprehensive income     $ 2,712      $ 1,073      $ 6,200     $ 4,079
                                        =======      =======      =======     =======

Note F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended October 2, 1999 and October 3, 1998 (in thousands, except per share amounts):

                                               Three Months Ended         Nine Months Ended
                                             October 2,   October 3,   October 2,   October 3,
                                                1999         1998         1999         1998
                                                ----         ----         ----         ----
Numerator:
    Net income                                 $2,837       $1,821       $5,627       $5,247
                                               ======       ======       ======       ======
Denominator:
    Denominator for basic earnings
    per share:
      Weighted-average shares                   3,573        3,643        3,602        3,640
    Denominator for diluted earnings
    per share:
      Dilutive employee stock options              71          163           84          184
                                               ------       ------       ------       ------

      Weighted-average shares and
      assumed conversions                       3,644        3,806        3,686        3,824
                                               ======       ======       ======       ======

Basic earnings per share                       $  .79       $  .50       $ 1.56       $ 1.44
                                               ======       ======       ======       ======

Diluted earnings per share                     $  .78       $  .48       $ 1.53       $ 1.37
                                               ======       ======       ======       ======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 2, 1999

Note G - Industry Segments

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

Segment Profit and Assets
    (In thousands)                       Three Months Ended       Nine Months Ended
                                       October 2,  October 3,  October 2,  October 3,
                                          1999        1998        1999        1998
                                          ----        ----        ----        ----
Revenues
Revenues from external customers:
    Flooring products                   $ 61,779    $ 68,411    $191,071    $201,583
    Tape products                         21,902      19,851      65,742      61,932
    Jewelry                               12,643      13,791      29,842      34,465
    Canadian division                     10,626       8,628      31,284      27,590
                                        --------    --------    --------    --------
         Total revenues from external
         customers                       106,950     110,681     317,939     325,570
                                        --------    --------    --------    --------
Intersegment revenues:
    Flooring products                        715         233       1,117         686
    Tape products                             32          46         137         159
    Jewelry
    Canadian division                      1,026       1,212       5,523       5,074
                                        --------    --------    --------    --------
         Total intersegment revenues       1,773       1,491       6,777       5,919
                                        --------    --------    --------    --------
                                         108,723     112,172     324,716     331,489
Reconciling items
    Intersegment revenues                 (1,773)     (1,491)     (6,777)     (5,919)
                                        --------    --------    --------    --------
         Total consolidated revenues    $106,950    $110,681    $317,939    $325,570
                                        ========    ========    ========    ========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 2, 1999

Note G - Industry Segments continued

(In thousands)                               Three Months Ended       Nine Months Ended
                                           October 2,  October 3,  October 2,  October 3,
                                              1999        1998        1999        1998
                                              ----        ----        ----        ----
Segment profit (loss)
    Flooring products                       $  2,417    $  6,151    $  5,515    $ 10,989
    Tape products                              1,548         738       4,410       2,222
    Jewelry                                      860       1,030        (395)      1,806
    Canadian division                            972         651       3,006       2,422
                                            --------    --------    --------    --------
         Total segment profit                  5,797       8,570      12,536      17,439

Reconciling items
    Corporate office loss                       (293)       (375)       (721)       (927)
    Intercompany profit                           37          31         (60)        (63)
                                            --------    --------    --------    --------
       Total consolidated earnings before
       income taxes and other items         $  5,541    $  8,226    $ 11,755    $ 16,449
                                            ========    ========    ========    ========

                                                    October 2,      December 31,
                                                       1999             1998
                                                       ----             ----
Segment assets
    Flooring products                               $ 234,598        $ 231,865
    Tape products                                      58,645           48,308
    Jewelry                                            20,454           16,298
    Canadian division                                  25,294           20,710
                                                    ---------        ---------
         Total segment assets                         338,991          317,181

Reconciling items
    Corporate office assets                            27,699           29,446
    Intersegment accounts receivable                  (20,110)         (10,436)
    Intersegment profit in inventory                     (212)            (152)
                                                    ---------        ---------
         Total consolidated assets                  $ 346,368        $ 336,039
                                                    =========        =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 October 2, 1999

Note H - Changes in Accounting Principles

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 2, 1999

Results of Operations

Net sales for the third quarter of 1999 were $107.0 million compared to $110.7 million for the third quarter of 1998, reflecting a decrease of $3.7 million or 3%. This sales decrease occurred at Congoleum Corporation ("Congoleum") and at K&M Associates L.P. ("K&M"). At Congoleum, the decline in sales is due primarily to lower average selling prices and declines in sales of commercial products and promotional goods. At K&M, sales were lower than last year mainly due to the late delivery of third quarter orders to certain major customers that did ship in the fourth quarter. Sales at ABI's Tape and Canadian operations were higher than last year.

Sales for the first nine months of 1999 were $317.9 million compared to $325.6 million last year. Sales performance at Congoleum and K&M, as noted above, accounts for the year-to-date decrease, partially offset by increased sales at ABI's Tape and Canadian operations.

Interest and other income decreased in the current quarter to $1.0 million from $1.4 million in last year's third quarter. The decrease in the current quarter is primarily due to lower foreign exchange gains experienced in Belgium compared to last year.

Cost of products sold as a percentage of net sales remained unchanged with the current quarter increasing to 68.1% from 68.0% in last year's third quarter and for the nine month period was 68.9% in both years. At Congoleum, cost of products sold as a percentage of net sales was higher in both the third quarter and nine months of 1999 compared to 1998 due to lower production volumes and lower average selling prices in 1999, which more than offset benefits from their improved manufacturing efficiencies. At ABI's Tape and Canadian operations, cost of products sold was improved in 1999 during both the third quarter and nine months from increased sales and greater production volume.

Selling, general and administrative expenses as a percentage of net sales in the current quarter increased to 25.5% from 23.7% last year and for the current nine months increased to 26.1% from 24.9% and is primarily the result of lower sales volume levels experienced in both the current quarter and nine months with only minor expense increases.

Interest expense for the nine months of 1999 reflects a slight increase compared to last year and is due to higher debt outstanding at Congoleum.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 2, 1999

Income before extraordinary item for the third quarter of 1999 was $2.8 million compared to $3.0 million last year and for the first nine months of 1999 was $5.6 million compared to $6.4 million last year. Operating results were positive at American Biltrite's Tape and Canadian operations in both the current quarter and nine months while profits were lower at Congoleum. K&M was profitable during the third quarter at a level comparable to last year, but they generated losses in the first and second quarters this year compared to profits in 1998.

The Company anticipates an effective income tax rate of 38% in 1999 compared to 39% in 1998 based upon a lower tax rate from a subsidiary for 1999. During the third quarter of 1999, the Company recorded an adjustment to reflect the expected income tax rate for 1999.

As described in the Liquidity and Capital Resources section, Congoleum refinanced its long-term debt during the third quarter of 1998 and recorded an extraordinary after-tax charge of $2.4 million, ABI's share being $1.2 million or $.32 per share for debt extinguishment costs in connection with this transaction.

Liquidity and Capital Resources

Cash and cash equivalents decreased $20.7 million for the nine months ended October 2, 1999 to $38.8 million. Working capital was $88.2 million, down from $96.7 million at year end 1998. The ratio of current assets to current liabilities at October 2, 1999 was 2.0 and at December 31, 1998 was 2.3. Cash used by operations was $1.2 million in the first nine months of 1999 primarily due to purchases of inventory at Congoleum for the introduction of their new wood laminate product line and increases in their sheet products inventory resulting from larger, more economical production runs.

Capital expenditures in the current nine months were $18.0 million and depreciation and amortization expense was $11.9 million. It is anticipated that total year capital spending will be in the range of $24 to $26 million.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 2, 1999

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $3.3 million of ABI's Common Stock and $1.2 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $35.0 million and at Congoleum are $30.0 million. During the nine months ended October 2, 1999, ABI repurchased $1.4 million of its Common Stock and Congoleum repurchased $3.6 million of its Common Stock.

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

In the second quarter of 1997, the Company began the implementation and testing phase of replacing or modifying system hardware, software and devices. As of September 1999, the Company has completed work on 98% of the systems identified as requiring modification. The remaining projects, which will be completed in the current fourth quarter, are not business essential.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 2, 1999

The following table summarizes the Company's direct Year 2000 compliance expenditures (actual and planned) by year:

      (In thousands)                      1997        1998        1999
                                          ----        ----        ----

      Expenses paid to third parties      $307        $464        $412
      Allocated payroll costs              457         538         254
      Capital expenditures                 120         415         194

In addition to work undertaken explicitly to achieve Year 2000 compliance, the Company has replaced or upgraded a number of systems in the ordinary course of business where the replacement or upgrade has, in addition to its primary benefits, also provided Year 2000 compliance. The nature of these costs, and their accounting treatment, is the same as described above. The following table summarizes the Company's actual or planned expenditures on systems improvements undertaken for reasons unrelated to the Year 2000, but also serving to achieve Year 2000 compliance:

      (In thousands)                      1997        1998        1999
                                          ----        ----        ----

      Expenses paid to third parties      $118        $505        $836
      Allocated payroll costs               74         300         255
      Capital expenditures                 244         470         535

The costs of achieving Year 2000 compliance, and of improving the Company's systems, are being funded through operating cash flow. With respect to embedded logic devices used to monitor or control equipment or facilities, the Company has completed a survey of all locations and identified 21 devices which must be modified or replaced at an estimated aggregate cost of $0.3 million. As of the first week in October 1999, the Company has replaced all of these devices.

Although the Company believes it has taken the necessary steps to ensure that the Company will be Year 2000 compliant, there can be no assurances that all third parties will be Year 2000 compliant or that unforeseen Year 2000 issues will not arise. Management currently believes the worst case scenario with any reasonable probability is that a small number of vendors, who are not critical to the operation of the Company's business, will be unable to supply materials for a short time after January 1, 2000, and that minor additional systems modifications not identified during evaluation or testing will be identified and corrected in a matter of days. The Company does not anticipate any disruption of service to its customers.

The Company has prepared contingency plans for the various potential disruptions that could occur in spite of its own efforts and representations from its distributors and suppliers.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 October 2, 1999

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of October 2, 1999 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at October 2, 1999, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                 October 2, 1999

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended October 2, 1999.


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


                                                    AMERICAN BILTRITE INC.
                                                    ----------------------
                                                          (Registrant)


Date: November 9, 1999                          BY: /s/ Gilbert K. Gailius
                                                    ----------------------
                                                      Gilbert K. Gailius
                                                    Vice President-Finance