Form 10-K
period 1999-12-31
AMERICAN BILTRITE INC
filed 2000-03-30
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission File Number 1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             04-1701350
(State or Other Jurisdiction of               (IRS Employer Indentification No.)
Incorporation or organization)


                                 57 River Street
                         Wellesley Hills, MA 02481-2097
                    (Address of Principal Executive Offices)
                                  (781)237-6655
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of Exchange on
Title of Each Class                                            Which Registered
-------------------                                            ----------------

Common Stock, $.01 Par Value                             American Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 16, 2000 was $22,325,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 16, 2000 was 3,517,386 shares of Common Stock.

            DOCUMENTS INCORPORATED BY REFERENCE

  Part III. Portions of the proxy statement for the annual meeting of stockholders to be held on May 9, 2000.


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

The Tape Division produces adhesive-coated, pressure-sensitive papers and films used to protect material during handling or storage or to serve as a carrier for transferring decals or die-cut lettering. The Division also produces pressure sensitive tapes and adhesive products used for applications in the heating, ventilating and air conditioning (HVAC), footwear, automotive and electrical and electronic industries. The Division is the exclusive supplier of EPIC(TM) ink jet printable digital imaging materials to the sign and screen print industries. EPIC(TM) is manufactured by and is a trademark of Kimberly-Clark.

In 1995, ABI acquired a controlling interest in K&M, a national supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories. ABI, through wholly owned subsidiaries, currently owns an aggregate 83% interest (7% as sole general partner and 76% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers and other major retailers. It also services certain retail merchandisers' in-store operations in fashion jewelry and related accessories departments by assisting retailers in managing inventory and maintaining displays.

At the beginning of 1995, ABI indirectly held an 8% limited partner interest in K&M. During 1995 and in January of 1996, the Company acquired, through a series of transactions by its wholly owned subsidiaries, an additional 67.25% in limited partner interests and a 7% sole general partner interest in K&M for an aggregate consideration of $15.5 million in cash, notes and ABI common stock. In conjunction with these K&M transactions, a wholly owned subsidiary of ABI also entered into agreements with the remaining limited partners of K&M which provide the ABI subsidiary with the option to buy, and the limited partners the option to sell, the limited partners' respective remaining interests in K&M for an aggregate consideration calculated in accordance with a predetermined formula which is based in part on such limited partner's capital account balance at the time of sale. As of the date hereof, based on K&M capital account balances as of December 31, 1999, the aggregate purchase price under the option agreements for the remaining limited partner interests in K&M would be $3.4 million. See Note 4 of Notes to the Consolidated Financial Statements.

ABI owns a 53% equity interest in Congoleum Corporation ("Congoleum"), a leading manufacturer of resilient floor tile and sheet vinyl flooring.

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A Common Stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B Common Stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its then existing shares of Class B Common Stock for 4,395,605 shares of a new series of Class B Common Stock. The exchange of stock did not change the Company's 44% equity ownership interest; however, the new shares represented 57% of the voting power of the outstanding shares of Congoleum, giving ABI majority voting control. The accounts of Congoleum have been consolidated with the financial statements of ABI since 1995. During 1997 and 1998, Congoleum's Board of Directors approved a plan to repurchase up to $15,000,000 of Congoleum's common stock (Class A and Class B shares). Under the total plan, Congoleum has repurchased $13,716,000 of common stock at fair market value. The effect of the repurchase of shares was to increase ABI's ownership interest from 44% to 53%. In addition, as of December 31, 1999, ABI's ownership of 4,395,605 shares of Congoleum's Class B common stock represented 68% of the voting control of Congoleum.

Outside the United States, in addition to international sales of Tape Division products, the Division operates facilities in Belgium and Singapore where bulk tape products are converted into various sizes, and a distribution facility in Italy, to quickly respond to customer demands in the European and Asian markets. Other international operations include: a wholly owned Canadian subsidiary ("ABI-Canada") which produces resilient floor tile, rubber tiles and Uni-Turf (a vinyl-based floor covering for use in indoor sports facilities) under license from ABI and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material); a 50% direct equity interest in a Honduran producer of footwear components; and, through the Honduran corporation, an indirect interest in a Guatemalan foam product manufacturer.

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

         (c) Narrative Description of Business.
Marketing, Distribution and Sales. The Tape Division's protective papers and films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Other tape products are marketed through the division's own sales force and by sales representatives and distributors throughout the world. ABI's Belgian, Italian and Singapore facilities sell these products throughout Europe and the Far East.

The business and operations of the Tape Division do not experience seasonal variations, and neither this division nor the industry in which it operates has any unusual practices with respect to working capital.

The products of K&M are sold domestically through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. K&M's business and operations experience seasonal variations. In general, fashion jewelry supply, distribution and service businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M's working capital needs tend to be greatest in the second and third fiscal quarters, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

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

Congoleum currently sells its products through approximately 23 distributors providing approximately 82 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining competitive position. While most of its distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's sales, at least until a suitable replacement is in place. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

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

Raw Materials. Basically, all of ABI's products are internally designed and engineered. Generally, the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. ABI's subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources which will provide continuity of supply for its raw material requirements.

Competition. All businesses in which ABI is engaged are highly competitive. ABI's tape products compete with some of the largest fully integrated rubber and plastic companies, as well as smaller producers. Included among their competitors are Minnesota Mining & Manufacturing Company, Fasson, Dupont Kansai and R-Tape. ABI-Canada's flooring products compete with those of other manufacturers of rubber and vinyl floor tiles and with all other types of floor covering. ABI-Canada competes with Armstrong World Industries, Inc., V.P.I. and Nora Rubber Flooring and with other manufacturers of alternate floor covering products. In the rubber products category, ABI-Canada has several competitors, principally among them being Garlock, Sealing Technologies and West America Rubber Company.

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

K&M competes with other companies making similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing the effectiveness of K&M products and services, customers tend to focus on margin dollars realized from the sales of product and return on inventory investment needed to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of suppliers, among them are AAI Fostergrant, Monet Inc., Victoria Creations Inc. and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Research and Development. Research and development efforts of both ABI and Congoleum concentrate on new product development and expanding technical expertise in the various manufacturing processes. ABI also focuses on improving existing products. Congoleum also concentrates on ways to increase product durability. Expenditures for research and development were $5,620,000, $5,175,000, and $5,388,000 on a consolidated basis for the years ended December 31, 1999, 1998 and 1997, respectively.

Key Customers. For the year ended December 31, 1999, two customers of Congoleum each accounted for over 10% of ABI's consolidated sales revenue. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Western U.S., LD Brinkman & Co. K&M sales during 1999 included sales to large customers which accounted for less than 10% of ABI's consolidated sales revenue. K&M's top three customers in terms of net sales in 1999 together account for approximately 88% of K&M's aggregate net sales, and the loss of any such customer would have a material adverse effect on K&M. Sales to four unaffiliated customers of ABI's Tape Division together constitute approximately 26% of the sales for the Division. These sales constitute less than 10% of ABI's consolidated sales. The loss of two or more of these customers would have a significant, adverse effect on the Division's revenue. See Note 15 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 1999 and 1998 was $15,400,000 and $21,800,000, respectively. It is anticipated that all of the backlog as of December 31, 1999 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

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

Due to the nature of Congoleum's business and certain of the substances which are or have been used, produced or discharged by Congoleum, Congoleum's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. Congoleum does not anticipate that the additional costs of these measures will be material. In connection with the acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and Congoleum agreed to be financially responsible for any cleanup measures required. In 1999, Congoleum incurred capital expenditures of approximately $.3 million for environmental compliance and control facilities.

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

Employees.  As of December 31, 1999, ABI employed approximately 3,035 people.

         (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is in Note 15 of Notes to the Consolidated Financial Statements, set forth in
Item 8 below. Export sales from the United States were $22,903,000 in 1999, $20,886,000 in 1998 and $23,008,000 in 1997.

ITEM 2.  PROPERTIES

At December 31, 1999, ABI and Congoleum operated a total of nine manufacturing plants, leased corporate and marketing office and warehousing space, and ABI operated a jewelry product distribution warehouse, as follows:

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
Trenton,  NJ            1,050,000      Owned     Flooring products

Marcus Hook,  PA        1,000,000      Owned     Flooring products

Trenton,  NJ              282,000      Owned     Flooring products

Finksburg,  MD            107,000      Owned     Flooring products

Trenton, NJ               111,314     Leased     Flooring products

Mercerville, NJ            33,597     Leased     Flooring products

Sherbrooke,  Quebec       362,000      Owned     Canadian division

Moorestown,  NJ           226,000      Owned     Tape products

Lowell,  MA                57,000      Owned     Tape products

Ayer, MA                   42,000     Leased     Tape products

Renaix,  Belgium           84,000      Owned     Tape products

Singapore                  32,000      Owned     Tape products

Providence, RI            103,000      Owned     Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon. ABI considers that all of its properties are in good condition and have been well maintained.

It is estimated that during 1999, ABI's plants for the manufacture of floor covering products operated at approximately 69% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 90% of aggregate capacity and the Canadian division operated at approximately 97% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3.  LEGAL PROCEEDINGS

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately sixty-three pending claims involving approximately 764 individuals as of December 31, 1999. These claims allege personal injury from exposure to asbestos or asbestos-containing products. See Note 10 to the Consolidated Financial Statements included in Item 8 for detailed information about these claims.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to two sites in two separate states. See Note 10 to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

In addition, ABI has been named as a defendant in one environmental lawsuit the details of which are set forth in Note 10 to the Consolidated Financial Statements included in Item 8.

ABI also is potentially responsible for response and remediation costs as to four state supervised sites, two sites in Massachusetts, and one each in New York and New Jersey. See Note 10 to the Consolidated Financial Statements included in Item 8 for information about ABI's potential liability at these four sites.

As of December 31, 1999, ABI has accrued $3.6 million for its estimable and probable amounts for contingencies described above.

As of December 31, 1999 Congoleum was named as a defendant, together in most cases with numerous other defendants, in approximately 676 pending lawsuits (including workers' compensation cases) involving approximately 6,246 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. See Note 10 to the Consolidated Financial Statements included in Item 8 for information about Congoleum's potential liabilities to these lawsuits.

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


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock is traded on the American Stock Exchange (ticker symbol: ABL). The approximate number of record holders of ABI's Common Stock at March 16, 2000 was 420.

High and low stock prices and dividends for the last two years were:

                                            Sales Price of Common Shares
                                            ----------------------------
                                           1999                     1998
Quarter                                    ----                     ----
 Ended                              High         Low          High         Low
-------                             ----         ----         ----         ---

March 31                           26 3/8       18 3/4       31 3/4       23 5/8
June 30                            21 3/4       16 7/8       31 3/4       29 1/4
September 30                       21 3/8       16 1/2       30 7/8       22 1/4
December 31                        17 3/8       12 3/8       24 1/4       20 1/2

                                        Cash Dividends Per Common Share
                                        -------------------------------
Quarter
 Ended                                    1999                 1998
-------                                   ----                 ----

March 31                                 $ .125               $ .100
June 30                                    .125                 .100
September 30                               .125                 .125
December 31                                .125                 .125
                                         ------               ------
                                         $ .500               $ .450
                                         ======               ======

ITEM 6. SELECTED FINANCIAL DATA

                                                       Year Ended December 31,
                                                       -----------------------
                                     1999         1998          1997          1996           1995
                                     ----         ----          ----          ----           ----
                                          (Dollars in thousands, except per share data)
Financial Position

Total assets                    $   344,060   $  336,039   $   299,686   $   324,966    $   303,487
Long-term debt                      114,105      118,406        94,409       106,721        110,919
Total stockholders' equity           78,381       71,237        65,345        61,761         57,796

Summary of Operations

Net sales                           422,459      423,879       417,512       417,961        404,473
Earnings before other items          12,725       15,321        11,922        13,103         10,811
Noncontrolling interests             (2,992)      (5,145)       (3,777)       (6,804)        (4,706)
Extraordinary item                                (1,174)
   Net earnings                       9,733        9,002         8,145         6,299          6,105

Basic earnings per share               2.71         2.47          2.24          1.73           1.69
Diluted earnings per share             2.66         2.36          2.18          1.69           1.61
Cash dividends per common
   share                                .50          .45           .40           .40            .35

Number of shares used in
 computing:
   Basic earnings per share       3,591,895    3,641,337     3,633,076     3,645,089      3,619,198
   Diluted earnings per share     3,661,946    3,806,202     3,738,406     3,728,860      3,792,037

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the year ended December 31, 1999 were $422.5 million as compared to $423.9 million for the year ended December 31, 1998, a decrease of $1.4 million. The major portion of this sales decrease occurred at Congoleum Corporation ("Congoleum") due to lower sales of certain residential products, a decline in commercial product sales and competitive pressures resulting in lower selling prices. K&M Associates L.P. ("K&M") experienced slightly lower sales volume. ABI's Tape and Canadian divisions experienced higher sales volume compared to last year.

Interest income increased to $2.0 million in 1999 from $1.8 million in 1998 due to increases in funds available for short-term investment at Congoleum.

Cost of products sold in 1999 increased to 68.9% of net sales from 68.5% last year. This increase in cost is due mainly to the results at Congoleum where they experienced lower average selling prices and a less profitable mix of sales. These factors were partially mitigated by lower material costs and improvements in manufacturing efficiency. At both ABI and K&M, cost of products sold as a percentage of net sales were lower than last year.

Selling, general and administrative expenses as a percentage of net sales increased to 25.0% in 1999 from 24.3% in 1998. Congoleum introduced a wood laminate flooring product line in mid 1999 and expensed $2.0 million in displays, samples and other launch related costs, thus increasing the percentage relationship to sales in this area.

Interest expense increased to $9.5 million in 1999 from $9.0 million in 1998. This increase occurred mainly at Congoleum and was due primarily to higher average levels of long-term debt in 1999 versus 1998.

The provision for income taxes declined to 36.7% of pre-tax income in 1999 from 38.7% in 1998 as a result of the lower income tax level at Congoleum, which reduced the average effective statutory tax rate. Tax benefits occurred from the establishment of two large foreign sales corporations and lower effective state income taxes.

Net income for the year ended December 31, 1999 was $9.7 million, up by $.7 million over last year's net income of $9.0 million. ABI, Congoleum and K&M were all profitable in 1999. Basic net earnings per share was $2.71 in 1999, up from $2.47 in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales for the year ended December 31, 1998 were $423.9 million as compared to $417.5 million for the year ended December 31, 1997, an increase of $6.4 million or 1.5%. The major portion of this sales increase occurred at Congoleum in improved sales to the manufactured housing industry and to home centers. Sales from K&M increased over 1997 due to a full year of sales to a major customer we started servicing for the first time in the latter half of 1997. Sales at ABI's Tape and Canadian divisions reflect slight decreases compared to 1997.

Interest income increased to $1.8 million in 1998 from $1.6 million in 1997 due to increases in funds available for short-term investment at both Congoleum and ABI's Canadian division.

Other revenues increased by $.8 million in 1998 to $1.9 million from $1.1 million in 1997. The major reason for this positive shift is due to the improvement of the value of the Belgian franc compared to the U.S. dollar during the course of 1998, which favorably impacted ABI's operation in Belgium.

Cost of products sold in 1998 decreased to 68.5% of net sales from 69.4% in 1997. This decrease in cost is mainly attributable to the results at Congoleum where they experienced declines in raw material costs, increases in manufacturing productivity and a higher-margin mix of sales. At both ABI and K&M, cost of products sold as a percentage of net sales were at the same levels as 1997.

Selling, general and administrative expenses as a percentage of net sales were 24.3% for 1998 and 24.4% for 1997. At Congoleum, expenses in this area decreased as a result of expense control initiatives partially offset by increased spending related to Year 2000 compliance. At K&M, costs increased due to increases in field sales expense to service additional sales volume. At ABI, slight cost increases resulted from Year 2000 compliance in addition to increases in field sales and advertising/promotion expenses.

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

Net income for the year ended December 31, 1998 was $9.0 million, up by $.9 million over 1997 net income of $8.1 million. ABI, Congoleum and K&M were all profitable in 1998. Basic net earnings per share was $2.47 in 1998, up from $2.24 in 1997.

Liquidity and Capital Resources

At December 31, 1999, consolidated working capital was $86.9 million, the ratio of current assets to current liabilities was 2.00 to 1.00, and the debt to equity ratio was 1.46 to 1.00. Influencing the debt to equity ratio is $99.6 million of Congoleum debt, which has no recourse to ABI. Net cash provided by operations during 1999 was $25.1 million, generated mainly from net earnings and depreciation. Capital expenditures for 2000 are estimated to be approximately $23.0 million. At ABI, capital expenditures cover normal replacement of machinery and equipment and process improvements. Congoleum is proceeding with a major program to modernize and improve its plant and equipment. Because of these programs at Congoleum, capital expenditures are expected to continue at this level for the next two years. Depreciation and amortization expense is forecasted at $16.0 million.

In 1998, Congoleum's Board of Directors approved a plan to purchase up to $5.0 million of Congoleum's common stock. As of December 31, 1999, Congoleum had repurchased 717,665 shares of its common stock for an aggregate cost of $4.1 million pursuant to this plan. At ABI, based on a prior Board of Directors authorization, $2.8 million is available for the purchase of ABI's common stock.

Cash requirements for capital expenditures, working capital, debt service, equity investments in K&M and the current authorizations of $2.8 million to repurchase ABI common stock and $.9 million to repurchase Congoleum common stock, are expected to be financed from operating activities and borrowings under existing lines of credit which are presently $65.0 million.

Year 2000

From 1996 to 1999, the Company made the modifications and replacements necessary to assure its systems and equipment would not experience problems handling dates in the year 2000.

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

The following table summarizes the Company's direct Year 2000 compliance expenditures by year (in thousands):

                                                    1997        1998        1999
                                                    ----        ----        ----
Expenses paid to third parties                      $307        $462        $411
Allocated payroll costs                              457         533         261
Capital expenditures                                 120         415         157

In addition to work undertaken explicitly to achieve Year 2000 compliance, the Company has replaced or upgraded a number of systems in the ordinary course of business where the replacement or upgrade will, in addition to its primary benefits, also provide Year 2000 compliance. The nature of these costs, and their accounting treatment, is the same as described above. The following table summarizes the Company's expenditures on systems improvements undertaken for reasons unrelated to the Year 2000, but also serving to achieve Year 2000 compliance (in thousands):

                                                    1997        1998        1999
                                                  ------      ------      ------
Expenses paid to third parties                    $  118      $  473      $  835
Allocated payroll costs                               74         279         518
Capital expenditures                                 244         470       1,342

Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While ABI believes its estimate of the future amount of these liabilities is reasonable and that they will be paid for the most part over a period of one to ten years, the timing and amount of such payments may differ significantly from ABI's assumptions. Although the effect of future government regulation could have a significant effect on ABI's costs, ABI is not aware of any pending legislation which could significantly affect the liabilities ABI has established for these matters. There can be no assurances that the costs of any future government regulations could be passed along by ABI to its customers.

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

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 1999 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 1999, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

See Item 7, page 15, for disclosures about market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required under this item are incorporated herein by reference to pages 20 through 61 of this Form 10-K. The consolidated financial statement schedule required under this item is incorporated herein by reference to page 62 of this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2000 filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2000 filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2000 filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2000 filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      List of Financial Statements and Financial Statement Schedules

         (1) The following consolidated financial statements of American Biltrite Inc. and subsidiaries are included in Item 8:

                       Report of Independent Auditors

                       Consolidated balance sheets - December 31, 1999 and 1998

                       Consolidated statements of earnings -
                       Years ended December 31, 1999, 1998 and 1997

                       Consolidated statements of stockholders' equity - Years ended December 31, 1999, 1998 and 1997

                       Consolidated statements of cash flows - Years ended December 31, 1999, 1998 and 1997

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

         (3)      Listing of Exhibits

                  The listing of exhibits required under this item is incorporated herein by reference to pages 64 through 67 of this Form 10-K.

(b)      Reports on Form 8-K.  None.

(c) Exhibits: The required exhibits are filed herewith following the required Exhibit Index.

(d) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 62 of this Form 10-K.

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
American Biltrite Inc.


We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ERNST & YOUNG LLP


Boston, Massachusetts
March 7, 2000

                     American Biltrite Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (In thousands of dollars)


                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $ 27,285         $ 59,505
   Short-term investments                                                      19,232                -
   Accounts and notes receivable, less allowances of
     $5,543 in 1999 and $5,124 in 1998 for doubtful accounts and
     discounts                                                                 30,586           33,551
   Inventories                                                                 82,977           69,722
   Prepaid expenses and other current assets                                   11,672            9,199
                                                                       ------------------------------------
Total current assets                                                          171,752          171,977


Other assets:
   Goodwill, net                                                               21,361           22,332
   Deferred income taxes                                                           --            1,863
   Other assets                                                                14,619           16,097
                                                                       ------------------------------------
                                                                               35,980           40,292


Property, plant and equipment, net                                            136,328          123,770
                                                                       ------------------------------------

Total assets                                                                 $344,060         $336,039
                                                                       ====================================


                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                         $  27,453        $  20,596
   Accrued expenses                                                            54,216           50,328
   Current portion of long-term debt                                            3,139            4,305
                                                                       ------------------------------------
Total current liabilities                                                      84,808           75,229

Long-term debt, less current portion                                          110,966          114,101
Other liabilities                                                              50,309           56,039
Noncontrolling interests                                                       19,596           19,433


Stockholders' equity:
   Common stock, par value $.01--authorized
     15,000,000 shares, issued 4,607,902 shares                                    46               46
   Additional paid-in capital                                                  19,423           19,423
   Retained earnings                                                           75,730           68,247
   Accumulated other comprehensive income (loss)                               (3,347)          (4,906)
                                                                       ------------------------------------
                                                                               91,852           82,810
Less cost of shares of common stock in treasury
   (1,071,216 shares in 1999 and 960,914 shares in 1998)                       13,471           11,573
                                                                       ------------------------------------
Total stockholders' equity                                                     78,381           71,237
                                                                       ------------------------------------

Total liabilities and stockholders' equity                                   $344,060         $336,039
                                                                       ====================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                       Consolidated Statements of Earnings
                (In thousands of dollars, except per share data)



                                                                    Year ended December 31
                                                           1999              1998             1997
                                                     ------------------------------------------------------
Revenues:
   Net sales                                                $422,459          $423,879         $417,512
   Interest                                                    2,040             1,790            1,626
   Other                                                       1,895             1,882            1,078
                                                     ------------------------------------------------------
                                                             426,394           427,551          420,216
Costs and expenses:
   Cost of products sold                                     290,940           290,507          289,739

   Selling, general and administrative expenses              105,818           102,999          101,838
   Interest                                                    9,520             9,043            9,344
                                                     ------------------------------------------------------
                                                             406,278           402,549          400,921
                                                     ------------------------------------------------------

Earnings before income taxes and other items                  20,116            25,002           19,295

Provision for income taxes                                     7,391             9,681            7,373
                                                     ------------------------------------------------------
                                                              12,725            15,321           11,922
Noncontrolling interests                                      (2,992)           (5,145)          (3,777)
                                                     ------------------------------------------------------
Earnings before extraordinary item                             9,733            10,176            8,145
Extraordinary item - early retirement of debt, net
   of income tax benefit                                          --            (1,174)              --
                                                     ------------------------------------------------------

Net earnings                                                $  9,733          $  9,002         $  8,145
                                                     ======================================================

Earnings per share:
   Basic
      Earnings before extraordinary item                    $   2.71          $   2.79         $   2.24
      Extraordinary item                                          --              (.32)              --
                                                     ------------------------------------------------------
         Net earnings                                       $   2.71          $   2.47         $   2.24
                                                     ======================================================
   Diluted
       Earnings before extraordinary item                   $   2.66          $   2.67         $   2.18
       Extraordinary item                                         --              (.31)              --
                                                     ======================================================
          Net earnings                                      $   2.66          $   2.36         $   2.18
                                                     ======================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                            (In thousands of dollars)


                                                                                Accumulated
                                                       Additional                  Other                    Total
                                            Common      Paid-in-    Retained   Comprehensive  Treasury   Stockholders'
                                            Stock       Capital     Earnings   Income (Loss)   Stock        Equity
                                            --------------------------------------------------------------------------
Balance at December 31, 1996                     $46    $ 19,423    $ 56,920      $ (2,798)   $(11,830)    $ 61,761
Comprehensive Income:
   Net earnings for 1997                                               8,145                                  8,145
   Other comprehensive income (loss)                                                  (507)                    (507)
                                                                                                           --------
   Total comprehensive income                                                                                 7,638

Dividends declared ($.40 per share)                                   (1,453)                                (1,453)
Effects of Congoleum capital transactions                             (2,688)                                (2,688)
Exercise of stock options                                                                           89           89
Purchase of treasury stock                                                                          (2)          (2)
                                            --------------------------------------------------------------------------
Balance at December 31, 1997                      46      19,423      60,924        (3,305)    (11,743)      65,345
Comprehensive Income:
   Net earnings for 1998                                               9,002                                  9,002
   Other comprehensive income (loss)                                                (1,601)                  (1,601)
                                                                                                           --------
   Total comprehensive income                                                                                 7,401

Dividends declared ($.45 per share)                                   (1,639)                                (1,639)
Effects of Congoleum capital transactions                                (40)                                   (40)
Exercise of stock options                                                                          171          171
Purchase of treasury stock                                                                          (1)         (1)
                                            --------------------------------------------------------------------------
Balance at December 31, 1998                      46      19,423      68,247        (4,906)    (11,573)      71,237
Comprehensive Income:
   Net earnings for 1999                                               9,733                                  9,733
   Other comprehensive income                                                        1,559                    1,559
                                                                                                           --------
   Total comprehensive income                                                                                11,292

Dividends declared ($.50 per share)                                   (1,795)                                (1,795)
Effects of Congoleum capital transactions                               (455)                                  (455)
Purchase of treasury stock                                                                      (1,898)      (1,898)
                                            --------------------------------------------------------------------------
Balance at December 31, 1999                     $46    $ 19,423    $ 75,730      $ (3,347)   $(13,471)    $ 78,381
                                            ==========================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)


                                                                                   Year ended December 31
                                                                              1999         1998          1997
                                                                          -----------------------------------------
Operating activities
Net earnings                                                                 $  9,733    $   9,002     $   8,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                             16,231       15,128        14,501
     Provision for doubtful accounts                                            2,966        2,411         2,433
     Loss on early retirement of debt, including write-off of deferred
       financing fees                                                              --        3,809            --
     Deferred income taxes                                                      2,634        5,144          (470)
     Accounts and notes receivable                                               (143)      (5,769)        1,718
     Inventories                                                              (13,252)       4,407         5,830
     Prepaid expenses and other current assets                                 (2,342)      (2,518)         (816)
     Accounts payable and accrued expenses                                      7,108        2,342        (9,623)
     Noncontrolling interests                                                   2,992        5,145         3,777
     Other                                                                       (863)         188           (53)
                                                                          -----------------------------------------
Net cash provided by operating activities                                      25,064       39,289        25,442

Investing activities
Purchases of short-term investments                                           (51,044)     (15,000)      (40,200)
Proceeds from sales of short-term investments                                  31,812       22,900        49,800
Investments in property, plant and equipment                                  (26,971)     (17,155)      (22,183)
                                                                          -----------------------------------------
Net cash used in investing activities                                         (46,203)      (9,255)      (12,583)

Financing activities
Long-term borrowings                                                               --      101,719            --
Payments on long-term debt                                                     (4,259)     (77,787)      (12,312)
Net short-term payments                                                            --       (5,500)       (4,750)
Debt issuance costs                                                                --       (3,310)           --
Premium payment on early retirement of debt                                        --       (2,563)           --
Purchase and retirement of Congoleum Class B shares                              (470)          --        (5,630)
Purchase of treasury shares                                                    (5,381)        (191)       (3,896)
Dividends paid                                                                 (1,795)      (1,639)       (1,453)
Proceeds from exercise of stock options                                            --          171           115
                                                                          -----------------------------------------
Net cash (used) provided by financing activities                              (11,905)      10,900       (27,926)

Effect of foreign exchange rate changes on cash                                   824         (735)          715
                                                                          -----------------------------------------
(Decrease) increase in cash and cash equivalents                              (32,220)      40,199       (14,352)

Cash and cash equivalents at beginning of year                                 59,505       19,306        33,658
                                                                          -----------------------------------------

Cash and cash equivalents at end of year                                    $  27,285    $  59,505      $ 19,306
                                                                          =========================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as "ABI" or the "Company"), as well as entities over which it has voting control, including Congoleum Corporation, a publicly traded company in which ABI, at December 31, 1999, has a 53% ownership interest and 68% of the voting shares. Intercompany accounts and transactions, including transactions with associated companies which result in intercompany profit, are eliminated.

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

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Short-Term Investments

The Company invests in highly liquid debt instruments with strong credit ratings. Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. The carrying amount of the investments approximates fair value due to their short maturity. The Company maintains cash and cash equivalents and short-term investments with certain financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most of the Company's domestic inventories and the first-in, first-out (FIFO) method for the Company's foreign inventories.

Property, Plant and Equipment

These assets are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense; major improvements are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives (30 to 40 years for buildings and building improvements, ten to 15 years for production equipment and heavy-duty vehicles, and three to ten years for light-duty vehicles and office furnishings and equipment).

Debt Issue Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. During 1998, Congoleum wrote off old debt issue costs and capitalized new debt issue costs in connection with a debt offering and redemption (see Note 6). Debt issue costs at December 31, 1999 and 1998 amounted to $2,834,000 and $3,170,000, respectively, net of accumulated amortization of $476,000 and $140,000, respectively, and are included in other noncurrent assets.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Goodwill

The excess of purchase cost over the fair value of the net assets acquired (goodwill) established in 1993 by Congoleum is being amortized on a straight-line basis over 40 years. Goodwill associated with the K & M transactions (see Note 4) is being amortized over 20 years. At each balance sheet date, the Company evaluates the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. Accumulated amortization amounted to $8,668,000 and $7,572,000 at December 31, 1999 and 1998, respectively.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate the Company's assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair market value is required.

Environmental Remediation Liabilities

Effective January 1, 1997, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. The Company is subject to federal, state, and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 5, 7 and 10).

Revenue Recognition

The Company records revenue, net of a provision for estimated returns and allowances, upon shipment.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Income Taxes

The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company follows the disclosure requirements instead of recognition of compensation expense and therefore continues to apply existing accounting rules under APB Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $5,620,000 , $5,175,000 and $5,388,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Earnings Per Share

In 1997, the Company adopted SFAS No. 128, Earnings Per Share. Under SFAS No. 128, primary and fully diluted earnings per share are replaced by basic and diluted earnings per share. Basic earnings per share have been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options determined based upon average market price for the period.

Changes in Accounting Principles

During 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires certain costs of internally developed software to be capitalized for years beginning after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of this SOP did not have a material impact in 1999 or 1998.

                     American Biltrite Inc. and Subsidiaries

2.  Inventories

Inventory at December 31 consisted of the following:

                                             1999             1998
                                         ----------------------------
                                                (In thousands)

Finished goods                             $  61,69        $ 50,683
Work-in-process                               8,628           9,201
Raw materials and supplies                   12,654           9,838
                                         ----------------------------

                                           $ 82,977        $ 69,722
                                         ============================

At December 31, 1999, domestic inventories determined by the LIFO inventory method amounted to $64,064,000 ,065,000 at December 31, 1998). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $491,000 lower at December 31, 1999 and $181,000 greater at December 31, 1998.

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:

                                            1999             1998
                                         ---------------------------
                                                 (In thousands)

Land and improvements                     $  5,452         $  5,402
Buildings                                   57,631           55,706
Machinery and equipment                    197,466          186,741
Construction-in-progress                    21,017            5,646
                                         ---------------------------
                                           281,566          253,495
Less accumulated depreciation              145,238          129,725
                                         ---------------------------

                                          $136,328         $123,770
                                         ===========================

                     American Biltrite Inc. and Subsidiaries

3.  Property, Plant and Equipment (continued)

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was and $325,000 for 1999 and 1998, respectively.

Depreciation expense amounted to $14,750,000, $13,599,000 and $12,600,000 in 1999, 1998 and 1997, respectively.

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

Congoleum Transactions

In November 1998, Congoleum's Board of Directors authorized Congoleum to repurchase an additional $5,000,000 of its common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15,000,000. Under the total plan, Congoleum has repurchased $13,716,000 of common stock through December 31, 1999. Shares of Class B stock repurchased (totaling 741,055) have been retired. The reduction of Congoleum's equity from the repurchase of common stock during 1999 resulted in a reduction of ABI's investment in Congoleum of $455,000 (1998--$40,000, 1997--$2,688,000) which was charged to retained earnings.

The effect of the repurchase of Congoleum's common stock during 1999 was to increase ABI's ownership interest from 49% to 53%. In addition, as of December 31, 1999, ABI's ownership of 4,395,605 shares of Congoleum's Class B common stock represented 68% of the voting control of Congoleum. ABI has had voting control of Congoleum since 1995, and accordingly, the accounts of Congoleum are consolidated into the financial statements of the Company.

                     American Biltrite Inc. and Subsidiaries

4.  Related-Party Transactions (continued)

K&M Transactions

During 1995, ABI acquired additional partnership interests in K&M, giving ABI majority ownership and control. In conjunction with the acquisition, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to sell, the remaining partnership interests in K&M. Since 1995, ABI has acquired additional limited partnership interests of 12% for consideration of $2,064,000. If all of the remaining limited partnership interests in K&M were to be purchased by ABI, the purchase price would amount to approximately $3,439,000 as of December 31, 1999. ABI owns an 83% partnership interest in K&M at December 31, 1999.

5.  Accrued Expenses

Accrued expenses at December 31 consisted of the following:

                                                 1999          1998
                                              ----------------------
                                                  (In thousands)

Accrued advertising and sales promotions        $23,164      $22,804
Employee compensation and related benefits       10,698       11,225
Interest                                          3,947        4,023
Environmental liabilities                         4,670        3,690
Income taxes                                      7,614        4,739
Other                                             4,123        3,847
                                              ------------------------

                                                $54,216      $50,328
                                              ========================

                     American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements

Long-term debt at December 31 consisted of the following:

                                                    1999          1998
                                                ------------------------
                                                      (In thousands)

8 5/8% Senior Notes, due 2008                     $ 99,575      $ 99,526
Series A Notes                                      12,000        15,000
Other notes                                          2,530         3,880
                                                -------------------------
                                                   114,105       118,406
Less current portion                                 3,139         4,305
                                                --------------------------

                                                  $110,966      $114,101
                                                ==========================


In August 1998, Congoleum issued $100,000,000 of 8 5/8% Senior Notes, maturing August 1, 2008, priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003, at a predetermined redemption price (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash by Congoleum, including dividend payments. The holders of the Senior Notes have no recourse to the assets of ABI and K&M.

During 1998, proceeds from the 8 5/8% Senior Notes were used to redeem all of the previously outstanding 9% Senior Notes, including accrued interest and prepayment premium, to pay certain fees and expenses in connection with the offering, and for working capital purposes. In connection with the offering in 1998, Congoleum recorded an extraordinary charge of $2,413,000, net of $1,400,000 of income tax benefit, to write off debt issuance costs and premiums associated with the repurchase of the 9% Senior Notes. ABI recorded its share of this extraordinary charge in the amount of $1,174,000 in 1998.

The fair value of Congoleum's long-term debt is based on the quoted market prices for publicly traded issues. The estimated fair value of the 8 5/8% Senior Notes was $88,000,000 and $98,500,000 at December 31, 1999 and 1998,
respectively.

                     American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements (continued)
In 1996, ABI entered into a credit agreement with an insurance company (the Agreement) providing for the issuance of senior promissory notes aggregating $30 million. In January 1996, $15 million principal amount of notes were issued (Series A Notes). The Series A Notes bear interest at 6.7% per annum and are payable in annual installments of $3 million beginning in 1999. Notes issued under the Agreement are obligations of ABI, and the holders of the Notes have no recourse to the assets of Congoleum or K&M. The fair value of the Series A Notes approximates their carrying value at both December 31, 1999 and 1998.

Other notes consist of promissory notes issued in connection with various transactions. In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 2,500,000 Belgian francs and 2,700,000 Singapore dollars. The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (7.5% at December 31, 1999) for the Singapore loan. The loans are secured by the property acquired.

At December 31, 1999, the Company had revolving and other short-term agreements providing for secured and unsecured borrowings up to $65 million, with interest accruing at variable rates. No borrowings were outstanding under these agreements at December 31, 1999 and 1998. Commitment fees and compensating balance requirements associated with these agreements are insignificant.

The terms of the Company's loan agreements impose certain restrictions on its ability to incur additional indebtedness and call for the maintenance of specific levels of working capital and minimum net worth and restrict the payment of cash dividends to holders of common stock and other capital distributions as defined. At December 31, 1999, retained earnings which were unrestricted as to such distributions amounted to $6,157,000.

Interest paid on all outstanding debt amounted to $10,110,000 in 1999, $9,480,000 in 1998 and $10,216,000 in 1997.

                     American Biltrite Inc. and Subsidiaries

6.  Financing Arrangements (continued)

Principal payments on the Company's long-term obligations due in each of the next five years are as follows (in thousands):

                    2000      $3,139
                    2001       3,108
                    2002       3,111
                    2003       3,115
                    2004         119

7.  Other Liabilities

Other liabilities at December 31 consisted of the following:

                                            1999           1998
                                         ------------------------
                                               (In thousands)

Environmental remediation and product
      related liabilities                  $11,928      $16,198
Pension benefits                            11,662       14,531
Other postretirement benefits                9,647        9,872
Accrued workers' compensation                5,164        4,987
Deferred income taxes                        8,695        6,658
Accrued compensation                         1,346        1,061
Other                                        1,867        2,732
                                         ------------------------

                                           $50,309      $56,039
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

                                                        Pension Benefits
                                                      1999            1998
                                                  ---------------------------
                                                          (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year             $ 75,040       $ 71,956
Service cost                                           1,729          1,609
Interest cost                                          4,934          4,871
Plan participants' contributions                         140            111
Actuarial (gains) losses                              (3,314)         2,018
Foreign currency exchange rate changes                   226            (79)
Benefits paid                                         (5,388)        (5,446)
                                                  ---------------------------

Benefit obligation at end of year                   $ 73,367       $ 75,040
                                                  ===========================

Change in plan assets
Fair value of plan assets at beginning of year      $ 64,927       $ 64,230
Actual return on plan assets                           7,958          4,794
Company contributions                                  1,923          1,749
Plan participants' contribution                          140            111
Foreign currency exchange rate changes                   450           (511)
Benefits paid                                         (5,388)        (5,446)
                                                  ---------------------------

Fair value of plan assets at end of year            $ 70,010       $ 64,927
                                                  ===========================

                     American Biltrite Inc. and Subsidiaries

8.  Pension Plans (continued)

                                                                   December 31
                                                            1999                 1998
                                                         --------------------------------
                                                                  (In thousands)

Funded status of the plan (underfunded)                    $ (3,356)       $(10,114)
Unrecognized net actuarial (gains) losses                    (5,117)            788
Unrecognized transition obligation                              220             525
Unamortized prior service cost                               (1,479)         (1,702)
                                                         --------------------------------

Accrued benefit cost                                       $ (9,732)       $(10,503)
                                                         ================================

                                                                   December 31
                                                            1999                 1998
                                                         --------------------------------
                                                                  (In thousands)
Amounts recognized in the statement of financial position

Accrued benefit liability                                  $(11,962)       $(14,923)
Intangible asset                                                655             796
Deferred tax asset                                              575           1,322
Accumulated other comprehensive loss                          1,000           2,302
                                                         --------------------------------

Net amount recognized                                      $ (9,732)       $(10,503)
                                                         ================================

                                                                   December 31
                                                            1999                 1998
                                                         --------------------------------
Weighted-average assumptions
Discount rate                                            7.25%--7.50%        6.75%--7.50%
Expected return on plan assets                           7.50%--9.00%        7.50%--9.00%
Rate of compensation increase                                5.00%             5.00%

At December 31, 1999, three of the Company's plans have projected benefit obligations in excess of plan assets. The aggregate projected benefit obligations and plan assets of these plans were $27,514,000 and $17,979,000, respectively.

                     American Biltrite Inc. and Subsidiaries

8.  Pension Plans (continued)

                                                        Year ended December 31
                                                   1999          1998          1997
                                             ---------------------------------------
                                                            (In thousands)
Components of net periodic benefit cost
Service cost                                   $ 1,729        $ 1,609      $ 1,535
Interest cost                                    4,934          4,871        4,809
Expected return on assets                       (5,521)        (5,384)      (4,809)
Amortization of prior service cost                (223)          (229)        (240)
Amortization of transition obligation              305            277          274
Recognized net actuarial (gains) losses            (67)          (221)         103
                                             ---------------------------------------

Net periodic benefit cost                      $ 1,157        $   932      $ 1,672
                                             =======================================

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to a range of 12% to 15% of compensation with partially matching Company contributions. Defined contribution pension expense for the Company was $1,658,000, $1,779,000, and $1,579,000 for the years ended December 1999, 1998 and 1997, respectively.

9.  Postretirement Benefits Other Than Pensions

Net periodic postretirement benefits cost for the year ended December 31 is as follows:

                                             1999          1998          1997
                                           --------------------------------------
                                                     (In thousands)

Service cost                                 $ 148         $ 139         $ 139
Interest cost                                  480           480           505
Amortization of prior service benefit         (409)         (409)         (409)
Amortization of net loss                        71            60            99
                                           --------------------------------------

   Net periodic benefit cost                 $ 290         $ 270         $ 334
                                           =====================================

Weighted-average discount rate               7.25%         6.75%          7.0%

                     American Biltrite Inc. and Subsidiaries

9.  Postretirement Benefits Other Than Pensions (continued)

The change in benefit obligation and the actuarial and recorded liabilities for these postretirement benefits at December 31, none of which has been funded in 1999 and 1998, were as follows:

                                                       1999                1998
                                                    ---------------------------------
                                                            (In thousands)
Change in benefit obligation
  Benefit obligation at end of prior year              $  7,376            $  7,552
  Service cost (with interest)                              148                 139
  Interest cost                                             480                 480
  Actuarial  gain                                          (346)               (256)
  Benefits paid                                            (517)               (539)
                                                    ---------------------------------

Benefit obligation at end of year                      $  7,141            $  7,376
                                                    =================================

Funded status (unfunded)                               $ (7,141)           $ (7,376)
Unrecognized net  gain                                     (513)                (96)
Unrecognized prior service benefit                       (2,406)             (2,815)
                                                    ---------------------------------
Accrued postretirement benefit cost                     (10,060)            (10,287)
Less current portion                                        413                 415
                                                    ---------------------------------

Noncurrent postretirement benefit obligations          $ (9,647)           $ (9,872)
                                                    =================================


The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 7.4% in 1999; the rate was assumed to decrease gradually to 5.0% over the next seven years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of net periodic postretirement benefits cost by $56,000 for the year ended December 31, 1999, and would increase the accumulated postretirement benefit obligations by $506,000 at December 31, 1999.

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $4,922,000 in 1999, $3,889,000 in 1998 and $3,428,000 in 1997.

Future minimum payments relating to operating leases are as follows (in thousands):

         2000                                $ 3,554
         2001                                  3,355
         2002                                  2,763
         2003                                  2,223
         2004                                  1,658
   Thereafter                                  9,227
                                           -----------

   Total future minimum lease payments       $22,780
                                           ===========

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

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately sixtyeventy-three pending claims involving approximately 764 individuals as of December 31, 1999. These claims allege personal injury from exposure to asbestos or asbestos-containing products. As of December 31, 1998, there were approximately seventy-nine pending claims involving approximately 590 individuals. Activity related to asbestos claims during the years ended December 31, 1999 and 1998 was as follows:

                                                1999        1998
                                              -------------------

Claims at January 1                              79          66
New c laims                                      17          31
Settlements                                      (3)         (3)
Dismissals                                      (30)        (15)
                                              -------------------

Claims at December 31                            63          79
                                              ===================

The total indemnity costs incurred to settle claims during 1999 and 1998 were $965,000 and $265,000, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was $29,000 in 1999 and $15,000 in 1998. Furthermore, under certain circumstances, third parties are contractually liable for up to the full amount of any liabilities suffered by ABI in connection with these claims. In general, asbestos-containing products have not been found to pose a health risk unless significant amounts of free asbestos fibers become airborne. The asbestos in asbestos-containing products sold by ABI was encapsulated during the manufacturing process. ABI believes that these suits are without merit and that, in any event, the damages sought are substantially within the coverages of its applicable liability insurance policies, and accordingly, no dedicated reserves have been set aside for these suits.

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to two sites in two separate states. At one of the two sites located in Southington, Connecticut, ("Southington Site"), ABI's subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is approximately $31 million. ABI's and Ideal's share of the assessments to the PRPs to date is approximately $115,000. Subject to a final allocation among the PRPs, ABI's and Ideal's share of the future remediation costs is currently estimated to be approximately $329,000. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At the other site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements") which, without an admission of liability, requires remediation at the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). On April 22, 1997, the United States District Court for the Northern District of Alabama approved the consent decree. The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site is $20.4 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated remediation cost is approximately $361,000 after considering commitments from de minimus and de maximus settlors, the City of Leeds and its insurers and TBC, which is, by agreement, liable for 37.5% of the remediation costs incurred by ABI. This amount will be payable over the next four to seven years. ABI and the other settling PRPs also are pursuing litigation against PRPs who used the ILCO Site and have not settled.

ABI currently is a defendant in a lawsuit in which Olin Corporation, the present owner of a former chemical plant in Wilmington, Massachusetts, claims that ABI and other defendants are liable for a portion of the costs associated with remediating environmental conditions at the site. The lawsuit, captioned Olin Corporation v. Fisons, plc et al., was filed on May 26, 1993 in the Federal District Court of Massachusetts. A wholly owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964, and for

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

approximately one month during 1964, ABI held title to the property directly. Olin has conducted an environmental assessment of the site and awaits a decision by Massachusetts officials concerning the scope of any remedial actions which must be undertaken at the site.

In January of 2000, ABI and TBC reached an agreement-in-principle with Olin that would settle all of Olin's claims against ABI and TBC in the litigation. Under the terms of the agreement-in-principle, ABI would pay Olin $4.1 million in settlement of its share of Olin's $18 million of response costs incurred at the site through December 31, 1998. ABI also would pay Olin 21.7% of Olin's response costs incurred at the site after January 1, 1999. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI as a result of this lawsuit and 37.5% of the settlement amounts paid by ABI to Olin under the agreement-in-principle with Olin described below.

Olin estimates that it incurred $2 million in response costs from January 1 to December 31, 1999. Additional expenditures, principally remediation and oversight costs, will be required to remediate the site. ABI is unable to estimate the amount of additional expenditures that Olin may be required to make to remediate the site. At this time, ABI cannot determine the estimable and probable costs of its share of any future response costs. In the event that the parties are unable to reduce the agreement-in-principle to a mutually acceptable, fully executed settlement agreement, trial is scheduled to commence on May 1, 2000.

ABI also is potentially responsible for response and remediation costs as to four state-supervised sites, two sites in Massachusetts, and one each in New York and New Jersey. At these four sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. While the exact amount of the future costs to ABI resulting from its liability is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance, ABI believes, based upon current information available, that its liability at any of these sites will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs which may be incurred by ABI at all of these sites.

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)


ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the Southington site, the ILCO site, the Olin site and the state-supervised sites in Massachusetts, New York and New Jersey. ABI and its principal carrier have entered into negotiations to resolve this insurance coverage demand made against the carrier. ABI cannot estimate the probable insurance recovery from this carrier or any of its other insurance carriers at any of the sites at this stage of negotiations.

ABI is involved in other routine legal proceedings relating to its business and operations. ABI does not believe that these proceedings, in the aggregate, will have a material adverse effect on ABI's results of operations or financial condition.

As of December 31, 1999, the Company has accrued $3.6 million for ABI's estimable and probable amounts for contingencies described above. Additional amounts have been provided for matters related to Congoleum as described below.

Congoleum

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under the CERCLA, as amended, and similar state laws. In two instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used, and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun, and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

groundwater remediation would be approximately $26 million, of which, based on waste allocations among members of the PRP group, Congoleum's share was estimated to be approximately 5.5%. At December 31, 1999, Congoleum believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $1.5 million. A corresponding insurance receivable of $1.2 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

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

Congoleum is one of many defendants in approximately 670 pending claims (including workers' compensation cases) involving approximately 6,246 individuals as of December 31, 1999, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 657 claims at December 31, 1998 which involved approximately 1,984 individuals. Activity related to asbestos claims during the years ended December 31, 1999 and 1998 was as follows:

                                                            1999          1998
                                                         -----------------------

Claims at January 1                                          657           654
New claims                                                   247           203
Settlements                                                  (48)          (63)
Dismissals                                                  (186)         (137)
                                                         -----------------------

Claims at December 31                                        670           657
                                                         =======================

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

The total indemnity costs incurred, excluding the case noted below, to settle claims during 1999 and 1998 were and $2,160,000, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was $12,000in 1999 and $11,000 in 1998, all of which costs were covered by Congoleum's insurance carriers. Costs per claim vary depending on a number of factors, including the number of plaintiffs, the nature of their alleged exposure and the location of the claim.

Nearly all claims allege that various diseases or health issues were contracted as a result of exposure to asbestos in the course of their activities either as independent contractors or as employees of shipyards or other industries utilizing asbestos-containing products (or, in the workers' compensation cases, as employees of Congoleum) and that included among such products which allegedly caused their diseases were sheet products provided by Congoleum or resilient tile provided by the Amtico Tile Division of ABI (the "Tile Division"), or both. Congoleum discontinued the manufacture of asbestos-containing sheet products in 1983, and the Tile Division ceased manufacturing asbestos-containing tile products in 1984. In general, asbestos-containing products have not been found to pose a health risk unless significant amounts of free asbestos fibers become airborne. All of the asbestos in asbestos-containing sheet and tile products sold by Congoleum or the Tile Division was fully bonded or encapsulated during the manufacturing process. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that do not comply with governmental asbestos handling standards.

In one of the cases tried before a jury in Superior Court of California in Los Angeles, held in May and June 1997, Congoleum and another defendant were found liable for $3.3 million in damages, subject to proportional liability under California law. Congoleum had previously settled one count for an immaterial amount and had gone to trial for the remaining counts. The jury found that Congoleum was liable for only 25% of the plaintiff's non-economic damages, but as a result of post-verdict motions, the trial judge granted plaintiff's motion for judgment notwithstanding the verdict and held that California Proposition 51 (establishing proportionate liability for non-economic damages) did not apply in this case. Congoleum and the other defendant appealed this decision and, in August 1999, the appeals court reversed the previous judgement and ordered the trial court to enter a judgement against Congoleum for $818,000. Congoleum's insurance carrier has paid for the defense costs incurred and has indicated that it would be responsible for paying the ultimate judgment in the case, subject to certain limitations.

                     American Biltrite Inc. and Subsidiaries

10.  Commitments and Contingencies (continued)

At December 31, 1999, Congoleum has accrued approximately $4.4 million for costs related to asbestos product liability. Estimated insurance coverage of $0.8 million has been recorded in other noncurrent assets at December 31, 1999 and are considered probable of recovery.

Although there can be no assurance, Congoleum believes, based upon the nature of its asbestos-containing products and its experience with cases to date, that any potential liability from pending personal injury claims relating to Congoleum's asbestos-containing products will not have a material adverse effect on the financial position of Congoleum.

The total balances of environmental and asbestos related liabilities and the related insurance receivables deemed probable of recovery at December 31 were as follows:

                                           1999                      1998
                                  Liability    Receivable   Liability   Receivable
                                 ---------------------------------------------------
                                                  (In thousands)

Asbestos product liability         $ 7,500      $ 2,000      $ 9,200      $ 2,900
Environmental liabilities            4,400          800        6,900        3,300
Other                                  800           --        1,100           --
                                 ---------------------------------------------------

Total                              $12,700      $ 2,800      $17,200      $ 6,200
                                 ===================================================

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

                     American Biltrite Inc. and Subsidiaries

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                                      1999             1998
                                                   ----------------------------
                                                         (In thousands)
   Deferred tax assets:
     Accruals and reserves                          $19,574          $21,959
     Credit carryforwards                                --              336
                                                   ----------------------------
   Total deferred tax assets                         19,574           22,295

   Deferred tax liabilities:
     Depreciation                                     14,599           14,212
     Insurance                                         2,615            3,438
     Inventory                                         3,199            2,538
     Undistributed domestic earnings                   2,489            2,517
     Foreign taxes                                     1,084            1,087
     Other                                             1,991            1,640
                                                   ----------------------------
   Total deferred tax liabilities                     25,977           25,432
                                                   ----------------------------

   Net deferred tax  liability                       $(6,403)         $(3,137)
                                                   ============================

Credit carryforwards consisted primarily of alternative minimum tax credits and foreign tax credits. The components of earnings before income taxes for the year ended December 31 were as follows:

                           1999               1998             1997
                        -----------------------------------------------
                                         (In thousands)

   Domestic               $16,726            $21,722          $16,849
   Foreign                  3,390              3,280            2,446
                        -----------------------------------------------

                          $20,116            $25,002          $19,295
                        ===============================================

                     American Biltrite Inc. and Subsidiaries

11.  Income Taxes (continued)

Significant components of the provision for income taxes for the year ended December 31 were as follows:

                                                          1999              1998            1997
                                                       ---------------------------------------------
                                                                       (In thousands)
   Current:
     Federal                                             $3,078            $3,087           $6,346
     Foreign                                              1,295             1,185              931
     State                                                  384               265              566
                                                       ---------------------------------------------
   Total current                                          4,757             4,537            7,843

   Deferred:
     Federal                                              2,416             4,483             (441)
     Foreign                                                 (3)               41               50
     State                                                  221               620              (79)
                                                       ---------------------------------------------
   Total deferred                                         2,634             5,144             (470)
                                                       ---------------------------------------------

                                                         $7,391            $9,681           $7,373
                                                       =============================================

Deferred income taxes include provisions of $260,000, $479,000 and $301,000 during 1999, 1998 and 1997, respectively, for ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the year ended December 31 was as follows:

                                                         1999               1998             1997
                                                       --------------------------------------------

   U.S. statutory rate                                    35.0%             35.0%            35.0%
   State income taxes, net of federal benefits             2.0               2.3              2.8
   Undistributed domestic earnings                         1.3               1.9              1.5
   Other                                                  (1.6)             (0.5)            (1.1)
                                                       --------------------------------------------

       Effective tax rate                                 36.7%             38.7%            38.2%
                                                       ============================================

                     American Biltrite Inc. and Subsidiaries

11.  Income Taxes (continued)

Undistributed earnings of foreign subsidiaries aggregated approximately $18,942,000 at December 31, 1999, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $5,269,000 in 1999, $6,160,000 in 1998 and $5,727,000 in 1997.

12.  Other Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requiress unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and changes in certain minimum pension liabilities, which prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. The 1997 financial statements were reclassified to conform to the requirements of SFAS No. 130.

Components of other comprehensive income (loss) for the year ended December 31 consisted of the following:

                                                           1999           1998              1997
                                                       --------------------------------------------
                                                                        (In thousands)
Foreign currency translation adjustments                 $  964         $(1,024)            $(838)
Change in minimum pension liability                         595            (577)              331
                                                       --------------------------------------------

                                                         $1,559         $(1,601)            $(507)
                                                       ============================================

                     American Biltrite Inc. and Subsidiaries

12.  Other Comprehensive Income (continued)

Accumulated balances related to each component of other comprehensive loss as of December 31 were as follows:

                                                              1999           1998          1997
                                                           -----------------------------------------
                                                                        (In thousands)

Foreign currency translation adjustments                     $(2,819)      $(3,783)       $(2,759)
Minimum pension liability                                       (528)       (1,123)          (546)
                                                           -----------------------------------------

                                                             $(3,347)      $(4,906)       $(3,305)
                                                           =========================================

13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

                                                      1999        1998         1997
                                                -----------------------------------------
                                                 (In thousands, except per share amounts)
Numerator:
  Net income                                          $9,733      $9,002      $8,145
                                                -----------------------------------------

Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares                            3,592       3,641       3,633
  Dilutive employee stock options                         70         165         105
                                                -----------------------------------------
  Denominator for diluted earnings per share:
    Adjusted weighted-average shares and assumed
      conversions                                      3,662       3,806       3,738
                                                =========================================

Basic earnings per share                              $ 2.71      $ 2.47      $ 2.24
                                                =========================================

Diluted earnings per share                            $ 2.66      $ 2.36      $ 2.18
                                                =========================================

                     American Biltrite Inc. and Subsidiaries

14.  Stock Option Plans

ABI Stock Plans

During 1999, ABI adopted a stock option plan which permits the issuance of 50,000 options for common stock to non-employee directors. Under the terms of the plan, options granted are nonqualified and are issued at a price equal to 100% of fair market value at the date of grant. Options granted under the plan are exercisable six months after the date of grant.

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

                     American Biltrite Inc. and Subsidiaries

14.  Stock Option Plans (continued)

The following tables summarize information about ABI's fixed stock options:

                                           1999                    1998                     1997
                                    ------------------------------------------------------------------------
                                                    Weighted-               Weighted-                 Weighted-
                                                     Average                 Average                   Average
                                                    Exercise                Exercise                  Exercise
                                        Shares        Price       Shares      Price        Shares       Price
                                    ------------------------------------------------------------------------
Outstanding at beginning of year         564,080      $18.84     574,580      $18.79      342,640       $15.60
Granted                                    6,000       20.50          --                  238,500        23.63
Exercised                                     --          --     (10,500)      16.26       (6,560)       13.56
Forfeited                                (14,240)      23.04          --                       --           --
                                       -----------              -----------             -----------

Outstanding at end of year               555,840       18.75     564,080       18.84      574,580        18.79
                                       ===========              ===========             ===========

Options exercisable at end of year       414,540                 339,280                  312,932

Available for grant at end of year        77,580                  19,340                   19,340

                                                             Weighted-Average
   Option         Outstanding at       Exercisable at           Remaining          Exercise
 Grant Date      December 31, 1999    December 31, 1999      Contractual Life        Price
---------------------------------------------------------------------------------------------
May 1991                50,400             50,400            1.42 years            $  7.00
August 1993            274,440            274,440            3.67 years              16.88
April 1997             225,000             89,700            7.33 years              23.63
July 1999                6,000                 --            9.50 years              20.50

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

                     American Biltrite Inc. and Subsidiaries

14.  Stock Option Plans (continued)

On July 1, 1999, a Directors Stock Option Plan was established, under which non-employee directors may be granted options to purchase up to 50,000 shares of Class A Common Stock. Options granted have ten-year terms and vest six months from the grant date. During 1999, options to purchase 5,000 shares were granted under the plan.

The following table summarizes information about Congoleum's fixed stock options:

                                             1999                    1998                     1997
                                    --------------------------------------------------------------------------
                                                Weighted-                Weighted-                 Weighted-
                                                 Average                  Average                   Average
                                                 Exercise                 Exercise                 Exercise
                                      Shares      Price       Shares       Price       Shares       Price
                                    --------------------------------------------------------------------------
Outstanding at beginning of year      626,000      $10.91      511,900     $13.01      484,500      $  12.89
Granted                                10,000        7.19      345,000       9.00       56,000         14.25
Exercised                                  --       --              --         --       (2,000)        13.00
Forfeited                             (14,000)       9.00     (230,900)     12.72      (26,600)        13.53
                                      -------                 --------                 -------

Outstanding at end of year            622,000      $10.90      626,000      10.91      511,900         13.01
                                      =======                 ========                 =======

Options exercisable at end of year    306,200                  180,000                 185,200

Available for grant at end of year    226,000                  172,000                 286,100

Pro Forma Disclosure

Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement.

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1997, respectively: risk-free interest rate of 5.87% and 6.69%, expected dividend yield of 18.29% and 12.70%, volatility factor of the expected market price of the Company's common stock of .287 and .288, and a weighted-average expected life of the options of seven and one-half years.

                     American Biltrite Inc. and Subsidiaries

14.  Stock Option Plans (continued)

The fair value for the Congoleum options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: option forfeiture of 15%, risk-free interest rates of 6.61%, 4.80% and 5.76%, no dividends, volatility factors of the expected market price of Congoleum's common stock of .576, .365 and .356, and a weighted-average expected life of the options of seven years.

The weighted-average fair value of options granted under ABI's 1997 Stock Award and Incentive Plan during 1997 was $1.25. The weighted-average fair value of options granted under ABI's 1999 Stock Award and Incentive Plan during 1999 was $.22. The weighted-average fair value of options granted under Congoleum's 1995 Stock Option Plan during 1999, 1998 and 1997 was $4.674.72, $4.31 and $6.97, respectively. The weighted-average fair value of options granted for the Directors Stock Option Plan in 1999 was $3.15.

For purposes of pro forma disclosures, the estimated fair value of the ABI and Congoleum options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows:

                                                      1999                1998             1997
                                                 -------------------------------------------------
                                                   (In thousands, except per share amounts)
Net income                                           $9,733              $9,002          $8,145
Estimated pro forma compensation expense
   from stock options                                  (402)               (355)           (332)
                                                 -------------------------------------------------

       Pro forma net income                          $9,331              $8,647          $7,813
                                                 =================================================

Pro forma earnings per share:
         Basic                                      $  2.60             $  2.38        $  2.15
         Diluted                                       2.55                2.27           2.09

                     American Biltrite Inc. and Subsidiaries

15.  Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry, and a Canadian division which produces flooring and rubber products. Congoleum represents the Company's flooring products segment, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers, and contractors for commercial and residential use. The tape products segment consists of two production facilities in the United States, and finishing and sales facilities in Belgium and Singapore. The tape products segment manufactures paper, film, HVAC, electrical, shoe, and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to the mass merchandiser markets. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Measurement of Segment Profit or Loss and Segment Assets

The Company considers all revenues and expenses to be of an operating nature and, accordingly, allocates them to industry segments regardless of the profit center in which recorded. Costs specific to a segment, such as pension expense, are charged to the segment. Corporate office expenses are allocated to certain segments based on resources allocated. All assets, except investment in Hulera Sula, are considered operating assets. Significant assets of the Corporate office include cash, deferred tax assets, goodwill and investment in Hulera Sula. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

                     American Biltrite Inc. and Subsidiaries

15.  Industry Segments (continued)

Segment Profit and Assets

                                                                                     Year ended December 31
                                                                        1999                   1998                 1997
                                                                  --------------------------------------------------------
Revenues (In thousands) Revenues from external customers:
    Flooring products                                                $ 245,439             $ 258,258             $ 251,562
    Tape products                                                       88,337                82,233                83,389
    Jewelry                                                             46,552                47,350                44,537
    Canadian division                                                   42,131                36,038                38,024
                                                                  --------------------------------------------------------
Total revenues from external customers                                 422,459               423,879               417,512

Intersegment revenues:
    Flooring products                                                      568                   868                   964
    Tape products                                                          158                   193                   162
    Jewelry                                                                 --                    --                    --
    Canadian division                                                    6,966                 6,613                 5,110
                                                                  --------------------------------------------------------
Total intersegment revenues                                              7,692                 7,674                 6,236
                                                                  --------------------------------------------------------
Total revenue                                                          430,151               431,553               423,748

Reconciling items
    Intersegment revenues                                               (7,692)               (7,674)               (6,236)
                                                                  --------------------------------------------------------
Total consolidated revenues                                          $ 422,459             $ 423,879             $ 417,512
                                                                  ========================================================

Approximately 54%, 50% and 50% of the Canadian division's revenues from external customers were for flooring products for 1999, 1998 and 1997, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

For the years ended December 31, 1999, 1998 and 1997, the Company had a customer which represented 16%, 15% and 14% of the Company's net sales, respectively. This customer represented 28%, 25% and 23% of the flooring segment's net sales, respectively. For 1999, 1998 and 1997, the Company had another customer which represented 12%, 13% and 11% of the Company's net sales, respectively. This customer represented 21%, 22% and 19% of the flooring segment's net sales, respectively.

                     American Biltrite Inc. and Subsidiaries

15.  Industry Segments (continued)

                                                                           Year ended December 31
                                                               1999                  1998                 1997
                                                          ------------------------------------------------------
                                                                                  (In thousands)
Interest revenue
    Flooring products                                         $  1,836             $  1,607             $  1,539
    Tape products                                                   18                   22                   15
    Jewelry                                                         40                   61                   --
    Canadian division                                              135                  163                   87
                                                          ------------------------------------------------------
Total segment interest revenue                                   2,029                1,853                1,641

Reconciling items
    Corporate office interest revenue                               76                   37                   23
    Intersegment interest  revenue                                 (65)                (100)                 (38)
                                                          ------------------------------------------------------
                                                              $  2,040             $  1,790             $  1,626
Total consolidated interest revenue
                                                          ======================================================

Interest expense
    Flooring products                                         $  7,938             $  7,365             $  6,797
    Tape products                                                  143                   74                   --
    Jewelry                                                      1,044                1,312                1,654
    Canadian division                                               --                    1                    4
                                                          ------------------------------------------------------
Total segment interest expense                                   9,125                8,752                8,455

Reconciling items
    Corporate office interest expense                              460                  391                  927
    Intersegment interest expense                                  (65)                (100)                 (38)
                                                          ------------------------------------------------------
Total consolidated interest expense                           $  9,520             $  8,752             $  8,455
                                                          ======================================================

Depreciation and amortization expense
    Flooring products                                         $ 11,038             $ 10,741             $ 10,346
    Tape products                                                2,230                1,979                1,831
    Jewelry                                                        695                  239                  237
    Canadian division                                            1,562                1,494                1,395
                                                          ------------------------------------------------------
Total segment depreciation and amortization                     15,525               14,453               13,809

Reconciling items
    Corporate office depreciation and amortization                 706                  675                  692
                                                          ------------------------------------------------------
Total consolidated depreciation and amortization              $ 16,231             $ 15,128             $ 14,501
                                                          ======================================================

                     American Biltrite Inc. and Subsidiaries

15.  Industry Segments (continued)

                                                                                        Year ended December 31
                                                                            1999                  1998                 1997
                                                                       ------------------------------------------------------
                                                                                              (In thousands)
Segment profit
    Flooring products                                                      $  7,648             $ 15,516             $ 11,055
    Tape products                                                             6,304                3,797                4,512
    Jewelry                                                                   3,585                2,657                2,731
    Canadian division                                                         3,826                3,095                2,879
                                                                       ------------------------------------------------------
Total segment profit                                                         21,363               25,065               21,177

Reconciling items
    Corporate office loss                                                    (1,184)                  (4)              (1,940)
    Intercompany (loss) profit                                                  (63)                 (59)                  58
                                                                       ------------------------------------------------------
Total consolidated earnings before income taxes and other items            $ 20,116             $ 25,002             $ 19,295
                                                                       ======================================================

Segment profit or loss is before income tax expense or benefit and extraordinary items. In 1998, the flooring segment recorded a loss on early retirement of debt, net of income tax benefit, of$2,413,000. The extraordinary loss is not included in the segment profit disclosed above.

                                                                                               December 31
                                                                             1999                  1998                  1997
                                                                       --------------------------------------------------------
                                                                                              (In thousands)
Segment assets
    Flooring products                                                     $ 231,817             $ 231,865             $ 196,581
    Tape products                                                            49,876                48,308                47,728
    Jewelry                                                                  15,737                16,298                18,074
    Canadian division                                                        27,146                20,710                20,179
                                                                       --------------------------------------------------------
Total segment assets                                                        324,576               317,181               282,562

Reconciling items
    Corporate office assets                                                  26,702                29,446                32,606
    Intersegment accounts receivable                                         (7,003)              (10,436)              (15,389)
    Intersegment profit in inventory                                           (215)                 (152)                  (93)
                                                                       --------------------------------------------------------
Total consolidated assets                                                 $ 344,060             $ 336,039             $ 299,686
                                                                       ========================================================

                     American Biltrite Inc. and Subsidiaries

15.  Industry Segments (continued)


                                                                                         Year ended December 31
                                                                                1999                1998                1997
                                                                          -----------------------------------------------------
                                                                                               (In thousands)
Expenditures for additions to long-lived assets
    Flooring products                                                          $ 18,670            $  9,440            $ 19,767
    Tape products                                                                 2,557               4,396               1,249
    Jewelry                                                                       1,971                 613                 112
    Canadian division                                                             3,735               2,693               1,038
                                                                          -----------------------------------------------------
Total expenditures for additions to long-lived assets                            26,933              17,142              22,166

Reconciling items
    Corporate office expenditure for additions to long-lived assets                  38                  13                  17
                                                                          -----------------------------------------------------
Total expenditures for additions to long-lived assets                          $ 26,971            $ 17,155            $ 22,183
                                                                          =====================================================

Geographic Area Information

                                                                                         Year ended December 31
                                                                                1999                1998                1997
                                                                          -----------------------------------------------------
                                                                                               (In thousands)
Revenues from external customers
   United States                                                               $355,174            $363,742            $353,325
   Canada                                                                        36,619              31,314              35,667
   Europe                                                                        15,203              16,225              16,000
   Asia                                                                           6,818               7,397               8,676
   Other                                                                          8,645               5,201               3,844
                                                                          -----------------------------------------------------
Total revenues from external customers                                         $422,459            $423,879            $417,512
                                                                          =====================================================

Revenues are attributed to countries based on the location of customers.

                     American Biltrite Inc. and Subsidiaries

15.  Industry Segments (continued)

                                                   Year ended December 31
                                       1999                1998                1997
                                -----------------------------------------------------
                                                      (In thousands)
Long-lived assets by area
   United States                     $157,670            $150,079            $147,707
   Canada                              11,033               8,284               7,549
   Europe                               1,104               1,275                 622
   Asia                                 2,501               2,561                 170
                                -----------------------------------------------------
Total long-lived assets              $172,308            $162,199            $156,048
                                =====================================================


During 1998, the Company acquired buildings in Belgium and Singapore (see Note
6).

                     American Biltrite Inc. and Subsidiaries

16.  Quarterly Financial Information (Unaudited)

                                    First               Second             Third            Fourth
                                   Quarter              Quarter           Quarter           Quarter
                                 ------------------------------------------------------------------------
                                           (In thousands of dollars, except per share amounts)
1999
----
   Net sales                       $106,987            $104,002            $106,950            $104,520
   Gross profit                      32,437              32,262              34,115              32,705
   Net earnings                       1,458               1,332               2,837               4,106

   Net earnings per share:
       Basic                            .40                 .37                 .79                1.15
       Diluted                          .39                 .36                 .78                1.14

1998
----
   Net sales                       $106,388            $108,501            $110,681            $ 98,309
   Gross profit                      31,578              34,354              35,401              32,039
   Net earnings                       1,325               2,101               1,821               3,755

   Net earnings per share:
       Basic                            .36                 .58                 .50                1.03
       Diluted                          .35                 .55                 .48                1.00


In the third quarter of 1998, ABI recorded an extraordinary loss in the amount of $1,174,000 to recognize its share of Congoleum's loss on early retirement of debt, net of income tax benefit. Basic and diluted earnings per share before extraordinary item for the third quarter ended October 3, 1998 were $.82 and $.79, respectively.

                     American Biltrite Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                   Year ended December 31, 1999, 1998 and 1997

(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------
                  COL. A                         COL. B         COL. C         COL. D      COL. E     COL. F       COL. G
------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                              -----------------------------------
                                                                             Charged to
                                                Balance at     Charged to       Other
                                               Beginning of    Costs and      Accounts--            Deductions--    Balance at
                Description                       Period      and Expenses     Describe     Other    Describe     End of Period
-------------------------------------------------------------------------------------------------------------------------------

1999
----

   Allowances for doubtful accounts and
     cash discounts                                 $5,124        $ 2,904                           $ 2,485 (A)   $5,543
                                            ===================================================================================

   Reserve for returns and markdowns                $2,840        $12,820                           $12,142 (A)   $3,518
                                            ===================================================================================

1998
----

   Allowances for doubtful accounts and
     cash discounts                                 $5,052        $ 2,411                           $ 2,339 (A)   $5,124
                                            ===================================================================================

   Reserve for returns and markdowns                $3,141        $12,318                           $12,619 (A)   $2,840
                                            ===================================================================================

1997
----

   Allowances for doubtful accounts and
     cash discounts                                 $4,935        $ 2,433                           $ 2,316 (A)   $5,052
                                            ===================================================================================

   Reserve for returns and markdowns                $3,880        $10,588                           $11,327 (A)   $3,141
                                            ===================================================================================

(A) Represents accounts charged off during the year, net of recoveries

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

                                        AMERICAN BILTRITE INC.

                                             (Registrant)


Date:    March  8, 2000             by: /s/ Gilbert K. Gailius
      --------------------              -------------------------
                                        Gilbert K. Gailius, Vice President
                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March  8, 2000                 by: /s/ Roger S. Marcus
      --------------------                  ----------------------
                                            Roger S. Marcus, Chairman of the
                                            Board, Chief Executive Officer
                                            and Director


Date:    March  8, 2000                 by: /s/ Richard G. Marcus
      --------------------                  -----------------------
                                            Richard G. Marcus, President, Chief
                                            Operating Officer and Director



Date:    March  8, 2000                 by: /s/ William M. Marcus
      --------------------                  -----------------------
                                            William M. Marcus, Executive Vice
                                            President, Treasurer, Chairman of
                                            the Executive Committee and Director


Date:    March  8, 2000                 by: /s/ John C. Garrels, 3rd
      --------------------                  --------------------------
                                            John C. Garrels, 3rd, Director


Date:    March  8, 2000                 by: /s/ Kenneth I. Watchmaker
      --------------------                  --------------------------
                                            Kenneth I. Watchmaker, Director


Date:    March  8, 2000                 by: /s/ Edward J. Lapointe
      --------------------                  ------------------------------------
                                            Edward J. Lapointe, Controller


Date:    March  8, 2000                 by: /s/ Howard N. Feist III
      --------------------                  -----------------------
                                            Howard N. Feist III, Vice President
                                            Finance and Chief Financial Officer

INDEX OF EXHIBITS


Exhibit No.                      Description                                    Page No.
----------                       -----------                                    --------

3 (1)   X         Restated Certificate of Incorporation                            -

                  By-Laws, amended and restated as of
3 (2)   IV        March 13, 1991                                                   -

10 (3)  I, V      1985 Stock Option Plan ("the 1985 Plan")                         -

10 (4)  II, V     Form of Agreement pursuant to the 1985                           -
                  Plan providing for ISO's

10 (5)  III, V    Form of Agreement pursuant to the 1985                           -
                  Plan providing for NQSO's

10 (6)  VI        Joint Venture Agreement dated as of December 16,
                  1992 by and among American Biltrite Inc., Resilient
                  Holdings Incorporated, Congoleum Corporation,
                  Hillside Industries Incorporated and Hillside
                  Capital Corporation                                              -

10 (7)  VII       Closing Agreement dated as of March 11, 1993 by and
                  among American Biltrite Inc., Resilient Holdings
                  Incorporated, Congoleum Corporation, Hillside
                  Industries Incorporated and Hillside Capital
                  Corporation                                                      -

10 (8)  XII, V    1993 Stock Award and Incentive Plan as Amended and
                  Restated as of March 4, 1997                                     -

10 (9)  IX        K&M Associates L.P. Amended and Restated Agreement
                  of Limited Partnership                                           -

10 (10) VIII      Purchase Agreement dated as of March
                  31, 1995 by and among Ocean State and
                  certain limited partners
                  of K&M                                                           -

Exhibit No.                      Description                                    Page No.
----------                       -----------                                    --------

10 (11) VIII      Agreement and Plan of Merger dated as of April 1,                -
                  1995 by and among the Company, Jewelco Acquisition
                  Co., Inc., AIMPAR, Inc., Arthur I. Maier, Bruce
                  Maier and Edythe J. Wagner

10 (12) VIII      Option Agreement dated as of April 1,                            -
                  1995 by and among Ocean State and
                  certain limited partners of
                  K&M

10 (13) VIII      Agreement and Plan of Merger dated as of May 3,                  -
                  1995 by and among the Company, Zirconia Acquisition
                  Co., Inc., Wilbur A. Cowett Incorporated and Wilbur
                  A. Cowett

10 (14) X, V      Split-Dollar Agreement dated as of December 20,                  -
                  1996 by and between American Biltrite Inc. and
                  Michael J. Glazerman, Trustee of the Marcus Family
                  Insurance Trust u/t/d/ March 1, 1990

10 (15) X, V      Split-Dollar Agreement dated as of December 20,                  -
                  1996 by and between American Biltrite Inc. and the
                  Marcus Family 1990 Insurance Trust

10 (16) X, V      Split-Dollar Agreement dated as of December 20                   -,
                  1996 by and between American Biltrite Inc. and the
                  Marcus Family 1996 Irrevocable Insurance Trust
                  Dated October 28, 1996

10 (17) X, V      Split-Dollar Agreement dated as of December 20,                  -
                  1996 by and between American Biltrite Inc. and The
                  Richard G. Marcus Irrevocable Insurance Trust of
                  1990 Dated June 1, 1990

10 (18) X, V      Split-Dollar Agreement dated as of December 20,                  -
                  1996 by and between American Biltrite Inc. and the
                  Roger S. Marcus Irrevocable Insurance Trust Dated
                  November 29, 1996, Richard G. Marcus, Trustee

Exhibit No.                      Description                                    Page No.
----------                       -----------                                    --------

10 (19) X, V      Split-Dollar Agreement dated as of December 20,
                  1996 by and between American Biltrite Inc. and the
                  Roger S. Marcus Irrevocable Insurance Trust Dated
                  November 29, 1996                                                -

10 (20) X, V      Split-Dollar Agreement dated as of January 9, 1997               -
                  by and between American Biltrite Inc. and Joseph D.
                  Burns                                                            -

10 (21) X, V      Description of Supplemental Retirement Benefits for
                  Gilbert K. Gailius

10 (22) XIII, V   American Biltrite Deferred Compensation                          -

10 (23) XIII      American Biltrite 1999 Stock Option Plan for
                  Non-Employee Directors                                           -

10 (24) V         Description of Employment Arrangement for Gilbert               68
                  K. Gailius,

11      XI        Statement Re:   Computation of Per Share Earnings                -

21                Subsidiaries of the Registrant (including each                 69-70
                  subsidiary's jurisdiction of incorporation and the
                  name under which each subsidiary does business)

23 (1)            Consent of Ernst & Young LLP, Independent Auditors              71

27                Financial Data Schedule, filed herewith                          -

-------------------------
   I Incorporated by reference to exhibit 10 (2) to the Company's Annual Report on Form 10-K for the I year ended December 31, 1986. (1-4773)

  II Incorporated by reference to exhibit 10 (3) to the Company's Annual Report on Form 10-K for the II year ended December 31, 1986. (1-4773)

 III Incorporated by reference to exhibit 10 (4) to the Company's Annual Report on Form 10-K for the III year ended December 31, 1986. (1-4773)

  IV Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the IV year ended December 31, 1991. (1-4773)

   V Compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

  VI Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K VI filed December 21, 1992. (1-4773)

 VII Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K VII filed March 25, 1993. (1-4773)

VIII Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K as amended VIII by the Form 8-K/A filed respectively on May 17, 1995 and July 17, 1995.

  IX Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year IX ended December 31, 1995.

   X Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the X year ended December 31, 1996.

  XI Incorporated by reference to Note 13 of the Company's consolidated financial statements (filed XI herewith).

 XII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed XII on June 28, 1997.

XIII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed XIII on July 3, 1999