Form 10-Q
period 2000-04-01
AMERICAN BILTRITE INC
filed 2000-05-11
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended April 1, 2000                   Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-1701350
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
Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                                  Outstanding at May 10, 2000
-------------------                                  ---------------------------
     Common                                               3,517,386 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                         April 1,   December 31,
                                                           2000        1999
                                                         --------   ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                           $  26,250     $  27,285
    Short-term investments                                  4,478        19,232
    Accounts receivable, net                               47,203        30,586
    Inventories                                            86,829        82,977
    Prepaid expenses & other current assets                10,671        11,672
                                                        ---------     ---------

                  TOTAL CURRENT ASSETS                    175,431       171,752

Goodwill, net                                              21,204        21,361
Other assets                                               14,489        14,619
Property, plant and equipment, net                        138,734       136,328
                                                        ---------     ---------
                                                        $ 349,858     $ 344,060
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                       $  10,750
    Accounts payable                                       30,252     $  27,453
    Accrued expenses                                       51,776        54,216
    Current portion of long-term debt                       3,136         3,139
                                                        ---------     ---------

                  TOTAL CURRENT LIABILITIES                95,914        84,808

Long-term debt                                            107,916       110,966
Other liabilities                                          49,989        50,309
Noncontrolling interests                                   18,013        19,596

STOCKHOLDERS' EQUITY
    Common stock, par value $0.01-authorized
       15,000,00 shares, issued 4,607,902 shares               46            46
    Additional paid-in capital                             19,423        19,423
    Retained earnings                                      75,732        75,730
    Accumulated other comprehensive loss                   (3,435)       (3,347)
    Less cost of shares in treasury                       (13,740)      (13,471)
                                                        ---------     ---------
                                                           78,026        78,381
                                                        ---------     ---------
                                                        $ 349,858     $ 344,060
                                                        =========     =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                            (In thousands of dollars)

                                                         Three Months Ended
                                                        April 1,     April 3,
                                                          2000         1999
                                                       ---------    ---------

Net sales                                              $ 102,445    $ 106,987
Interest and other income                                    665          484
                                                       ---------    ---------
                                                         103,110      107,471
                                                       ---------    ---------
Costs and expenses:
  Cost of products sold                                   74,331       74,550
  Selling, general and administrative
     expenses                                             27,483       27,527
  Interest                                                 2,138        2,403
                                                       ---------    ---------
                                                         103,952      104,480
                                                       ---------    ---------
  (LOSS) EARNINGS BEFORE
  INCOME TAXES AND NON-
  CONTROLLING INTERESTS                                     (842)       2,991

(Credit) provision for income taxes                         (303)       1,177

Noncontrolling interests                                     889         (356)
                                                       ---------    ---------
     NET EARNINGS                                      $     350    $   1,458
                                                       =========    =========
Earnings per share:

  Basic                                                $     .10    $     .40
                                                       =========    =========
  Diluted                                              $     .10    $     .39
                                                       =========    =========
Dividends declared per common share                    $    .125    $    .125
                                                       =========    =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                         Three Months Ended
                                                        April 1,     April 3,
                                                          2000         1999
                                                       ---------    ---------
OPERATING ACTIVITIES
    Net earnings                                       $     350    $   1,458
    Adjustments to reconcile net earnings to net cash
      used by operating activities:
         Depreciation and amortization                     4,183        4,006
         Deferred income taxes                               346           63
         Accounts and notes receivable                   (16,751)     (15,017)
         Inventories                                      (4,049)     (10,279)
         Prepaid expenses and other current assets           494          206
         Accounts payable and accrued expenses               224        7,994
         Noncontrolling interests                           (889)         356
         Other                                              (151)         (43)
                                                       ---------    ---------

      NET CASH USED BY OPERATING ACTIVITIES              (16,243)     (11,256)

INVESTING ACTIVITIES
    Investment in property, plant and equipment           (6,251)      (3,762)
    Maturities of short-term investments                  14,754
                                                       ---------    ---------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     8,503       (3,762)

FINANCING ACTIVITIES
    Net short-term borrowings                             10,750        4,950
    Payments on long-term debt                            (3,039)      (4,243)
    Additional investment in subsidiaries                   (309)
    Purchase of treasury shares                             (466)      (1,689)
    Dividends paid                                          (440)        (456)
                                                       ---------    ---------
      NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                        6,496       (1,438)
Effect of foreign exchange                                   209          624
                                                       ---------    ---------

      DECREASE IN CASH AND CASH EQUIVALENTS               (1,035)     (15,832)

Cash and cash equivalents at beginning of period          27,285       59,505
                                                       ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF
         QUARTER                                       $  26,250    $  43,673
                                                       =========    =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 1, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note B - Inventories

Inventory at April 1, 2000 and December 31, 1999 consisted of the following (in thousands):

                                               April 1,   December 31,
                                                 2000        1999
                                               --------   ------------

             Finished goods                    $64,841      $61,695
             Work-in-process                    10,789        8,628
             Raw materials and supplies         11,199       12,654
                                               -------      -------
                                               $86,829      $82,977
                                               =======      =======

Note C - Commitments and Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

Note D - Comprehensive Income

During the first quarter of 2000 and 1999, total comprehensive income amounted to $262,000 and $1,791,000 respectively. Other comprehensive income consisted only of foreign currency translation adjustments.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 1, 2000

Note E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 1, 2000 and April 3, 1999:

                                                         Three Months Ended
                                                        Apri1 1,    April 3,
                                                          2000        1999
                                                       ---------   ---------

Numerator:
     Net income                                        $     350   $   1,458
                                                       =========   =========
Denominator:
     Denominator for basic
     earnings per share:
       Weighted-average shares                             3,520       3,646
     Denominator for diluted
     earnings per share:
       Dilutive employee stock options                        25         113
                                                       ---------   ---------

     Weighted-average shares and
       assumed conversions                                 3,545       3,759
                                                       =========   =========

Basic earnings per share                               $     .10   $     .40
                                                       =========   =========

Diluted earnings per share                             $     .10   $     .39
                                                       =========   =========

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 1, 2000


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


Segment Profit and Assets
-------------------------
     (In thousands)                                        Three Months Ended
                                                          April 1,     April 3,
                                                            2000         1999
                                                            ----         ----
Revenues
Revenues from external customers:
    Flooring products                                    $  56,756    $  65,162
    Tape products                                           22,965       21,603
    Jewelry                                                 10,335       10,537
    Canadian division                                       12,389        9,685
                                                         ---------    ---------
         Total revenues from external
         customers                                         102,445      106,987
                                                         ---------    ---------
Intersegment revenues:
    Flooring products                                          111          225
    Tape products                                               81           60
    Jewelry
    Canadian division                                        1,524        2,076
                                                         ---------    ---------
         Total intersegment revenues                         1,716        2,361
                                                         ---------    ---------
                                                           104,161      109,348
Reconciling items
    Intersegment revenues                                   (1,716)      (2,361)
                                                         ---------    ---------
         Total consolidated revenues                     $ 102,445    $ 106,987
                                                         =========    =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 1, 2000

Note F - Industry Segments continued

(In thousands)                                            Three Months Ended
                                                        April 1,       April 3,
                                                          2000           1999
                                                          ----           ----
Segment (loss) profit
    Flooring products                                  $  (3,070)   $   1,183
    Tape products                                          1,460        1,339
    Jewelry                                                  (69)        (163)
    Canadian division                                      1,171          851
                                                       ---------    ---------
         Total segment (loss) profit                        (508)       3,210

Reconciling items
    Corporate office loss                                   (373)        (177)
    Intercompany profit                                       39          (42)
                                                       ---------    ---------
      Total consolidated (loss) earnings
      before income taxes and other items              $    (842)   $   2,991
                                                       =========    =========

                                                        April 1,      April 3,
                                                          2000          1999
                                                       ---------    ---------
Segment assets
    Flooring products                                  $ 228,447    $ 238,448
    Tape products                                         60,779       56,711
    Jewelry                                               22,500       18,053
    Canadian division                                     27,548       22,853
                                                       ---------    ---------
         Total segment assets                            339,274      336,065

Reconciling items
    Corporate office assets                               29,499       27,294
    Intersegment accounts receivable                     (18,739)     (18,384)
    Intersegment profit in inventory                        (176)        (194)
                                                       ---------    ---------
         Total consolidated assets                     $ 349,858    $ 344,781
                                                       =========    =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  April 1, 2000


Results of Operations

Net sales for the first quarter of 2000 were $102.4 million compared to $107.0 million for the first quarter of 1999, a decrease of $4.6 million or 4.2%. Lower revenues in the flooring products segment (Congoleum) offset increases in revenues from the Canadian division and Tape products segments.

Cost of products sold as a percentage of sales increased to 72.6% in the first quarter of 2000 from 69.7% in the first quarter of 1999. This increase was primarily due to higher raw material costs in all manufacturing segments and lower production volumes at Congoleum.

Selling, general and administrative expenses in the first quarter of 2000 were $27.5 million, or 26.8% of sales, compared with $27.5 million, or 25.7% of sales, in the same period one year earlier. Higher selling related expenses in the Tape products and Canadian divisions were largely offset by reductions in selling, general and administrative expenses at Congoleum.

Net income for the first quarter of 2000 was $.4 million, down from $1.5 million one year earlier, as a result of the loss in the flooring products segment, which offset improved results from the Tape products and Canadian division segments.

Liquidity and Capital Resources

Cash and cash equivalents declined $1.0 million in the first quarter of 2000, to $26.3 million, compared with a decline of $15.8 million in the first quarter of 1999. The lower decline in the first quarter of 2000 was primarily due to $14.8 million of maturing investments, which largely offset the normal seasonal working capital needs. Working capital at April 1, 2000 was $79.5 million, down from $86.9 million at December 31, 1999. The ratio of current assets to current liabilities at April 1, 2000 was 1.8, down from 2.0 at December 31, 1999.

Capital expenditures in the first quarter of 2000 were $6.3 million. It is anticipated that capital spending for the full year 2000 will be in the range of $22 to $24 million.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  April 1, 2000

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $2.5 million of ABI's Common Stock and $0.7 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $35.0 million and at Congoleum are $30.0 million. During the first quarter of 2000, ABI repurchased $.3 million of its Common Stock and Congoleum repurchased $.2 million of its Class A Common Stock. ABI also purchased $.2 million of Congoleum Class A Common Stock during the first quarter of 2000.

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of April 1, 2000 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at April 1, 2000, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  April 1, 2000

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended April 1, 2000.

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


                                                  AMERICAN BILTRITE INC.
                                                  ----------------------
                                                       (Registrant)


Date: May 11, 2000                           BY: /s/
                                                 --------------------------
                                                 Howard N. Feist III
                                                 Vice President-Finance