Form 10-Q
period 2000-06-01
AMERICAN BILTRITE INC
filed 2000-08-07
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended July 1, 2000                    Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-1701350
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
Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                                Outstanding at August 1, 2000
-------------------                                -----------------------------
       Common                                             3,517,386 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                                              July 1,              December 31,
                                                                               2000                    1999
                                                                             --------              ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $ 22,618                $ 27,285
    Short-term investments                                                      6,503                  19,232
    Accounts receivable, net                                                   43,282                  30,586
    Inventories                                                                90,206                  82,977
    Prepaid expenses & other current assets                                    10,789                  11,672
                                                                             --------                --------

                  TOTAL CURRENT ASSETS                                        173,398                 171,752

Goodwill, net                                                                  21,943                  21,361
Other assets                                                                   14,731                  14,619
Property, plant and equipment, net                                            138,634                 136,328
                                                                             --------                --------
                  TOTAL ASSETS                                               $348,706                $344,060
                                                                             ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                            $ 14,500
    Accounts payable                                                           26,284               $  27,453
    Accrued expenses                                                           51,834                  54,216
    Current portion of long-term debt                                           3,638                   3,139
                                                                             --------                --------

                  TOTAL CURRENT LIABILITIES                                    96,256                  84,808

Long-term debt                                                                107,410                 110,966
Other liabilities                                                              49,998                  50,309
Noncontrolling interests                                                       16,876                  19,596

STOCKHOLDERS' EQUITY
    Common stock, par value $0.01-authorized
       15,000,000 shares, issued 4,607,902 shares                                  46                      46
    Additional paid-in capital                                                 19,423                  19,423
    Retained earnings                                                          76,277                  75,730
    Accumulated other comprehensive loss                                       (3,840)                 (3,347)
    Less cost of shares in treasury                                           (13,740)                (13,471)
                                                                             --------                --------
                                                                               78,166                  78,381
                                                                             --------                --------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                       $348,706                $344,060
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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                            (In thousands of dollars)

                                            Three Months Ended        Six Months Ended
                                            July 1,     July 3,      July 1,      July 3,
                                             2000        1999         2000         1999
                                          ------------------------------------------------

Net sales                                 $ 102,398    $ 104,002    $ 204,843    $ 210,989
Interest and other income                     1,068        1,471        1,733        1,955
                                          ---------    ---------    ---------    ---------
                                            103,466      105,473      206,576      212,944
                                          ---------    ---------    ---------    ---------
Costs and expenses:
    Cost of products sold                    73,556       71,740      147,887      146,290
    Selling, general and administrative
       expenses                              27,716       28,122       55,199       55,649
    Interest                                  2,301        2,388        4,439        4,791
                                          ---------    ---------    ---------    ---------
                                            103,573      102,250      207,525      206,730
                                          ---------    ---------    ---------    ---------
    (LOSS) EARNINGS BEFORE
      INCOME TAXES AND NONCONTROLLING
      INTERESTS                                (107)       3,223         (949)       6,214

(Credit) provision for income taxes             (41)       1,287         (344)       2,464

Noncontrolling interests                      1,050         (604)       1,939         (960)
                                          ---------    ---------    ---------    ---------

         NET EARNINGS                     $     984    $   1,332    $   1,334    $   2,790
                                          =========    =========    =========    =========

Earnings per share:

    Basic                                 $     .28    $     .37    $     .38    $     .77

    Diluted                               $     .28    $     .36    $     .38    $     .75

Dividends declared per common share       $    .125    $    .125    $     .25    $     .25

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                          Six Months Ended
                                                         July 1,     July 3,
                                                          2000        1999
                                                        --------    --------
OPERATING ACTIVITIES
    Net earnings                                        $  1,334    $  2,790
    Adjustments to reconcile net earnings to net cash
      used by operating activities:
         Depreciation and amortization                     8,534       7,891
         Deferred income taxes                            (1,141)        146
         Accounts and notes receivable                   (12,952)     (8,759)
         Inventories                                      (7,649)    (22,172)
         Prepaid expenses and other current assets         1,461        (827)
         Accounts payable and accrued expenses            (3,419)     11,237
         Noncontrolling interests                         (1,939)        960
         Other                                              (253)        121
                                                        --------    --------

      NET CASH USED BY OPERATING ACTIVITIES              (16,024)     (8,613)

INVESTING ACTIVITIES
    Investment in property, plant and equipment          (10,424)    (10,551)
    Purchase of short-term investments                    (6,453)     (4,301)
    Maturities of short-term investments                  19,182       4,301
                                                        --------    --------

      NET CASH PROVIDED (USED) BY INVESTING
         ACTIVITIES                                        2,305     (10,551)

FINANCING ACTIVITIES
    Net short-term borrowings                             14,500       7,700
    Payments on long-term debt                            (3,049)     (4,171)
    Additional investment in subsidiaries                 (1,381)       (124)
    Purchase of treasury shares                             (466)     (3,356)
    Dividends paid                                          (879)       (903)
                                                        --------    --------

      NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                        8,725        (854)
Effect of foreign exchange                                   327         767
                                                        --------    --------

      DECREASE IN CASH AND CASH EQUIVALENTS               (4,667)    (19,251)

Cash and cash equivalents at beginning of year            27,285      59,505
                                                        --------    --------

      CASH AND CASH EQUIVALENTS AT END OF
         PERIOD                                         $ 22,618    $ 40,254
                                                        ========    ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 1, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note B - Inventories

Inventory at July 1, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                July 1,         December 31,
                                                 2000               1999
                                                -------         ------------

Finished goods                                  $65,538            $61,695
Work-in-process                                  11,059              8,628
Raw materials and supplies                       13,609             12,654
                                                -------            -------
                                                $90,206            $82,977
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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 1, 2000

Note D - Comprehensive Income

The following table presents total comprehensive income for the three months and six months ended July 1, 2000 and July 3, 1999 (in thousands):

                                               Three Months Ended      Six Months Ended
                                                July 1,  July 3,       July 1,  July 3,
                                                 2000     1999          2000     1999
                                                ------   -------       ------   ------
Net earnings                                    $  984   $ 1,332       $ 1,334    $ 2,790
Foreign currency translation adjustments          (405)      365          (493)       698
                                                ------   -------       -------    -------

         Total comprehensive income             $  579   $ 1,697       $   841    $ 3,488
                                                ======   =======       =======    =======

Note E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended July 1, 2000 and July 3, 9999:

                                               Three Months Ended      Six Months Ended
                                                July 1,  July 3,       July 1,  July 3,
                                                 2000     1999          2000     1999
                                                ------   -------       ------   ------
Numerator:
    Net income                                  $  984   $ 1,332       $1,334   $2,790
                                                ======   =======       ======   ======
Denominator:
    Denominator for basic earnings per share:
      Weighted-average shares                    3,517     3,584        3,519    3,616
    Denominator for diluted earnings
    per share:
      Dilutive employee stock options               24        70           24       91
                                                ------   -------       ------   ------

      Weighted-average shares and
       assumed conversions                       3,541     3,654        3,543    3,707
                                                ======   =======       ======   ======

Basic earnings per share                        $  .28   $   .37       $  .38   $  .77
                                                ======   =======       ======   ======

Diluted earnings per share                      $  .28   $   .36       $  .38   $  .75
                                                ======   =======       ======   ======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   July 1,2000

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

Segment Profit and Assets
          (In thousands)                      Three Months Ended               Six Months Ended
                                            July 1,         July 3,         July 1,         July 3,
                                              2000            1999           2000            1999
                                           ---------       ---------       ---------       ---------
Revenues
Revenues from external customers:
    Flooring products                      $  55,169       $  64,130       $ 111,925       $ 129,292
    Tape products                             24,825          22,237          47,790          43,840
    Jewelry                                    9,869           6,662          20,204          17,199
    Canadian division                         12,535          10,973          24,924          20,658
                                           ---------       ---------       ---------       ---------
         Total revenues from external
         customers                           102,398         104,002         204,843         210,989
                                           ---------       ---------       ---------       ---------
Intersegment revenues:
    Flooring products                             94             177             205             402
    Tape products                                  4              45              85             105
    Jewelry
    Canadian division                          1,558           2,421           3,082           4,497
                                           ---------       ---------       ---------       ---------
         Total intersegment revenues           1,656           2,643           3,372           5,004
                                           ---------       ---------       ---------       ---------
                                             104,054         106,645         208,215         215,993
Reconciling items
    Intersegment revenues                     (1,656)         (2,643)         (3,372)         (5,004)
                                           ---------       ---------       ---------       ---------
         Total consolidated revenues       $ 102,398       $ 104,002       $ 204,843       $ 210,989
                                           =========       =========       =========       =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 1, 2000

Note F - Industry Segments continued

          (In thousands)                                    Three Months Ended             Six Months Ended
                                                         July 1,         July 3,         July 1,        July 3,
                                                           2000            1999            2000           1999
                                                        ---------       ---------       ---------       ---------
Segment profit (loss)
    Flooring products                                   $  (2,891)      $   1,915       $  (5,961)      $   3,098
    Tape products                                           2,127           1,523           3,587           2,862
    Jewelry                                                    19          (1,092)            (50)         (1,255)
    Canadian division                                       1,085           1,183           2,256           2,034
                                                        ---------       ---------       ---------       ---------
         Total segment profit                                 340           3,529            (168)          6,739

Reconciling items
    Corporate office loss                                    (422)           (251)           (795)           (428)
    Intercompany profit                                       (25)            (55)             14             (97)
                                                        ---------       ---------       ---------       ---------
       Total consolidated earnings before
       income taxes and other items                     $    (107)      $   3,223       $    (949)      $   6,214
                                                        =========       =========       =========       =========

                                                         July 1,         Dec. 31,
                                                          2000             1999
                                                        ---------       ---------
Segment assets
    Flooring products                                   $ 228,182       $ 231,817
    Tape products                                          65,305          49,876
    Jewelry                                                18,238          15,737
    Canadian division                                      28,148          27,146
                                                        ---------       ---------
         Total segment assets                             339,873         324,576

Reconciling items
    Corporate office assets                                28,988          26,702
    Intersegment accounts receivable                      (19,954)         (7,003)
    Intersegment profit in inventory                         (201)           (215)
                                                        ---------       ---------
         Total consolidated assets                      $ 348,706       $ 344,060
                                                        =========       =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 1, 2000

Results of Operations

Net sales for the second quarter of 2000 were $102.4 million compared to $104.0 million for the second quarter of 1999, a decrease of $1.6 million or 1.5%. This decrease was due to lower revenues in the flooring segment (Congoleum) resulting from decreased distributor purchases and weakness in the manufactured housing industry. This more than offset the sales improvements in the tape, jewelry and Canadian segments.

Sales for the first six months of 2000 were $204.8 million compared to $211.0 million last year. Sales performance at Congoleum, as noted above, accounts for the year-to-date decrease, despite significantly higher sales at ABI's tape, jewelry and Canadian operations.

Interest and other income decreased in the current quarter to $1.1 million from $1.5 million in last year's second quarter and decreased to $1.7 million for six months this year from $2.0 million last year. The primary cause of this decrease in 2000 is due to lower licensing income at Congoleum.

Cost of products sold as a percentage of net sales increased in the current quarter to 71.8% from 69.0% in last year's second quarter. For the six month period ending July 1, 2000, cost of products sold as a percentage of sales was 72.2% versus 69.3% one year earlier. This increase was primarily due to reduced production available to absorb overhead at Congoleum.

Selling, general and administrative expenses as a percentage of net sales in the current quarter increased to 27.1% from 27.0% last year and for the current six months increased to 26.9% from 26.4% and is the result of lower sales volume levels experienced in the current quarter coupled with reductions in expenses.

Interest expense in both the current quarter and six months reflects slight decreases compared to last year and is due to a greater portion of interest being capitalized in connection with capital projects in the current year.

Net earnings for the second quarter of 2000 was $1.0 million compared to $1.3 million last year and for the first six months of 2000 was $1.3 million compared to $2.8 million last year. Income increased for the three and six month periods in 2000 at both the tape and Canadian segments, while results improved at the jewelry operation to break even from a loss in the year earlier periods. Congoleum reported losses for the three and six month periods of this year, compared with income in the prior year.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 1, 2000

Liquidity and Capital Resources

Cash and cash equivalents decreased $4.7 million for the six months ended July 1, 2000 to $22.6 million. Working capital was $77.1 million, down from $86.9 million at year end 1999. The ratio of current assets to current liabilities at July 1, 2000 was 1.8 and at December 31, 1999 was 2.0. Cash used by operations was $15.8 million in the first six months of 2000 due to increases in accounts receivable arising from seasonal sales patterns and increases in inventory levels for planned vacation shutdown of certain plants in the third quarter.

Capital expenditures in the current six months were $10.4 million and depreciation and amortization expense was $8.5 million. It is anticipated that total year capital spending will be in the range of $20 to $22 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $2.5 million of ABI's Common Stock and $0.7 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $35.0 million and at Congoleum are $30.0 million. During the six months ended July 1, 2000, ABI repurchased $0.3 million of its Common Stock, Congoleum repurchased $0.2 million of its Common Stock and ABI purchased $0.2 million of Congoleum Common Stock.

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of July 1, 2000 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  July 1, 2000

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at July 1, 2000, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  July 1, 2000

Item 4.  Submission of Matters to a Vote of Security Holders:

         At the Annual Meeting of Stockholders held on May 9, 2000, the following action was taken:

         Three nominees were elected as Class I Directors who will hold office until the Annual Meeting of Stockholders in 2003 and until their successors are duly elected and qualify.

                                                                             Witheld From
         Name                               Votes For                        All Nominees
         ----                               ---------                        ------------

         Gilbert K. Gailius                 3,061,691                           11,837
         Richard G. Marcus                  3,062,695                           10,833
         Frederick H. Joseph                3,062,291                           11,237

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended July 1, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMERICAN BILTRITE INC.
                                                       (Registrant)


Date: August 2, 2000                                BY: /s/  Howard N. Feist III
                                                        ------------------------
                                                        Howard N. Feist III
                                                        Vice President-Finance