Form 10-Q
period 2000-09-30
AMERICAN BILTRITE INC
filed 2000-11-09
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000              Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                04-1701350
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
Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                             Outstanding at November 8, 2000
-------------------                             -------------------------------
       Common                                             3,517,290 shares

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                     September 30,  December 31,
                                                         2000           1999
                                                      ---------      ---------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                         $  22,541      $  27,285
    Short-term investments                               11,233         19,232
    Accounts receivable, net                             46,271         30,586
    Inventories                                          80,886         82,977
    Prepaid expenses & other current assets               9,794         11,672
                                                      ---------      ---------

                  TOTAL CURRENT ASSETS                  170,725        171,752

Goodwill, net                                            21,679         21,361
Other assets                                             14,728         14,619
Property, plant and equipment, net                      139,837        136,328
                                                      ---------      ---------
                  TOTAL ASSETS                        $ 346,969      $ 344,060
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                     $  15,600
    Accounts payable                                     29,659      $  27,453
    Accrued expenses                                     42,997         54,216
    Current portion of long-term debt                     3,634          3,139
                                                      ---------      ---------

                  TOTAL CURRENT LIABILITIES              91,890         84,808

Long-term debt                                          107,386        110,966
Other liabilities                                        49,089         50,309
Noncontrolling interests                                 18,086         19,596

STOCKHOLDERS' EQUITY
    Common stock, par value $0.01-authorized
       15,000,000 shares, issued 4,607,902 shares            46             46
    Additional paid-in capital                           19,423         19,423
    Retained earnings                                    78,928         75,730
    Accumulated other comprehensive loss                 (4,138)        (3,347)
    Less cost of shares in treasury                     (13,741)       (13,471)
                                                      ---------      ---------
                                                         80,518         78,381
                                                      ---------      ---------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                $ 346,969      $ 344,060
                                                      =========      =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
               (In thousands of dollars, except per share amounts)

                                               Three Months Ended            Nine Months Ended
                                          September 30,   October 2,    September 30,  October 2,
                                               2000           1999           2000          1999
                                          -------------------------------------------------------

Net sales                                   $ 112,685      $ 106,950      $ 317,528     $ 317,939
Interest and other income                         603            980          2,336         2,935
                                            ---------      ---------      ---------     ---------
                                              113,288        107,930        319,864       320,874
                                            ---------      ---------      ---------     ---------
Costs and expenses:
    Cost of products sold                      79,676         72,835        227,563       219,125
    Selling, general and administrative
       Expenses                                24,610         27,236         79,809        82,885
    Interest                                    2,361          2,318          6,800         7,109
                                            ---------      ---------      ---------     ---------
                                              106,647        102,389        314,172       309,119
                                            ---------      ---------      ---------     ---------
    EARNINGS BEFORE INCOME TAXES AND
       NON-CONTROLLING INTERESTS                6,641          5,541          5,692        11,755

Provision for income taxes                      2,408          2,003          2,064         4,467

Noncontrolling interests                       (1,142)          (701)           797        (1,661)
                                            ---------      ---------      ---------     ---------

         NET EARNINGS                       $   3,091      $   2,837      $   4,425     $   5,627
                                            =========      =========      =========     =========

Earnings per share:

    Basic                                   $     .88      $     .79      $    1.26     $    1.56

    Diluted                                 $     .87      $     .78      $    1.25     $    1.53

Dividends declared per common share         $    .125      $    .125      $    .375     $    .375

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                           Nine Months Ended
                                                      September 30,   October 2,
                                                           2000          1999
                                                         --------      --------
OPERATING ACTIVITIES
    Net earnings                                         $  4,425      $  5,627
    Adjustments to reconcile net earnings to net cash
      Provided (used) by operating activities:
         Depreciation and amortization                     12,945        11,936
         Accounts and notes receivable                    (16,169)       (7,022)
         Inventories                                        1,323       (18,799)
         Prepaid expenses and other current assets          1,879        (4,008)
         Deferred Taxes                                    (1,128)        2,722
         Accounts payable and accrued expenses             (9,210)        6,104
         Noncontrolling interests                            (797)        1,624
         Other                                               (190)          691
                                                         --------      --------

      NET CASH USED BY OPERATING ACTIVITIES                (6,922)       (1,125)

INVESTING ACTIVITIES
    Investment in property, plant and equipment           (15,889)      (18,030)
    Purchase of short-term investments                    (17,535)       (4,301)
    Maturities of short-term investments                   25,534         4,301
                                                         --------      --------

      NET CASH USED BY INVESTING ACTIVITIES                (7,890)      (18,030)

FINANCING ACTIVITIES
    Net short-term borrowings                              15,600         8,500
    Payments on long-term debt                             (3,059)       (4,179)
    Additional investment in subsidiaries                  (1,407)         (124)
    Purchase of treasury shares                              (467)       (4,950)
    Dividends paid                                         (1,319)       (1,350)
                                                         --------      --------

      NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                         9,348        (2,103)
Effect of foreign exchange                                    720           515
                                                         --------      --------

      DECREASE IN CASH AND CASH EQUIVALENTS                (4,744)      (20,743)

Cash and cash equivalents at beginning of period           27,285        59,505
                                                         --------      --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 22,541      $ 38,762
                                                         ========      ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note B - Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.

The Company will adopt SAB 101 in the fourth quarter of fiscal 2000 and SFAS 133 in the first quarter of fiscal 2001. The adoption of these pronouncements is not expected to have a significant effect on the Company's consolidated results of operations or financial position.

Note C - Inventories

Inventory at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                            September 30,       December 31,
                                                2000                1999
                                         ---------------------------------------

Finished goods                                 $57,295             $61,695
Work-in-process                                 10,251               8,628
Raw materials and supplies                      13,340              12,654
                                               -------             -------
                                               $80,886             $82,977
                                               =======             =======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

Note D - Commitments and Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities. While the Company believes that its estimate of the future amount of these liabilities is reasonable, the ultimate outcome of these matters cannot be determined.

Note E - Comprehensive Income

The following table presents total comprehensive income for the three months and nine months ended September 30, 2000 and October 2, 1999 (in thousands):

                                          Three Months Ended               Nine Months Ended
                                     September 30,    October 2,      September 30,    October 2,
                                         2000            1999             2000            1999
                                         ----            ----             ----            ----

Net earnings                            $ 3,091        $ 2,837          $ 4,425         $ 5,627
Foreign currency translation
  adjustments                              (298)          (125)            (791)            573
                                        -------        -------          -------         -------

         Total comprehensive income     $ 2,793        $ 2,712          $ 3,634         $ 6,200
                                        =======        =======          =======         =======

Note F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2000 and October 2, 1999 (in thousands, except per share amounts:)

                                                          Three Months Ended                  Nine Months Ended
                                                    September 30,      October 2,       September 30,      October 2,
                                                        2000              1999               2000             1999
                                                        ----              ----               ----             ----
Numerator:
    Net income                                         $3,091            $2,837             $4,425           $5,627
                                                       ======            ======             ======           ======
Denominator:
    Denominator for basic earnings
    per share:
      Weighted-average shares                           3,517             3,573              3,518            3,602
    Denominator for diluted earnings per share:
      Dilutive employee stock options                      21                71                 23               84
                                                       ------            ------             ------           ------
      Weighted-average shares and
       Assumed conversions                              3,538             3,644              3,541            3,686
                                                       ======            ======             ======           ======

Basic earnings per share                               $  .88            $  .79             $ 1.26           $ 1.56
                                                       ======            ======             ======           ======

Diluted earnings per share                             $  .87            $  .78             $ 1.25           $ 1.53
                                                       ======            ======             ======           ======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

Note G - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division which produces flooring and rubber products. Congoleum represents the Company's flooring products segment, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium, Singapore and Italy. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to the mass merchandiser markets. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Segment Profit and Assets
     (In thousands)                            Three Months Ended                   Nine Months Ended
                                          September 30,      October 2,       September 30,       October 2,
                                               2000             1999              2000               1999
                                               ----             ----              ----               ----
Revenues
Revenues from external customers:
    Flooring products                       $  60,891        $  61,779        $ 172,816          $ 191,071
    Tape products                              24,053           21,902           71,843             65,742
    Jewelry                                    15,061           12,643           35,265             29,842
    Canadian division                          12,680           10,626           37,604             31,284
                                            ---------        ---------        ---------          ---------
         Total revenues from external
         Customers                            112,685          106,950          317,528            317,939
                                            ---------        ---------        ---------          ---------
Intersegment revenues:
    Flooring products                              88              715              293              1,117
    Tape products                                  22               32              107                137
    Jewelry
    Canadian division                           1,210            1,026            4,292              5,523
                                            ---------        ---------        ---------          ---------
         Total intersegment revenues            1,320            1,773            4,692              6,777
                                            ---------        ---------        ---------          ---------
                                              114,005          108,723          322,220            324,716
Reconciling items
    Intersegment revenues                      (1,320)          (1,773)          (4,692)            (6,777)
                                            ---------        ---------        ---------          ---------
         Total consolidated revenues        $ 112,685        $ 106,950        $ 317,528          $ 317,939
                                            =========        =========        =========          =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

Note G - Industry Segments continued

          (In thousands)                     Three Months Ended                   Nine Months Ended
                                       September 30,       October 2,       September 30,      October 2,
                                            2000              1999              2000              1999
                                            ----              ----              ----              ----
Segment profit (loss)
    Flooring products                    $  2,651          $  2,417          $ (3,310)         $  5,515
    Tape products                           1,591             1,548             5,178             4,410
    Jewelry                                 1,797               860             1,747              (395)
    Canadian division                         989               972             3,245             3,006
                                         --------          --------          --------          --------
         Total segment profit               7,028             5,797             6,860            12,536

Reconciling items
    Corporate office loss                    (419)             (293)           (1,214)             (721)
    Intercompany profit                        32                37                46               (60)
                                         --------          --------          --------          --------
       Total consolidated
       earnings before income taxes
       and other items                   $  6,641          $  5,541          $  5,692          $ 11,755
                                         ========          ========          ========          ========

                                            September 30,       December 31,
                                                 2000               1999
                                                 ----               ----
Segment assets
    Flooring products                          $220,869            $231,817
    Tape products                                63,454              49,876
    Jewelry                                      24,904              15,737
    Canadian division                            28,563              27,146
                                               --------            --------
         Total segment assets                   337,790             324,576

Reconciling items
    Corporate office assets                      28,683              26,702
    Intersegment accounts receivable            (19,335)             (7,003)
    Intersegment profit in inventory               (169)               (215)
                                               --------            --------
         Total consolidated assets             $346,969            $344,060
                                               ========            ========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

Note H - Distribution

On September 25, 2000 Congoleum announced the appointment of Mohawk Industries, Inc. ("Mohawk") as a distributor of its products throughout the continental United States effective November 1, 2000. Congoleum also announced it would be phasing out its distributor arrangements with LDBrinkman & Co. ("Brinkman"), its distributor in the central and western United States, which accounted for 21% of Congoleum's sales in 1999. On October 5, 2000, Congoleum filed a demand for arbitration with the American Arbitration Association ("AAA") in New York, New York requesting that a panel of three arbitrators declare that Congoleum rightfully terminated its distributor agreement with Brinkman and award Congoleum damages relating to Brinkman's alleged breaches of the distributor agreement as well as pre-award interest, attorneys' fees and costs. On October 6, 2000, Brinkman filed its own demand for arbitration with the AAA in Atlanta, Georgia requesting that the arbitrators find that Congoleum wrongfully terminated the distributor agreement and award emergency relief prohibiting Congoleum from selling products to Mohawk, Congoleum's new distributor, and requiring that Congoleum continue to sell products to Brinkman for Brinkman's distribution, or award Brinkman damages. These two proceedings have been consolidated with the AAA in its New York, New York offices. Subsequent to the parties' initial filings with the AAA, Brinkman filed an application for emergency relief with the AAA requesting an interim award for the emergency relief. On November 3, 2000, the arbitrator ordered that Congoleum may continue to sell products to Mohawk for Mohawk's distribution and that, until January 1, 2001 (unless this order is otherwise vacated, modified or extended by the arbitration panel), Congoleum should continue to sell products to Brinkman for Brinkman's distribution under the parties' customary delivery and pricing terms.

Although Congoleum does not anticipate any disruption of sales as a result of these proceedings and its transition of distribution, there can be no assurances about the outcome or the potential impact on sales. Congoleum expects to record a charge in the fourth quarter of 2000 for costs associated with this transition.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2000

Results of Operations

Net sales for the third quarter of 2000 were $112.7 million compared to $107.0 million for the third quarter of 1999, an increase of $5.7 million or 5.3%. This increase came from sales increases in the Tape, Jewelry and Canadian segments, partly offset by lower revenues in the flooring segment (Congoleum). Tape segment sales increased in most product lines, with automotive products providing the majority of the growth. Jewelry segment sales were higher than last year primarily due to earlier shipments of holiday goods coupled with increased sales of serviced products. Sales of the Canadian segment increased as a result of higher shipments of flooring and industrial products. Congoleum's sales declined due to lower sales to the manufactured housing industry, partly offset by sales of newly introduced residential products.

Sales for the first nine months of 2000 were $317.5 million, essentially even with the sales of $317.9 million in the first nine months of 1999. Lower sales at Congoleum, particularly in the first half of 2000 preceding a new product introduction, have offset higher sales in the other three segments.

Interest and other income decreased in the current quarter to $0.6 million from $1.0 million in last year's third quarter and decreased to $2.3 million for nine months this year from $2.9 million last year, as a result of declines in both interest and licensing income.

Cost of products sold as a percentage of net sales increased in the current quarter to 70.7% from 68.1% in last year's third quarter. For the nine month period ending September 30, 2000, cost of products sold as a percentage of sales was 71.7% versus 68.9% one year earlier. Gross profit margins for the three and nine month periods ended September 30, 2000 are below year earlier levels at the Canadian division and Congoleum due to higher raw material costs and, in the case of Congoleum, lower production volumes available to absorb factory overhead. Gross profit margins in the Tape segment were higher than prior year levels for the quarter and nine month periods due to higher production volumes. Gross profit margins in the jewelry segment were higher than last year for the third quarter and year-to-date due to increased sales of serviced products, which afford higher gross margins (but entail higher selling expenses).

Selling, general and administrative expenses as a percentage of net sales in the current quarter decreased to 21.8% from 25.5% last year and for the current nine months decreased to 25.1% from 26.1%. Selling, general and administrative expenses were higher than prior year at the Tape,

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2000

Jewelry, and Canadian segments for the quarter and year-to-date due to higher sales volume, but declined as a percentage of sales. Selling, general and administrative expenses at Congoleum are below year earlier levels in both the third quarter and year-to-date periods, as a result of cost reductions initiated earlier this year.

Interest expense in the current quarter is slightly higher than last year and for the nine months reflects a modest decrease compared to last year.

Net earnings for the third quarter of 2000 was $3.1 million compared to $2.8 million last year and for the first nine months of 2000 was $4.4 million compared to $5.6 million last year. Income increased for the three and nine month periods in 2000 at the Tape, Jewelry and Canadian segments. Congoleum reported a profit for the current three month period of this year, but still reports a loss for the nine months of this year, compared with income in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased $4.8 million for the nine months ended September 30, 2000 to $22.5 million. Working capital was $78.8 million, down from $86.9 million at year end 1999. The ratio of current assets to current liabilities at September 30, 2000 was 1.9 and at December 31, 1999 was 2.0. Cash used by operations was $6.9 million in the first nine months of 2000 due to increases in accounts receivable arising from seasonal sales patterns.

Capital expenditures in the current nine months were $15.9 million and depreciation and amortization expense was $12.9 million. It is anticipated that total year capital spending will be in the range of $20 to $22 million.

On October 12, 2000, the Company acquired Janus Flooring, Inc. ("Janus") a producer of prefinished hardwood flooring based in Toronto, Canada. Janus had 1999 sales of $CDN 11.8 million and income of $CDN 163 thousand. The Company purchased all the outstanding shares of Janus for $CDN 4.5 million and assumed $CDN 4.7 million in liabilities, of which $CDN 3.0 million was refinanced at the time of purchase. Cash for the transaction was provided from the Company's operating lines and a $CDN 4.5 million one year note.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2000


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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $2.5 million of ABI's Common Stock and $0.7 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit which at ABI are presently $35.0 million and at Congoleum are $30.0 million. During the nine months ended September 30, 2000, ABI repurchased $0.3 million of its Common Stock, Congoleum repurchased $0.2 million of its Common Stock and ABI purchased $0.2 million of Congoleum Common Stock.

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of September 30, 2000 consisted of indebtedness with a fixed rate of interest which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at September 30, 2000, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                               September 30, 2000

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended September 30, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AMERICAN BILTRITE INC.
                                                      (Registrant)


Date: November 9, 2000                           BY:  /s/ Howard N. Feist III
                                                      --------------------------
                                                      Howard N. Feist III
                                                      Vice President-Finance