Form 10-K405
period 2000-12-31
AMERICAN BILTRITE INC
filed 2001-03-26
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 7, 2001 was $22,056,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 7, 2001 was 3,487,885 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the proxy statement for the annual meeting of stockholders to be held on May 8, 2001, which will be filed by the registrant within 120 days after December 31, 2000.

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

In 1995, ABI acquired a controlling interest in K&M, a national supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories. ABI, through wholly owned subsidiaries, at January 31, 2001, owns an aggregate 94.5% interest (7% as sole general partner and 87.5% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers and other major retailers. It also services certain retail merchandisers' in-store operations in fashion jewelry and related accessories departments by assisting retailers in managing inventory and maintaining displays.

At the beginning of 1995, ABI indirectly held an 8% limited partner interest in K&M. During 1995 and in January of 1996, the Company acquired, through a series of transactions by its wholly owned subsidiaries, an additional 67.25% in limited partner interests and a 7% sole general partner interest in K&M for an aggregate consideration of $15.5 million in cash, notes and ABI common stock. In conjunction with these K&M transactions, a wholly owned subsidiary of ABI also entered into agreements with the remaining limited partners of K&M which provide the ABI subsidiary with the option to buy, and the limited partners the option to sell, the limited partners' respective remaining interests in K&M for an aggregate consideration calculated in accordance with a predetermined formula which is based in part on such limited partner's capital account balance at the time of sale. As of the date hereof, based on K&M capital account balances as of December 31, 2000, the aggregate purchase price under the option agreements for the remaining limited partner interests in K&M would be $2.5 million. See Note 5 of Notes to the Consolidated Financial Statements.

As of December 31, 2000, ABI owns a 55% equity interest in Congoleum, a leading manufacturer of resilient floor tile and sheet vinyl flooring.

On February 8, 1995, Congoleum completed a public offering of 4,650,000 shares of Class A common stock at $13 per share. The net proceeds of the offering, together with certain other funds of Congoleum, were used to acquire a portion of Congoleum's outstanding Class B common stock held by Hillside Industries Incorporated. In conjunction with the transaction, ABI exchanged its then existing shares of Class B common stock for 4,395,605 shares of a new series of Class B common stock. The exchange of stock did not change the Company's 44% equity ownership interest; however, the new shares represented 57% of the voting power of the outstanding shares of Congoleum, giving ABI majority voting control. The accounts of Congoleum have been consolidated with the financial statements of ABI since 1995. During 1997 and 1998, Congoleum's Board of Directors approved a plan to repurchase up to $15,000,000 of Congoleum's common stock (Class A and Class B shares). Under that plan, Congoleum has repurchased 1,741,865 shares of Class A and Class B common stock at fair market value for a total amount of $13,913,000. During 2000, ABI purchased directly 151,100 shares of Congoleum Class A common stock for $437,000. The effect of the repurchase of shares was to increase ABI's ownership interest from 44% to 55%. In addition, as of December 31, 2000, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Class B common stock represented 69.5% of the voting control of Congoleum.

Outside the United States, in addition to international sales of Tape Division products, the Division operates facilities in Belgium and Singapore, where bulk tape products are converted into various sizes, and a distribution facility in Italy, to quickly respond to customer demands in the European and Asian markets. Other international operations include: a wholly owned Canadian subsidiary ("ABI-Canada") which produces resilient floor tile, rubber tiles and Uni-Turf (a vinyl-based floor covering for use in indoor sports facilities) under license from ABI and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material); a wholly owned Canadian subsidiary Janus Flooring Corporation ("Janus"), acquired by ABI in October, 2000, which produces prefinished solid hardwood flooring, a 50% direct equity interest in a Honduran producer of footwear components; and, through the Honduran corporation, an indirect interest in a Guatemalan foam product manufacturer.

For financial reporting purposes, as a result of the consolidation of the accounts of Congoleum and K&M into the financial statements of ABI, ABI operates in four industry segments: flooring products, tape products, jewelry and the Canadian division which produces flooring and rubber products. See Note 16 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

      (b) Financial Information about Industry Segments. Business segment information is in Note 16 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

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

Janus's prefinished solid hardwood flooring products are marketed in Canada and the United States principally through distributors.

Congoleum currently sells its products through approximately 25 distributors providing approximately 88 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining competitive position. While most of its distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's sales, at least until a suitable replacement is in place. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

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

Financial information about products that contributed to more than 10% of the Company's consolidated revenue during the last three fiscal years is included in
Note 16 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

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

Competition. All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI's tape products compete with some of the largest fully integrated rubber and plastic companies, as well as smaller producers. Included among their competitors are 3M, Fasson, Dupont Kansai, Ivex and R-Tape. ABI-Canada's flooring products compete with those of other manufacturers of rubber and vinyl floor tiles and with all other types of floor covering. ABI-Canada competes with Armstrong World Industries, Inc., V.P.I. and Mondo and with other manufacturers of alternate floor covering products. In the rubber products category, ABI-Canada has several competitors, principally among them being Garlock Sealing Division of B.F. Goodrich, The Biltrite Corporation and West America Rubber Company.

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

Patents and Trademarks. ABI and its subsidiaries own many trademarks, principal among them are the AB(R) logo, TransferRite(R) at the Tape Division and Amtico(R) which is used solely in the Canadian market. These trademarks along with a number of trademarks at K&M are important for the

Company in maintaining its competitive position. Congoleum believes that the Congoleum brand name, as well as the other trademarks it holds, are important to maintaining competitive position. In 1993, Congoleum sold the rights to the Amtico trademark in the United States and began selling tile under the Congoleum brand name. Congoleum also believes that patents and know-how play an important role in maintaining competitive position. In particular, Congoleum utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

Research and Development. Research and development efforts of both ABI and Congoleum concentrate on new product development and expanding technical expertise in the various manufacturing processes. ABI also focuses on improving existing products. Congoleum also concentrates on ways to increase product durability. Expenditures for research and development were $5,486,000, $5,620,000, and $5,175,000 on a consolidated basis for the years ended December 31, 2000, 1999 and 1998, respectively.

Key Customers. For the year ended December 31, 2000, two customers of Congoleum each accounted for over 10% of ABI's consolidated sales revenue. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its distributor in the Western U.S., LD Brinkman & Co. K&M sales during 2000 included sales to large customers which accounted for less than 10% of ABI's consolidated sales revenue. K&M's top three customers in terms of net sales in 2000 together account for approximately 90% of K&M's aggregate net sales, and the loss of any such customer would have a material adverse effect on K&M. Sales to four unaffiliated customers of ABI's Tape Division together constitute approximately 27% of the sales for the Division. These sales constitute less than 10% of ABI's consolidated sales. The loss of two or more of these customers would have a significant, adverse effect on the Division's revenue. See Note 16 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 2000 and 1999 was $14,000,000 and $15,400,000, respectively. It is anticipated that all of the backlog as of December 31, 2000 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

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

Due to the nature of Congoleum's business and certain of the substances which are or have been used, produced or discharged by Congoleum, Congoleum's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, disposal, handling, emission, transportation and discharge into the environment of hazardous substances. Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. Congoleum does not anticipate that the additional costs of these measures will be material. In connection with the acquisition of the Tile Division, American Biltrite signed a similar consent order with respect to the Trenton tile facility, and Congoleum agreed to be financially responsible for any cleanup measures required. In 2000, Congoleum incurred capital expenditures of approximately $6,000 for environmental compliance and control facilities.

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

Employees. As of December 31, 2000, ABI employed approximately 3,040 people.

      (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is in
Note 16 of Notes to the Consolidated Financial Statements, set forth in Item 8 below. Export sales from the United States were $25,240,000 in 2000, $22,903,000 in 1999 and $20,886,000 in 1998.

ITEM 2. PROPERTIES

At December 31, 2000, ABI and Congoleum operated a total of ten manufacturing plants, leased corporate and marketing office and warehousing space, and ABI operated a jewelry product distribution warehouse, as follows:

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

Marcus Hook, PA               1,000,000        Owned       Flooring products

Trenton, NJ                     282,000        Owned       Flooring products

Finksburg, MD                   107,000        Owned       Flooring products

Trenton, NJ                     111,314       Leased       Flooring products

Mercerville, NJ                  47,082       Leased       Flooring products

Sherbrooke, Quebec              358,000        Owned       Canadian division

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

Toronto, Ontario                 60,000        Owned       Flooring products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon. ABI considers that all of its properties are in good condition and have been well maintained.

It is estimated that during 2000, ABI's plants for the manufacture of floor covering products operated at approximately 64% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 107% of aggregate capacity and the Canadian division operated at approximately 110% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.


ITEM 3.  LEGAL PROCEEDINGS

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately three hundred and thirty pending claims involving approximately 1,275 individuals as of December 31, 2000. These claims allege personal injury from exposure to asbestos or asbestos-containing products. See Note 11 to the Consolidated Financial Statements included in Item 8 for detailed information about these claims.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to two sites in two separate states. See Note 11 to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

In addition, ABI has entered into a settlement agreement that resolved one environmental lawsuit the details of which are set forth in Note 11 to the Consolidated Financial Statements included in Item 8.

ABI also is potentially responsible for response and remediation costs as to four state supervised sites, two sites in Massachusetts, and one each in New York and New Jersey. See Note 11 to the Consolidated Financial Statements included in Item 8 for information about ABI's potential liability at these four sites.

As of December 31, 2000, ABI has accrued $2.2 million for its estimable and probable amounts for contingencies described above.

As of December 31, 2000 Congoleum was named as a defendant, together in most cases with numerous other defendants, in approximately 1,754 pending lawsuits (including workers' compensation cases) involving approximately 12,079 individuals alleging personal injury from exposure to asbestos or asbestos-containing products. See Note 11 to the Consolidated Financial Statements included in Item 8 for information about Congoleum's potential liabilities to these lawsuits.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. See Note 11 to the Consolidated Financial Statements included in
Item 8 for detailed information about these matters.

The Company also accrues remediation costs for certain of the Company's owned facilities on an undiscounted basis. Estimated total cleanup costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock is traded on the American Stock Exchange (ticker symbol: ABL). The approximate number of record holders of ABI's Common Stock at March 7, 2001 was 388.

High and low stock prices and dividends for the last two years were:

                                  Sales Price of Common Shares
                                  ----------------------------
                                    2000                 1999
Quarter                             ----                 ----
 Ended                        High      Low        High      Low
-------                       ----      ----       ----      ---

March 31                      14 1/2    13         26 3/8    18 3/4
June 30                       14        12 7/16    21 3/4    16 7/8
September 30                  15 3/4    11 3/4     21 3/8    16 1/2
December 31                   15 5/8    12 3/8     17 3/8    12 3/8

                                 Cash Dividends Per Common Share
                                 -------------------------------
Quarter
 Ended                                 2000          1999
-------                                ----          ----

March 31                               $.125         $.125
June 30                                 .125          .125
September 30                            .125          .125
December 31                             .125          .125
                                       -----         -----
                                       $.500         $.500
                                       =====         =====

ITEM 6.  SELECTED FINANCIAL DATA

                                                         Year Ended  December 31,
                                                         ------------------------
                                      2000          1999           1998           1997           1996
                                      ----          ----           ----           ----           ----
                                                (Dollars in thousands, except share data)
Financial Position

Total assets                         $364,402      $344,060       $336,039       $299,686       $324,966
Long-term debt                        112,138       114,105        118,406         94,409        106,721
Total stockholders' equity             79,547        78,381         71,237         65,345         61,761

Summary of Operations

Net sales                             420,373       422,459        423,879        417,512        417,961
Earnings before other items             2,098        12,725         15,321         11,922         13,103
Noncontrolling interests                3,235        (2,992)        (5,145)        (3,777)        (6,804)
Extraordinary item                                                  (1,174)
   Net earnings                         5,333         9,733          9,002          8,145          6,299

Basic earnings per share                 1.52          2.71           2.47           2.24           1.73
Diluted earnings per share               1.51          2.66           2.36           2.18           1.69
Cash dividends per common share           .50           .50            .45            .40            .40

Number of shares used in computing:
  Basic earnings per share          3,518,107     3,591,895      3,641,337      3,633,076      3,645,089
  Diluted earnings per share        3,537,256     3,661,946      3,806,202      3,738,406      3,728,860

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales for the year ended December 31, 2000 were $420.4 million as compared to $422.5 million for the year ended December 31, 1999, a decrease of $2.1 million. All of this sales decrease occurred at Congoleum Corporation ("Congoleum") due to declines in sales of promotional goods and products for the manufactured housing industry. Sales increased at ABI's Tape and Canadian Divisions as well as K&M Associates L.P. ("K&M"). ABI acquired Janus Flooring Corporation ("Janus") in October 2000 and its sales are included from the date of the acquisition.

Cost of products sold in 2000 increased to 71.0% of net sales from 68.9% last year. This increase in cost is due mainly to the results at Congoleum, where margins declined due to lower sales and higher raw material and energy costs. At ABI, only nominal increases were incurred with minimal decreases incurred at K&M.

As a percentage of sales, selling, general and administrative expenses were approximately the same for both 2000 and 1999.

A non-recurring charge of $7.7 million was recorded in 2000 for the costs of a major distributor change at Congoleum, the replacement of L.D. Brinkman & Co. with Mohawk Industries. There were two components to the charge. First was Congoleum's share of the costs of establishing Mohawk as a distributor, which include training, meetings, displays and similar costs. Second were the costs to be paid pursuant to the settlement agreement with L.D. Brinkman.

The provision for income taxes declined to 26.9% of pre-tax income in 2000 from 36.7% in 1999. Key among the factors reducing the effective tax rate include a reduction in ABI's provision for taxes caused by Congoleum's 2000 pre-tax loss and lower Canadian taxes due to incentives related to expansion programs.

Net income for the year ended December 31, 2000 was $5.3 million, down by $4.4 million from last year's net income of $9.7 million. ABI and K&M were both profitable. Congoleum was not profitable. Janus was nominally unprofitable since the October 2000 acquisition date. Basic net earnings per share were $1.52 in 2000, down from $2.71 in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the year ended December 31, 1999 were $422.5 million as compared to $423.9 million for the year ended December 31, 1998, a decrease of $1.4 million. The major portion of this sales decrease occurred at Congoleum due to lower sales of certain residential products, a decline in commercial product sales and competitive pressures resulting in lower selling prices. K&M experienced slightly lower sales volume. ABI's Tape and Canadian Divisions experienced higher sales volume compared to the previous year.

Interest income increased to $2.0 million in 1999 from $1.8 million in 1998 due to increases in funds available for short-term investment at Congoleum.

Cost of products sold in 1999 increased to 68.9% of net sales from 68.5% the prior year. This increase in cost was due mainly to the results at Congoleum where it experienced lower average selling prices and a less profitable mix of sales. These factors were partially mitigated by lower material costs and improvements in manufacturing efficiency. At both ABI and K&M, cost of products sold as a percentage of net sales were lower than the previous year.

Selling, general and administrative expenses as a percentage of net sales increased to 25.0% in 1999 from 24.3% in 1998. Congoleum introduced a wood laminate flooring product line in mid-1999 and expensed $2.0 million in displays, samples and other launch related costs, thus increasing the percentage relationship to sales in this area.

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

Net income for the year ended December 31, 1999 was $9.7 million, up by $0.7 million over the prior year's net income of $9.0 million. ABI, Congoleum and K&M were all profitable in 1999. Basic net earnings per share were $2.71 in 1999, up from $2.47 in 1998.

Liquidity and Capital Resources

At December 31, 2000, consolidated working capital was $72.0 million, the ratio of current assets to current liabilities was 1.7 to 1.0, and the debt to equity ratio was 1.56 to 1.0. Influencing the debt to equity ratio is $99.6 million of Congoleum debt, which has no recourse to ABI. Net cash provided by operations during 2000 was $3.6 million, generated mainly from net earnings and depreciation. Capital expenditures for 2001 are estimated to be approximately $29.0 million. At all companies, capital expenditures cover normal replacement of machinery and equipment and process improvements. Major capital programs in 2001 include a new coating line for the ABI Tape Division, a new warehouse for ABI's Canadian Division and a new manufacturing facility for Janus. Depreciation and amortization expense for 2001 is forecasted at $18.0 million.

In 1998, Congoleum's Board of Directors approved a plan to purchase up to $5.0 million of Congoleum's common stock. As of December 31, 2000, Congoleum had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan. At ABI, based on a prior Board of Directors authorization, $1.6 million is available for the purchase of ABI's common stock. In 2000, ABI's Board of Directors approved a plan to purchase up to $5.0 million of Congoleum's common stock. As of December 31, 2000, ABI had purchased 151,100 shares of Congoleum common stock for $0.4 million.

Cash requirements for capital expenditures, working capital, debt service, equity investments in K&M and the current authorizations of $1.6 million at ABI to repurchase ABI common stock and $4.6 million to repurchase Congoleum common stock and $0.7 million at Congoleum to repurchase its common stock, are expected to be financed from operating activities and borrowings under existing lines of credit which are presently $71.7 million.

Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While ABI believes its estimate of the future amount of these liabilities is reasonable and that they will be paid for the most part over a period of one to seven years, the timing and amount of such payments may differ significantly from ABI's assumptions. Although the effect of future government regulation could have a significant effect on ABI's costs, ABI is not aware of any pending legislation which could significantly affect the liabilities ABI has established for these matters. There can be no assurances that the costs of any future government regulations could be passed along by ABI to its customers.

Certain legal and administrative claims are pending or have been asserted against ABI, which are considered incidental to its business. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Note 11 of Notes to Consolidated Financial Statements.)

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 2000 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2000, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

See Item 7, page 16 above, for disclosures about market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required under this item are incorporated herein by reference to pages 19 through 67 of this Form 10-K. The consolidated financial statement schedule required under this item is incorporated herein by reference to page 68 of this Form 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2001 filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2001 filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2001 filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2001 filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)   List of Financial Statements and Financial Statement Schedules

      (1) The following consolidated financial statements of American Biltrite Inc. and subsidiaries are included in Item 8:

                  Report of Independent Auditors

                  Consolidated balance sheets - December 31, 2000 and 1999

                  Consolidated statements of earnings -
                  Years ended December 31, 2000, 1999 and 1998

                  Consolidated statements of stockholders' equity - Years ended December 31, 2000, 1999 and 1998

                  Consolidated statements of cash flows -
                  Years ended December 31, 2000, 1999 and 1998

                  Notes to consolidated financial statements

      (2)   The following financial statement schedule is included in Item 14(d)

                  SCHEDULE II - Valuation and Qualifying Accounts

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)   Listing of Exhibits

            The listing of exhibits required under this item is incorporated herein by reference to pages 70 through 73 of this Form 10-K.

(b)   Reports on Form 8-K. None.

(c) Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(d) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 68 of this Form 10-K.

               Report of Ernst & Young, LLP, Independent Auditors

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 8, 2001

                     American Biltrite Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                    December 31
                                                 2000          1999
                                            -----------------------------
Assets
Current assets:
   Cash and cash equivalents                     $ 16,859      $ 27,285
   Short-term investments                          12,097        19,232
   Accounts and notes receivable, less
     allowances of $4,092 in 2000 and
     $5,543 in 1999 for doubtful
     accounts and discounts                        45,378        30,586
   Inventories                                     87,175        82,977
   Prepaid expenses and other
     current assets                                12,891        11,672
                                            -----------------------------
Total current assets                              174,400       171,752

Other assets:
   Goodwill, net                                   23,431        21,361
   Deferred income taxes                            1,530            --
   Other assets                                    20,844        14,619
                                            -----------------------------
                                                   45,805        35,980

Property, plant and equipment, net                144,197       136,328
                                            -----------------------------

Total assets                                     $364,402      $344,060
                                            =============================

                                                    December 31
                                                 2000          1999
                                            -----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                              $ 31,101      $ 27,453
   Accrued expenses                                55,891        54,216
   Notes payable                                   11,698            --
   Current portion of long-term debt                3,713         3,139
                                            -----------------------------
Total current liabilities                         102,403        84,808

Long-term debt, less current portion              108,425       110,966
Other liabilities                                  59,868        50,309
Noncontrolling interests                           14,159        19,596

Stockholders' equity:
   Common stock, par value $.01,
     authorized 15,000,000 shares,
     issued 4,607,902 shares                           46            46
   Additional paid-in capital                      19,521        19,423
   Retained earnings                               79,663        75,730
   Accumulated other comprehensive income
     (loss)                                        (5,514)       (3,347)
                                            -----------------------------
                                                   93,716        91,852
Less cost of shares of common stock in
   treasury (1,101,517 shares in 2000 and
   1,071,216 shares in 1999)                       14,169        13,471
                                            -----------------------------
Total stockholders' equity                         79,547        78,381
                                            -----------------------------

Total liabilities and stockholders' equity       $364,402      $344,060
                                            =============================
See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                       Consolidated Statements of Earnings
                (In thousands of dollars, except per share data)

                                                Year ended December 31
                                             2000       1999        1998
                                         -----------------------------------
Revenues:
 Net sales                                 $420,373   $422,459    $423,879
 Interest                                     2,041      2,040       1,790
 Other                                        2,158      1,895       1,882
                                         -----------------------------------
                                            424,572    426,394     427,551
Costs and expenses:
 Cost of products sold                      298,558    290,940     290,507
 Selling, general and administrative
   expenses                                 106,022    105,818     102,999
 Distributor transition costs                 7,717         --          --
 Interest                                     9,407      9,520       9,043
                                         -----------------------------------
                                            421,704    406,278     402,549
                                         -----------------------------------
Earnings before income taxes and other
 items                                        2,868     20,116      25,002

Provision for income taxes                      770      7,391       9,681
                                         -----------------------------------
                                              2,098     12,725      15,321
Noncontrolling interests                      3,235     (2,992)     (5,145)
                                         -----------------------------------
Earnings before extraordinary item            5,333      9,733      10,176
Extraordinary item - early retirement of
 debt, net of income tax benefit                 --         --      (1,174)
                                         -----------------------------------

Net earnings                               $  5,333   $  9,733    $  9,002
                                         ===================================

Earnings per share:
 Basic
  Earnings before extraordinary item       $   1.52   $   2.71    $   2.79
  Extraordinary item                             --         --        (.32)
                                         -----------------------------------

   Net earnings                            $   1.52   $   2.71    $   2.47
                                         ===================================
  Diluted
   Earnings before extraordinary item      $   1.51   $   2.66    $   2.67
   Extraordinary item                            --         --        (.31)
                                         -----------------------------------

    Net earnings                           $   1.51   $   2.66    $   2.36
                                         ===================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                            (In thousands of dollars)

                                                                                       Accumulated
                                                                Additional                 Other                       Total
                                                       Common     Paid-in   Retained   Comprehensive   Treasury    Stockholders'
                                                       Stock      Capital   Earnings   Income (Loss)    Stock         Equity
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1997                             $46      $19,423    $60,924      $(3,305)     $(11,743)      $65,345
Comprehensive income:
   Net earnings for 1998                                                       9,002                                    9,002
   Other comprehensive income (loss)                                                       (1,601)                     (1,601)
                                                                                                                   -------------
   Total comprehensive income                                                                                           7,401

Dividends declared ($.45 per share)                                           (1,639)                                  (1,639)
Effects of Congoleum capital transactions                                        (40)                                     (40)
Exercise of stock options                                                                                   171           171
Purchase of treasury stock                                                                                   (1)           (1)
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1998                              46       19,423     68,247       (4,906)      (11,573)       71,237
Comprehensive income:
   Net earnings for 1999                                                       9,733                                    9,733
   Other comprehensive income                                                               1,559                       1,559
                                                                                                                   -------------
   Total comprehensive income                                                                                          11,292

Dividends declared ($.50 per share)                                           (1,795)                                  (1,795)
Effects of Congoleum capital transactions                                       (455)                                    (455)
Purchase of treasury stock                                                                               (1,898)       (1,898)
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1999                              46       19,423     75,730       (3,347)      (13,471)       78,381
Comprehensive income:
   Net earnings for 2000                                                       5,333                                    5,333
   Other comprehensive income (loss)                                                       (2,167)                     (2,167)
                                                                                                                   -------------
   Total comprehensive income                                                                                           3,166

Tax benefit on exercise of options                                     98                                                  98
Dividends declared ($.50 per share)                                           (1,759)                                  (1,759)
Effects of Congoleum capital transactions                                        359                                      359
Exercise of stock options                                                                                   249           249
Purchase of treasury stock                                                                                 (947)         (947)
                                              ----------------------------------------------------------------------------------
Balance at December 31, 2000                             $46      $19,521    $79,663      $(5,514)     $(14,169)      $79,547
                                              ==================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)

                                                                  Years ended December 31,
                                                               2000        1999        1998
                                                            ----------------------------------
Operating activities
Net earnings                                                 $  5,333    $  9,733    $  9,002
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                                17,239      16,231      15,128
  Provision for doubtful accounts                               1,054       2,966       2,411
  Loss on early retirement of debt, including write-off of
   deferred financing fees                                         --          --       3,809
  Deferred income taxes                                        (1,705)      2,634       5,144
  Accounts and notes receivable                               (15,726)       (143)     (5,769)
  Inventories                                                  (2,775)    (13,252)      4,407
  Prepaid expenses and other current assets                    (1,561)     (2,342)     (2,518)
  Accounts payable and accrued expenses                         4,651       7,108       2,342
  Noncontrolling interests                                     (3,235)      2,992       5,145
  Other                                                           285        (738)        188
                                                            ----------------------------------
Net cash provided by operating activities                       3,560      25,189      39,289

Investing activities
Purchases of short-term investments                           (23,392)    (51,044)    (15,000)
Proceeds from sales of short-term investments                  30,527      31,812      22,900
Investments in property, plant and equipment                  (20,817)    (26,971)    (17,155)
Purchase of Congoleum Class A shares                             (437)         --          --
Acquisition of Janus Flooring                                  (2,979)         --          --
Purchase of additional partnership interests in K&M            (1,314)       (125)         --
                                                            ----------------------------------
Net cash used in investing activities                         (18,412)    (46,328)     (9,255)

Financing activities
Long-term borrowings                                               --          --     101,719
Payments on long-term debt                                     (4,630)     (4,259)    (77,787)
Net short-term borrowings (payments)                           11,499          --      (5,500)
Debt issuance costs                                                --          --      (3,310)
Premium payment on early retirement of debt                        --          --      (2,563)
Purchase and retirement of Congoleum Class B shares                --        (470)         --
Purchase of treasury shares                                    (1,144)     (5,381)       (191)
Dividends paid                                                 (1,759)     (1,795)     (1,639)
Proceeds from exercise of stock options                           249          --         171
                                                            ----------------------------------
Net cash provided (used) by financing activities                4,215     (11,905)     10,900

Effect of foreign exchange rate changes on cash                   211         824        (735)
                                                            ----------------------------------
(Decrease) increase in cash and cash equivalents              (10,426)    (32,220)     40,199

Cash and cash equivalents at beginning of year                 27,285      59,505      19,306
                                                            ----------------------------------

Cash and cash equivalents at end of year                     $ 16,859    $ 27,285    $ 59,505
                                                            ==================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as "ABI"), as well as entities over which it has voting control. As described in Notes 4 and 5, respectively, ABI in 1995 gained voting control over Congoleum Corporation (Congoleum) and K&M Associates L.P. (K&M). ABI, Congoleum and K&M are collectively referred to as the Company. Intercompany accounts and transactions, including transactions with associated companies that result in intercompany profit, are eliminated.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have been within or below management's expectations. For the years ended December 31, 2000, 1999 and 1998, the Company had a customer that represented 14%, 16% and 15% of the Company's net sales, respectively. For 2000, 1999 and 1998, the Company had another customer that represented 10%, 12% and 13% of the Company's net sales, respectively. At December 31, 2000, one customer accounted for 23% of trade receivables outstanding. At December 31, 1999 and 1998, another customer accounted for 20% and 21% of trade receivables outstanding, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

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

Property, Plant and Equipment

These assets are stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense; major improvements are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives (thirty to forty years for buildings and building improvements, ten to fifteen years for production equipment and heavy-duty vehicles, and three to ten years for light-duty vehicles and office furnishings and equipment).

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Debt Issue Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. During 1998, Congoleum wrote off old debt issue costs and capitalized new debt issue costs in connection with a debt offering and redemption (see Note 7). Debt issue costs at December 31, 2000 and 1999 amounted to $2,498,000 and $2,834,000, respectively, net of accumulated amortization of $812,000 and $476,000, respectively, and are included in other noncurrent assets.

Goodwill

The excess of purchase cost over the fair value of the net assets acquired (goodwill) established for Congoleum is being amortized on a straight-line basis over 40 years. Goodwill associated with the Janus Flooring purchase and the K & M transactions (see Note 5) is being amortized over 15 and 20 years, respectively.

At each balance sheet date, the Company evaluates the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. Accumulated amortization amounted to $9,803,000 and $8,668,000 at December 31, 2000 and 1999, respectively.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate the Company's assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair market value is required.

Environmental Remediation Liabilities

The Company is subject to federal, state, and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 6, 8 and 11).

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when products are shipped and title has passed to the customer. Net sales are comprised of the total sales billed during the period less the sales value of goods returned, trade discounts and customers' allowances. The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses.

Shipping and Handling Costs

Shipping and handling costs at December 31, 2000, 1999 and 1998 were $9,457,000, $8,789,000 and $8,534,000, respectively, and are included in selling, general and administrative expenses.

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

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $5,486,000, $5,620,000 and $5,175,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Foreign Currency Translation

All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders' equity. Realized exchange gains and losses (immaterial in amount) are included in current operations.

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

Changes in Accounting Principles

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133, as amended by SFAS 138), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Standard Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements.

The Company adopted SAB 101 in the fourth quarter of fiscal 2000 and will adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of these pronouncements did not and is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

2.  Inventories

Inventories at December 31 consisted of the following:

                                                 2000             1999
                                          -----------------------------------
                                                    (In thousands)

Finished goods                                  $63,810          $61,695
Work-in-process                                   9,764            8,628
Raw materials and supplies                       13,601           12,654
                                          -----------------------------------

                                                $87,175          $82,977
                                          ===================================

At December 31, 2000, domestic inventories determined by the LIFO inventory method amounted to $62,431,000 ($64,064,000 at December 31, 1999). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $1,400,000 higher at December 31, 2000 and $491,000 lower at December 31, 1999.

                     American Biltrite Inc. and Subsidiaries

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:

                                                 2000             1999
                                          -----------------------------------
                                                    (In thousands)

Land and improvements                           $  5,753         $  5,452
Buildings                                         65,469           57,631
Machinery and equipment                          218,346          197,466
Construction-in-progress                          15,355           21,017
                                          -----------------------------------
                                                 304,923          281,566
Less accumulated depreciation                    160,726          145,238
                                          -----------------------------------

                                                $144,197         $136,328
                                          ===================================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $1,113,000 and $691,000 for 2000 and 1999, respectively.

Depreciation expense amounted to $15,720,000, $14,750,000 and $13,599,000 in 2000, 1999 and 1998, respectively.

                     American Biltrite Inc. and Subsidiaries

4.  Related-Party Transactions

Included in other assets on the accompanying balance sheets is ABI's investment in Compania Hulera Sula, S.A., a 50%-owned associate. The investment is accounted for on the cost method due to the uncertainty of the political climate and currency restrictions in Honduras.

Congoleum Transactions

In November 1998, Congoleum's Board of Directors authorized Congoleum to repurchase an additional $5,000,000 of its common stock (Class A and Class B shares) through the open market or through privately negotiated transactions, bringing the total authorized common share repurchases to $15,000,000. Under the total plan, Congoleum has repurchased $13,913,000 of common stock through December 31, 2000. Shares of Class B stock repurchased (totaling 741,055) have been retired.

During 2000, ABI purchased 151,100 shares of Congoleum's Class A common stock for a total of $437,000. Congoleum's and ABI's purchases of Congoleum's common stock resulted in an increase in the book value of ABI's investment in Congoleum of $359,000, which increased retained earnings. ABI's ownership interest increased from 53% at December 31, 1999 to 55% at December 31, 2000. In addition, as of December 31, 2000, ABI's ownership of 151,100 shares and 4,395,605 shares of Congoleum's Class A and Class B common stock, respectively, represented 69.5% of the voting control of Congoleum. ABI has had voting control of Congoleum since 1995, and accordingly, the accounts of Congoleum are consolidated into the financial statements of the Company.

5.  Acquisition and Purchase of Additional Partnership Interests

Acquisition of Janus Flooring

In October 2000, the Company acquired Janus Flooring Corporation, a wood flooring company in Toronto, Canada. The acquisition price was approximately $3,000,000. Assets acquired and liabilities assumed consisted of trade accounts receivable ($426,000), inventory ($1,937,000), prepaid and other current assets ($372,000), property, plant and equipment ($3,183,000), accounts payable and accrued expenses ($2,283,000), and debt ($2,849,000). Included in the assets acquired are land and buildings, which the Company plans to sell in 2001, with an estimated fair value of $2,000,000. In connection with the acquisition, the Company recorded goodwill of $2,113,000, which will be amortized over a period of 15 years.

                     American Biltrite Inc. and Subsidiaries

5.  Acquisition and Purchase of Additional Partnership Interests (continued)

K&M Transactions

During 1995, ABI acquired additional partnership interests in K&M, giving ABI majority ownership and control. In conjunction with the acquisition, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to sell, the remaining partnership interests in K&M. During 2000, ABI acquired an additional 6% interest from the limited partners for total consideration of $1,314,000. Since 1995, ABI has acquired additional limited partnership interests of 18% for consideration of $3,378,000. ABI owns an 84.5% partnership interest in K&M at December 31, 2000. In January 2001, ABI purchased an additional 10% partnership interest from a limited partner for $2,248,000.

6.  Accrued Expenses

Accrued expenses at December 31 consisted of the following:

                                                      2000            1999
                                                  ----------------------------
                                                            (In thousands)

Accrued advertising and sales promotions            $ 20,511        $ 23,164
Employee compensation and related benefits             8,932          10,698
Interest                                               4,042           3,947
Environmental liabilities                              3,220           4,670
Distributor termination costs                          4,659               -
Reserve for sales returns                              4,034               -
Deferred taxes                                         3,211           3,757
Income taxes                                           1,898           3,857
Other                                                  5,384           4,123
                                                  ----------------------------

                                                    $ 55,891        $ 54,216
                                                  ============================

                     American Biltrite Inc. and Subsidiaries

7.  Financing Arrangements

Long-term debt at December 31 consisted of the following:

                                               2000             1999
                                          -------------------------------
                                                    (In thousands)

8 5/8% Senior Notes, due 2008                $ 99,625         $ 99,575
Series A Notes                                  9,000           12,000
Other notes                                     3,513            2,530
                                           ------------------------------
                                              112,138          114,105
Less current portion                            3,713            3,139
                                           ------------------------------

                                             $108,425         $110,966
                                          ===============================

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

                     American Biltrite Inc. and Subsidiaries

7.  Financing Arrangements (continued)

The fair value of Congoleum's long-term debt is based on the quoted market prices for publicly traded issues. The estimated fair value of the 8 5/8% Senior Notes was $50,000,000 and $88,000,000 at December 31, 2000 and 1999,
respectively.

In 1996, ABI entered into a credit agreement with an insurance company (the Agreement) providing for the issuance of senior promissory notes aggregating $30 million. In January 1996, $15 million principal amount of notes were issued (Series A Notes). The Series A Notes bear interest at 6.7% per annum and are payable in annual installments of $3 million beginning in 1999. The fair value of the Series A Notes approximates their carrying value at both December 31, 2000 and 1999.

Other notes consist of promissory notes issued in connection with various transactions. In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 2,500,000 Belgian francs and 2,700,000 Singapore dollars. The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (5.5% at December 31, 2000) for the Singapore loan. The loans are secured by the property acquired.

At December 31, 2000, the Company had revolving and other short-term agreements providing for secured and unsecured borrowings up to $71.7 million, of which $6.7 million ($10.0 million Canadian dollars) is from a bank in Canada. Interest on the revolving and other short-term agreements accrue at variable rates. At December 31, 2000, the Company had $11,698,000 outstanding under these arrangements with a weighted average interest rate of 7.32%. No borrowings were outstanding under these agreements at December 31, 1999. Commitment fees and compensating balance requirements associated with these agreements are insignificant.

The terms of the Company's loan agreements impose certain restrictions on its ability to incur additional indebtedness and call for the maintenance of specific levels of working capital and minimum net worth and restrict the payment of cash dividends to holders of common stock and other capital distributions as defined. At December 31, 2000, retained earnings which were unrestricted as to such distributions amounted to $8,131,000.

                     American Biltrite Inc. and Subsidiaries

7.  Financing Arrangements (continued)

Interest paid on all outstanding debt amounted to $10,938,000 in 2000, $10,493,000 in 1999 and $10,382,000 in 1998.

Principal payments on the Company's long-term obligations due in each of the next five years are as follows (in thousands):

            2001                  $3,713
            2002                   4,133
            2003                   3,106
            2004                     109
            2005                     113

8.  Other Liabilities

Other liabilities at December 31 consisted of the following:

                                                     2000             1999
                                                  -----------------------------
                                                       (In thousands)

   Environmental remediation and product
         related liabilities                        $20,398          $11,928
   Pension benefits                                  14,055           11,662
   Other postretirement benefits                      9,329            9,647
   Accrued workers' compensation                      5,196            5,164
   Deferred income taxes                              7,301            8,695
   Accrued compensation                               1,757            1,346
   Other                                              1,832            1,867
                                                  -----------------------------

                                                    $59,868          $50,309
                                                  =============================

                     American Biltrite Inc. and Subsidiaries

9.  Pension Plans

The Company sponsors several noncontributory defined benefit pension plans covering most of the Company's employees. Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. Pension fund assets are invested in a variety of equity and fixed-income securities.

                                                           Years ended December 31,
                                                          2000                1999
                                                      ---------------------------------
                                                              (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year                  $73,367             $75,040
Service cost                                               1,588               1,729
Interest cost                                              5,128               4,934
Plan participants' contributions                             163                 140
Actuarial gains                                             (249)             (3,314)
Foreign currency exchange rate changes                       (12)                226
Benefits paid                                             (5,532)             (5,388)
                                                      ---------------------------------

Benefit obligation at end of year                        $74,453             $73,367
                                                      =================================

Change in plan assets
Fair value of plan assets at beginning of year           $70,010            $ 64,927
Actual return on plan assets                                 227               7,958
Company contributions                                      2,526               1,923
Plan participants' contribution                              163                 140
Foreign currency exchange rate changes                        29                 450
Benefits paid                                             (5,532)             (5,388)
                                                      ---------------------------------

Fair value of plan assets at end of year                 $67,423            $ 70,010
                                                      =================================

                     American Biltrite Inc. and Subsidiaries

9.  Pension Plans (continued)

                                                                                 December 31,
                                                                          2000                1999
                                                                      -----------------------------------
                                                                              (In thousands)
Funded status of the plan (underfunded)                                  $ (7,156)           $ (3,356)
Unrecognized net actuarial (gains) losses                                     250              (5,117)
Unrecognized transition obligation                                            (42)                220
Unamortized prior service cost                                               (695)             (1,479)
                                                                      -----------------------------------

Accrued benefit cost                                                     $ (7,643)           $ (9,732)
                                                                      ===================================

Amounts recognized in the statement of financial
position
Accrued benefit liability                                                $(13,710)           $(11,962)
Intangible asset                                                              564                 655
Deferred tax asset                                                          2,009                 575
Accumulated other comprehensive loss                                        3,494               1,000
                                                                      -----------------------------------

Net amount recognized                                                    $ (7,643)           $ (9,732)
                                                                      ===================================

The intangible asset and deferred tax asset are amounts recorded on Congoleum's balance sheet, which is included in the consolidated financial statements of American Biltrite. The accumulated other comprehensive loss is also recorded on Congoleum's balance sheet; however, American Biltrite's consolidated statements of stockholders' equity reflect its proportionate share, based on its 55.04% ownership interest in Congoleum, of the change in minimum pension liability. At December 31, 2000 and 1999, American Biltrite's accumulated other comprehensive loss included a component for the change in minimum pension liability of $1,923,000 and $528,000, respectively (see Note 13).

                                              Years ended December 31,
                                             2000                 1999
                                          -----------------------------------
Weighted-average assumptions
Discount rate                             7.25%--7.50%          7.25%--7.50%
Expected return on plan assets            7.50%--9.00%          7.50%--9.00%
Rate of compensation increase                5.00%                 5.00%

                     American Biltrite Inc. and Subsidiaries

9.  Pension Plans (continued)

At December 31, 2000, three of the Company's plans have projected benefit obligations in excess of plan assets. The aggregate projected benefit obligations, accumulated benefit obligations and plan assets of these plans were $32,032,000, $30,954,000 and $29,085,000, respectively.

                                                          Years ended December 31,
                                                      2000           1999          1998
                                                  ------------------------------------------
                                                               (In thousands)
Components of net periodic benefit cost
Service cost                                         $ 1,588        $ 1,729      $ 1,609
Interest cost                                          5,129          4,934        4,871
Expected return on assets                             (5,896)        (5,521)      (5,384)
Amortization of prior service cost                      (231)          (223)        (229)
Amortization of transition obligation                    273            305          277
Recognized net actuarial gains                          (430)           (67)        (221)
                                                  -----------------------------------------

Net periodic benefit cost                            $   433        $ 1,157     $    923
                                                  =========================================

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to a range of 12% to 15% of compensation with partially matching Company contributions. Defined contribution pension expense for the Company was $1,471,000, $1,658,000, and $1,779,000 for the years ended December 2000, 1999 and 1998, respectively.

                     American Biltrite Inc. and Subsidiaries

10.  Postretirement Benefits Other Than Pensions

Net periodic postretirement benefits cost for the years ended December 31 is as follows:

                                                 2000       1999       1998
                                              ---------------------------------
                                                          (In thousands)

Service cost                                    $  134     $  148     $  139
Interest cost                                      461        480        480
Amortization of prior service benefit             (417)      (409)      (409)
Amortization of net (gain) loss                     (3)        71         60
                                              ---------------------------------

   Net periodic benefit cost                    $  175     $  290     $  270
                                              =================================

Weighted-average discount rate                   7.25%      7.25%      6.75%
                                              =================================

The change in benefit obligation and the actuarial and recorded liabilities for these postretirement benefits at December 31, none of which has been funded in 2000 and 1999, were as follows:

                                                    2000                 1999
                                                 -------------------------------
                                                         (In thousands)
Change in benefit obligation
  Benefit obligation at end of prior year          $  7,141           $  7,376
  Service cost (with interest)                          134                148
  Interest cost                                         461                480
  Actuarial gain                                       (449)              (346)
  Benefits paid                                        (487)              (517)
                                                 -------------------------------

Benefit obligation at end of year                  $  6,800           $  7,141
                                                 ===============================

Funded status (unfunded)                           $ (6,800)          $ (7,141)
Unrecognized net gain                                  (959)              (513)
Unrecognized prior service benefit                   (1,989)            (2,406)
                                                 -------------------------------
Accrued postretirement benefit cost                  (9,748)           (10,060)
Less current portion                                    419                413
                                                 -------------------------------

Noncurrent postretirement benefit obligations      $ (9,329)          $ (9,647)
                                                 ===============================

                     American Biltrite Inc. and Subsidiaries

10.  Postretirement Benefits Other Than Pensions (continued)

The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 7.3% in 2000; the rate was assumed to decrease gradually to 5.0% over the next six years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of net periodic postretirement benefits cost by $49,000 for the year ended December 31, 2000, and would increase the accumulated postretirement benefit obligations by $461,000 at December 31, 2000.

11.  Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $4,881,000 in 2000, $4,922,000 in 1999 and $3,889,000 in 1998.

Future minimum payments relating to operating leases are as follows (in thousands):

                  2001                                       $ 4,562
                  2002                                         3,409
                  2003                                         2,248
                  2004                                         1,488
                  2005                                         1,301
            Thereafter                                         6,351
                                                           -----------

            Total future minimum lease payments              $19,359
                                                           ===========

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

Environmental and Other Liabilities

In the ordinary course of its business, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters, as more fully described in the following footnote. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, ABI and Congoleum do not believe that these matters, individually or in the aggregate, will have a material adverse effect on their business or financial condition.

The Company records a liability for environmental remediation claims when it becomes probable that the Company will incur costs relating to a clean-up program or will have to make claim payments and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted to reflect such revisions and progress.

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 330 pending claims involving approximately 1,275 individuals as of December 31, 2000. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31, 2000 and 1999, was as follows:

                                             2000             1999
                                      ---------------------------------

Claims at January 1                           63               79
New claims                                   298               17
Settlements                                  (11)              (3)
Dismissals                                   (20)             (30)
                                      ---------------------------------

Claims at December 31                        330               63
                                      =================================

The total indemnity costs incurred to settle claims during 2000 and 1999 were $61,500 and $965,000, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $2,000 in 2000 and $29,000 in 1999. Furthermore, under certain

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

circumstances, third parties are contractually liable for up to the full amount of any liabilities suffered by ABI in connection with these claims. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. ABI believes that these suits are without merit and that, in any event, the damages sought are substantially within the coverages of its applicable liability insurance policies; accordingly, no reserves have been provided for these suits.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to two sites in two separate states. At one of the two sites, which is located in Southington, Connecticut, (the "Southington Site"), ABI's subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is approximately $37 million. ABI's and Ideal's share of the aggregate assessments to the PRPs to date is approximately $123,000. Subject to a final allocation among the PRPs, ABI's and Ideal's aggregate share of the future remediation costs is currently estimated to be approximately $400,000. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At the other site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). On April 22, 1997, the United States District Court for the Northern District of Alabama approved the consent decree. The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from

$7.4 million to $15.3 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated remediation costs range from a refund of approximately $46,000 to a payment of about $118,000. These estimates consider commitments from de minimus and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI. ABI's share of future remediation costs will be payable over the next three to six years. ABI and the other settling PRPs also are pursuing litigation against three PRPs who used the ILCO Site and have not settled.

A lawsuit was brought by Olin Corporation, the present owner of a former chemical plant in Wilmington, Massachusetts (the "Olin Site"), which alleged that ABI and three defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site. The lawsuit, captioned Olin Corporation v. Fisons. plc et al., was filed on May 26, 1993 in the Federal District Court of Massachusetts. A wholly owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964, and for approximately one month during 1964, ABI held title to the property directly.

In April of 2000, ABI and TBC entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the site after January 1, 1999, plus an annual reimbursement of $100,000 for Olin's internal costs. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Pursuant to the settlement agreement, ABI paid $417,000 to Olin as reimbursement for response costs and internal costs for the period from January 1 to June 30, 2000. Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site. Olin has estimated that the response cost for 2001 will be $6 million and costs beyond 2001 will be in the range of $9.2 million to $19.3 million. As of December 31, 2000, ABI has estimated its potential liability for Olin to be in the range of $2.0 million to $3.4 million before any recoveries from insurance.

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

ABI also is potentially responsible for response and remediation costs with respect to four state-supervised sites, two sites in Massachusetts, one in New York and one in New Jersey. At the New Jersey site, ABI has accepted an offer to settle all claims for $15,000. At the three other sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. While the exact amount of the future costs to ABI resulting from its liability is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance, ABI believes, based upon current information available, that its liability at any of these sites will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, which may be incurred by ABI at all of these sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the Southington Site, the ILCO Site, the Olin Site and the state-supervised sites in Massachusetts, New York and New Jersey. An agreement was executed by ABI and it carriers regarding the payment of the defense costs for the Olin Site. ABI and its carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of December 31, 2000, the Company has accrued $2.2 million for ABI's estimable and probable amounts for contingencies described above. Additional amounts have been provided for matters related to Congoleum as described below.

ABI is involved in other routine legal proceedings relating to its business and operations. ABI does not believe that these proceedings, in the aggregate, will have a material adverse effect on ABI's results of operations or financial condition.

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

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

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun, and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation would be approximately $26 million, of which, based on waste allocations among members of the PRP group, Congoleum's share was estimated to be approximately 5.5%. At December 31, 2000, Congoleum believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $1.5 million. A corresponding insurance receivable of $1.2 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

Although there can be no assurances, Congoleum anticipates that these matters will be resolved over a period of years for amounts (including legal fees and other defense costs) which Congoleum believes based on current estimates of liability and, in part, on insurance coverage, and based on advice from counsel, will not have a material adverse effect on the financial position of Congoleum.

Congoleum is one of many defendants in approximately 1,754 pending claims (including workers' compensation cases) involving approximately 12,079 individuals as of December 31, 2000, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 670 claims at December 31, 1999 that involved approximately 6,246 individuals. Activity related to asbestos claims during the years ended December 31, 2000 and 1999, was as follows:

                                                2000             1999
                                           ---------------------------------

Claims at January 1                               670             657
New claims                                      1,302             247
Settlements                                       (76)            (48)
Dismissals                                       (142)           (186)
                                           ---------------------------------

Claims at December 31                           1,754             670
                                           =================================

The total indemnity costs incurred to settle claims during 2000 and 1999 were $3.9 million and $2.9 million, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of their alleged exposure and the jurisdiction of where the claim was litigated. As of December 31, 2000, Congoleum has incurred asbestos-related claims of $10.2 million to resolve claims of over 33,000 claimants, all of which have been paid by Congoleum's insurance carriers. The average indemnity cost per resolved claimant is $310. Over 98% of claims incurred by Congoleum have settled, on average, for amounts less than $100 per claimant.

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

Nearly all claims allege that various diseases were caused by exposure to asbestos-containing products, including sheet vinyl and resilient tile manufactured by Congoleum (or in the workers' compensation cases, exposure to asbestos in the course of employment with Congoleum). Congoleum discontinued the manufacture of asbestos-containing sheet vinyl products in 1983 and asbestos-containing tile products in 1974. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. Governmental authorities have concluded that products such as Congoleum's products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable.

Congoleum regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of Congoleum. One such development, the declarations of bankruptcy by several companies that are typically lead defendants in asbestos-related cases, may have negatively impacted Congoleum's claim experience. The estimates developed are highly uncertain due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability.

During the fourth quarter of fiscal 2000, Congoleum updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of Congoleum's analysis, Congoleum has determined that its range of probable and estimable losses for asbestos-related claims through the year 2049 is from $35.1 million to $161.3 million before considering the effects of insurance recoveries and before discounting to present value. As discussed previously, it is very difficult to forecast a liability for Congoleum's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As such, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $35.1 million in accordance with generally accepted accounting principles.

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

For a majority of the period that Congoleum produced asbestos-containing products, Congoleum purchased primary and excess insurance policies that cover bodily injury asbestos claims. Congoleum believes that it has in excess of $1 billion primary and excess insurance coverage available as of December 31, 2000 to cover asbestos-related claims. To date, all claims and defense costs have been paid through primary insurance coverage, and Congoleum anticipates that primary insurance coverage will continue to cover these costs in the near future.

The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, and how legal and other loss handling costs will be covered by the insurance policies.

Congoleum has determined, based on its review of its insurance policies and the advice of legal counsel that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. Congoleum believes that the criteria to offset estimated gross liability with this highly probable insurance recovery, as defined by generally accepted accounting principles, have been met. The balance of the estimated gross liability of $15 million has been reflected in the consolidated balance sheet as a long-term liability. Congoleum has also recorded in the consolidated balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets.

Since many uncertainties exist surrounding asbestos litigation, Congoleum will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that Congoleum's total exposure to asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the

                     American Biltrite Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)

recorded asset. These uncertainties may result in Congoleum incurring future charges to income to adjust the carrying value of recorded liabilities and assets. Congoleum does not believe, however, that asbestos-related claims will have a material adverse effect on its financial position or liquidity.

The total balances of environmental and asbestos-related liabilities and the related insurance receivables deemed probable of recovery at December 31 are as follows:

                                              2000                       1999
                                     Liability    Receivable    Liability    Receivable
                                  -------------------------------------------------------
                                                     (In thousands)
Environmental liabilities             $ 5,100       $2,000        $ 7,500      $2,000
Asbestos product liability             15,100        7,100          4,400         800
Other                                   1,200           --            800          --
                                  -------------------------------------------------------

Total                                 $21,400       $9,100        $12,700      $2,800
                                  =======================================================

                     American Biltrite Inc. and Subsidiaries

12.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999, were as follows:

                                                              2000             1999
                                                          -------------------------------
                                                                 (In thousands)
   Deferred tax assets:
     Accruals and reserves                                   $22,110          $18,961
     Net operating losses and credit carryforwards             2,787            1,082
                                                          -------------------------------
   Total deferred tax assets                                  24,897           20,043
   Less valuation allowance                                    1,555              469
                                                          -------------------------------
   Net deferred tax assets                                    23,342           19,574

   Deferred tax liabilities:
     Depreciation                                             14,332           14,599
     Insurance                                                 4,994            2,615
     Inventory                                                 2,744            3,199
     Undistributed domestic earnings                           2,042            2,489
     Foreign taxes                                               975            1,084
     Other                                                     1,519            1,991
                                                          -------------------------------
   Total deferred tax liabilities                             26,606           25,977
                                                          -------------------------------

   Net deferred tax liability                                $(3,264)         $(6,403)
                                                          ===============================

Credit carryforwards consisted primarily of alternative minimum tax credits and state tax credits. Net operating losses consisted of state losses of $900,000 and $278,000 for 2000 and 1999, respectively. Management has determined that a $1,555,000 valuation allowance at December 31, 2000 is necessary to reduce the deferred tax assets to the amount expected to be realized.

                     American Biltrite Inc. and Subsidiaries

12.  Income Taxes (continued)

During 2000, 1999 and 1998, Congoleum recorded a minimum pension liability adjustment. Deferred taxes were adjusted accordingly, and the tax effect reduced or increased Congoleum's retained earnings. The tax benefit (charge) to retained earnings was $1,434,000, $(748,000), and $678,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The consolidated statement of stockholders' equity reflects ABI's proportionate share of the net adjustment to retained earnings.

The components of earnings (loss) before income taxes for the years ended December 31 are as follows:

                                   2000             1999             1998
                           -----------------------------------------------------
                                             (In thousands)

   Domestic                       $ (663)          $16,726          $21,722
   Foreign                         3,531             3,390            3,280
                           -----------------------------------------------------

                                  $2,868           $20,116          $25,002
                           =====================================================

Significant components of the provision for income taxes for the years ended December 31 were as follows:

                                 2000              1999             1998
                           -----------------------------------------------------
                                              (In thousands)
   Current:
     Federal                     $   876            $3,078           $3,087
     Foreign                       1,123             1,295            1,185
     State                           476               384              265
                           ----------------------------------------------------
   Total current                   2,475             4,757            4,537

   Deferred:
     Federal                      (1,605)            2,416            4,483
     Foreign                        (109)               (3)              41
     State                             9               221              620
                           ----------------------------------------------------
   Total deferred                 (1,705)            2,634            5,144
                           ----------------------------------------------------

                                 $   770            $7,391           $9,681
                           ====================================================

                     American Biltrite Inc. and Subsidiaries

12.  Income Taxes (continued)

Deferred income taxes include provisions (benefit) of $(470,000), $260,000 and $479,000 during 2000, 1999 and 1998, respectively, for ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 was as follows:

                                                           2000              1999             1998
                                                     ----------------------------------------------------

 U.S. statutory rate                                        35.0%             35.0%            35.0%
 State income taxes, net of federal benefits
  and valuation allowance                                    7.7               2.0              2.3
 Undistributed domestic earnings                           (15.6)              1.3              1.9
 Other                                                      (0.2)             (1.6)            (0.5)
                                                     ----------------------------------------------------

     Effective tax rate                                     26.9%             36.7%            38.7%
                                                     ====================================================

Undistributed earnings of foreign subsidiaries aggregated approximately $21,465,000 at December 31, 2000, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $5,122,000 in 2000, $5,269,000 in 1999 and $6,160,000 in 1998.

                     American Biltrite Inc. and Subsidiaries

13.  Other Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and changes in certain minimum pension liabilities, which prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income.

Components of other comprehensive income (loss) for the years ended December 31 consisted of the following:

                                                         2000           1999            1998
                                                   -----------------------------------------------
                                                                   (In thousands)
Foreign currency translation adjustments               $(  772)        $  964         $(1,024)
Change in minimum pension liability                     (1,395)           595            (577)
                                                   -----------------------------------------------

                                                       $(2,167)        $1,559         $(1,601)
                                                   ===============================================

Accumulated balances related to each component of other comprehensive loss as of December 31 were as follows:

                                                         2000          1999             1998
                                                   -----------------------------------------------
                                                                     (In thousands)
Foreign currency translation adjustments               $(3,591)       $(2,819)        $(3,783)
Minimum pension liability                               (1,923)          (528)         (1,123)
                                                   -----------------------------------------------

                                                       $(5,514)       $(3,347)        $(4,906)
                                                   ===============================================

                     American Biltrite Inc. and Subsidiaries

14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                   2000             1999               1998
                                                           ---------------------------------------------------
                                                           (In thousands, except per share amounts)
   Numerator:
     Net income                                                   $5,333           $9,733             $9,002
                                                           ===================================================

   Denominator:
     Denominator for basic earnings per share:
       Weighted-average shares                                     3,518            3,592              3,641
     Dilutive employee stock options                                  19               70                165
                                                           ---------------------------------------------------
     Denominator for diluted earnings per share:
       Adjusted weighted-average shares and assumed
         conversions                                               3,537            3,662              3,806
                                                           ===================================================

   Basic earnings per share                                       $ 1.52           $ 2.71             $ 2.47
                                                           ===================================================

   Diluted earnings per share                                     $ 1.51           $ 2.66             $ 2.36
                                                           ===================================================

                     American Biltrite Inc. and Subsidiaries

15.  Stock Option Plans

ABI Stock Plans

During 1999, ABI adopted a stock option plan, which permits the issuance of 50,000 options for common stock to non-employee directors. Under the terms of the plan, options granted are nonqualified and are issued at a price equal to 100% of fair market value at the date of grant. Options granted under the plan are exercisable six months after the date of grant.

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

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan at no cost. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions, which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder.

                     American Biltrite Inc. and Subsidiaries

15.  Stock Option Plans (continued)

The following tables summarize information about ABI's fixed stock options:

                                            2000                 1999                  1998
                                    -----------------------------------------------------------------
                                                Weighted-            Weighted-            Weighted-
                                                 Average              Average              Average
                                                Exercise             Exercise             Exercise
                                      Shares     Price     Shares     Price     Shares      Price
                                    -----------------------------------------------------------------
Outstanding at beginning of year      555,840    $18.75    564,080    $18.84    574,580    $18.79
Granted                                27,000     14.51      6,000     20.50         --
Exercised                             (35,600)     7.00         --        --    (10,500)    16.26
Forfeited                              (3,500)    23.63    (14,240)    23.04         --
                                      -------    ------    -------              -------

Outstanding at end of year            543,740     19.28    555,840     18.75    564,080     18.84
                                      =======    ======    =======              =======

Options exercisable at end of year    432,357              414,540              339,280

Available for grant at end of year     54,080               77,580               19,340

                    Outstanding at                     Exercisable at                    Weighted-Average
     Range of        December 31,   Weighted-Average    December 31,   Weighted-Average      Remaining
  Exercise Price         2000        Exercise Price         2000        Exercise Price   Contractual Life
------------------------------------------------------------------------------------------------------------
 $ 7.00                 14,800           $ 7.00            14,800           $ 7.00          0.42 Years
  12.75 -$17.25        301,440            16.67           278,857            16.84          3.25
  20.50 - 23.63        227,500            23.55           138,700            23.49          6.07

Congoleum Stock Option Plan

Under Congoleum's 1995 Stock Option Plan, options to purchase up to 800,000 shares of Congoleum's Class A common stock may be issued to officers and key employees. Such options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair value of Congoleum's Class A common stock on the date of grant. All options granted have ten-year terms and vest over five years at the rate of 20% per year beginning on the first anniversary of the date of grant.

START HERE
                     American Biltrite Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

15.  Stock Option Plans (continued)

A summary of Congoleum's 1995 Stock Option Plan activity and related information is as follows:

                                            2000                 1999                  1998
                                    -----------------------------------------------------------------
                                                Weighted-            Weighted-            Weighted-
                                                 Average              Average              Average
                                                Exercise             Exercise             Exercise
                                      Shares     Price     Shares     Price     Shares      Price
                                    -----------------------------------------------------------------
Outstanding at beginning of year      617,000    $10.93    626,000    $10.91    511,900      $13.01
Granted                                99,500      3.54      5,000      7.19    345,000        9.00
Exercised                                  --        --         --        --         --          --
Forfeited                             (23,500)     9.00    (14,000)     9.00   (230,900)*     12.72
                                      -------              -------             --------

Outstanding at end of year            693,000      9.93    617,000     10.93    626,000       10.91
                                      ======               ========             =======

Options exercisable at end of year    416,400     11.87    306,200     12.12    180,000       13.00

Available for grant at end of year    105,000              181,000              172,000

* Includes 208,500 options repriced in 1998.

On July 1, 1999, a Directors Stock Option Plan was established, under which non-employee directors may be granted options to purchase up to 50,000 shares of Class A Common Stock. Options granted have ten-year terms and vest six months from the grant date.

                     American Biltrite Inc. and Subsidiaries

15.  Stock Option Plans (continued)

The exercise price of options outstanding at December 31, 2000 range from $3.88 to $7.19 per share. A summary of the Directors Stock Option Plan activity and related information is as follows:

                                             2000                     1999
                                    --------------------------------------------
                                                Weighted-              Weighted-
                                                 Average                Average
                                                Exercise               Exercise
                                      Shares      Price      Shares     Price
                                    --------------------------------------------

Outstanding at beginning of year      5,000       $7.19         --          --
Granted                               3,000        4.08      5,000       $7.19
Exercised                                --          --         --          --
Forfeited                                --          --         --          --
                                      -----                  -----

Outstanding at end of year            8,000        6.02      5,000        7.19
                                      =====                  =====

Pro Forma Disclosure

Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement.

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rate of 6.23% and 5.87%, expected dividend yield of 27.04% and 18.29%, volatility factor of the expected market price of the Company's common stock of .327 and .287, and a weighted-average expected life of the options of seven and one-half years.

                     American Biltrite Inc. and Subsidiaries

15.  Stock Option Plans (continued)

The fair value for the Congoleum options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: option forfeiture of 15%, risk-free interest rates of 5.08%, 6.61% and 4.80%, no dividends, volatility factors of the expected market price of Congoleum's common stock of .597, .576 and .365, and a weighted-average expected life of the options of seven years.

The weighted-average fair value of options granted under ABI's 1997 Stock Award and Incentive Plan during 2000 was $0.04. The weighted-average fair value of options granted under ABI's 1999 Stock Award and Incentive Plan during 2000 and 1999 was $0.01 and $0.22, respectively. The weighted-average fair value of options granted under Congoleum's 1995 Stock Option Plan during 2000, 1999 and 1998 was $2.28, $4.67 and $4.31, respectively. The weighted-average grant date fair value of options granted for the Directors Stock Option Plan in 2000 and 1999 was $1.79 and $3.15, respectively.

For purposes of pro forma disclosures, the estimated fair value of the ABI and Congoleum options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows:

                                                                   Years ended December 31,
                                                              2000                1999            1998
                                                    --------------------------------------------------------
                                                           (In thousands, except per share amounts)
Net income                                                   $5,333              $9,733          $9,002
Estimated pro forma compensation expense
   from stock options                                          (248)               (402)           (355)
                                                    --------------------------------------------------------

       Pro forma net income                                  $5,085              $9,331          $8,647
                                                    ========================================================

Pro forma earnings per share:
         Basic                                               $ 1.45              $ 2.60          $ 2.38
         Diluted                                               1.44                2.55            2.27

                     American Biltrite Inc. and Subsidiaries

16.  Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry, and a Canadian division that produces flooring and rubber products. Congoleum represents the majority of the Company's flooring products segment, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers, and contractors for commercial and residential use. During 2000, the Company acquired Janus Flooring Corporation, which has been included in the flooring products segment effective October 12, 2000. The tape products segment consists of two production facilities in the United States, and finishing and sales facilities in Belgium and Singapore. The tape products segment manufactures paper, film, HVAC, electrical, shoe, and other tape products for use in industrial and automotive markets. The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to the mass merchandiser markets. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

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

Factors Used to Identify Reportable Segments

Reportable segments are business units that offer different products and are each managed separately. The Company's Canadian division manufactures certain products, which are similar to products of the flooring segment; however, the Canadian division is managed and reports separately from the flooring segment.

                     American Biltrite Inc. and Subsidiaries

16.  Industry Segments (continued)

Segment Profit and Assets
                                              Years ended December 31,
                                           2000        1999        1998
                                         ----------------------------------
Revenues                                            (In thousands)
Revenues from external customers:
    Flooring products                    $226,291    $245,439    $258,258
    Tape products                          94,773      88,337      82,233
    Jewelry                                50,202      46,552      47,350
    Canadian division                      49,107      42,131      36,038
                                         ----------------------------------
Total revenues from external customers    420,373     422,459     423,879

Intersegment revenues:
    Flooring products                         361         568         868
    Tape products                             154         158         193
    Jewelry                                    --          --          --
    Canadian division                       6,354       6,966       6,613
                                         ----------------------------------
Total intersegment revenues                 6,869       7,692       7,674
                                         ----------------------------------
Total revenue                             427,242     430,151     431,553

Reconciling items
    Intersegment revenues                  (6,869)     (7,692)     (7,674)
                                         ----------------------------------
Total consolidated revenues              $420,373    $422,459    $423,879
                                         ==================================

Approximately 56%, 54% and 50% of the Canadian division's revenues from external customers were for flooring products for 2000, 1999 and 1998, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

                     American Biltrite Inc. and Subsidiaries

16.  Industry Segments (continued)

                                         Years ended December 31,
                                         2000      1999      1998
                                        ---------------------------
                                             (In thousands)
Interest revenue
    Flooring products                   $1,799    $1,836    $1,607
    Tape products                           25        18        22
    Jewelry                                 48        40        61
    Canadian division                      131       135       163
                                        ---------------------------
Total segment interest revenue           2,003     2,029     1,853

Reconciling items
    Corporate office interest revenue       98        76        37
    Intersegment interest revenue          (60)      (65)     (100)
                                        ---------------------------
Total consolidated interest revenue     $2,041    $2,040    $1,790
                                        ===========================

Interest expense
    Flooring products                   $7,567    $7,938    $7,365
    Tape products                          144       143        74
    Jewelry                              1,029     1,044     1,312
    Canadian division                        1        --         1
                                        ---------------------------
Total segment interest expense           8,741     9,125     8,752

Reconciling items
    Corporate office interest expense      726       460       391
    Intersegment interest expense          (60)      (65)     (100)
                                        ---------------------------
Total consolidated interest expense     $9,407    $9,520    $9,043
                                        ===========================

                     American Biltrite Inc. and Subsidiaries

16.  Industry Segments (continued)

                                                                             Years ended December 31,
                                                                         2000           1999          1998
                                                                      ---------------------------------------
                                                                                  (In thousands)
Depreciation and amortization expense
    Flooring products                                                   $ 11,786      $11,038       $10,741
    Tape products                                                          2,246        2,230         1,979
    Jewelry                                                                  686          695           239
    Canadian division                                                      1,783        1,562         1,494
                                                                      ---------------------------------------
Total segment depreciation and amortization                               16,501       15,525        14,453

Reconciling items
    Corporate office depreciation and amortization                           738          706           675
                                                                      ---------------------------------------
Total consolidated depreciation and amortization                        $ 17,239      $16,231       $15,128
                                                                      =======================================

Segment profit
    Flooring products                                                   $(12,158)     $ 7,648       $15,516
    Tape products                                                          7,620        6,304         3,797
    Jewelry                                                                4,145        3,585         2,657
    Canadian division                                                      4,170        3,826         3,095
                                                                      ---------------------------------------
Total segment profit                                                       3,777       21,363        25,065

Reconciling items
    Corporate office loss                                                 (1,005)      (1,184)           (4)
    Intercompany profit (loss)                                                96          (63)          (59)
                                                                      ---------------------------------------
Total consolidated earnings before income taxes and other items        $   2,868      $20,116       $25,002
                                                                      =======================================

Segment profit or loss is before income tax expense or benefit and extraordinary items. Included in the flooring products segment loss for 2000 is a charge of $9 million (before tax) recorded by Congoleum in connection with a change in distributor (see Note 17). In 1998, the flooring segment recorded a loss on early retirement of debt, net of income tax benefit, of $2,413,000. The extraordinary loss is not included in the segment profit disclosed above.

                     American Biltrite Inc. and Subsidiaries

16.  Industry Segments (continued)

                                                                                   December 31,
                                                                         2000          1999         1998
                                                                      ---------------------------------------
                                                                                  (In thousands)
Segment assets
    Flooring products                                                   $244,574     $231,817      $231,865
    Tape products                                                         53,724       49,876        48,308
    Jewelry                                                               19,193       15,737        16,298
    Canadian division                                                     29,858       27,146        20,710
                                                                      ---------------------------------------
Total segment assets                                                     347,349      324,576       317,181

Reconciling items
    Corporate office assets                                               30,163       26,702        29,446
    Intersegment accounts receivable                                     (12,991)      (7,003)      (10,436)
    Intersegment profit in inventory                                        (119)        (215)         (152)
                                                                      ---------------------------------------
Total consolidated assets                                               $364,402     $344,060      $336,039
                                                                      =======================================

Expenditures for additions to long-lived assets
    Flooring products                                                   $ 13,948     $ 18,670      $  9,440
    Tape products                                                          3,621        2,557         4,396
    Jewelry                                                                  457        1,971           613
    Canadian division                                                      2,769        3,735         2,693
                                                                      --------------------------------------
Total expenditures for additions to long-lived assets                     20,795       26,933        17,142

Reconciling items
    Corporate office expenditure for additions to long-lived assets           22           38            13
                                                                      --------------------------------------
Total expenditures for additions to long-lived assets                   $ 20,817     $ 26,971      $ 17,155
                                                                      ======================================

                     American Biltrite Inc. and Subsidiaries

16.  Industry Segments (continued)

Geographic Area Information


                                                                             Years ended December 31,
                                                                         2000          1999         1998
                                                                     ----------------------------------------
                                                                                 (In thousands)
Revenues from external customers
   United States                                                        $350,852     $355,174       $363,742
   Canada                                                                 35,661       36,619         31,314
   Europe                                                                 16,436       15,203         16,225
   Asia                                                                    7,119        6,818          7,397
   Other                                                                  10,305        8,645          5,201
                                                                     ----------------------------------------
Total revenues from external customers                                  $420,373     $422,459       $423,879
                                                                     ========================================

Revenues are attributed to countries based on the location of customers.

                                                                              Years ended December 31,
                                                                          2000          1999          1998
                                                                     ----------------------------------------
                                                                                 (In thousands)
Long-lived assets by area
   United States                                                        $169,495     $157,670       $150,079
   Canada                                                                 17,036       11,033          8,284
   Europe                                                                  1,009        1,104          1,275
   Asia                                                                    2,462        2,501          2,561
                                                                     ----------------------------------------
Total long-lived assets                                                 $190,002     $172,308       $162,199
                                                                     ========================================

                     American Biltrite Inc. and Subsidiaries

17.  Distributor Transition Costs

During the third quarter of 2000, Congoleum announced the appointment of Mohawk Industries, Inc. as a national distributor. At the same time, Congoleum announced it was terminating its distribution arrangements with LDBrinkman & Co., which had been its exclusive distributor in much of the southwestern United States, accounting for 21% of the Company's sales in 1999. LDBrinkman & Co. contested the Company's right to terminate its distributor agreement, and the matter went to arbitration in the fourth quarter of 2000. The parties signed a final settlement agreement in February 2001.

Congoleum recorded a charge in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by Congoleum for establishing Mohawk as a distributor, which included training, meetings, and legal costs. Congoleum also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement. These costs will be paid in the first three quarters of fiscal 2001 and are not contingent upon future performance of either of the parties under the agreement.

Congoleum provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman may return certain unsold inventory purchased from Congoleum that meets minimum size and quantity requirements. As such, the Company has deferred the recognition of revenue from its estimate of returns of inventory under this right-of-return agreement. Congoleum has reduced revenues by $4.0 million and cost of sales by $2.7 million to account for this estimate of returns of inventory sold during 2000.

A summary of the distributor transition costs appears below (in thousands):

    Costs of establishing Mohawk as a distributor               $3,076
    LDBrinkman termination costs                                 4,641
                                                            -------------
                                                                 7,717
    Impact on gross margin of estimated sales returns            1,291
                                                            -------------

    Total reduction in Congoleum's pre-tax income                9,008
    Tax effect                                                   2,959
                                                            -------------

    Total reduction in Congoleum's net income                   $6,049
                                                            =============

                     American Biltrite Inc. and Subsidiaries

17.  Distributor Transition Costs (continued)

Of the $7,717,000 in costs, $4,659,000 remains unpaid as of December 31, 2000 and is included in accrued expenses. Accrued expenses and inventory have been increased by the provision for returned goods.

18.  Quarterly Financial Information (Unaudited)

                                                 First           Second             Third            Fourth
                                                Quarter          Quarter           Quarter           Quarter
                                          ----------------------------------------------------------------------
                                                        (In thousands, except per share amounts)
2000
   Net sales                                    $102,445         $102,398          $112,685          $102,845
   Gross profit                                   28,114           28,842            33,009            31,850
   Net earnings                                      350              984             3,091               908(1)

   Net earnings per share:
       Basic                                         .10              .28               .88               .26
       Diluted                                       .10              .28               .87               .26

1999
   Net sales                                    $106,987         $104,002          $106,950          $104,520
   Gross profit                                   32,437           32,262            34,115            32,705
   Net earnings                                    1,458            1,332             2,837             4,106

   Net earnings per share:
       Basic                                         .40              .37               .79              1.15
       Diluted                                       .39              .36               .78              1.14

(1) Net earnings in the fourth quarter of 2000 include Congoleum's after-tax cost of $6,049 related to a major distributor change (see Note 17). The impact on the consolidated net earnings of ABI was $3,327, or $.94 per diluted share.

                     American Biltrite Inc. and Subsidiaries
                Schedule II -- Valuation and Qualifying Accounts
                  Years ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------
           COL. A                         COL. B         COL. C        COL. D       COL. E      COL. F           COL. G
---------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                     -------------------------------------
                                                                     Charged to
                                        Balance at     Charged to       Other
                                       Beginning of    Costs and     Accounts --             Deductions --     Balance at
          Description                     Period        Expenses      Describe      Other      Describe       End of Period
---------------------------------------------------------------------------------------------------------------------------

2000

 Allowances for doubtful accounts
  and cash discounts                      $5,543         $1,054                               $2,505 (A)         $4,092
                                       ================================================================================

1999

 Allowances for doubtful accounts
  and cash discounts                      $5,124         $2,904                               $2,485 (A)         $5,543
                                       ================================================================================

1998
 Allowances for doubtful accounts
  and cash discounts                      $5,052         $2,411                               $2,339 (A)         $5,124
                                       ================================================================================

(A)   Represents accounts charged off during the year, net of recoveries

      Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

                                          AMERICAN BILTRITE INC.

                                              (Registrant)


Date:  March 13, 2001                   by: /s/ Gilbert K. Gailius
       -----------------                    ----------------------
                                            Gilbert K. Gailius, Vice President
                                            and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 13, 2001                   by: /s/ Roger S. Marcus
       -----------------                    -------------------
                                            Roger S. Marcus, Chairman of the
                                            Board, Chief Executive Officer
                                            and Director

Date:  March 13, 2001                   by: /s/ Richard G. Marcus
       -----------------                    ----------------------
                                            Richard G. Marcus, President, Chief
                                            Operating Officer and Director


Date:  March 13, 2001                   by: /s/ William M. Marcus
       -----------------                    -------------------
                                            William M. Marcus, Executive Vice
                                            President, Treasurer, Chairman of
                                            the Executive Committee and Director

Date:  March 13, 2001                   by: /s/ John C. Garrels, 3rd
       -----------------                    ------------------------
                                            John C. Garrels, 3rd, Director

Date:  March 13, 2001                   by: /s/ Kenneth I. Watchmaker
       -----------------                    -------------------------
                                            Kenneth I. Watchmaker, Director

Date:  March 13, 2001                   by: /s/ Edward J. Lapointe
       -----------------                    ----------------------
                                            Edward J. Lapointe, Controller

Date:  March 13, 2001                   by: /s/ Howard N. Feist III
       -----------------                    -----------------------
                                            Howard N. Feist III
                                            Vice President Finance and
                                            Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.                                    Description                             Page No.
3 (1)    X                 Restated Certificate of Incorporation                          -

3 (2)    IV                By-Laws, amended and restated as of                            -
                           March 13, 1991

10 (3)   I,   V            1985 Stock Option Plan ("the 1985 Plan")                       -

10 (4)   II,  V            Form of Agreement pursuant to the 1985                         -
                           Plan providing for ISO's

10 (5)   III, V            Form of Agreement pursuant to the 1985                         -
                           Plan providing for NQSO's

10 (6)   VI                Joint Venture Agreement dated as of December 16,               -
                           1992 by and among American Biltrite Inc., Resilient
                           Holdings Incorporated, Congoleum Corporation,
                           Hillside Industries Incorporated and Hillside
                           Capital Corporation

10 (7)   VII               Closing Agreement dated as of March 11, 1993 by and            -
                           among American Biltrite Inc., Resilient Holdings
                           Incorporated, Congoleum Corporation, Hillside
                           Industries Incorporated and Hillside Capital
                           Corporation

10 (8)   XII, V            1993 Stock Award and Incentive Plan as Amended and             -
                           Restated as of March 4, 1997

10 (9)   IX                K&M Associates L.P. Amended and Restated Agreement             -
                           of Limited Partnership

10 (10)  VIII              Purchase Agreement dated as of March 31, 1995 by               -
                           and among Ocean State and certain limited partners
                           of K&M

Exhibit No.                                    Description                             Page No.
10 (11)    VIII            Agreement and Plan of Merger dated as of April 1,              -
                           1995 by and among the Company, Jewelco Acquisition
                           Co., Inc., AIMPAR, Inc., Arthur I. Maier, Bruce
                           Maier and Edythe J. Wagner

10 (12)    VIII            Option Agreement dated as of April 1, 1995 by and              -
                           among Ocean State and certain limited partners of
                           K&M

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

10 (15)    X, V            Split-Dollar Agreement dated as of December 20,                -
                           1996 by and between American Biltrite Inc. and the
                           Marcus Family 1990 Insurance Trust

10 (16)    X, V            Split-Dollar Agreement dated as of December 20,                -
                           1996 by and between American Biltrite Inc. and the
                           Marcus Family 1996 Irrevocable Insurance Trust
                           Dated October 28, 1996

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

Exhibit No.                                    Description                             Page No.
10 (19)    X, V            Split-Dollar Agreement dated as of December 20,                -
                           1996 by and between American Biltrite Inc. and the
                           Roger S. Marcus Irrevocable Insurance Trust Dated
                           November 29, 1996

10 (20)    X, V            Split-Dollar Agreement dated as of January 9, 1997             -
                           by and between American Biltrite Inc. and Joseph D.
                           Burns

10 (21)    X, V            Description of Supplemental Retirement Benefits for
                           Gilbert K. Gailius

10 (22)    XIII, V         American Biltrite Inc. Deferred Compensation Plan              -

10 (23)    XIII            American Biltrite 1999 Stock Option Plan for                   -
                           Non-Employee Directors

10 (24)    XIV, V          Description of Employment Arrangement for Gilbert              -
                           K. Gailius,

10 (25)    V               Split-Dollar Agreement dated as of November 20,              74-92
                           2000 by and between American Biltrite Inc. and
                           Howard N. Feist III

11         XI              Statement Re: Computation of Per Share Earnings                -

21                         Subsidiaries of the Registrant (including each               93-94
                           subsidiary's jurisdiction of incorporation and the
                           name under which each subsidiary does business)

23 (1)                     Consent of Ernst & Young LLP, Independent Auditors            95

27                         Financial Data Schedule, filed herewith                        -

               -------------------------
            I Incorporated by reference to exhibit 10 (2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

           II Incorporated by reference to exhibit 10 (3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

          III Incorporated by reference to exhibit 10 (4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986. (1-4773)

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

           XI Incorporated by reference to Note 14 of the Company's consolidated financial statements (filed herewith).

          XII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on June 28, 1997.

         XIII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on July 3, 1999

          XIV Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.