Form 10-Q
period 2001-03-31
AMERICAN BILTRITE INC
filed 2001-05-10
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001                  Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                   04-1701350
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                                   Outstanding at May 1, 2001
-------------------                                   --------------------------
      Common                                               3,449,985 shares

                                    FORM 10-Q

PART I.                   Item 1. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                       March 31,    December 31,
                                                         2001          2000
                                                     ---------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                         $  6,982       $ 16,859
    Short-term investments                               4,195         12,097
    Accounts receivable, net                            55,339         45,378
    Inventories                                         91,670         87,175
    Prepaid expenses & other current assets             13,143         12,891
                                                      --------       --------

                  TOTAL CURRENT ASSETS                 171,329        174,400

Goodwill, net                                           24,704         23,431
Other assets                                            22,110         22,374
Property, plant and equipment, net                     146,474        144,197
                                                      --------       --------
                  TOTAL ASSETS                        $364,617       $364,402
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                  $ 30,137       $ 31,101
    Accrued expenses                                    56,690         55,891
    Notes payable                                       23,691         11,698
    Current portion of long-term debt                    3,104          3,713
                                                      --------       --------

                  TOTAL CURRENT LIABILITIES            113,622        102,403

Long-term debt                                         104,410        108,425
Other liabilities                                       59,058         59,868
Noncontrolling interests                                11,845         14,159

STOCKHOLDERS' EQUITY
    Common stock, par value $0.01-authorized
       15,000,000 shares, issued 4,607,902 shares           46             46
    Additional paid-in capital                          19,521         19,521
    Retained earnings                                   77,236         79,663
    Accumulated other comprehensive loss                (6,522)        (5,514)
    Less cost of shares in treasury                    (14,599)       (14,169)
                                                      --------       --------
                                                        75,682         79,547
                                                      --------       --------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                $364,617       $364,402
                                                      ========       ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands of dollars, except per share amounts)

                                                          Three Months Ended
                                                       March 31,       April 1,
                                                         2001            2000
                                                      --------------------------

Net sales                                              $ 99,697       $102,445
Interest and other income                                   321            665
                                                       --------       --------
                                                        100,018        103,110
                                                       --------       --------
Costs and expenses:
    Cost of products sold                                74,385         74,331
    Selling, general and administrative
       expenses                                          28,816         27,483
    Interest                                              2,514          2,138
                                                       --------       --------
                                                        105,715        103,952
                                                       --------       --------

LOSS BEFORE INCOME TAXES AND NONCONTROLLING
  INTERESTS                                              (5,697)          (842)

Credit for income tax benefit                            (2,065)          (303)

Noncontrolling interests                                  1,641            889
                                                       --------       --------

         NET (LOSS) EARNINGS                           $ (1,991)      $    350
                                                       ========       ========

(Loss) Earnings per share:

    Basic                                              $   (.57)      $    .10

    Diluted                                            $   (.57)      $    .10

Dividends declared per common share                    $   .125       $   .125

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                                       Three Months Ended
                                                                     March 31,      April 1,
                                                                       2001           2000
                                                                    -------------------------
OPERATING ACTIVITIES
    Net (loss) earnings                                              $ (1,991)      $    350
    Adjustments to reconcile net (loss) earnings to net cash
      used by operating activities:
         Depreciation and amortization                                  4,938          4,183
         Deferred income taxes                                         (2,193)           346
         Accounts and notes receivable                                (10,345)       (16,751)
         Inventories                                                   (5,375)        (4,049)
         Prepaid expenses and other current assets                      1,839            494
         Accounts payable and accrued expenses                           (397)           224
         Noncontrolling interests                                      (1,641)          (889)
         Other                                                           (209)          (151)
                                                                     --------       --------

    NET CASH USED BY OPERATING ACTIVITIES                             (15,374)       (16,243)

INVESTING ACTIVITIES
    Purchases of short-term investments                                (1,471)
    Proceeds from sales of short-term investments                       9,373         14,754
    Investments in property, plant and equipment                       (8,154)        (6,251)
    Proceeds from sale of property, plant and equipment                   648
    Purchase of additional partnership interests in K&M                (2,066)          (309)
                                                                     --------       --------


    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                   (1,670)         8,194

FINANCING ACTIVITIES
    Net short-term borrowings                                          12,191         10,750
    Payments on long-term debt                                         (4,610)        (3,039)
    Purchase of treasury shares                                          (502)          (466)
    Dividends paid                                                       (436)          (440)
                                                                     --------       --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                           6,643          6,805
Effect of foreign exchange                                                524            209
                                                                     --------       --------

    DECREASE IN CASH AND CASH EQUIVALENTS                              (9,877)        (1,035)

Cash and cash equivalents at beginning of period                       16,859         27,285
                                                                     --------       --------
    CASH AND CASH EQUIVALENTS AT END OF
       QUARTER                                                       $  6,982       $ 26,250
                                                                     ========       ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Changes in Acounting Principles

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133, as amended by SFAS 138), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 in the first quarter of fiscal 2001. Adoption of this pronouncement had no effect on the Company's consolidated financial position or results of operations.

Note C - Inventories

Inventories at March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                              March 31,         December 31,
                                                2001                2000
                                         ---------------------------------------

Finished goods                                 $66,414             $63,810
Work-in-process                                 11,794               9,764
Raw materials and supplies                      13,462              13,601
                                               -------             -------
                                               $91,670             $87,175
                                               =======             =======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note D - Distributor Transition Costs

During the third quarter of 2000, Congoleum Corporation ("Congoleum"), a consolidated majority owned subsidiary, announced the appointment of Mohawk Industries, Inc. as a national distributor. At the same time, Congoleum announced it was terminating its distribution arrangements with LDBrinkman & Co., who had been its exclusive distributor in much of the southwestern United States, accounting for 21% of Congoleum's sales in 1999. LDBrinkman & Co. contested Congoleum's right to terminate its distributor agreement and the matter went to arbitration in the fourth quarter of 2000. The parties signed a final settlement agreement in February 2001.

Congoleum recorded a charge of $7,717,000 in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by Congoleum for establishing Mohawk as a distributor. Also included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement.

Congoleum has provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman may return certain unsold inventory purchased from Congoleum that meets minimum size and quality requirements. Therefore, Congoleum has deferred the recognition of revenue for its estimate of returns of inventory under this right-of-return agreement.

Of the $7,717,000 in costs incurred during 2000, $3,517,000 remains unpaid as of March 31, 2001. These amounts are anticipated to be paid by July 31, 2001.

Note E - Commitments and Contingencies

In the ordinary course of its business, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters, as more fully described below. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, management does not believe that these matters, individually or in the aggregate, will have a material adverse effect on their business or financial condition.

American Biltrite Inc.

ABI records a liability for environmental remediation claims when it becomes probable that ABI will incur costs relating to a clean-up program or will have to make claim payments and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted to reflect such revisions and progress.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note E - Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 419 pending claims involving approximately 1,364 individuals as of March 31, 2001. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims was as follows:

                                        Quarter Ended            Year Ended
                                        March 31, 2001        December 31, 2000
                                        --------------        -----------------

      Beginning claims                         330                    63
      New claims                                93                   298
      Settlements                               (2)                  (11)
      Dismissals                                (2)                  (20)
                                               ---                   ---

      Ending claims                            419                   330
                                               ===                   ===

ABI reported in its December 31, 2000 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to two sites in two separate states. There have been no new developments relating to these sites during the quarter ended March 31, 2001.

With regard to the Olin Corporation ("Olin") site in Wilmington, MA, Olin has requested reimbursement from ABI for the period from July 1, 2000 to December 31, 2000 in the amount of $489,000. Olin has estimated that the response cost for 2001 will be $6 million with ABI's allocated share being $814,000. ABI, in discussion with Olin, has estimated that beyond 2001 the response costs will be in the range of $16.3 million to $29 million. As of March 31, 2001, ABI has estimated its share of potential liability for Olin to be in the range of $3.3 million to $5 million before any recoveries from insurance.

Congoleum Corporation

Congoleum is subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites, asbestos-related claims and general liability claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note E - Commitments and Contingencies (continued)

such future costs and timing of payments are indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance.

Congoleum records a liability for environmental remediation, asbestos-related claim costs and general liability claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and clean-ups progress, these liabilities are adjusted based upon progress in determining the timing and extent of remedial actions and the related costs and damages. The extent and amounts of the liabilities can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements. The recorded liabilities are not discounted for delays in future payments and are not reduced by the amount of estimated insurance recoveries. Such estimated insurance recoveries are considered probable of recovery.

Although the outcome of these matters could result in significant expenses or judgments, management does not believe based on present facts and circumstances that their disposition will have a material adverse effect on the financial position of Congoleum.

Congoleum is one of many defendants in approximately 2,098 pending claims (including workers' compensation cases) involving approximately 14,072 individuals as of March 31, 2001, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims was as follows:

                                         Quarter Ended            Year ended
                                        March 31, 2001        December 31, 2000
                                        --------------        -----------------

      Beginning claims                       1,754                     670
      New claims                               371                   1,302
      Settlements                              (10)                    (76)
      Dismissals                               (17)                   (142)
                                             -----                   -----

      Ending claims                          2,098                   1,754
                                             =====                   =====

Nearly all claims allege that various diseases were caused by exposure to asbestos-containing products, including sheet vinyl and resilient tile manufactured by Congoleum (or, in the workers' compensation cases, exposure to asbestos in the course of employment with Congoleum). Congoleum discontinued the manufacture of asbestos-containing sheet vinyl products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note E - Commitments and Contingencies (continued)

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

During the fourth quarter of fiscal 2000, Congoleum updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of Congoleum's analysis, Congoleum has determined that its range of probable and estimable losses for asbestos-related claims through the year 2049 is $35.1 million to $161.3 million before considering the effects of insurance recoveries and before discounting to present value. As discussed previously, it is very difficult to forecast a liability for Congoleum's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. Therefore, Congoleum has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $35.1 million in accordance with generally accepted accounting principles.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note E - Commitments and Contingencies (continued)

Congoleum has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. Congoleum believes that the criteria to offset the estimated gross liability with this highly probable insurance recovery, as defined by generally accepted accounting principles, have been met. The balance of the estimated gross liability of $15 million has been reflected in the balance sheet as a long-term liability as of December 31, 2000 and March 31, 2001. Congoleum has also recorded in the balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets as of December 31, 2000 and March 31, 2001.

Since many uncertainties exist surrounding asbestos litigation, Congoleum will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that Congoleum's total exposure to asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset. These uncertainties may result in Congoleum incurring future charges to income to adjust the carrying value of recorded liabilities and assets. Congoleum does not believe, however, that asbestos-related claims will have a material adverse effect on its financial position or liquidity.

Note F - Comprehensive Income

During the first quarter of 2001 and 2000, total comprehensive (loss) income amounted to $(2,999,000) and $262,000, respectively. Other comprehensive income consisted only of foreign currency translation adjustments.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and April 1, 2000 (in thousands, except per share amounts:)

                                                           Three Months Ended
                                                          March 31,    April 1,
                                                            2001        2000
                                                         ----------------------
Numerator:
    Net (loss) earnings                                   $(1,991)     $  350
                                                          =======      ======
Denominator:
    Denominator for basic earnings per share:
      Weighted-average shares                               3,489       3,520
    Denominator for diluted earnings
        per share:
      Dilutive employee stock options                          --          25
                                                          -------      ------

      Weighted-average shares and
          assumed conversions                               3,489       3,545
                                                          =======      ======

Basic (loss) earnings per share                           $  (.57)     $  .10
                                                          =======      ======

Diluted (loss) earnings per share                         $  (.57)     $  .10
                                                          =======      ======

Note H - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division which produces flooring and rubber products. Congoleum, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use, represents the majority of the Company's flooring products segment. During 2000, the Company acquired Janus Flooring Corporation, which has been included in the flooring products segment effective October 12, 2000. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium, Singapore and Italy. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note H - Industry Segments (continued)

markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to the mass merchandiser markets. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Segment Profit (Loss) and Assets
--------------------------------
          (In thousands)                                  Three Months Ended
                                                      March 31,        April 1,
                                                        2001             2000
                                                     --------------------------
Revenues
Revenues from external customers:
    Flooring products                                 $ 54,764        $ 56,756
    Tape products                                       22,635          22,965
    Jewelry                                             10,757          10,335
    Canadian division                                   11,541          12,389
                                                      --------        --------
         Total revenues from external
            customers                                   99,697         102,445
                                                      --------        --------
Intersegment revenues:
    Flooring products                                      111             111
    Tape products                                           28              81
    Jewelry
    Canadian division                                    1,825           1,524
                                                      --------        --------
         Total intersegment revenues                     1,964           1,716
                                                      --------        --------
                                                       101,661         104,161
Reconciling items
    Intersegment revenues                               (1,964)         (1,716)
                                                      --------        --------
         Total consolidated revenues                  $ 99,697        $102,445
                                                      ========        ========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

Note H - Industry Segments (continued)

       (In thousands)                                     Three Months Ended
                                                        March 31,    April 1,
                                                          2001         2000
                                                      --------------------------
Segment (loss) profit
    Flooring products                                   $ (6,098)    $ (3,070)
    Tape products                                            621        1,460
    Jewelry                                                 (117)         (69)
    Canadian division                                        573        1,171
                                                        --------     --------
         Total segment loss                               (5,021)        (508)

Reconciling items
    Corporate office loss                                   (695)        (373)
    Intercompany profit                                       19           39
                                                        --------     --------
       Total consolidated loss before
         income taxes and other items                   $ (5,697)    $   (842)
                                                        ========     ========

                                                        March 31,   December 31,
                                                          2001         2000
                                                      --------------------------
Segment assets
    Flooring products                                   $239,378     $244,574
    Tape products                                         65,420       53,724
    Jewelry                                               20,304       19,193
    Canadian division                                     29,271       29,858
                                                        --------     --------
         Total segment assets                            354,373      347,349

Reconciling items
    Corporate office assets                               32,574       30,163
    Intersegment accounts receivable                     (22,230)     (12,991)
    Intersegment profit in inventory                        (100)        (119)
                                                        --------     --------
         Total consolidated assets                      $364,617     $364,402
                                                        ========     ========

Tape product segment assets increased from $53,724 to $65,420 due to seasonal increases in inventories, receivables and intersegment accounts.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                  Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2001

Results of Operations

Net sales for the first quarter of 2001 were $99.7 million compared to $102.4 million for the first quarter of 2000, a decrease of $2.7 million or 2.7%. Including sales of Janus Flooring on a pro forma basis, comparable first quarter 2000 sales were $105.0 million.

Revenue declined in all segments except jewelry, reflecting the impact of the slowing economy on demand for durable and industrial goods, and depressed conditions in the manufactured housing industry, which is a major flooring customer.

Cost of products sold as a percentage of sales increased to 74.6% in the first quarter of 2001 from 72.6% in the first quarter of 2000. This increase was due to lower production volume and increased costs for raw materials and energy.

Selling, general and administrative expenses in the first quarter of 2001 were $28.8 million, or 28.9% of sales, compared with $27.5 million, or 26.8% of sales, in the same period one year earlier. Including Janus, first quarter 2000 selling, general and administrative expenses would have been $27.7 million or 26.4% of comparable basis sales. Expenses in the first quarter of 2001 include $.7 million for severance related to a 13% reduction of Congoleum's workforce. Other factors contributing to the increase in expenses were higher freight costs and increases in spending on promotional programs and new product development.

The net loss for the first quarter of 2001 was $2.0 million compared to net income of $.4 million ($.7 million including Janus) one year earlier, as a result of reduced profitability at all operations.

Liquidity and Capital Resources

Cash and cash equivalents, including short term investments, declined $17.8 million in the first quarter of 2001 to $11.2 million, compared with a decline of $15.8 million in the first quarter of 2000. The higher use of cash was due to increased capital expenditures and the purchase of additional partnership interests in K&M, together with lower net income. These uses were partly offset by lower growth in receivables. Working capital at March 31, 2001 was $57.7 million, down from $72.0 million at December 31, 2000. The ratio of current assets to current liabilities at March 31, 2001 was 1.5, down from 1.7 at December 31, 2000.

Capital expenditures in the first quarter of 2001 were $8.2 million. It is anticipated that capital spending for the full year 2001 will be in the range of $25 - $26 million.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2001

The Company has recorded provisions which it believes are adequate for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the financial position of the Company and that they will be paid over a period of three to ten years, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $.9 million of ABI's Common Stock and $5.3 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit, which at ABI are presently $41.6 million and at Congoleum are $30.0 million. During the first quarter of 2001, ABI repurchased $.5 million of its Common Stock.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of March 31, 2001 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at March 31, 2001, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                 March 31, 2001

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended March 31, 2001.

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

                                                       AMERICAN BILTRITE INC.
                                                       ----------------------
                                                            (Registrant)


Date: May 9, 2001                                  BY: /s/ Howard N. Feist III
                                                       -------------------------
                                                       Howard N. Feist III
                                                       Vice President-Finance