Form 10-Q
period 2001-06-30
AMERICAN BILTRITE INC
filed 2001-08-13
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001                   Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-1701350
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


Title of Each Class                                Outstanding at August 3, 2001
-------------------                                -----------------------------
     Common                                              3,441,585 shares

                                    FORM 10-Q

PART I.                   Item 1. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                     June 30,   December 31,
                                                      2001          2000
                                                  --------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                       $ 17,496     $ 16,859
    Short-term investments                             1,471       12,097
    Accounts receivable, net                          39,924       45,378
    Inventories                                       95,167       87,175
    Prepaid expenses & other current assets           12,820       12,891
                                                    --------     --------
                  TOTAL CURRENT ASSETS               166,878      174,400

Goodwill, net                                         24,353       23,431
Other assets                                          21,597       22,374
Property, plant and equipment, net                   149,835      144,197
                                                    --------     --------
                  TOTAL ASSETS                      $362,663     $364,402
                                                    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                $ 27,226     $ 31,101
    Accrued expenses                                  51,310       55,891
    Notes payable                                     31,050       11,698
    Current portion of long-term debt                  3,094        3,713
                                                    --------     --------
                  TOTAL CURRENT LIABILITIES          112,680      102,403

Long-term debt                                       104,367      108,425
Other liabilities                                     58,818       59,868
Noncontrolling interests                              11,920       14,159

STOCKHOLDERS' EQUITY
    Common stock, par value $0.01-authorized
       15,000,000 shares, issued 4,607,902 shares         46           46
    Additional paid-in capital                        19,521       19,521
    Retained earnings                                 76,126       79,663
    Accumulated other comprehensive loss              (5,683)      (5,514)
    Less cost of shares in treasury                  (15,132)     (14,169)
                                                    --------     --------
                                                      74,878       79,547
                                                    --------     --------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY              $362,663     $364,402
                                                    ========     ========

See accompanying notes to consolidated condensed financial statements.

                                   FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands of dollars, except per share amounts)

                                              Three Months Ended      Six Months Ended
                                              June 30,   July 1,     June 30,    July 1,
                                               2001       2000         2001        2000
                                            ------------------------------------------------
Net sales                                     $98,060    $102,398    $197,757    $204,843
Interest and other income                         948       1,068       1,269       1,733
                                              -------    --------    --------    --------
                                               99,008     103,466     199,026     206,576
                                              -------    --------    --------    --------
Costs and expenses:
    Cost of products sold                      71,321      73,556     145,706     147,887
    Selling, general and administrative
       expenses                                25,872      27,716      54,688      55,199
    Interest                                    2,730       2,301       5,244       4,439
                                              -------    --------    --------    --------
                                               99,923     103,573     205,638     207,525
                                              -------    --------    --------    --------

LOSS BEFORE INCOME TAXES AND NONCONTROLLING
INTERESTS                                        (915)       (107)     (6,612)       (949)

Credit for income tax benefit                    (316)        (41)     (2,381)       (344)

Noncontrolling interests                          (81)      1,050       1,560       1,939
                                              -------    --------    --------    --------
         NET (LOSS) EARNINGS                  $  (680)   $    984    $ (2,671)   $  1,334
                                              =======    ========    ========    ========
(Loss) earnings per share:

    Basic                                     $  (.20)   $    .28    $   (.77)   $    .38

    Diluted                                   $  (.20)   $    .28    $   (.77)   $    .38

Dividends declared per common share           $  .125    $   .125    $    .25    $    .25

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                                 Six Months Ended
                                                               June 30,    July 1,
                                                                 2001        2000
                                                                 ----        ----
OPERATING ACTIVITIES
    Net (loss) earnings                                        $ (2,671)   $  1,334
    Adjustments to reconcile net (loss) earnings to net cash
      used by operating activities:
         Depreciation and amortization                            9,843       8,534
         Deferred income taxes                                   (1,832)     (1,141)
         Accounts and notes receivable                            5,244     (12,952)
         Inventories                                             (8,376)     (7,649)
         Prepaid expenses and other current assets                2,342       1,461
         Accounts payable and accrued expenses                   (9,138)     (3,419)
         Noncontrolling interests                                (1,560)     (1,939)
         Other                                                     (272)       (253)
                                                               --------    --------

      NET CASH USED BY OPERATING ACTIVITIES                      (6,420)    (16,024)

INVESTING ACTIVITIES
    Purchase of short-term investments                           (1,471)     (6,453)
    Maturities of short-term investments                         12,097      19,182
    Investment in property, plant and equipment                 (15,389)    (10,424)
    Proceeds from sale of property, plant and equipment             648
    Purchase of additional partnership interests in K&M          (2,066)     (1,381)
                                                               --------    --------
      NET CASH (USED) PROVIDED BY INVESTING
          ACTIVITIES                                             (6,181)        924

FINANCING ACTIVITIES
    Net short-term borrowings                                    19,284      14,500
    Payments on long-term debt                                   (4,642)     (3,049)
    Purchase of treasury shares                                  (1,066)       (466)
    Dividends paid                                                 (866)       (879)
                                                               --------    --------

      NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                             12,710      10,106
Effect of foreign exchange                                          528         327
                                                               --------    --------

      INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                               637      (4,667)

Cash and cash equivalents at beginning of period                 16,859      27,285
                                                               --------    --------

      CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                               $ 17,496    $ 22,618
                                                               ========    ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note C - Inventories

Inventories at June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                         June 30,    December 31,
                                           2001          2000
                                         ------------------------

           Finished goods                 $68,884       $63,810
           Work-in-process                 11,774         9,764
           Raw materials and supplies      14,509        13,601
                                          -------       -------
                                          $95,167       $87,175
                                          =======       =======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

Congoleum recorded a charge of $7,717,000 in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by Congoleum for establishing Mohawk as a distributor. Also, included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement. Congoleum re-evaluated its allowance for doubtful accounts in light of this agreement and concluded it should be reduced by $1,785,000 which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

Congoleum has provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman may return certain unsold inventory purchased from Congoleum that meets minimum size and quality requirements. Therefore, Congoleum has deferred the recognition of revenue for its estimate of returns of inventory under this right-of-return agreement. Congoleum expects all obligations under this provision to be satisfied by the end of the third quarter of 2001.

Of the $7,717,000 in costs incurred during 2000, $2,180,000 remains unpaid as of June 30, 2001. These amounts are anticipated to be paid by August 15, 2001.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note E - Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 460 pending claims involving approximately 1,405 individuals as of June 30, 2001. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims was as follows:

                                 Six Months Ended      Year Ended
                                   June 30, 2001    December 31, 2000
                                   -------------    -----------------

           Beginning claims              330                63
           New claims                    145               298
           Settlements                    (8)              (11)
           Dismissals                     (7)              (20)
                                         ---               ---
           Ending claims                 460               330
                                         ===               ===

ABI reported in its December 31, 2000 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to two sites in two separate states. There have been no new developments relating to these sites during the quarter ended June 30, 2001.

With regard to the Olin Corporation ("Olin") site in Wilmington, MA, during the six month period ending June 30, 2001, ABI has paid Olin $483,000 for the period from June 1, 2000 to December 31, 2000 and $267,000 for the period January 1, 2001 to March 31, 2001. Olin has estimated that the response cost for all of 2001 will be $6 million with ABI's allocated share being $814,000. ABI, in discussion with Olin, has estimated that beyond 2001 the response costs will be in the range of $16.3 million to $29 million. As of June 30, 2001, ABI has estimated its share of potential liability for Olin to be in the range of $3.3 million to $5 million before any recoveries from insurance.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In two instances, although not named as a PRP, Congoleum has received a request for information. These pending proceeding currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998, however the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group is comprised of approximately 50 companies, substantially all of which are financially solvent. This group has estimated that future costs of groundwater remediation would be approximately $26 million. Based on waste allocations amongst members of the PRP group in proportion to waste disposal at the site, Congoleum's share was estimated to be approximately 5.5%. At June 30, 2001, Congoleum believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $1.5 million. A corresponding insurance receivable of $1.2 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

Congoleum is one of many defendants in approximately 4,007 pending claims (including workers' compensation cases) involving approximately 18,305 individuals as of June 30, 2001, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims was as follows:

                                   Six Months Ended      Year ended
                                    June 30, 2001     December 31, 2000
                                    -------------     -----------------

         Beginning claims               1,754                 670
         New claims                     2,336               1,302
         Settlements                      (23)                (76)
         Dismissals                       (60)               (142)
                                        -----               -----

         Ending claims                  4,007               1,754
                                        =====               =====

The total indemnity costs incurred to settle claims during the six months ending June 30, 2001 and twelve months ending December 31, 2000 were $0.8 million and $3.9 million, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of June 30, 2001, Congoleum has incurred asbestos-related claims of $11.1 million, to resolve claims of over 33,000 claimants, all of which have been paid by Congoleum's insurance carriers. The average indemnity cost per resolved claimant is $332. Over 99% of claims incurred by Congoleum have settled, on average, for amounts less than $101 per claimant.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

During the fourth quarter of fiscal 2000, Congoleum updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of Congoleum's analysis, Congoleum has determined that its range of probable and estimable losses for asbestos-related claims through the year 2049 is $35.1 million to $161.3 million before considering the effects of insurance recoveries and before discounting to present value. As discussed previously, it is very difficult to forecast a liability for Congoleum's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. Therefore, Congoleum has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $35.1 million in accordance with accounting principles generally accepted in the United States.

For a majority of the period that Congoleum produced asbestos-containing products, Congoleum purchased primary and excess insurance policies that cover bodily injury asbestos claims. Congoleum believes that it has in excess of $1 billion primary and excess insurance coverage available as of December 31, 2000 to cover asbestos-related claims. To date, all claims and defense costs have been paid through insurance coverage, and Congoleum anticipates that insurance coverage will continue to cover these costs in the forseeable future.

The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include possible uncertainties regarding the legal sufficiency of insurance claims or solvency of insurance carriers, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, and how legal and other loss handling costs will be covered by the insurance policies.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note E - Commitments and Contingencies (continued)

Congoleum has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. Congoleum believes that the criteria to offset the estimated gross liability with this probable insurance recovery, as defined by accounting principles generally accepted in the United States, have been met. The balance of the estimated gross liability of $15 million has been reflected in the balance sheet as a long-term liability as of December 31, 2000 and June 30, 2001. Congoleum has also recorded in the balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets as of December 31, 2000 and June 30, 2001.

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

Note F - Comprehensive Income

The following table presents total comprehensive income for the three months and six months ended June 30, 2001 and July 1, 2000 (in thousands):

                                                    Three Months Ended            Six Months Ended
                                                  June 30,       July 1,       June 30,       July 1,
                                                    2001          2000           2001          2000
                                                    ----          ----           ----          ----
Net (loss) earnings                                $(680)         $ 984        $(2,671)       $1,334
Foreign currency translation adjustments             839           (405)          (169)         (493)
                                                   -----          -----        -------        ------

        Total comprehensive income (loss)          $ 159          $ 579        $(2,840)       $  841
                                                   =====          =====        =======        ======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2001 and July 1, 2000 (in thousands, except per share amounts):

                                                Three Months Ended   Six Months Ended
                                                June 30,   July 1,  June 30,   July 1,
                                                 2001       2000     2001       2000
                                                 ----       ----     ----       ----
Numerator:
    Net (loss) earnings                         $  (680)   $  984   $(2,671)   $1,334
                                                =======    ======   =======    ======
Denominator:
    Denominator for basic earnings per share:
      Weighted-average shares                     3,449     3,517     3,469     3,519
    Denominator for diluted earnings
    per share:
      Dilutive employee stock options                          24                  24
                                                -------    ------   -------    ------

      Weighted-average shares and
       assumed conversions                        3,449     3,541     3,469     3,543
                                                =======    ======   =======    ======

Basic (loss) earnings per share                 $  (.20)   $  .28   $  (.77)   $  .38
                                                =======    ======   =======    ======

Diluted (loss) earnings per share               $  (.20)   $  .28   $  (.77)   $  .38
                                                =======    ======   =======    ======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

Segment Profit and Assets
          (In thousands)                                  Three Months Ended                Six Months Ended
                                                       June 30,         July 1,        June 30,          July 1,
                                                         2001            2000            2001             2000
                                                         ----            ----            ----             ----
Revenues
Revenues from external customers:
    Flooring products                                  $ 57,227         $ 55,169        $111,991        $111,925
    Tape products                                        21,491           24,825          44,126          47,790
    Jewelry                                               8,934            9,869          19,691          20,204
    Canadian division                                    10,408           12,535          21,949          24,924
                                                       --------         --------        --------        --------
         Total revenues from external
            customers                                    98,060          102,398         197,757         204,843
                                                       --------         --------        --------        --------
Intersegment revenues:
    Flooring products                                        78               94             189             205
    Tape products                                            42                4              70              85
    Jewelry
    Canadian division                                     2,285            1,558           4,110           3,082
                                                       --------         --------        --------        --------
         Total intersegment revenues                      2,405            1,656           4,369           3,372
                                                       --------         --------        --------        --------
                                                        100,465          104,054         202,126         208,215
Reconciling items
    Intersegment revenues                                (2,405)          (1,656)         (4,369)         (3,372)
                                                       --------         --------        --------        --------
         Total consolidated revenues                   $ 98,060         $102,398        $197,757        $204,843
                                                       ========         ========        ========        ========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note H - Industry Segments (continued)

          (In thousands)                                  Three Months Ended                Six Months Ended
                                                        June 30,        July 1,       June 30,       July 1,
                                                         2001            2000           2001           2000
                                                         ----            ----           ----           ----
Segment (loss) profit
    Flooring products                                   $   62         $(2,891)       $(6,036)       $(5,961)
    Tape products                                          (70)          2,127            551          3,587
    Jewelry                                                (99)             19           (216)           (50)
    Canadian division                                      (93)          1,085            480          2,256
                                                        ------         -------        -------        -------
         Total segment (loss) profit                      (200)            340         (5,221)          (168)

Reconciling items
    Corporate office loss                                 (604)           (422)        (1,280)          (795)
    Intercompany profit                                   (111)            (25)          (111)            14
                                                        ------         -------        -------        -------
       Total consolidated loss before
         income taxes and other items                   $ (915)        $  (107)       $(6,612)       $  (949)
                                                        ======         =======        =======        =======

                                                        June 30,       Dec. 31,
                                                          2001           2000
                                                          ----           ----
Segment assets
    Flooring products                                   $237,459         $244,574
    Tape products                                         67,730           53,724
    Jewelry                                               17,573           19,193
    Canadian division                                     30,170           29,858
                                                        --------         --------
         Total segment assets                            352,932          347,349

Reconciling items
    Corporate office assets                               33,238           30,163
    Intersegment accounts receivable                     (23,277)         (12,991)
    Intersegment profit in inventory                        (230)            (119)
                                                        --------         --------
         Total consolidated assets                      $362,663         $364,402
                                                        ========         ========

Tape product segment assets increased from $53,724 to $67,730 due to capital expenditures and seasonal increases in inventories and intersegment accounts.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note I - Pending Adoption of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal yeas beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 141 is not expected to have a significant impact on the results of operations or financial position of the Company. SFAS 142 will be effective for the Company as of January 1, 2002. While the Company has not fully evaluated the impact of adopting SFAS 142, adoption of this standard is expected to result in the elimination of approximately $1.4 million of goodwill amortization expense per year.

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2001

Results of Operations

Net sales for the second quarter of 2001 were $98.1 million compared to $102.4 million in the second quarter of 2000, a decrease of $4.3 million or 4.2%. Net sales for the six months of 2001 were $197.8 million, down $7.1 million or 3.5% from the first half of 2000. Weak economic conditions caused revenues to decline in all segments except flooring. Year to date flooring segment sales are essentially flat as sales by Janus have offset declines in sales by Congoleum to the manufactured housing industry.

Cost of products sold as a percentage of net sales was 72.7% in the second quarter of 2001 versus 71.8% in the second quarter of 2000. This increase is due to lower manufacturing volumes and to a lesser extent, a competitive price environment. These same factors caused cost of products sold in the first six months of 2001 to increase to 73.7% from 72.2% one year earlier.

Selling, general and administrative expenses as a percentage of sales were 26.4% in the second quarter of 2001 compared to 27.1% in the second quarter of 2000, reflecting aggressive cost reduction initiatives undertaken in response to the economy, particularly at Congoleum. For the six months ended June 30, 2001, selling, general and administrative expenses as a percentage of sales were 27.7%, up from 26.9% in the first half of 2000, as the largest expense reductions did not occur until late in the first quarter of 2001.

Interest expense for the three and six months ended June 30, 2001 increased from comparable year earlier periods due to higher borrowings, primarily related to the Janus acquisition, and a decrease in the portion of interest capitalized in connection with capital projects. These factors were partly offset by lower interest rates.

For the three months ended June 30, 2001, the Company had a net loss of $.7 million versus net earnings of $1.0 million in the same period one year earlier. All segments except flooring reported losses this year versus income last year. Flooring showed a slight profit versus a large loss last year. For the first six months of 2001, the net loss was $2.7 million versus net earnings of $1.3 million in the year earlier period, with all segments reporting weaker results as a result of the economy.

Liquidity and Capital Resources

Cash and cash equivalents, including short term investments, declined $10.0 million in the first six months of 2001 to $19.0 million, compared with a decline of $17.4 million in the first six months of 2000. The higher use of cash was due to increased capital expenditures, lower net income, and higher payments of accrued expenses, partly offset by increased collections of accounts receivable.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2001

Working capital at June 30, 2001 was $54.2 million, down from $72.0 million at December 31, 2000. The ratio of current assets to current liabilities at June 30, 2001 was 1.5, down from 1.7 at December 31, 2000.

Capital expenditures in the first half of 2001 were $15.4 million. It is anticipated that capital spending for the full year 2001 will be in the range of $25 - $26 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $3.0 million of ABI's Common Stock and $5.3 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit, which at ABI are presently $41.6 million and at Congoleum are $20.0 million. During the first half of 2001, ABI repurchased $1.1 million of its Common Stock.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of June 30, 2001 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at June 30, 2001, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  June 30, 2001

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

Item 4. Submission of Matters to a Vote of Security Holders:

        At the Annual Meeting of Stockholders held on May 8, 2001, the following action was taken:

        Three nominees were elected as Class II Directors who will hold office until the Annual Meeting of Stockholders in 2004 and until their successors are duly elected and qualify.

                                                     Witheld From
         Name                       Votes For        All Nominees

         John C. Garrels III        3,113,554           12,805
         James S. Marcus            3,113,354           13,005
         Roger S. Marcus            3,113,354           13,005

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended June 30, 2001.

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

                                             AMERICAN BILTRITE INC.
                                             ----------------------
                                                  (Registrant)

Date: August 10, 2001                        BY: /s/ Howard N. Feist III
                                                 ----------------------------
                                                 Howard N. Feist III
                                                 Vice President-Finance