Form 10-Q
period 2001-09-29
AMERICAN BILTRITE INC
filed 2001-11-13
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 29, 2001              Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-1701350
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
Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                              Outstanding at November 6, 2001
-------------------                              -------------------------------
      Common                                             3,441,585 shares

                                    FORM 10-Q

PART I.                  Item 1.   FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                            (In thousands of dollars)

                                                    September 29,   December 31,
                                                        2001            2000
                                                    ----------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                         $  8,098       $ 16,859
    Short-term investments                               2,704         12,097
    Accounts receivable, net                            56,533         45,378
    Inventories                                         93,458         87,175
    Prepaid expenses & other current assets             13,875         12,891
                                                      --------       --------

                  TOTAL CURRENT ASSETS                 174,668        174,400

Goodwill, net                                           24,013         23,431
Other assets                                            21,761         22,374
Property, plant and equipment, net                     150,080        144,197
                                                      --------       --------
                  TOTAL ASSETS                        $370,522       $364,402
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                  $ 29,370       $ 31,101
    Accrued expenses                                    45,893         55,891
    Notes payable                                       20,725         11,698
    Current portion of long-term debt                       98          3,713
                                                      --------       --------

                  TOTAL CURRENT LIABILITIES             96,086        102,403

Long-term debt                                         126,139        108,425
Other liabilities                                       59,209         59,868
Noncontrolling interests                                12,670         14,159

STOCKHOLDERS' EQUITY
    Common stock, par value $0.01-authorized
       15,000,000 shares, issued 4,607,902 shares           46             46
    Additional paid-in capital                          19,521         19,521
    Retained earnings                                   78,398         79,663
    Accumulated other comprehensive loss                (6,415)        (5,514)
    Less cost of shares in treasury                    (15,132)       (14,169)
                                                      --------       --------
                                                        76,418         79,547
                                                      --------       --------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                $370,522       $364,402
                                                      ========       ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
               (In thousands of dollars, except per share amounts)

                                                           Three Months Ended                       Nine Months Ended
                                                   September 29,       September 30,        September 29,      September 30,
                                                        2001                2000                2001                2000
                                                  ---------------------------------------------------------------------------
Net sales                                            $111,010            $112,685             $308,767           $317,528
Interest and other income                               1,069                 603                2,338              2,336
                                                     --------            --------             --------           --------
                                                      112,079             113,288              311,105            319,864
                                                     --------            --------             --------           --------
Costs and expenses:
    Cost of products sold                              77,633              79,676              223,339            227,563
    Selling, general and administrative
       expenses                                        26,339              24,610               81,027             79,809
    Interest                                            2,831               2,361                8,075              6,800
                                                     --------            --------             --------           --------
                                                      106,803             106,647              312,441            314,172
                                                     --------            --------             --------           --------
    EARNINGS (LOSS) BEFORE INCOME
    TAXES AND NON-CONTROLLING
    INTERESTS                                           5,276               6,641               (1,336)             5,692

Provision (credit) for income taxes                     1,894               2,408                 (487)             2,064

Noncontrolling interests                                 (680)             (1,142)                 880                797
                                                     --------            --------             --------           --------

         NET EARNINGS                                $  2,702            $  3,091             $     31           $  4,425
                                                     ========            ========             ========           ========

Earnings per share:

    Basic                                            $    .79            $   .88              $    .01           $   1.26

    Diluted                                          $    .79            $   .87              $    .01           $   1.25


Dividends declared per common share                  $   .125            $  .125              $   .375           $   .375

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                                     Nine Months Ended
                                                             September 29,       September 30,
                                                                 2001                2000
                                                            -----------------------------------
OPERATING ACTIVITIES
    Net earnings                                               $     31            $  4,425
    Adjustments to reconcile net earnings to net cash
      Provided (used) by operating activities:
         Depreciation and amortization                           14,433              12,945
         Accounts and notes receivable                           (9,866)            (16,169)
         Inventories                                             (3,851)              1,323
         Prepaid expenses and other current assets                1,397               1,879
         Deferred Taxes                                          (1,166)             (1,128)
         Accounts payable and accrued expenses                  (11,528)             (9,210)
         Noncontrolling interests                                  (880)               (797)
         Other                                                   (1,540)               (190)
                                                               --------            --------

      NET CASH USED BY OPERATING ACTIVITIES                     (12,970)             (6,922)

INVESTING ACTIVITIES
    Investment in property, plant and equipment                 (20,412)            (15,889)
    Purchase of short-term investments                           (4,175)            (17,535)
    Maturities of short-term investments                         13,568              25,534
    Proceeds from sale of property, plant and equipment             648
    Purchase of assets from Swank, Inc.                          (4,646)
    Purchase of additional partnership interest in K&M           (2,066)             (1,407)
                                                               --------            --------
    NET CASH USED BY INVESTING ACTIVITIES                       (17,083)             (9,297)

FINANCING ACTIVITIES
    Long-term borrowings                                         24,749
    Payments on long-term debt                                  (10,676)             (3,059)
    Net short-term borrowings                                     9,027              15,600
    Purchase of treasury shares                                  (1,066)               (467)
    Dividends paid                                               (1,296)             (1,319)
                                                               --------            --------
      NET CASH PROVIDED BY FINANCING  ACTIVITIES                 20,738              10,755
Effect of foreign exchange                                          554                 720
                                                               --------            --------

      DECREASE IN CASH AND CASH EQUIVALENTS                      (8,761)             (4,744)

Cash and cash equivalents at beginning of period                 16,859              27,285
                                                               --------            --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  8,098            $ 22,541
                                                               ========            ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Pending Adoption of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal yeas beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 141 is not expected to have a significant impact on the results of operations or financial position of the Company. SFAS 142 will be effective for the Company as of January 1, 2002. While the Company has not fully evaluated the impact of adopting SFAS 142, adoption of this standard is expected to result in the elimination of approximately $1.4 million of goodwill amortization expense per year.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. The Company will adopt SFAS No. 144 effective January 1, 2002 when adoption is mandatory. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note B - Pending Adoption of Financial Accounting Standards (continued)

Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company is currently assessing the impact of adopting SFAS No. 144 on its consolidated financial statements.

Note C - Changes in Acounting Principles

In June 1998, FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133, as amended by SFAS 138), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 in the first quarter of fiscal 2001. Adoption of this pronouncement had no effect on the Company's consolidated financial position or results of operations.

Note D- Inventories

Inventories at September 29, 2001 and December 31, 2000 consisted of the following (in thousands):

                                            September 29,   December 31,
                                                2001            2000
                                           ------------------------------

       Finished goods                         $66,619         $63,810
       Work-in-process                         12,075           9,764
       Raw materials and supplies              14,764          13,601
                                              -------         -------
                                              $93,458         $87,175
                                              =======         =======

Note E - Distributor Transition Costs

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note E - Distributor Transition Costs (continued)

Congoleum recorded a charge of $7,717,000 in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by Congoleum for establishing Mohawk as a distributor. Congoleum also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also, included in the charge are certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement. Congoleum re-evaluated its allowance for doubtful accounts in light of this agreement and concluded it should be reduced by $1,785,000, which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

Congoleum provided right-of-return provisions to LDBrinkman in the termination agreement whereby LDBrinkman could return certain unsold inventory purchased from Congoleum that met minimum size and quality requirements. Therefore, Congoleum deferred the recognition of revenue for its estimate of returns of inventory under this right-of-return agreement. All of Congoleum's obligations under this provision have been satisfied as of September 29, 2001, and the final resolution of this matter did not have a material impact on the Company's results of operations for the three or the nine months ended September 29, 2001.

Note F - Commitments and Contingencies

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

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 463 pending claims involving approximately 1,410 individuals as of September 29, 2001. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims was as follows:

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note F - Commitments and Contingencies (continued)

                                    Nine Months Ended      Year Ended
                                    September 29, 2001   December 31, 2000
                                    ------------------   -----------------

      Beginning claims                     330                   63
      New claims                           169                  298
      Settlements                          (13)                 (11)
      Dismissals                           (23)                 (20)
                                           ---                  ---

      Ending claims                        463                  330
                                           ===                  ===

ABI reported in its December 31, 2000 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to two sites in two separate states. There have been no new developments relating to these sites during the three and nine month period ended September 29, 2001.

With regard to the Olin Corporation ("Olin") site in Wilmington, MA, during the nine month period ending September 29, 2001, ABI has paid Olin $483,000 for the period from June 1, 2000 to December 31, 2000 and $272,000 for the period January 1, 2001 to March 31, 2001 and ABI has been invoiced by Olin $281,000 for the period April 1, 2001 to June 1, 2001. Olin has estimated that the response cost for all of 2001 will be $6 million with ABI's allocated share being $814,000. ABI, in discussion with Olin, has estimated that beyond 2001 the response costs will be in the range of $16.3 million to $29 million. As of September 29, 2001, ABI has estimated its share of potential liability for Olin to be in the range of $3.3 million to $5 million before any recoveries from insurance.

Congoleum Corporation

Congoleum is subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites, asbestos-related claims and general liability claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future costs and timing of payments are indeterminable due to such unknown factors as the

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note F - Commitments and Contingencies (continued)

magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance.

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

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In two instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. Two removal actions were substantially complete as of December 31, 1998, however the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group is comprised of approximately 50 companies, substantially all of which are financially solvent. This group has estimated that future costs of groundwater remediation would be approximately $26 million. Based on waste allocations amongst members of the PRP group in proportion to waste disposed at the site, Congoleum's share was estimated to be approximately

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note F - Commitments and Contingencies (continued)

5.5%. At September 29, 2001, Congoleum believes its probable liability, which has been recorded in other liabilities, based on present facts and circumstances, to be approximately $1.5 million. A corresponding insurance receivable of $1.2 million has been recorded in other noncurrent assets. No other PRP sites are material on an individual basis.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Estimated total cleanup costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

Although the outcome of these matters could result in significant expenses or judgments, management does not believe based on present facts and circumstances that their disposition will have a material adverse effect on the financial position of the Company.

Congoleum is one of many defendants in approximately 4,792 pending claims (including workers' compensation cases) involving approximately 20,502 individuals as of September 29, 2001, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims was as follows:

                                    Nine Months Ended       Year ended
                                    September 29, 2001   December 31, 2000
                                    ------------------   -----------------

      Beginning claims                    1,754                  670
      New claims                          3,216                1,302
      Settlements                           (42)                 (76)
      Dismissals                           (136)                (142)
                                          -----                -----

      Ending claims                       4,792                1,754
                                          =====                =====

The total indemnity costs incurred to settle claims during the nine months ending September 29, 2001 and twelve months ending December 31, 2000 were $1.0 million and $3.9 million, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of September 29, 2001, Congoleum has incurred asbestos-related claims of $11.3 million, to resolve claims of over 33,000 claimants, all of which have been paid by Congoleum's insurance carriers. The average indemnity cost per resolved claimant is $338. Over 99% of claims incurred by Congoleum have settled, on average, for amounts less than $93 per claimant.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note F - Commitments and Contingencies (continued)

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note F - Commitments and Contingencies (continued)

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

Congoleum has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $20 million of the estimated $35 million gross liability is highly probable of recovery. This determination was made after considering the terms of the available insurance coverage and the financial viability of the insurance companies. Congoleum believes that the criteria to offset the estimated gross liability with this probable insurance recovery, as defined by accounting principles generally accepted in the United States, have been met. The balance of the estimated gross liability of $15 million has been reflected in the balance sheet as a long-term liability as of December 31, 2000 and September 29, 2001. Congoleum has also recorded in the balance sheet an insurance receivable of $7 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability. This insurance receivable has been recorded in other long-term assets as of December 31, 2000 and September 29, 2001.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note G - Long-Term Debt

During the third quarter of 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company ("Pru Agreement"). Under the terms of this agreement, ABI borrowed $20 million and used the proceeds to retire existing long-term and revolving debt. The new notes bear interest at 8.16%, reducing to 7.91% if certain improvements in debt to EBITDA, (as defined) ratios are attained. Principal is repayable in five annual $4,000,000 installments beginning August 28, 2006. The Pru Agreement contains certain covenants which include maintenance of minimum current ratio and fixed charge coverage ratios and net worth levels and maximum debt levels and debt to EBITDA ratios. It also includes restrictions on certain payments including dividends, as defined.

During the third quarter of 2001, the Company also entered into a new revolving credit agreement. This agreement provides for borrowings of up to $30 million through September 28, 2004, with interest varying based upon the Company's leverage ratio (as defined). This agreement provides for a commitment fee based on the average daily unused portion of the commitment which varies depending on the leverage ratio. This agreement also requires meeting certain tests with respect to debt to EBITDA, fixed charge coverage, current ratio, and net worth levels, and includes restrictions on certain payments including dividends and limitations on capital expenditures.

Note H - Comprehensive Income

The following table presents total comprehensive income for the three months and nine months ended September 29, 2001 and September 30, 2000 (in thousands):

                                              Three Months Ended          Nine Months Ended
                                             Sept. 29,   Sept. 30,      Sept. 29,   Sept. 30,
                                               2001        2000           2001        2000
                                               ----        ----           ----        ----
Net earnings                                  $2,702      $3,091          $  31      $4,425
Foreign currency translation adjustments        (732)       (298)          (901)       (791)
                                              ------      ------          -----      ------

        Total comprehensive income (loss)     $1,970      $2,793          $(870)     $3,634
                                              ======      ======          =====      ======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note I - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 29, 2001 and September 30, 2000 (in thousands, except per share amounts):

                                                        Three Months Ended               Nine Months Ended
                                                   September 29,   September 30,   September 29,   September 30,
                                                       2001            2000            2001            2000
                                                       ----            ----            ----            ----
Numerator:
    Net income                                        $2,702         $3,091           $   31          $4,425
                                                      ======         ======           ======          ======
Denominator:
    Denominator for basic earnings per share:
      Weighted-average shares                          3,442          3,517            3,460           3,518
    Denominator for diluted earnings
    per share:
      Dilutive employee stock options                                    21                               23
                                                                     ------                           ------

      Weighted-average shares and
       Assumed conversions                             3,442          3,538            3,460           3,541
                                                      ======         ======           ======          ======

Basic earnings per share                              $  .79         $  .88           $  .01          $ 1.26
                                                      ======         ======           ======          ======

Diluted earnings per share                            $  .79         $  .87           $  .01          $ 1.25
                                                      ======         ======           ======          ======

Note J - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division which produces flooring and rubber products. Congoleum, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use, represents the majority of the Company's flooring products segment. During 2000, the Company acquired Janus Flooring Corporation, which has been included in the flooring products segment

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note J - Industry Segments (continued)

effective October 12, 2000. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium, Singapore and Italy. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to mass merchandiser and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Segment Profit and Assets
          (In thousands)                  Three Months Ended      Nine Months Ended
                                         Sept. 29,   Sept. 30,   Sept. 29,   Sept. 30,
                                            2001        2000       2001         2000
                                            ----        ----       ----         ----
Revenues
Revenues from external customers:
    Flooring products                     $ 59,173    $ 60,891    $171,164    $172,816
    Tape products                           20,508      24,053      64,634      71,843
    Jewelry                                 21,894      15,061      41,585      35,265
    Canadian division                        9,435      12,680      31,384      37,604
                                          --------    --------    --------    --------
          Total revenues from external
          Customers                        111,010     112,685     308,767     317,528
                                          --------    --------    --------    --------
Intersegment revenues:
    Flooring products                           70          88         259         293
    Tape products                               24          22          94         107
    Jewelry
    Canadian division                        1,662       1,210       5,772       4,292
                                          --------    --------    --------    --------
         Total intersegment revenues         1,756       1,320       6,125       4,692
                                          --------    --------    --------    --------
                                           112,766     114,005     314,892     322,220
Reconciling items
    Intersegment revenues                   (1,756)     (1,320)     (6,125)     (4,692)
                                          --------    --------    --------    --------
         Total consolidated revenues      $111,010    $112,685    $308,767    $317,528
                                          ========    ========    ========    ========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note J - Industry Segments (continued)

          (In thousands)                   Three Months Ended       Nine Months Ended
                                          Sept. 29,   Sept. 30,   Sept. 29,   Sept. 30,
                                            2001        2000        2001        2000
                                            ----        ----        ----        ----
Segment profit (loss)
    Flooring products                      $1,452      $2,651      $(4,584)    $(3,310)
    Tape products                             542       1,591        1,093       5,178
    Jewelry                                 3,750       1,797        3,534       1,747
    Canadian division                         (97)        989          383       3,245
                                           ------      ------      -------     -------
         Total segment profit               5,647       7,028          426       6,860

Reconciling items
    Corporate office loss                    (394)       (419)      (1,674)     (1,214)
                                           ------      ------      -------     -------
    Intercompany profit                        23          32          (88)         46
       Total consolidated earnings
       (loss) before income taxes and
       other items                         $5,276      $6,641      $(1,336)    $ 5,692
                                           ======      ======      =======     =======

                                        September 29,   December 31,
                                             2001           2000
                                             ----           ----
Segment assets
    Flooring products                     $228,283        $244,574
    Tape products                           66,388          53,724
    Jewelry                                 33,386          19,193
    Canadian division                       32,486          29,858
                                          --------        --------
         Total segment assets              360,543         347,349

Reconciling items
    Corporate office assets                 33,028          30,163
    Intersegment accounts receivable       (22,842)        (12,991)
    Intersegment profit in inventory          (207)           (119)
                                          --------        --------
         Total consolidated assets        $370,522        $364,402
                                          ========        ========

Tape product segment assets increased from $53,724 to $66,388 due to capital expenditures and seasonal increases in inventories and intersegment accounts. Jewelry product segment assets increased from $19,193 to $33,386 due to seasonal increases in accounts receivable and inventories and the acquisition of Swank, Inc. assets.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 29, 2001

Note K - Acquisition

On July 23, 2001, the Company's K&M Associates L.P. operation acquired certain inventory and receivables from the women's costume jewelry business of Swank, Inc. for a purchase price of $4.6 million. The Company also entered into or assumed license agreements with Anne Klein, Anne Klein II and Guess? associated with the product lines acquired.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 29, 2001

Results of Operations

Net sales for the third quarter of 2001 were $111.0 million compared to $112.7 million in the third quarter of 2000, a decrease of $1.7 million or 1.5%. Net sales for the first nine months of 2001 were $308.8 million, down $8.7 million or 2.8% from the first nine months of 2000. Weak economic conditions have resulted in lower revenues in all segments except jewelry. Approximately half the increase in jewelry segment revenues for the quarter and year-to-date are due to sales of women's costume jewelry product lines acquired in July 2001, while the balance of the increase reflects sales of new product designs. The decrease in flooring product sales was partially offset by the acquisition of Janus Flooring in the fourth quarter of 2001; excluding Janus, flooring revenues declined 4.9% for the quarter and 3.8% for the first nine months of 2001.

Gross profits as a percentage of net sales was 30.1% in the third quarter of 2001 versus 29.3% in the third quarter of 2000. This increase was due to the higher proportion of jewelry segment revenues in the sales mix, which have relatively higher gross profit margins, together with improvements in manufacturing efficiency in the flooring segment. These factors more than offset the lower gross profit margins in the remaining segments resulting from lower sales and production levels. Gross profits as a percentage of net sales for the first nine months of 2001 were 27.7% compared to 28.3% in the first nine months of 2000. This is due to lower manufacturing volumes and the competitive pricing environment experienced in the first half of the year.

Selling, general and administrative expenses as a percentage of net sales were 23.7% in the third quarter of 2001 compared to 21.8% in the third quarter of 2000. For the first nine months of 2001, selling, general and administrative expenses as a percentage of net sales were 26.2% versus 25.1% for the first nine months of 2000. The increase for the three and nine month periods is due to lower sales, higher expenses for marketing, and a greater proportion of jewelry in the sales mix.

Interest expense for the three and nine months ended September 29, 2001 was above comparable year earlier levels due to higher borrowings, primarily related to the Janus acquisition, and a decrease in the portion of interest expense capitalized in connection with capital projects.

For the three months ended September 29, 2001, the Company had net earnings of $2.7 million compared with net earnings of $3.1 million in the same period one year earlier. Profitability decreased in all segments except jewelry, with the Canadian division showing a small loss. For the first nine months of 2001 net earnings were $31 thousand versus $4.4 million in the first nine months of 2000. Flooring products loss increased, and Tape and Canadian profit declined, more than offsetting the improved profitability in jewelry.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 29, 2001

Liquidity and Capital Resources

Cash and cash equivalents, including short term investments, declined $18.2 million in the first nine months of 2001 to $10.8 million, compared with a decline of $12.7 million in the first nine months of 2000. In addition, the Company borrowed $23.1 million (net of repayments) in the first nine months of 2001, compared with $12.5 million in the first nine months of 2000. The higher use of cash in 2001 was due to increased capital expenditures, lower net income, increased working capital, and the acquisition of the inventory and receivables of Swank, Inc.'s women's costume jewelry business.

Working capital at September 29, 2001 was $78.6 million, up from $72.0 million at December 31, 2000. The ratio of current assets to current liabilities at September 29, 2001 was 1.8, up from 1.7 at December 31, 2000.

Capital expenditures in the first nine months of 2001 were $20.4 million. It is anticipated that capital spending for the full year 2001 will be in the range of $26 - $27 million.

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

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $3.0 million of ABI's Common Stock and $5.3 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit, which at ABI are presently $36.5 million and at Congoleum are $20.0 million. During the first nine months of 2001, ABI repurchased $1.1 million of its Common Stock.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 29, 2001

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of September 29, 2001 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at September 29, 2001, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                               September 29, 2001

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Any instrument defining the rights of holders of unregistered long-term debt of American Biltrite Inc. that does not authorize the issuance of debt securities in excess of 10 percent of the total assets of American Biltrite Inc. and its subsidiaries on a consolidated basis is not filed as an exhibit to this Report. American Biltrite Inc. agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 29, 2001.

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

                                                  AMERICAN BILTRITE INC.
                                                  ----------------------
                                                       (Registrant)


Date: November 9, 2001                        BY: /s/ Howard N. Feist III
                                                  -----------------------
                                                  Howard N. Feist III
                                                  Vice President-Finance