Form 10-K
period 2001-12-31
AMERICAN BILTRITE INC
filed 2002-03-28
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                          Commission File Number 1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              04-1701350
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

                                 57 River Street
                         Wellesley Hills, MA 02481-2097
                    (Address of Principal Executive Offices)
                                 (781) 237-6655
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 4, 2002 was $19.2 million.

The number of shares of the registrant's common stock outstanding as of March 4, 2002 was 3,441,585.

          DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the proxy statement for the annual meeting of stockholders to be held on May 8, 2002, which will be filed by the registrant within 120 days after December 31, 2001.

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) the future cost and timing of payments associated with and availability of insurance coverage for asbestos-related personal injury claims, as well as other environmental, product and general liability claims, (ii) increases in raw material prices,
(iii) increased competitive activity from companies in the flooring industry, some of which have greater resources and broader distribution channels than the Registrant, (iv) unfavorable developments in the national economy or in the housing industry in general, (v) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of the Registrant's facilities or distributors, and (vi) changes in distributors of the Company's products.

                                     PART I

ITEM 1. BUSINESS

      (a) General Development of Business. American Biltrite Inc. ("ABI" or the "Company") was organized in 1908 and is a Delaware corporation. ABI's major operations include its Tape Division as well as a controlling interest in Congoleum Corporation, a Delaware corporation ("Congoleum"), a controlling interest in K&M Associates L.P., a Rhode Island limited partnership ("K&M"), and ownership of two Canadian subsidiaries, American Biltrite (Canada) Ltd. ("AB Canada") and Janus Flooring Corporation ("Janus").

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

In 1995, ABI acquired a controlling interest in K&M, a national supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories. ABI, through wholly owned subsidiaries, owns an aggregate 94.5% interest (7% as sole general partner and 87.5% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers and other major retailers. It also services certain retail merchandisers' in-store operations in fashion jewelry and related accessories departments by assisting retailers in managing inventory and maintaining displays.

Congoleum is a leading manufacturer of resilient sheet and tile flooring. In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division"). In 1995, ABI acquired voting control when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder. ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases by ABI. As of December 31, 2001, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Class B common stock represented 69.5% of the voting control of Congoleum.

Outside the United States, the Tape Division operates facilities in Belgium and Singapore, where bulk tape products are converted into various sizes, a sales and distribution facility in Italy, to quickly respond to customer demands in the European and Asian markets and a sales representative office in Shanghai, China. Other international operations include: a wholly-owned Canadian subsidiary, AB Canada, which produces resilient floor tile, rubber tiles and Uni-Turf (a vinyl-based floor covering for use in indoor sports facilities) under license from ABI and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material); and a wholly owned Canadian subsidiary, Janus, which produces prefinished solid hardwood flooring. ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, sandals and other footwear products under license from ABI. Hulera Sula owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of Hulera Sula. Fomtex, S.A., a Guatemalan corporation 60% owned by Hulera Sula, manufactures foam mattresses, beds and other foam products.

For financial reporting purposes, ABI operates in four industry segments: flooring products, tape products, jewelry and the Canadian division which produces flooring and rubber products. See Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

      (b) Financial Information about Industry Segments. Business segment information is in Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

      (c) Narrative Description of Business. Marketing, Distribution and Sales. The Tape Division's protective papers and films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Other tape products are marketed through the Tape Division's own sales force and by sales representatives and distributors throughout the world. ABI's Belgian, Italian and Singapore facilities sell these products throughout Europe and the Far East. Seasonal variations in the sales and working capital requirements of this division are not significant.

The products of K&M are sold domestically through its own direct sales force and, indirectly, through a wholly-owned subsidiary and through third-party sales representatives. K&M's business and operations experience seasonal variations. In general, fashion jewelry supply, distribution and service businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M's working capital needs tend to be greatest in the second and third fiscal quarters, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

AB Canada's floor tile, rubber products and industrial products are marketed principally through distributors.

Janus's prefinished solid hardwood flooring products are marketed in Canada and the United States principally through distributors.

Congoleum currently sells its products through approximately 22 distributors providing approximately 57 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining competitive position. While most of its distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's sales, at least until a suitable replacement is in place. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

Hulera Sula's footwear and foam products are marketed and distributed in certain Central American countries.

Financial information about products that contributed more than 10% of the Company's consolidated revenue during the last three fiscal years is included in
Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

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

Raw Materials. ABI generally designs and engineers its own products. Most of the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. ABI's subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources which will provide continuity of supply for its raw material requirements.

Competition. All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI's tape products compete with some of the largest fully integrated rubber and plastic companies, as well as smaller producers. Included among their competitors are 3M, Fasson, Dupont Kansai, Ivex and R-Tape. AB Canada's flooring products compete with those of other manufacturers of rubber and vinyl floor tiles and with all other types of floor covering. AB Canada also competes with Armstrong World Industries, Inc., V.P.I. and Nora and with other manufacturers of alternate floor covering products. In the rubber products category, AB Canada has several competitors, principally among them being Garlock Sealing Division of Goodrich, The Biltrite Corporation and West America Rubber Company.

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

K&M competes with other companies making similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing the effectiveness of K&M products and services, customers tend to focus on margin dollars realized from the sales of product and return on inventory investment needed to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of suppliers, among them are Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Patents and Trademarks. ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB(R) logo, TransferRite(R) at the Tape Division and Amtico(R), which is used solely in the Canadian market. K&M also licenses the Anne Klein(R), Anne Klein 2(R), and Guess?(R) trademarks as well as certain others. These trademarks are important for the Company in maintaining its competitive position. The Company also believes that patents and know-how play an important role in maintaining competitive position. For example, Congoleum utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

Research and Development. Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $4.9 million, $5.5 million, and $5.6 million, on a consolidated basis for the years ended December 31, 2001, 2000 and 1999, respectively.

Key Customers. For the year ended December 31, 2001, two customers of Congoleum each accounted for over 10% of ABI's consolidated sales revenue. These customers were its distributor to the manufactured housing market, LaSalle-Bristol, and its largest general line distributor, Mohawk Industries, Inc. No other customer accounted for more than 10% of consolidated sales. K&M's top three customers in terms of net sales in 2001 together account for approximately 74% of K&M's aggregate net sales. The loss of the largest customer would have a material adverse effect on K&M. Sales to four unaffiliated customers of the Tape Division together constitute approximately 23% of the sales for the Division. The loss of two or more of these customers would have a significant, adverse effect on Tape Division's revenue. See Note 15 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 2001 and 2000 was $15.7 million and $14.0 million, respectively. It is anticipated that all of the backlog as of December 31, 2001 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance. Because of the nature of the operations conducted by ABI, ABI's facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at ABI facilities and off-site disposal locations. ABI believes that compliance with existing federal, state, local and foreign provisions will not have a material adverse effect upon its capital expenditures, earnings and competitive position.

Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. Congoleum does not anticipate that the additional costs of these measures will be material. In connection with the acquisition of the Tile Division, ABI signed a similar consent order with respect to the Trenton tile facility, and Congoleum agreed to be financially responsible for any cleanup measures required.

Congoleum has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. Congoleum will continue to be required to expend amounts in the future, due to the nature of past activities at its facilities, to comply with existing environmental laws, and those amounts may be substantial but should not, in Congoleum's judgment, have a material adverse effect on the financial position of Congoleum. Because environmental requirements have grown increasingly strict, however, Congoleum is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.

See Item 3 below for certain additional information regarding environmental matters.

Employees.  As of December 31, 2001, ABI employed approximately 2,850 people.

      (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is in
Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below. Export sales from the United States were $24.4 million in 2001, $25.2 million in 2000 and $22.9 million in 1999.

ITEM 2. PROPERTIES

At December 31, 2001, ABI owned ten manufacturing plants and a jewelry distribution center and leased additional office and warehousing space as follows:

                                                          Owned          Industry Segment
                                                           Or               For Which
Location                           Square Feet           Leased          Properties Used
---------------------------------------------------------------------------------------------
Trenton, NJ                         1,050,000             Owned          Flooring products

Marcus Hook, PA                     1,000,000             Owned          Flooring products

Trenton, NJ                           282,000             Owned          Flooring products

Finksburg, MD                         107,000             Owned          Flooring products

Trenton, NJ                           111,000            Leased          Flooring products

Mercerville, NJ                        47,000            Leased          Flooring products

Sherbrooke, Quebec                    379,000             Owned          Canadian division

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

Ayer, MA                               42,000            Leased          Tape products

Renaix, Belgium                        84,000             Owned          Tape products

Singapore                              32,000             Owned          Tape products

Providence, RI                        103,000             Owned          Jewelry products

Toronto, Ontario                      200,000             Owned          Flooring products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than the owned properties in Renaix, Belgium, and Singapore which have outstanding mortgages of 64% and 74% of the original cost of the property, respectively. ABI considers that all of its properties are in good condition and have been well maintained.

It is estimated that during 2001, ABI's plants for the manufacture of floor covering products operated at approximately 62% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 95% of aggregate capacity and the Canadian division operated at approximately 93% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3. LEGAL PROCEEDINGS

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately four hundred and sixty-four pending claims involving approximately 1,400 individuals as of December 31, 2001. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these claims.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to two sites in two separate states. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

In addition, ABI has entered into a settlement agreement that resolved one environmental lawsuit. The details are set forth in Note 10 of Notes to the Consolidated Financial Statements included in Item 8.

ABI has been notified by the present owner of a formerly owned site in Maine that it is potentially responsible for response and remediation costs. ABI also is potentially responsible for response and remediation costs as to three state supervised sites, two sites in Massachusetts, and one in New York. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 for information about ABI's potential liability at these four sites.

As of December 31, 2001, ABI has accrued $1.75 million representing the estimable and probable amounts for contingencies described above, net of expected recoveries.

As of December 31, 2001 Congoleum was named as a defendant, together in most cases with numerous other defendants, in approximately 6,563 pending lawsuits (including workers' compensation cases) involving approximately 23,139 individuals alleging personal injury or death from exposure to asbestos or asbestos-containing products. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 for information about Congoleum's potential liabilities to these lawsuits.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock is traded on the American Stock Exchange (ticker symbol: ABL). At the close of business on March 4, 2002, the closing price of ABI's Common Stock was $12.80 per share and the approximate number of record holders was 365.

High and low stock prices and dividends for the last two years were:

                                      Sale Prices of Common Shares
                                   2001                         2000
                        ------------------------------------------------------
Quarter Ended               High           Low           High           Low
------------------------------------------------------------------------------

March 31                   $15.38         $13.50        $14.50        $13.00
June 30                     14.00          12.10         14.00         12.44
September 30                14.15          10.80         15.75         11.75
December 31                 14.51          10.40         15.63         12.38

                                Cash Dividends Per Common
                                          Share
                               ----------------------------
Quarter Ended                      2001           2000
-----------------------------------------------------------

March 31                            $.125         $.125
June 30                              .125          .125
September 30                         .125          .125
December 31                          .125          .125
                               ----------------------------
                                    $.500         $.500
                               ============================

ITEM 6. SELECTED FINANCIAL DATA

                                                    Years Ended December 31,
                                    2001         2000         1999         1998         1997
                                -----------------------------------------------------------------
                                        (Dollars in thousands, except per share amounts)
Financial Position

Total assets                       $372,764      $365,263     $344,060     $336,039     $299,686
Long-term debt                      126,161       112,138      114,105      118,406       94,409
Total stockholders' equity           77,248        79,547       78,381       71,237       65,345

Summary of Operations

Net sales                          $414,328      $420,373     $422,459     $423,879     $417,512
Income before other items             2,381         2,098       12,725       15,321       11,922
Noncontrolling interests                435         3,235       (2,992)      (5,145)      (3,777)
Extraordinary item                                                           (1,174)
   Net income                         2,816         5,333        9,733        9,002        8,145

Basic income per share                  .82          1.52         2.71         2.47         2.24
Diluted income per share                .82          1.51         2.66         2.36         2.18
Cash dividends per common
   share                                .50           .50          .50          .45          .40

Number of shares used
in computing:
   Basic income per share         3,455,134     3,518,107    3,591,895    3,641,337    3,633,076
   Diluted income per share       3,455,134     3,537,256    3,661,946    3,806,202    3,738,406

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales for the year ended December 31, 2001 were $414.3 million, a decrease of $6.0 million or 1.4% from sales in 2000. Sales at the Tape and Canadian Divisions declined as a result of economic conditions. Flooring product segment sales increased due to the inclusion of a full year of sales at Janus, which was acquired in October 2000. Sales at Congoleum declined slightly. Jewelry sales increased due to the acquisition of a line of licensed products combined with growth in sales to existing and new customers.

Cost of products sold was 71.5% of net sales in 2001, up from 71.0% in 2000. This increase was primarily due to decreased sales volume and competitive pricing pressures affecting results at the Tape and Canadian Divisions. Gross profit margins also declined slightly at K&M due to a lower margin mix of sales. Gross profit margins improved at Congoleum due to cost reductions, efficiency improvements, and a more profitable sales mix.

Selling, general and administrative expenses for the year ended December 31, 2001 were $106.9 million, or 25.8% of net sales, up slightly from $106.0 million, or 25.2% or net sales, in 2000. The increase in these expenses was primarily due to the growth at K&M arising from the licensed product lines acquired from Swank, Inc. and the inclusion of a full year of expenses at Janus. Selling, general and administrative expenses declined at the Tape Division and Canadian Division but increased as a percentage of sales due to the significant sales declines at both operations. At Congoleum, selling, general and administrative expenses declined in both amount and as a percent of sales due to cost reductions initiated in the first quarter of 2001.

Interest income declined from $2.0 million in 2000 to $0.9 million in 2001 due to lower average balances of cash equivalents and short-term investments earning interest at lower rates. Other income increased from $2.2 million in 2000 to $3.0 million in 2001 primarily as a result of a $0.7 million gain on the sale of a warehouse.

Interest expense increased from $9.4 million in 2000 to $10.9 million in 2001 due to higher borrowings in 2001.

The provision for income taxes in 2001 was 43.2% of pre-tax income, up from 26.8% in 2000. The increase in the tax rate was primarily due to the fact that Janus and Congoleum, which had losses in 2001, had lower effective tax rates than the other ABI operations, which had income in 2001. As a result, the tax benefit provided for on these losses was less than the tax expense provided for on the income of the other operations. The effect of expenses not deductible for tax purposes, which has a greater impact on the effective tax rate at lower levels of income, also contributed to the relatively high effective tax rate for 2001.

Net income for the year ended December 31, 2001 was $2.8 million, down from $5.3 million in 2000. Income declined at the Tape and Canadian Divisions. Janus incurred a loss in its first full year as part of ABI. The loss at Congoleum was less than the loss in 2000, which included non-recurring charges for a change of distributor. Net income at K&M increased.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales for the year ended December 31, 2000 were $420.4 million as compared to $422.5 million for the year ended December 31, 1999, a decrease of $2.1 million. All of this sales decrease occurred at Congoleum due to declines in sales of promotional goods and products for the manufactured housing industry. Sales increased at ABI's Tape and Canadian Divisions as well as K&M. ABI acquired Janus in October 2000 and its sales are included from the date of the acquisition.

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

The provision for income taxes declined to 26.8% of pre-tax income in 2000 from 36.7% in 1999. Key among the factors reducing the effective tax rate include a reduction in ABI's provision for taxes caused by Congoleum's 2000 pre-tax loss and lower Canadian taxes due to incentives related to expansion programs.

Net income for the year ended December 31, 2000 was $5.3 million, down by $4.4 million from last year's net income of $9.7 million. ABI and K&M were both profitable. Congoleum was not profitable. Janus was nominally unprofitable since the October 2000 acquisition date. Basic net earnings per share were $1.52 in 2000, down from $2.71 in 1999.

Liquidity and Capital Resources

At December 31, 2001, consolidated working capital was $81.8 million, the ratio of current assets to current liabilities was 1.9 to 1.0, and the debt to equity ratio was 1.78 to 1.0. Debt issued by Congoleum accounts for $99.7 million or 72% of consolidated debt and is not guaranteed or otherwise secured by ABI or its other subsidiaries. Net cash provided by operations during 2001was $7.4 million.

Capital expenditures for 2002 are estimated to be approximately $16.0 million. For ABI and its associated subsidiaries, capital expenditures cover normal replacement of machinery and equipment and process improvements.

In 1998, Congoleum's Board of Directors approved a plan to purchase up to $5.0 million of Congoleum's common stock. As of December 31, 2001, Congoleum had repurchased 777,665 shares of its common stock for an aggregate cost of $4.3 million pursuant to this plan. At ABI, based on prior Board authorizations, $3.0 million is available for the purchase of ABI's common stock. In 2000, ABI's Board of Directors authorized the purchase of up to $5.0 million of Congoleum's common stock. As of December 31, 2001, ABI had purchased 151,100 shares of Congoleum common stock for $0.4 million pursuant to that authorization.

In July 2001, the Company, through a Canadian subsidiary, entered into a credit agreement providing a $7.5 million Canadian dollar (US $4.9 million) capital loan and increasing an existing operating loan facility to $10.0 million Canadian dollars (US $6.5 million). Proceeds of the capital loan were used to fund acquisitions of property and equipment in Canada. The capital loan is payable in 20 equal quarterly installments beginning February 28, 2002 and bears interest at 6.03%. The operating loan is payable on demand and bears interest at a floating rate which averaged 4.65% at December 31, 2001.

In the third quarter of 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company ("Pru Agreement"). Under the terms of this agreement, ABI borrowed

$20 million and used the proceeds to retire existing long-term and revolving debt. The new notes bear interest at 8.16% (reducing to 7.91% if a lower ratio of debt to EBITDA as defined in the Pru Agreement, is attained). Principal is repayable in five annual $4.0 million installments beginning August 28, 2006.

In September 2001, ABI entered into a new revolving credit agreement. This agreement provides for borrowings of up to $30 million through September 28, 2004, with interest varying from LIBOR plus 1.0% to LIBOR plus 2.5% depending upon the Company's leverage ratio, as defined.

In December 2001, Congoleum entered into a revolving credit facility, which expires in 2004, that provides for borrowings up to $30 million depending on levels of, and secured by, inventory and receivables.

Certain borrowing agreements of the Company or its subsidiaries restrict the ability of the Company or the borrowing subsidiary to incur additional indebtedness, pay dividends, or make capital expenditures, and require the maintenance of certain financial ratios and minimum net worth levels. In addition, borrowings under Congoleum's facility are based upon the amount of inventory and accounts receivable available as collateral. These considerations could limit the Company's ability to fully utilize the $66.3 million available under its existing lines of credit. At December 31, 2001, $7.7 million was outstanding under these lines and $1.8 million secured outstanding letters of credit.

Cash requirements for capital expenditures, working capital, debt service, dividends and any share repurchases are expected to be financed from operating activities and borrowings under existing lines of credit.

The following table summarizes the Company's obligations at December 31, 2001 for future principal payments on its long-term debt and future minimum rental payments on its noncancellable operating leases.

                                 Payments due by Period
                                 (amounts in thousands)

                            Less than    1-2      2-3       3-4       4-5     After
                   Total      1 Year    Years    Years     Years     Years   5 Years
                 ----------------------------------------------------------------------
Long-term
  debt            $126,161   $1,038     $1,048   $1,048   $1,052    $5,057   $116,918

Operating
  leases            18,955    4,560      3,338    2,533    1,776     1,616      5,132

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

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, reserves for environmental matters and other contingencies, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

Environmental Contingencies - As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third party sites and Company owned sites. Management has recorded both liabilities and insurance receivables in its consolidated financial statements for its estimate of future remediation activities. These estimates are based on certain assumptions such as the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods.

Valuation of Deferred Tax Assets - The Company will provide for valuation reserves against its deferred tax assets when it becomes more likely than not that the Company will not be able to utilize the tax benefit underlying the asset. In evaluating the recovery of deferred tax assets, management makes certain assumptions as to future events such as the ability to generate future taxable income. It is possible that the facts underlying these assumptions may not materialize in future periods, which may require the Company to record additional deferred tax valuation allowances.

Asbestos Liabilities - As discussed previously, the Company primarily through its subsidiary, Congoleum, is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. The Company has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Due to the highly subjective nature of these assumptions, the Company has estimated a wide range of potential future costs and insurance recoveries and, because management believes that no amount within the range is more likely than any other, has recorded a liability and insurance receivable based on the low end of the range in accordance with accounting principles generally accepted in the United States. As such, the selection of a different amount within the range could have a material effect on the Company's consolidated financial statements, as could future developments, which may differ from the assumptions used in developing the Company's estimates.

Pension Plans and Postretirement Benefits - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, the Company uses a calculated value of plan assets (which is further described below). SFAS No. 87 requires that the effects of the performance of the pension plans' assets and changes in pension liability discount rates on the Company's computation of pension income (expense) be amortized over future periods.

The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. In 2001, the Company has assumed that the expected long-term rate of return on plan assets will be 7.5%-9%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2001, the Company determined this rate to be 6.75%-7.25%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 2001 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2001, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     American Biltrite Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                            December 31
                                                         2001          2000
                                                     -------------------------
Assets
Current assets:
  Cash and cash equivalents                           $ 16,804     $  16,859
  Short-term investments                                 1,416        12,097
  Accounts and notes receivable, less allowances
    of $4,227 in 2001 and $4,092 in 2000 for
    doubtful accounts and discounts                     39,768        45,378
  Inventories                                           93,923        86,786
  Deferred income taxes                                  8,033         5,718
  Prepaid expenses and other current assets             11,335         7,173
                                                     -------------------------
Total current assets                                   171,279       174,011

Other assets:
  Goodwill, net                                         23,773        23,431
  Deferred income taxes                                  1,335         1,530
  Other assets                                          25,718        22,094
                                                     -------------------------
                                                        50,826        47,055

Property, plant and equipment, net                     150,659       144,197
                                                     -------------------------

Total assets                                          $372,764      $365,263
                                                     =========================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

                                                                December 31
                                                            2001          2000
                                                         ----------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                       $  28,501    $  31,101
  Accrued expenses                                          48,253       54,654
  Notes payable                                             11,646       11,698
  Current portion of long-term debt                          1,038        3,713
                                                         ----------------------
Total current liabilities                                   89,438      101,166

Long-term debt, less current portion                       125,123      108,425
Other liabilities                                           69,003       61,966
Noncontrolling interests                                    11,952       14,159

Stockholders' equity:
  Common stock, par value $.01, authorized 15,000,000
    shares, issued 4,607,902 shares                             46           46
  Additional paid-in capital                                19,548       19,521
  Retained earnings                                         80,752       79,663
  Accumulated other comprehensive income (loss)             (7,966)      (5,514)
                                                         ----------------------
                                                            92,380       93,716
Less cost of shares of common stock in treasury
  (1,166,317 shares in 2001 and 1,101,517 shares in
  2000)                                                     15,132       14,169
                                                         ----------------------
Total stockholders' equity                                  77,248       79,547
                                                         ----------------------

Total liabilities and stockholders' equity               $ 372,764    $ 365,263
                                                         ======================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                        Consolidated Statements of Income
               (In thousands of dollars, except per share amounts)

                                                Years ended December 31
                                            2001          2000          1999
                                         -------------------------------------
Revenues:
  Net sales                              $414,328      $420,373      $422,459
  Interest                                    910         2,041         2,040
  Other                                     3,023         2,158         1,895
                                         -------------------------------------
                                          418,261       424,572       426,394
Costs and expenses:
  Cost of products sold                   296,250       298,558       290,940
  Selling, general and administrative
    expenses                              106,879       106,022       105,818
  Distributor transition costs                 --         7,717            --
  Interest                                 10,937         9,407         9,520
                                         -------------------------------------
                                          414,066       421,704       406,278
                                         -------------------------------------
Income before income taxes and other
   items                                    4,195         2,868        20,116

Provision for income taxes                  1,814           770         7,391
                                         -------------------------------------
                                            2,381         2,098        12,725
Noncontrolling interests                      435         3,235        (2,992)
                                         -------------------------------------

Net income                               $  2,816      $  5,333      $  9,733
                                         =====================================

Income per share:

  Basic                                  $   0.82      $   1.52      $   2.71
                                         =====================================

  Diluted                                $   0.82      $   1.51      $   2.66
                                         =====================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                            (In thousands of dollars)

                                                                          Accumulated
                                                    Additional                Other                   Total
                                          Common     Paid-in    Retained  Comprehensive  Treasury  Stockholders'
                                          Stock      Capital    Earnings  Income (Loss)   Stock       Equity
                                          -------------------------------------------------------------------
Balance at December 31, 1998               $46       $19,423     $68,247     $(4,906)    $(11,573)   $71,237

Comprehensive income:
  Net income for 1999                                              9,733                               9,733
  Other comprehensive income                                                   1,559                   1,559
                                                                                                  -----------
  Total comprehensive income                                                                          11,292

Dividends declared ($.50 per share)                               (1,795)                             (1,795)
Effects of Congoleum capital
    transactions                                                    (455)                               (455)
Purchase of treasury stock                                                                 (1,898)    (1,898)
                                          -------------------------------------------------------------------
Balance at December 31, 1999                46        19,423      75,730      (3,347)     (13,471)    78,381

Comprehensive income:
  Net income for 2000                                              5,333                               5,333
  Other comprehensive loss                                                    (2,167)                 (2,167)
                                                                                                  -----------
  Total comprehensive income                                                                           3,166

Tax benefit on exercise of options                        98                                              98
Dividends declared ($.50 per share)                               (1,759)                             (1,759)
Effects of Congoleum capital
    transactions                                                     359                                 359
Exercise of stock options                                                                     249        249
Purchase of treasury stock                                                                   (947)      (947)
                                          -------------------------------------------------------------------
Balance at December 31, 2000                46        19,521      79,663      (5,514)     (14,169)    79,547

Comprehensive income:
  Net income for 2001                                              2,816                               2,816
  Other comprehensive loss                                                    (2,452)                 (2,452)
                                                                                                  -----------
  Total comprehensive income                                                                             364

Tax benefit on exercise of options                        27                                              27
Dividends declared ($.50 per share)                               (1,727)                             (1,727)
Exercise of stock options                                                                     103        103
Purchase of treasury stock                                                                 (1,066)    (1,066)
                                          -------------------------------------------------------------------

Balance at December 31, 2001               $46       $19,548     $80,752     $(7,966)    $(15,132)   $77,248
                                          ===================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)

                                                                 Years ended December 31
                                                               2001       2000        1999
                                                           ---------------------------------
Operating activities
Net income                                                 $  2,816    $  5,333    $  9,733
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            18,773      17,239      16,231
    Provision for doubtful accounts                           2,777       1,054       2,966
    Deferred income taxes                                       401      (1,705)      2,634
    Gain on sale of property, plant and equipment              (809)         --          --
    Changes in certain operating assets and liabilities,
      exclusive of those arising from acquisitions:
       Accounts and notes receivable                          4,020     (15,726)       (143)
       Inventories                                           (4,925)     (2,386)    (13,252)
       Prepaid expenses and other current assets             (7,503)     (2,811)     (2,342)
       Accounts payable and accrued expenses                 (8,953)      3,414       7,108
       Noncontrolling interests                                (435)     (3,235)      2,992
       Other                                                  1,258       2,383        (738)
                                                           ---------------------------------
Net cash provided by operating activities                     7,420       3,560      25,189

Investing activities
Purchases of short-term investments                          (4,175)    (23,392)    (51,044)
Proceeds from sales of short-term investments                14,856      30,527      31,812
Investments in property, plant and equipment                (25,240)    (20,817)    (26,971)
Proceeds from sale of property, plant and equipment           1,575          --          --
Purchase of Congoleum Class A shares                             --        (437)         --
Acquisition of certain Swank assets                          (4,646)         --          --
Acquisition of Janus Flooring                                    --      (2,979)         --
Purchase of additional partnership interests in K&M          (2,066)     (1,314)       (125)
                                                           ---------------------------------
Net cash used in investing activities                       (19,696)    (18,412)    (46,328)

Financing activities
Long-term borrowings                                         24,787          --          --
Payments on long-term debt                                  (10,715)     (4,630)     (4,259)
Net short-term borrowings (payments)                            (52)     11,499          --
Purchase and retirement of Congoleum Class B shares              --          --        (470)
Purchase of treasury shares                                  (1,066)     (1,144)     (5,381)
Dividends paid                                               (1,727)     (1,759)     (1,795)
Proceeds from exercise of stock options                         103         249          --
                                                           ---------------------------------
Net cash provided (used) by financing activities             11,330       4,215     (11,905)

Effect of foreign exchange rate changes on cash                 891         211         824
                                                           ---------------------------------
Decrease in cash and cash equivalents                           (55)    (10,426)    (32,220)

Cash and cash equivalents at beginning of year               16,859      27,285      59,505
                                                           ---------------------------------

Cash and cash equivalents at end of year                   $ 16,804    $ 16,859    $ 27,285
                                                           =================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                            (In thousands of dollars)

                                December 31, 2001

1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as "ABI" or the "Company"), as well as entities over which it has voting control. In 1995, ABI gained voting control over Congoleum Corporation (Congoleum) and K&M Associates L.P. (K&M). Intercompany accounts and transactions, including transactions with associated companies that result in intercompany profit, are eliminated.

Included in other assets on the accompanying balance sheets is ABI's investment in Compania Hulera Sula, S.A., a 50%-owned venture. The investment is accounted for on the cost method due to the uncertainty of the political climate and currency restrictions in Honduras.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have generally been within or below provisions for such losses. For the years ended December 31, 2001, 2000 and 1999, the Company had two customers that accounted for 26%, 24% and 28% of net sales, respectively. At December 31, 2001, 2000 and 1999, one customer accounted for 14%, 23% and 20% of trade receivables outstanding, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

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

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

Debt Issue Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. Debt issue costs at December 31, 2001 and 2000 amounted to $2,162 and $2,498, respectively, net of accumulated amortization of $1,148 and $812, respectively, and are included in other noncurrent assets.

Goodwill

The excess of purchase cost over the fair value of the net assets acquired (goodwill) established for Congoleum is being amortized on a straight-line basis over 40 years. Goodwill associated with the Janus Flooring purchase and K & M transactions (see Note 4) is being amortized over 15 and 20 years, respectively.

At each balance sheet date, the Company evaluates the recoverability of its goodwill using certain financial indicators, such as historical and future ability to generate income from operations. Accumulated amortization amounted to $11,205 and $9,803 at December 31, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate the Company's assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair market value is required.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

Environmental Remediation Liabilities

The Company is subject to federal, state, and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 5, 7 and 10). The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products. The Company records a liability for these cases based on its estimate of costs to resolve both open and incurred but not reported claims. The Company also records an insurance receivable based on its estimate of insurance recoveries for these costs. In estimating the Company's asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties regarding the legal sufficiency of insurance claims or solvency of insurance carriers.

Revenue Recognition

Revenue is recognized when products are shipped and title has passed to the customer. Net sales are comprised of the total sales billed during the period less the sales value of estimated returns, trade discounts and customers' allowances. The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses.

Shipping and Handling Costs

Shipping and handling costs for the years ended December 31, 2001, 2000 and 1999 were $8,442, $9,457 and $8,789, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company follows the disclosure requirements instead of recognition of compensation expense and therefore continues to apply existing accounting rules under APB Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $4,940, $5,486 and $5,620 for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign Currency Translation

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

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

Changes in Accounting Principles

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

The Company adopted SAB 101 in the fourth quarter of fiscal 2000 and SFAS 133 in the first quarter of fiscal 2001. Adoption of these pronouncements did not have a significant effect on the Company's consolidated financial position or results of operations.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued. The Company will adopt SFAS No. 144 effective January 1, 2002. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of disposal of a segment of a business. The Company is currently assessing the impact of adopting SFAS No. 144 on its consolidated financials statements.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No.
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 141 is not expected to have a significant impact on the results of operations or financial position of the Company. While the Company has not fully evaluated the impact of adopting SFAS No. 142, adoption of this standard is expected to result in elimination of approximately $1.4 million of goodwill amortization expense per year. With the elimination of goodwill amortization for 2001, earnings per share would have been $1.22.

Reclassifications

Certain amounts in 2000 have been reclassified to permit comparison with 2001 classifications.

2. Inventories

Inventories at December 31 consisted of the following:

                                                          2001             2000
                                                        ------------------------

Finished goods                                          $69,527          $63,421
Work-in-process                                          11,382            9,764
Raw materials and supplies                               13,014           13,601
                                                        ------------------------

                                                        $93,923          $86,786
                                                        ========================

At December 31, 2001, domestic inventories determined by the LIFO inventory method amounted to $64,873 ($62,431 at December 31, 2000). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $676 and $1,400 higher at December 31, 2001 and 2000, respectively.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

3. Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:

                                                           2001           2000
                                                       -------------------------

Land and improvements                                  $  6,734         $  5,753
Buildings                                                70,119           65,469
Machinery and equipment                                 237,484          218,346
Construction-in-progress                                  9,762           15,355
                                                       -------------------------
                                                        324,099          304,923
Less accumulated depreciation                           173,440          160,726
                                                       -------------------------

                                                       $150,659         $144,197
                                                       =========================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $330 and $1,113 for 2001 and 2000, respectively.

Depreciation expense amounted to $16,986, $15,720 and $14,750 in 2001, 2000 and 1999, respectively.

4. Acquisitions and Purchase of Additional Partnership Interests

Congoleum Transactions

During 2000, ABI purchased 151,100 shares of Congoleum's Class A common stock for a total of $437. Congoleum and ABI's purchase of Congoleum's common stock resulted in an increase in ABI's investment in Congoleum of $359, which increased retained earnings. ABI's ownership interest increased from 53% at December 31, 1999 to 55% at December 31, 2001. As of December 31, 2001, ABI's combined ownership of Congoleum's Class A and Class B common stock represented 69.5% of the voting control of Congoleum.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

4. Acquisition and Purchase of Additional Partnership Interests (continued)

Acquisition of Certain Swank Assets

In July 2001, K&M acquired certain inventories and receivables of Swank's Ladies Jewelry division in exchange for $4,646, and entered into related licensing agreements with Anne Klein(R) and Guess?(R). The acquisition was accounted for using purchase accounting, with the purchase price allocated to the assets acquired based on their fair market value at the date of acquisition. The purchase price was allocated to accounts receivable ($1,532) and inventories ($3,114). The acquisition's operating results are included in the Company's consolidated statement of income from the date of acquisition.

Acquisition of Janus Flooring

In October 2000, the Company acquired Janus Flooring Corporation, a wood flooring company in Toronto, Canada. The acquisition price was approximately $3,000. Assets acquired and liabilities assumed consisted of trade accounts receivable ($426), inventory ($1,937), prepaid and other current assets ($372), property, plant and equipment ($3,183), accounts payable and accrued expenses ($2,283), and debt ($2,849). Included in the assets acquired were land and buildings, which the Company sold in 2001 for $673. In connection with the acquisition, the Company recorded goodwill of $2,113, which was being amortized over a period of 15 years.

K&M Transactions

During 1995, ABI acquired additional partnership interests in K&M, giving ABI majority ownership and control. In conjunction with the acquisition, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to require ABI to purchase, the remaining partnership interests in K&M. During 2001 and 2000, ABI acquired an additional 10% and 6% interest from the limited partners for total consideration of $2,066 and $1,314, respectively. ABI owns a 94.5% partnership interest in K&M at December 31, 2001.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

5. Accrued Expenses

Accrued expenses at December 31 consisted of the following:

                                                             2001          2000
                                                           ---------------------

Accrued advertising and sales promotions                   $24,164       $20,122
Employee compensation and related benefits                   7,757         8,932
Interest                                                     3,887         4,042
Environmental liabilities                                    1,740         2,442
Distributor start-up costs                                      --         4,659
Reserve for sales returns                                       --         4,034
Deferred income taxes                                        3,598         3,211
Income taxes                                                 1,212         1,898
Other                                                        5,895         5,314
                                                           ---------------------

                                                           $48,253       $54,654
                                                           =====================

6. Financing Arrangements

Long-term debt at December 31 consisted of the following:

                                                          2001             2000
                                                       -------------------------

8 5/8% Senior Notes, due 2008                          $ 99,674         $ 99,625
Series A Notes                                               --            9,000
Notes payable                                            20,000               --
Other notes                                               6,487            3,513
                                                       -------------------------
                                                        126,161          112,138
Less current portion                                      1,038            3,713
                                                       -------------------------

                                                       $125,123         $108,425
                                                       =========================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

6. Financing Arrangements (continued)

In August 1998, Congoleum issued $100,000 of 8 5/8% Senior Notes, maturing August 1, 2008, priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003, at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. The holders of the Senior Notes have no recourse to the assets of ABI and K&M.

The fair value of Congoleum's long-term debt is based on the quoted market prices for publicly traded issues. The estimated fair value of the 8 5/8% Senior Notes was approximately $65,000 and $50,000 at December 31, 2001 and 2000, respectively.

In December 2001, Congoleum entered into a revolving credit facility, which expires in 2004 that provides for borrowings up to $30,000 depending on levels of inventory and receivables. This agreement provides for a commitment fee based on the average daily unused portion of the commitment equal to three-eighths of one percent and a servicing fee of one-tenth of one percent per annum of the revolver. Borrowings under this facility are collateralized by inventory and receivables. There were no borrowings outstanding under this facility at December 31, 2001, however, the facility provides for standby letters of credit, which totaled $1,792 at December 31, 2001.

In 1996, ABI entered into a credit agreement with an insurance company providing for the issuance of senior promissory notes aggregating $30 million. In January 1996, $15 million principal amount of notes were issued (Series A Notes). The Series A Notes bear interest at 6.7% per annum and are payable in annual installments of $3 million beginning in 1999. The Series A Notes were repaid in full during 2001 (see below). The fair value of the Series A Notes approximates their carrying value at December 31, 2000.

During the third quarter of 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company ("Pru Agreement"). Under the terms of this agreement, ABI borrowed $20 million and used the proceeds to retire existing long-term and revolving debt. The new notes bear interest at 8.16% (reducing to 7.91% if a lower ratio of debt to EBITDA as defined in the Pru Agreement, is attained). Principal is repayable in five annual $4,000 installments beginning August 28, 2006.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

6. Financing Arrangements (continued)

Other notes consist of promissory notes issued in connection with various transactions. In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 2,500 Belgian francs and 2,700 Singapore dollars. The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (5.0% at December 31, 2001) for the Singapore loan. The loans are secured by the property acquired.

During the third quarter of 2001, ABI also entered into a new revolving credit agreement. This agreement provides for borrowings of up to $30 million through September 28, 2004, with interest varying based upon the Company's leverage ratio (as defined in that agreement). This agreement provides for a commitment fee based on the average daily unused portion of the commitment, which varies depending on the leverage ratio. At December 31, 2001, the Company had $4,900 outstanding under this agreement with an interest rate of 3.84%.

In July 2001, the Company, through a Canadian subsidiary, entered into a credit agreement providing a $7,500 Canadian dollars (US $4,900) capital loan and increasing an existing operating loan facility to $10,000 Canadian dollars (US $6,500). Proceeds of the capital loan were used to fund acquisitions of property and equipment in Canada. The capital loan is payable in 20 equal quarterly installments beginning February 28, 2002 and bears interest at 6.03%. The operating loan is payable on demand and bears interest at a floating rate which averaged 4.65% at December 31, 2001.

In October 2001, the Company renewed a Canadian dollar note agreement for one year providing $4,500 Canadian dollars (US $2,900) at an interest rate of 4.67%.

The terms of certain of the Company's loan agreements include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures. Certain agreements also have covenants requiring maintenance of minimum net worth levels, current ratios, and fixed charge coverage ratios and maximum debt levels and debt to EBITDA ratios. At December 31, 2001, retained earnings which were unrestricted as to such distributions amounted to $4,022.

Interest paid on all outstanding debt amounted to $11,119 in 2001, $10,938 in 2000 and $10,493 in 1999.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

6. Financing Arrangements (continued)

Principal payments on the Company's long-term obligations due in each of the next five years are as follows:

                      2002                                     $1,038
                      2003                                      1,048
                      2004                                      1,048
                      2005                                      1,052
                      2006                                      5,057

7. Other Liabilities

Other liabilities at December 31 consisted of the following:

                                                             2001          2000
                                                           ---------------------

Environmental remediation and product
   related liabilities                                     $25,262       $22,651
Pension benefits                                            16,574        14,055
Other postretirement benefits                                8,972         9,329
Accrued workers' compensation                                5,971         5,196
Deferred income taxes                                        8,333         7,301
Accrued compensation                                         1,893         1,757
Other                                                        1,998         1,677
                                                           ---------------------

                                                           $69,003       $61,966
                                                           =====================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

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

                                                        Years ended December 31
                                                             2001        2000
                                                        -----------------------
Change in benefit obligation
Benefit obligation at beginning of year                  $ 74,229    $ 73,367
Service cost                                                1,514       1,588
Interest cost                                               5,183       5,128
Plan participants' contributions                              150         163
Actuarial losses (gains)                                      297        (249)
Foreign currency exchange rate changes                       (347)       (236)
Benefits paid                                              (5,636)     (5,532)
                                                        -----------------------

Benefit obligation at end of year                        $ 75,390    $ 74,229
                                                        =======================

                                                        Years ended December 31
                                                            2001        2000
                                                        -----------------------
Change in plan assets
Fair value of plan assets at beginning of year          $ 67,073    $ 70,010
Actual return on plan assets                                (572)        227
Company contributions                                      2,603       2,526
Plan participants' contribution                              150         163
Foreign currency exchange rate changes                      (516)       (321)
Benefits paid                                             (5,636)     (5,532)
                                                        -----------------------

Fair value of plan assets at end of year                $ 63,102    $ 67,073
                                                        =======================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

8. Pension Plans (continued)

                                                             December 31
                                                          2001        2000
                                                        --------------------

Funded status of the plan (underfunded)                 $(12,352)   $ (7,156)
Unrecognized net actuarial losses                          7,244         250
Unrecognized transition obligation                          (664)        (42)
Unamortized prior service cost                              (365)       (695)
                                                        --------------------

Accrued benefit cost                                    $ (6,137)   $ (7,643)
                                                        ====================

Amounts recognized in the balance sheet
Accrued benefit liability                               $(16,574)   $(13,710)
Other asset                                                  813         564
Deferred tax asset                                         3,513       2,009
Accumulated other comprehensive loss                       6,111       3,494
                                                        --------------------

Net amount recognized                                   $ (6,137)   $ (7,643)
                                                        ====================

The intangible asset and deferred tax asset are amounts recorded on Congoleum's balance sheet, which is included in the consolidated financial statements of ABI. The accumulated other comprehensive loss is also recorded on Congoleum's balance sheet; however, ABI's consolidated statements of stockholders' equity reflect its proportionate share, based on its 55.04% ownership interest in Congoleum, of the change in minimum pension liability. At December 31, 2001 and 2000, ABI's accumulated other comprehensive loss included a component for the change in minimum pension liability of $3,363 and $1,923, respectively (see Note
12).

                                                  Years ended December 31
                                                   2001            2000
                                              -------------------------------
Weighted-average assumptions
Discount rate                                 6.75% - 7.25%    7.25% - 7.50%
Expected return on plan assets                7.50% - 9.00%    7.50% - 9.00%
Rate of compensation increase                     5.00%            5.00%

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

8. Pension Plans (continued)

At December 31, 2001, three of the Company's plans have projected benefit obligations in excess of plan assets. The aggregate projected benefit obligations, accumulated benefit obligations and plan assets of these plans were $59,939, $58,662 and $44,003, respectively.

                                              Years ended December 31
                                            2001       2000       1999
                                          ------------------------------

Components of net periodic benefit cost
Service cost                              $ 1,514    $ 1,588    $ 1,729
Interest cost                               5,183      5,129      4,934
Expected return on assets                  (5,739)    (5,896)    (5,521)
Amortization of prior service cost           (195)      (231)      (223)
Amortization of transition obligation         275        273        305
Recognized net actuarial gains                (19)      (430)       (67)
                                          ------------------------------

Net periodic benefit cost                 $ 1,019    $   433    $ 1,157
                                          ==============================

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 12% to 15% of compensation with the Company partially matching contributions. Defined contribution pension expense for the Company was $1,793, $1,471, and $1,658 for the years ended December 2001, 2000 and 1999, respectively.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

9. Postretirement Benefits Other Than Pensions

The Company maintains health and life insurance programs for retirees. The net periodic postretirement benefits cost for these programs for the years ended December 31 is as follows:

                                         2001      2000      1999
                                        -------------------------

Service cost                            $ 142     $ 134     $ 148
Interest cost                             474       461       480
Amortization of prior service benefit    (462)     (417)     (409)
Amortization of net (gain) loss            (9)       (3)       71
                                        -------------------------

   Net periodic benefit cost            $ 145     $ 175     $ 290
                                        =========================

Weighted-average discount rate           7.25%     7.25%     7.25%

The change in benefit obligation and the actuarial and recorded liabilities for these postretirement benefits at December 31, none of which are been funded, were as follows:

                                              2001       2000
                                            ------------------

Change in benefit obligation
  Benefit obligation at end of prior year   $ 6,800    $ 7,141
  Service cost (with interest)                  142        134
  Interest cost                                 474        461
  Actuarial loss (gain)                         121       (449)
  Benefits paid                                (504)      (487)
                                            ------------------

Benefit obligation at end of year           $ 7,033    $ 6,800
                                            ==================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

9. Postretirement Benefits Other Than Pensions (continued)

                                               Years ended December 31
                                                  2001       2000
                                               -----------------------

Funded status (unfunded)                        $(7,033)   $(6,800)
Unrecognized net gain                              (829)      (959)
Unrecognized prior service benefit               (1,527)    (1,989)
                                               -----------------------
Accrued postretirement benefit cost              (9,389)    (9,748)
Less current portion                                417        419
                                               -----------------------

Noncurrent postretirement benefit obligations   $(8,972)   $(9,329)
                                               =======================

The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.0% in 2001; the rate was assumed to decrease gradually to 5.0% over the next five years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of net periodic postretirement benefits cost by $52 for the year ended December 31, 2001, and would increase the accumulated postretirement benefit obligations by $492 at December 31, 2001.

10. Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $6,173 in 2001, $4,881 in 2000 and $4,922 in 1999.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

Future minimum payments relating to operating leases are as follows:

                         2002                                   $  4,560
                         2003                                      3,338
                         2004                                      2,533
                         2005                                      1,776
                         2006                                      1,616
                   Thereafter                                      5,132
                                                                --------

                   Total future minimum lease payments           $18,955
                                                                ========

Environmental and Other Liabilities

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability and other matters, as more fully described in the following footnote. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

The Company records a liability for environmental remediation claims when it becomes probable that the Company will incur costs relating to a clean-up program or will have to make claim payments and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted to reflect such revisions and progress.

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's balance sheet as shown in the following table. Due to the relative magnitude and wide range of estimates of these liabilities and due to the fact that recourse related to these liabilities is limited to Congoleum, these matters are discussed separately following matters for which American Biltrite has actual or potential liability.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

                                         2001                       2000
                                Liability   Receivable     Liability    Receivable
                                --------------------------------------------------
Congoleum
   Environmental liabilities    $ 5,013       $ 2,044       $ 5,051       $ 2,044
   Asbestos product liability    17,773         9,632        15,326         7,132
   Other                          1,218           200         1,316            --
                                --------------------------------------------------

                                 24,004        11,876        21,693         9,176
                                --------------------------------------------------

American Biltrite
   Environmental liabilities      2,898         1,250         3,300         1,250
   Asbestos product liability        --            --            --            --
   Other                            100            --           100            --
                                --------------------------------------------------

                                  2,998         1,250         3,400         1,250
                                --------------------------------------------------

Consolidated
   Environmental liabilities      7,911         3,294         8,351         3,294
   Asbestos product liability    17,773         9,632        15,326         7,132
   Other                          1,318           200         1,416            --
                                --------------------------------------------------

                                $27,002       $13,126       $25,093       $10,426
                                ==================================================

Reporting Classification
  of above amounts
   Accrued expenses             $ 1,740            --       $ 2,442            --
   Other liabilities             25,262            --        22,651            --
   Other current assets              --       $   375            --            --
   Other assets                      --        12,751            --       $10,426
                                --------------------------------------------------

                                $27,002       $13,126       $25,093       $10,426
                                ==================================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 464 pending claims involving approximately 1,400 individuals as of December 31, 2001. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31, was as follows:

                                                           2001         2000
                                                          -----------------

Claims at January 1                                        330           63
New claims                                                 189          298
Settlements                                                (15)         (11)
Dismissals                                                 (40)         (20)
                                                          -----------------

Claims at December 31                                      464          330
                                                          =================

The total indemnity costs incurred to settle claims during 2001 and 2000 were $411 and $62, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $8 in 2001 and $2 in 2000. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. ABI believes that these suits are without merit and that, in any event, the damages sought are within the coverages of its applicable liability insurance policies; accordingly, no reserves have been provided for these suits.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10.  Commitments and Contingencies (continued)

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to two sites located in separate states. At one of the two sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is approximately $43 million. ABI's and Ideal's share of the aggregate assessments to the PRPs to date is approximately $140. Subject to a final allocation among the PRPs, ABI's and Ideal's aggregate share of the future remediation costs is currently estimated to be approximately $465. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site. Total shared costs are approximately $100.

At the other site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $2.3 million to $10.0 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated remediation costs range from a refund of approximately $39 to a payment of about $120. These estimates consider commitments from de minimus and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI. ABI's share of future remediation costs will be payable over the next three to six years. ABI and the other settling PRPs also are pursuing litigation against three PRPs who used the ILCO Site and have not settled.

A lawsuit was brought by Olin Corporation, the present owner of a former chemical plant site in Wilmington, Massachusetts (the "Olin Site"), which alleged that ABI and three defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site. A wholly owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964, and for approximately one month during 1964, ABI held title to the property directly.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

In 2000, ABI and TBC entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the site after January 1, 1999, plus an annual reimbursement of $100 for Olin's internal costs. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site. Olin has estimated that the total response costs for 2002 will be $2.5 million. For costs beyond 2002, ABI has estimated the range to be between $16.3 million to $28.5 million. As of December 31, 2001, ABI has estimated its potential liability for Olin to be in the range of $2.3 million to $4.0 million before any recoveries from insurance.

The State of Maine Department of Environmental Protection has put the present owner of a former ABI plant on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is currently reviewing the allegations, the condition of the site and its potential liability for its share of any clean-up costs. ABI also is potentially responsible for response and remediation costs with respect to three state-supervised sites, two sites in Massachusetts, and one in New York. At these four sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. While the exact amount of the future costs to ABI resulting from its liability is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance, ABI believes, based upon current information available, that its liability for these sites will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at these sites.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10.  Commitments and Contingencies (continued)

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the Southington Site, the ILCO Site, the Olin Site and the state supervised sites in Maine, Massachusetts and New York. An agreement was executed by ABI and it carriers regarding the payment of the defense costs for the Olin Site. ABI and its carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of December 31, 2001, the Company has accrued $3.0 million for ABI's estimable and probable amounts for contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries, net of reimbursements to certain PRP's, for approximately $1.3 million.

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

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 51 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of 1998; however, the groundwater remediation phase has not begun, and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be 6.1%.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

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

Congoleum is one of many defendants in approximately 6,563 pending claims (including workers' compensation cases) involving approximately 23,139 individuals as of December 31, 2001, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were 1,754 claims at December 31, 2000 that involved approximately 12,079 individuals. Activity related to asbestos claims during the years ended December 31, was as follows:

                                                         2001          2000
                                                       --------------------

Claims at January 1                                     1,754           670
New claims                                              5,048         1,302
Settlements                                               (40)          (76)
Dismissals                                               (199)         (142)
                                                       --------------------

Claims at December 31                                   6,563         1,754
                                                       ====================

The total indemnity costs incurred to settle claims during 2001 and 2000 were $1.1 million and $3.9 million, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction of where the claim was litigated. As of December 31, 2001, Congoleum has incurred asbestos-related claims of $11.4 million, to resolve claims of over 33,000 claimants, substantially all of which have been paid by Congoleum's insurance carriers. The average indemnity cost per resolved claimant is three hundred and forty dollars ($340). Over 99% of claims incurred by Congoleum have settled, on average, for amounts less than one hundred dollars ($100) per claimant.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

Nearly all claims allege that various diseases were caused by exposure to asbestos-containing products, including sheet vinyl and resilient tile manufactured by Congoleum (or in the workers' compensation cases, exposure to asbestos in the course of employment with Congoleum). Congoleum discontinued the manufacture of asbestos-containing sheet vinyl products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e. can not be crumpled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

Congoleum regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of Congoleum. One such development, the declarations of bankruptcy by several companies that were typically lead defendants in asbestos-related cases, is likely to have a negative impact on Congoleum's claim experience. The estimates developed are highly uncertain due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability.

Congoleum periodically updates its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. Congoleum believes that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 ranges from $53.3 million to $195.6 million before considering the effects of insurance recoveries. As discussed previously, it is very difficult to forecast a liability for Congoleum's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As such, the Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $53 million in accordance with accounting principles generally accepted in the United States.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

During the period that Congoleum produced asbestos-containing products, Congoleum purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. To date, all claims and defense costs have been paid through primary insurance coverage. At December 31, 2001 Congoleum had $2.6 million in remaining primary insurance coverage for bodily injury asbestos claims. Once all primary coverage is exhausted, Congoleum expects defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that Congoleum will share in these. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 16% to 28% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. Congoleum anticipates that it will have to pay some or all of the portion of costs resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may in turn be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies, the years covered by those policies, and how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their relationships. Congoleum has filed suit regarding insurance coverage issues against certain of its primary insurance carriers, the carriers comprising its first layer of excess insurance, state guaranty funds representing insolvent carriers, and its insurance brokers, and has begun settlement negotiations with several of these parties.

Congoleum has determined, based on its review of existing insurance policies and the advice of legal counsel that approximately $42.5 million of the estimated $53.3 million gross liability is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the status of negotiations with its carriers. Congoleum further believes that the criteria, as defined by accounting principles generally accepted in the United States, to offset estimated gross liability with a portion of the probable insurance recovery equal to $35.5 million, have been met. Additionally, in 2001 Congoleum recorded an asset of $2.5 million for the probable settlement of disputed insurance coverage. Congoleum also recognized a liability for asbestos product liability of $2.8 million. The balance of the estimated gross liability of $17.8 million has been reflected in the balance sheet as a long-term liability. Congoleum has also recorded in the consolidated balance sheet an insurance receivable of $9.6 million that represents an estimate of

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

probable insurance recoveries that do not qualify for offsetting against the gross liability and for the probable insurance settlement discussed previously. This insurance receivable has been recorded in other long-term assets.

Since many uncertainties exist surrounding asbestos litigation, Congoleum will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that Congoleum's total liability for asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset. These uncertainties may result in Congoleum incurring future charges to income to adjust the carrying value of recorded liabilities and assets. Additionally, since Congoleum has recorded an amount representing the low end of the range of exposure for asbestos-related claims, it is possible that over time another amount within the range will be a better estimate of the actual losses. Although the resolution of these claims is anticipated to take decades, amounts recorded for the liability are not discounted, and the effect on results of operations in any given year from a revision to these estimates could be material. Congoleum does not believe, however, that asbestos-related claims will have a material adverse effect on its financial position or liquidity.

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

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows:

                                                            2001          2000
                                                         -----------------------
Deferred tax assets:
  Accruals and reserves                                  $ 22,234      $ 22,110
  Net operating losses and credit carryforwards             5,739         2,787
                                                         -----------------------
Total deferred tax assets                                  27,973        24,897
Less valuation allowance                                    1,828         1,555
                                                         -----------------------
Net deferred tax assets                                    26,145        23,342

Deferred tax liabilities:
  Depreciation                                             15,421        14,332
  Insurance                                                 5,334         4,994
  Inventory                                                 2,823         2,744
  Undistributed domestic earnings                           2,427         2,042
  Foreign taxes                                             1,180           975
  Other                                                     1,523         1,519
                                                         -----------------------
Total deferred tax liabilities                             28,708        26,606
                                                         -----------------------

Net deferred tax liability                               $ (2,563)     $ (3,264)
                                                         =======================

Credit carryforwards consisted primarily of alternative minimum tax credits and state tax credits. Net operating losses consisted of state losses of $0 and $900 for 2001 and 2000, respectively. Management has determined that partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized at December 31, 2001 and 2000.

During 2001, 2000 and 1999, Congoleum recorded a minimum pension liability adjustment. Deferred taxes were adjusted accordingly, and the tax effect reduced or increased Congoleum's retained earnings. The tax benefit (charge) to retained earnings was $1,504, $1,434, and $(748) for the years ended December 31, 2001, 2000 and 1999, respectively. The consolidated statement of stockholders' equity reflects ABI's proportionate share of the net adjustment to retained earnings.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

11. Income Taxes (continued)

The components of earnings (loss) before income taxes for the years ended December 31 are as follows:

                                             2001        2000        1999
                                          -------------------------------

Domestic                                  $ 4,884    $   (663)   $ 16,726
Foreign                                      (689)      3,531       3,390
                                          -------------------------------

                                          $ 4,195    $  2,868    $ 20,116
                                          ===============================

Significant components of the provision for income taxes for the years ended December 31 were as follows:

                                             2001        2000        1999
                                          -------------------------------

Current:
  Federal                                 $ 1,378    $    876    $  3,078
  Foreign                                    (117)      1,123       1,295
  State                                       262         476         384
                                          -------------------------------
Total current                               1,523       2,475       4,757

Deferred:
  Federal                                    (103)     (1,605)      2,416
  Foreign                                     206        (109)         (3)
  State                                       188           9         221
                                          -------------------------------
Total deferred                                291      (1,705)      2,634
                                          -------------------------------

                                          $ 1,814    $    770    $  7,391
                                          ===============================

Deferred income taxes include provisions (benefit) of $(90), $(470) and $260 during 2001, 2000 and 1999, respectively, for ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

11. Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 was as follows:

                                       2001       2000       1999
                                       --------------------------

U.S. statutory rate                    34.0%      35.0%      35.0%
State income taxes, net of federal
  benefits and valuation allowance      6.9        7.7        2.0
Undistributed domestic earnings        (2.2)     (15.6)       1.3
Other                                   4.6       (0.2)      (1.6)
                                       --------------------------

    Effective tax rate                 43.3%      26.9%      36.7%
                                       ==========================

Undistributed earnings of foreign subsidiaries aggregated approximately $19,760,000 at December 31, 2001, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $1,257 in 2001, $5,122 in 2000 and $5,269 in 1999.

12. Other Comprehensive Income

The Company records unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and changes in certain minimum pension liabilities in other comprehensive income.

Components of other comprehensive income (loss) for the years ended December 31 consisted of the following:

                                              2001       2000      1999
                                           ----------------------------

Foreign currency translation adjustments   $(1,012)   $  (772)   $  964
Change in minimum pension liability         (1,440)    (1,395)      595
                                           ----------------------------

                                           $(2,452)   $(2,167)   $1,559
                                           ============================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

12. Other Comprehensive Income (continued)

Accumulated balances related to each component of other comprehensive loss as of December 31 were as follows:

                                               2001       2000       1999
                                            -----------------------------

Foreign currency translations adjustments   $(4,603)   $(3,591)   $(2,819)
Minimum pension liability                    (3,363)    (1,923)      (528)
                                            -----------------------------

                                            $(7,966)   $(5,514)   $(3,347)
                                            =============================

13. Income Per Share

The following table sets forth the computation of basic and diluted income per share for the years ended December 31:

                                               2001           2000              1999
                                              ---------------------------------------
                                              (In thousands, except per share amounts)
Numerator:
 Net income                                   $2,816         $5,333            $9,733
                                              =======================================

Denominator:
 Denominator for basic income per share:
  Weighted-average shares                      3,455          3,518             3,592
  Dilutive employee stock options                 --             19                70
                                              ---------------------------------------
 Denominator for diluted income per share:
  Adjusted weighted-average shares and
   assumed conversions                         3,455          3,537             3,662
                                              =======================================

Basic income per share                        $ 0.82         $ 1.52            $ 2.71
                                              =======================================

Diluted income per share                      $ 0.82         $ 1.51            $ 2.66
                                              =======================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

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

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock-based awards to selected employees and independent contractors of the Company. The plan reserved 400,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan. During 1997, the Board of Directors approved an amendment to the plan to increase the number of shares reserved for grant from 400,000 to 550,000.

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan at no cost to them. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions, which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

14. Stock Option Plans (continued)

The following tables summarize information about ABI's fixed stock options:

                                                2001                       2000                     1999
                                       --------------------------------------------------------------------------
                                                    Weighted-                  Weighted-                Weighted-
                                                     Average                    Average                  Average
                                                    Exercise                   Exercise                 Exercise
                                        Shares        Price       Shares         Price       Shares       Price
                                       --------------------------------------------------------------------------
Outstanding at beginning of year       543,740       $19.28       555,840       $18.75       564,080       $18.84
Granted                                  3,000        14.00        27,000        14.51         6,000        20.50
Exercised                              (14,800)        7.00       (35,600)        7.00            --           --
Forfeited                              (21,500)       20.17        (3,500)       23.63       (14,240)       23.04
                                       -------                     ------                    -------

Outstanding at end of year             510,440        19.57       543,740        19.28       555,840        18.75
                                       =======                    =======                    =======

Options exercisable at end of year     450,357                    432,357                    414,540

Available for grant at end of year      72,580                     54,080                     77,580

                       Outstanding                      Exercisable at                    Weighted-Average
    Range of         at December 31      Weighted-        December 31       Weighted-        Remaining
 Exercise Price           2001       Average Exercise       2001         Average Exercise  Contractual Life
                                           Price                              Price
-----------------------------------------------------------------------------------------------------------

$12.75 - $17.25         293,440           $16.63          275,657            $16.76          2.34 years

 20.50 -  23.63         217,000            23.54          174,700             23.52          5.07 years

Congoleum Stock Option Plan

Congoleum maintains a Stock Option Plan and a Directors' Stock Option Plan. Under these plans, options to purchase up to 850,000 shares of Congoleum's Class A common stock may be issued to directors, officers and key employees. These options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair value of Congoleum's Class A common stock on the date of grant.

In 2001, Congoleum offered to exchange new stock options to be granted on a future date for all existing outstanding options. January 4, 2002, 667,500 outstanding options (approximately 99%) under the 1995 Plan and all outstanding options under the Non-Employee Directors Plan were voluntarily forfeited. The Company plans to issue new options exactly six months and one day from their cancellation date equal to the amount forfeited.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

14. Stock Option Plans (continued)

Pro Forma Disclosure

Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement.

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rate of 4.95% and 6.23%, expected dividend yield of 26.79% and 27.04%, volatility factor of the expected market price of the Company's common stock of .321 and .327, and a weighted-average expected life of the options of seven and one-half years.

The weighted-average fair value of options granted under ABI's 1997 Stock Award and Incentive Plan during 2001 was $0. The weighted-average fair value of options granted under ABI's 1999 Stock Award and Incentive Plan for directors during 2001 and 2000 was $0.01 and $0.01, respectively.

For purposes of pro forma disclosures, the estimated fair value of the ABI options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows:

                                            Years ended December 31
                                      2001           2000            1999
                                   ---------------------------------------
                                   (In thousands, except per share amounts)

Net income                         $ 2,816         $ 5,333         $ 9,733
Estimated pro forma compensation
  expense from stock options          (244)           (248)           (402)
                                   ---------------------------------------

    Pro forma net income           $ 2,572         $ 5,085         $ 9,331
                                   =======================================

Pro forma income per share:
    Basic                          $  0.74         $  1.45         $  2.60
    Diluted                           0.74            1.44            2.55

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

15. Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry, and a Canadian division that produces flooring and rubber products. Congoleum, which represents the majority of the Company's flooring products segment, manufactures vinyl and vinyl composition floor coverings and sells them primarily through floor covering distributors to retailers, and contractors for commercial and residential use. Effective October 12, 2000, the Company acquired Janus Flooring Corporation, which has been included in the flooring products segment. The tape products segment consists of two production facilities in the United States, and finishing and sales facilities in Belgium and Singapore. The tape products segment manufactures paper, film, HVAC, electrical, shoe, and other tape products for use in industrial and automotive markets. The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Measurement of Segment Profit or Loss and Segment Assets

The Company considers all revenues and expenses to be of an operating nature and, accordingly, allocates them to industry segments regardless of the profit center in which recorded. Costs specific to a segment, such as pension expense, are charged to the segment. Corporate office expenses are allocated to certain segments based on resources allocated. Significant assets of the Corporate office include cash, deferred tax assets, and goodwill. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

15. Industry Segments (continued)

Segment Profit and Assets

                                                Years ended December 31
                                            2001         2000         1999
                                         --------------------------------------
Revenues
Revenues from external customers:
   Flooring products                     $ 230,213    $ 226,291    $ 245,439
   Tape products                            82,914       94,773       88,337
   Jewelry                                  61,277       50,202       46,552
   Canadian division                        39,924       49,107       42,131
                                         -----------------------------------
Total revenues from external customers     414,328      420,373      422,459

Intersegment revenues:
   Flooring products                           288          361          568
   Tape products                               143          154          158
   Jewelry                                      --           --           --
   Canadian division                         7,949        6,354        6,966
                                         -----------------------------------
Total intersegment revenues                  8,380        6,869        7,692
                                         -----------------------------------
Total revenue                              422,708      427,242      430,151

Reconciling items
   Intersegment revenues                    (8,380)      (6,869)      (7,692)
                                         -----------------------------------

Total consolidated revenues              $ 414,328    $ 420,373    $ 422,459
                                         ===================================

A major portion of the increase in Jewelry segment revenue in 2001 compared to 2000 was from the acquisition of Swank's Ladies Jewelry Division.

Approximately 53%, 56% and 54% of the Canadian division's revenues from external customers were for flooring products for 2001, 2000 and 1999, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

15. Industry Segments (continued)

                                            Years ended December 31
                                           2001       2000      1999
                                       ------------------------------

Interest revenue
   Flooring products                   $    709    $ 1,799    $ 1,836
   Tape products                            105         25         18
   Jewelry                                   34         48         40
   Canadian division                        144        131        135
                                       ------------------------------
Total segment interest revenue              992      2,003      2,029

Reconciling items
   Corporate office interest revenue         56         98         76
   Intersegment interest revenue           (138)       (60)       (65)
                                       ------------------------------

Total consolidated interest revenue    $    910    $ 2,041    $ 2,040
                                       ==============================

Interest expense
   Flooring products                   $  8,797    $ 7,567    $ 7,938
   Tape products                            114        144        143
   Jewelry                                  741      1,029      1,044
   Canadian division                         38          1         --
                                       ------------------------------
Total segment interest expense            9,690      8,741      9,125

Reconciling items
   Corporate office interest expense      1,385        726        460
   Intersegment interest expense           (138)       (60)       (65)
                                       ------------------------------

Total consolidated interest expense    $ 10,937    $ 9,407    $ 9,520
                                       ==============================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

15. Industry Segments (continued)

                                                           Years ended December 31
                                                         2001       2000         1999
                                                      --------------------------------
Depreciation and amortization expense
  Flooring products                                   $ 12,533    $ 11,786    $ 11,038
  Tape products                                          2,523       2,246       2,230
  Jewelry                                                  741         686         695
  Canadian division                                      1,978       1,783       1,562
                                                      --------------------------------
Total segment depreciation and amortization             17,775      16,501      15,525

Reconciling items
  Corporate office depreciation and amortization           998         738         706
                                                      --------------------------------

Total consolidated depreciation and amortization      $ 18,773    $ 17,239    $ 16,231
                                                      ================================

Segment profit
  Flooring products                                   $ (3,912)   $(12,158)   $  7,648
  Tape products                                          1,143       7,620       6,304
  Jewelry                                                6,440       4,145       3,585
  Canadian division                                      1,717       4,170       3,826
                                                      --------------------------------
Total segment profit                                     5,388       3,777      21,363

Reconciling items
  Corporate office loss                                 (1,121)     (1,005)     (1,184)
  Intercompany profit (loss)                               (72)         96         (63)
                                                      --------------------------------
Total consolidated earnings before income taxes and
 other items                                          $  4,195    $  2,868    $ 20,116
                                                      ================================

Segment profit or loss is before income tax expense or benefit. Included in the flooring products segment loss for 2000 is a charge of $9 million (before tax) recorded by Congoleum in connection with a change in distributor (see Note 16).

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

15. Industry Segments (continued)

                                                         December 31
                                                 2001         2000         1999
                                             -----------------------------------
Segment assets
   Flooring products                         $ 238,885    $ 244,185    $ 231,817
   Tape products                                57,417       53,724       49,876
   Jewelry                                      27,809       19,193       15,737
   Canadian division                            32,660       29,858       27,146
                                             -----------------------------------
Total segment assets                           356,771      346,960      324,576

Reconciling items
   Corporate office assets                      30,043       31,413       26,702
   Intersegment accounts receivable            (13,859)     (12,991)      (7,003)
   Intersegment profit in inventory               (191)        (119)        (215)
                                             -----------------------------------

Total consolidated assets                    $ 372,764    $ 365,263    $ 344,060
                                             ===================================

Expenditures for additions to long-lived
  assets
   Flooring products                         $  10,887    $  13,948    $  18,670
   Tape products                                 8,303        3,621        2,557
   Jewelry                                         858          457        1,971
   Canadian division                             5,185        2,769        3,735
                                             -----------------------------------
Total expenditures for additions to
  long-lived assets                             25,233       20,795       26,933

Reconciling items
Corporate office expenditure for additions
  to long-lived assets                               7           22           38
                                             -----------------------------------
Total expenditures for additions to
  long-lived assets                          $  25,240    $  20,817    $  26,971
                                             ===================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

15. Industry Segments (continued)

Geographic Area Information

                                                     Years ended December 31
                                                   2001       2000       1999
                                                ------------------------------

Revenues from external customers
  United States                                 $344,266   $350,852   $355,174
  Canada                                          37,821     35,661     36,619
  Mexico                                           6,929      7,238         --
  Europe                                          16,599     16,436     15,203
  Asia                                             6,719      7,119      6,818
  Other                                            1,994      3,067      8,645
                                                ------------------------------

Total revenues from external customers          $414,328   $420,373   $422,459
                                                ==============================

Revenues are attributed to regions based on the location of customers

                                                    Years ended December 31
                                                  2001       2000       1999
                                                ------------------------------

Long-Lived Assets by Area
  United States                                 $177,154   $170,738   $157,670
  Canada                                          21,094     17,036     11,033
  Mexico                                               9          7         --
  Europe                                             890      1,009      1,104
  Asia                                             2,338      2,462      2,501
                                                ------------------------------

Total long-lived assets                         $201,485   $191,252   $172,308
                                                ==============================

16. Distributor Transition Costs

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

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

Congoleum recorded a charge of $7.7 million in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by Congoleum for establishing Mohawk as a distributor, which included training, meetings and legal costs. Congoleum also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also included in the charge were certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement. These costs have all been paid as of December 31, 2001.

Congoleum also re-evaluated its allowance for doubtful accounts in light of the settlement agreement and concluded it should be reduced by $1.8 million, which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

Congoleum provided right-of-return provisions to LDBrinkman in the settlement agreement whereby LDBrinkman could return certain unsold inventory purchased from Congoleum that met minimize size and quality requirements. Congoleum deferred the recognition of revenue for its estimate of returns of inventory under the rights-of-return agreement. Inventory was returned pursuant to this agreement during the third quarter of 2001 and Congoleum has no further obligations under this provision.

A summary of the distributor transition costs recorded in 2000 appears below:

    Costs of establishing Mohawk as a distributor             $3,076
    LDBrinkman termination costs                               4,641
                                                            ----------
                                                               7,717
                                                            ----------
    Impact on gross margin of estimated sales returns          1,291
                                                            ----------

    Total reduction in Congoleum's pre-tax income              9,008
    Tax effect                                                 2,959
                                                            ----------

    Total reduction in Congoleum's net income                 $6,049
                                                            ==========

The resolution of this matter did not have a material effect on the results of operations for the year ended December 31, 2001.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

17. Quarterly Financial Information (Unaudited)

                                       First        Second         Third         Fourth
                                      Quarter       Quarter       Quarter        Quarter
                                    -----------------------------------------------------
                                          (In thousands, except per share amounts)
2001
----
  Net sales                         $  99,697     $  98,060      $111,010       $105,561
  Gross profit                         25,312        26,739        33,377         32,650
  Net income (loss)                    (1,991)         (680)        2,702          2,785

  Net income (loss) per share:
      Basic                             (0.57)        (0.20)         0.79           0.81
      Diluted                           (0.57)        (0.20)         0.79           0.81

2000
----
  Net sales                          $102,445      $102,398      $112,685       $102,845
  Gross profit                         28,114        28,842        33,009         31,850
  Net income                              350           984         3,091            908

  Net income per share:
      Basic                              0.10          0.28          0.88           0.26
      Diluted                            0.10          0.28          0.87           0.26

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 1, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2002 filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2002 filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2002 filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 8, 2002 filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Financial Statements and Financial Statement Schedules

      (1) The following consolidated financial statements of American Biltrite Inc. and subsidiaries are included in Item 8:

                  Consolidated balance sheets - December 31, 2001 and 2000, pages 18 & 19

                  Consolidated statements of income -
                  Years ended December 31, 2001, 2000 and 1999, page 20

                  Consolidated statements of stockholders' equity - Years ended December 31, 2001, 2000 and 1999, page 21

                  Consolidated statements of cash flows -
                  Years ended December 31, 2001, 2000 and 1999, page 22

                  Notes to consolidated financial statements, pages 23 through
                  65

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

      (3)   Listing of Exhibits

            The listing of exhibits required under this item is incorporated herein by reference to pages 71 through 74 of this Form 10-K.

(b)   Reports on Form 8-K. None.

(c) Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(d) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 69 of this Form 10-K.

                     American Biltrite Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000 and 1999

                             (Dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------
               COL. A                         COL. B         COL. C       COL. D       COL. E         COL. F            COL. G
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                           --------------------------------------
                                                                          Charged to
                                            Balance at     Charged to       Other
                                           Beginning of    Costs and      Accounts --                Deductions --     Balance at
             Description                     Period        Expenses        Describe         Other      Describe       End of Period
------------------------------------------------------------------------------------------------------------------------------------
2001
----

  Allowances for doubtful accounts
    and cash discounts                       $4,092         $2,777                                    $2,642 (A)         $4,227
                                        =======================================================================================


2000
----

  Allowances for doubtful accounts
    and cash discounts                       $5,543         $1,054                                    $2,505 (A)         $4,092
                                        =======================================================================================


1999
----

  Allowances for doubtful accounts
    and cash discounts                       $5,124         $2,966                                    $2,547 (A)         $5,543
                                        =======================================================================================

(A) Represents accounts charged off during the year, net of recoveries.

      Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

                                           AMERICAN BILTRITE INC.

                                               (Registrant)


Date: March  12, 2002                      by: /s/ Howard N. Feist III
      ---------------------                    -------------------------------
                                               Howard N. Feist III
                                               Vice President Finance and
                                               Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March  12, 2002                      by: /s/ Roger S. Marcus
      ---------------------                    -------------------------------
                                               Roger S. Marcus, Chairman of
                                               the Board, Chief Executive
                                               Officer and Director

Date: March  12, 2002                      by: /s/ Richard G. Marcus
      ---------------------                    -------------------------------
                                               Richard G. Marcus, President,
                                               Chief Operating Officer and
                                               Director


Date: March  12, 2002                      by: /s/ William M. Marcus
      ---------------------                    -------------------------------
                                               William M. Marcus, Executive
                                               Vice President, Treasurer,
                                               Chairman of the Executive
                                               Committee and Director


Date: March  12, 2002                      by: /s/ John C. Garrels III
      ---------------------                    -------------------------------
                                               John C. Garrels III, Director


Date: March  12, 2002                      by: /s/ Kenneth I. Watchmaker
      ---------------------                    -------------------------------
                                               Kenneth I. Watchmaker, Director


Date: March  12, 2002                      by: /s/ Edward J. Lapointe
      ---------------------                    ------------------------------
                                               Edward J. Lapointe, Controller


Date: March  12, 2002                      by: /s/ Gilbert K. Gailius
      ---------------------                    ------------------------------
                                               Gilbert K. Gailius, Director

INDEX OF EXHIBITS
-----------------

Exhibit No.                            Description                      Page No.
--------------------------------------------------------------------------------

3 (1)    VII             Restated Certificate of Incorporation               -

3 (2)    I               By-Laws, amended and restated as of                 -
                         March 13, 1991

4 (1)                    Any instrument defining the rights of               -
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

10 (1)   III             Joint Venture Agreement dated as of                 -
                         December 16, 1992 by and among American
                         Biltrite Inc., Resilient Holdings
                         Incorporated, Congoleum Corporation,
                         Hillside Industries Incorporated and
                         Hillside Capital Corporation

10 (2)   IV              Closing Agreement dated as of March 11,             -
                         1993 by and among American Biltrite Inc.,
                         Resilient Holdings Incorporated,
                         Congoleum Corporation, Hillside
                         Industries Incorporated and Hillside
                         Capital Corporation

10 (3)   IX,  II         1993 Stock Award and Incentive Plan as              -
                         Amended and Restated as of March 4, 1997

10 (4)   VI              K&M Associates L.P. Amended and Restated            -
                         Agreement of Limited Partnership

10 (5)   V               Purchase Agreement dated as of March 31,            -
                         1995 by and among Ocean State and certain limited partners of K&M

Exhibit No.                            Description                      Page No.
--------------------------------------------------------------------------------

10 (6)   V              Agreement and Plan of Merger dated as of            -
                        April 1, 1995 by and among the Company,
                        Jewelco Acquisition Co., Inc., AIMPAR,
                        Inc., Arthur I. Maier, Bruce Maier and
                        Edythe J. Wagner

10 (7)   V              Option Agreement dated as of April 1,               -
                        1995 by and among Ocean State and certain limited partners of K&M

10 (8)   V              Agreement and Plan of Merger dated as of            -
                        May 3, 1995 by and among the Company,
                        Zirconia Acquisition Co., Inc., Wilbur A.
                        Cowett Incorporated and Wilbur A. Cowett

10 (9)   VII,  II       Split-Dollar Agreement dated as of                  -
                        December 20, 1996 by and between American
                        Biltrite Inc. and Michael J. Glazerman,
                        Trustee of the Marcus Family Insurance
                        Trust u/t/d/ March 1, 1990

10 (10)  VII,  II       Split-Dollar Agreement dated as of                  -
                        December 20, 1996 by and between American
                        Biltrite Inc. and the Marcus Family 1990
                        Insurance Trust

10 (11)  VII,  II       Split-Dollar Agreement dated as of                  -
                        December 20, 1996 by and between American
                        Biltrite Inc. and the Marcus Family 1996
                        Irrevocable Insurance Trust Dated October
                        28, 1996

10 (12)  VII,  II       Split-Dollar Agreement dated as of                  -
                        December 20, 1996 by and between American
                        Biltrite Inc. and The Richard G. Marcus
                        Irrevocable Insurance Trust of 1990 Dated
                        June 1, 1990

10 (13)  VII,  II       Split-Dollar Agreement dated as of                  -
                        December 20, 1996 by and between American
                        Biltrite Inc. and the Roger S. Marcus
                        Irrevocable Insurance Trust Dated
                        November 29, 1996, Richard G. Marcus,
                        Trustee

Exhibit No.                            Description                      Page No.
--------------------------------------------------------------------------------

10 (14)  VII,  II       Split-Dollar Agreement dated as of                  -
                        December 20, 1996 by and between American
                        Biltrite Inc. and the Roger S. Marcus
                        Irrevocable Insurance Trust Dated
                        November 29, 1996

10 (15)  VII,  II       Split-Dollar Agreement dated as of                  -
                        January 9, 1997 by and between American
                        Biltrite Inc. and Joseph D. Burns

10 (16)  VII,  II       Description of Supplemental Retirement              -
                        Benefits for Gilbert K. Gailius

10 (17)   X,  II        American Biltrite Inc. Deferred                     -
                        Compensation Plan

10 (18)   X             American Biltrite 1999 Stock Option Plan            -
                        for Non-Employee Directors

10 (19)   XI,  II       Description of Employment Arrangement for           -
                        Gilbert K. Gailius

10 (20)  II,  XII       Split-Dollar Agreement dated as of                  -
                        November 20, 2000 by and between American
                        Biltrite Inc. and
                        Howard N. Feist III

11       VIII           Statement Re: Computation of Per Share              -
                        Earnings

21                      Subsidiaries of the Registrant (including        75 - 76
                        each subsidiary's jurisdiction of
                        incorporation and the name under which
                        each subsidiary does business)

23 (1)                  Consent of Ernst & Young LLP, Independent          77
                        Auditors

----------

      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. (1-4773)

      II Compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

      III Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed December 21, 1992. (1-4773)

      IV Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed March 25, 1993. (1-4773)

      V Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K as amended by the Form 8-K/A filed respectively on May 17, 1995 and July 17, 1995.

      VI Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      VII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      VIII Incorporated by reference to Note 13 of the Company's consolidated financial statements (filed herewith).

      IX Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on June 28, 1997.

      X Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on July 3, 1999

      XI Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      XII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.