Form 10-Q
period 2002-03-31
AMERICAN BILTRITE INC
filed 2002-05-09
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002                  Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-1701350
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
Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                                   Outstanding at May 1, 2002
-------------------                                   --------------------------
    Common                                                 3,441,551 shares

                                    FORM 10-Q

PART I.                   Item 1. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands of dollars)

                                                    March 31,     December 31,
                                                      2002            2001
                                                  ----------------------------
ASSETS                                            (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                        $  8,160       $ 16,804
   Short-term investments                                             1,416
   Accounts receivable, net                           46,649         39,768
   Inventories                                        95,020         93,923
   Prepaid expenses & other current assets            15,049         19,368
                                                    --------       --------

   TOTAL CURRENT ASSETS                              164,878        171,279

Goodwill, net                                         11,300         23,773
Other assets                                          27,014         27,053
Property, plant and equipment, net                   149,709        150,659
                                                    --------       --------
   TOTAL ASSETS                                     $352,901       $372,764
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                 $ 27,702       $ 28,501
   Accrued expenses                                   42,627         48,253
   Notes payable                                      13,825         11,646
   Current portion of long-term debt                   1,035          1,038
                                                    --------       --------

   TOTAL CURRENT LIABILITIES                          85,189         89,438

Long-term debt                                       124,881        125,123
Other liabilities                                     68,023         69,003
Noncontrolling interests                               6,643         11,952

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
      15,000,000 shares, issued 4,607,902 shares          46             46
   Additional paid-in capital                         19,548         19,548
   Retained earnings                                  71,805         80,752
   Accumulated other comprehensive loss               (8,102)        (7,966)
   Less cost of shares in treasury                   (15,132)       (15,132)
                                                    --------       --------
                                                      68,165         77,248
                                                    --------       --------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                             $352,901       $372,764
                                                    ========       ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands of dollars, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                       2002             2001
                                                     ------------------------

Net sales                                            $102,420        $ 97,353
Interest and other income                                 790             321
                                                     --------        --------
                                                      103,210          97,674
                                                     --------        --------
Costs and expenses:
  Cost of products sold                                74,802          73,641
  Selling, general and administrative expenses         27,384          27,216
  Interest                                              2,706           2,514
                                                     --------        --------
                                                      104,892         103,371
                                                     --------        --------
LOSS BEFORE INCOME TAXES AND OTHER ITEMS               (1,682)         (5,697)
Credit for income tax benefit                            (639)         (2,065)
Noncontrolling interests                                  268           1,641
                                                     --------        --------
  NET LOSS BEFORE ACCOUNTING CHANGE                      (775)         (1,991)
Cumulative effect of accounting change                 (7,742)
                                                     --------        --------
  Net loss                                           $ (8,517)       $ (1,991)
                                                     ========        ========

Net loss per common share before
  cumulative effect of accounting
  change, basic and diluted                          $   (.22)       $   (.57)
Cumulative effect of accounting change                  (2.25)
                                                     --------        --------
  Net loss per common share,
    basic and diluted                                $  (2.47)       $   (.57)
                                                     ========        ========

Weighted average number of
  common and equivalent
  shares outstanding                                    3,442           3,489
                                                     ========        ========

Dividends declared per common share                  $   .125        $   .125

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                          ---------------------
OPERATING ACTIVITIES
   Net loss                                               $(8,517)    $ (1,991)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
   Depreciation and amortization                            4,358        4,938
   Deferred income taxes                                    2,542       (2,193)
   Cumulative effect of accounting change                   7,742
   Changes in operating assets and liabilities:
     Accounts and notes receivable                         (6,887)     (10,345)
     Inventories                                           (1,131)      (5,375)
     Prepaid expenses and other current assets              1,491        1,839
     Accounts payable and accrued expenses                 (6,253)        (397)
     Noncontrolling interests                                (268)      (1,641)
     Other                                                 (1,244)        (209)
                                                          -------     --------

   NET CASH USED BY OPERATING ACTIVITIES                   (8,167)     (15,374)

INVESTING ACTIVITIES
   Purchases of short-term investments                                  (1,471)
   Proceeds from sales of short-term investments            1,416        9,373
   Investments in property, plant and equipment            (3,322)      (8,154)
   Proceeds from sale of property, plant and
     equipment                                                             648
   Purchase of additional partnership interests
     in K&M                                                             (2,066)
                                                          -------     --------

   NET CASH USED BY INVESTING ACTIVITIES                   (1,906)      (1,670)

FINANCING ACTIVITIES
   Net short-term borrowings                                2,189       12,191
   Payments on long-term debt                                (245)      (4,610)
   Purchase of treasury shares                                            (502)
   Dividends paid                                            (430)        (436)
                                                          -------     --------

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                           1,514        6,643
Effect of foreign exchange rates changes on cash              (85)         524
                                                          -------     --------

     DECREASE IN CASH AND CASH EQUIVALENTS                 (8,644)      (9,877)

Cash and cash equivalents at beginning of period           16,804       16,859
                                                          -------     --------
     CASH AND CASH EQUIVALENTS AT END OF
       PERIOD                                             $ 8,160     $  6,982
                                                          =======     ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the cumulative effect of the change in accounting for goodwill) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts appearing in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentations.

Note B - Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the consolidated results of operations or financial position of the Company. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed an impairment test of goodwill and concluded that there was impairment of goodwill related to both Congoleum and Janus Flooring. The Company compared the implied fair value of their goodwill to the carrying value of goodwill. It was determined that based on the fair value of both Congoleum and Janus Flooring, there should be no goodwill recognized.

Congoleum recorded an impairment loss of $10.5 million during the first quarter of 2002 based on this change in accounting principle. American Biltrite's share, 55%, in this impairment loss resulted in a charge of $5.8 million plus a charge of $1.9 million for an impairment loss related to Janus Flooring goodwill for a total charge of $7.7 million during the first quarter of 2002.

The impact of the adoption of SFAS No. 142 on the Company's consolidated financial statements also resulted in the elimination of $350,000 of goodwill amortization expense, or $.10 per share, for the three months ended March 31, 2002.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note B - Changes in Accounting Principles (continued)

The following table reflects consolidated results adjusted as though the Company's adoption of SFAS No. 142 occurred as of January 1, 2001:

(In thousands, except per share amounts)

                                                     For the Three Months Ended
                                                              March 31,
                                                           2002      2001
                                                     --------------------------

Net loss before cumulative effect of
accounting change:
   As reported                                            $(775)   $(1,991)
   Goodwill amortization                                     --        377
                                                          -----    -------
   As adjusted                                            $(775)   $(1,614)
                                                          =====    =======

Basic earnings per share before cumulative
effect of accounting change:
   As reported                                            $(.22)   $  (.57)

   Goodwill amortization                                     --        .11
                                                          -----    -------
   As adjusted                                            $(.22)   $  (.46)
                                                          =====    =======

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. The Company adopted SFAS No. 144 effective January 1, 2002. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. Adoption of this pronouncement did not have an effect on the Company's consolidated financial position or results of operations.

In November 2001, Emerging Issues Task Force (EITF) issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"), was issued. The Company adopted EITF 01-09 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are already in accordance with the consensus reached in this issue. The Company has reclassified amounts previously

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note B - Changes in Accounting Principles (continued)

recorded in selling, general and administrative expense as a reduction in sales. The impact for the first quarter of 2002 and 2001 was a reduction of sales and selling, general and administrative expenses of $1 million and $1.6 million, respectively.

Note C - Inventories

Inventories at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                         March 31,   December 31,
                                           2002          2001
                                       ---------------------------

      Finished goods                     $69,813       $69,527
      Work-in-process                     11,202        11,382
      Raw materials and supplies          14,005        13,014
                                         -------       -------
                                         $95,020       $93,923
                                         =======       =======

Note D - Commitments and Contingencies

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note D - Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 490 pending claims involving approximately 1,426 individuals as of March 31, 2002. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims was as follows:

                                 Three Months Ended     Year Ended
                                   March 31, 2002    December 31, 2001
                                   --------------    -----------------

      Beginning claims                   464                330
      New claims                          37                189
      Settlements                         (3)               (15)
      Dismissals                          (8)               (40)
                                         ---                ---

      Ending claims                      490                464
                                         ===                ===

ABI reported in its December 31, 2001 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to two sites in two separate states. ABI also reported that it received notice by the present owner of a former ABI plant with regard to notice by the Maine Department of Environmental Protection to clean up a dumpsite. There have been no new developments relating to these sites during the three month period ended March 31, 2002.

With regard to the Olin Corporation ("Olin") site in Wilmington, MA, including the three month period ending March 31, 2002, ABI has paid Olin $1.65 million. ABI has been invoiced by Olin for $152,000 for the period October 1, 2001 to December 31, 2001. Olin has estimated that the response cost for all of 2002 will be approximately $2.5 million with ABI's allocated share being $340,000. ABI has estimated that beyond 2002 the response costs will be in the range of $16.3 million to $28.5 million. As of March 31, 2002 ABI has estimated its share of potential liability for Olin to be in the range of $2.3 million to $4 million before any recoveries from insurance.

ABI has been named by the United States Environmental Protection Agency ("EPA") as a PRP along with seven other PRPs with respect to three neighborhood sites ("Sites") in Atlanta, Georgia where properties within the boundaries of the Sites contain lead in the surface soil in concentrations that exceed EPA's residential lead screening level. The EPA has requested that ABI sign an administrative consent order. ABI is reviewing the EPA notification letter and the administrative consent order while assessing its responsibility with respect to the Sites.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note D - Commitments and Contingencies (continued)

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In two instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on may factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 51 companies, substantially all of which are financially solvent. Two removal actions were substantially complete as of December 31, 1998; however the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRPs group estimates that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, was estimated to be approximately 6.1%.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note D - Commitments and Contingencies (continued)

Congoleum is one of many defendants in approximately 9,089 pending claims (including workers' compensation cases) involving approximately 27,410 individuals as of March 31, 2002, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 6,563 claims at December 31, 2001 that involved approximately 23,139 individuals. Activity related to asbestos claims was as follows:

                                       Three Months Ended      Year Ended
                                         March 31, 2002     December 31, 2001
                                         --------------     -----------------


      Beginning claims                        6,563              1,754
      New claims                              2,790              5,048
      Settlements                               (18)               (40)
      Dismissals                               (246)              (199)
                                              -----              -----

      Ending claims                           9,089              6,563
                                              =====              =====

The total indemnity costs incurred to settle claims during the three months ended March 31, 2002 and twelve months ended December 31, 2001 were $0.6 million and $1.1 million, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of March 31, 2002, Congoleum has incurred asbestos-related claims of $12.0 million, to resolve claims of over 33,000 claimants, substantially all of which have been paid by Congoleum's insurance carriers. The average indemnity cost per resolved claimant is $360. Over 99% of claims incurred by Congoleum have settled, on average, for amounts less than $100 per claimant.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note D - Commitments and Contingencies (continued)

Congoleum regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of Congoleum. One such development, the declarations of bankruptcy by several companies that are typically lead defendants in asbestos-related cases, is likely to have a negative impact on Congoleum's claim experience. The estimates developed are highly uncertain due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability.

Congoleum periodically updates its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs as facts and circumstances indicate a possible change in amount. As a result of Congoleum's analysis, Congoleum has determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $53.3 million to $195.6 million before considering insurance recoveries. As discussed previously, it is very difficult to forecast a liability for Congoleum's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. Therefore, Congoleum has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $53.3 million in accordance with accounting principles generally accepted in the United States.

During the period that Congoleum produced asbestos-containing products, Congoleum purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. To date, substantially all claims and defense costs have been paid through primary insurance coverage. At March 31, 2002, Congoleum had $2.0 million in remaining primary insurance coverage for bodily injury asbestos claims. Once all primary coverage is exhausted, Congoleum expects defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that Congoleum will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 25% to 33% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. Congoleum anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may, in turn, be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note D - Commitments and Contingencies (continued)

The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. Congoleum has filed suit regarding insurance coverage issues against certain of its primary insurance carriers, the carriers comprising its first layer of excess insurance, state guaranty funds representing insolvent carriers, and its insurance brokers and has begun settlement negotiations with several of these parties.

Congoleum has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $42.5 million of the estimated $53.3 million gross liability is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the status of negotiations with its carriers. Congoleum further believes that the criteria, as defined by accounting principles generally accepted in the United States, to offset the estimated gross liability with a portion of the probable insurance recovery, equal to $35.5 million, have been met. The balance of the estimated gross liability of $17.8 million has been reflected in the balance sheet as a long-term liability as of December 31, 2001 and March 31, 2002. Congoleum has also recorded in the balance sheet an insurance receivable of $9.6 million that represents an estimate of probable insurance recoveries that do not qualify for offsetting against the gross liability and for the probable insurance settlement of disputed insurance coverage, which is currently estimated to be $2.5 million. This insurance receivable has been recorded in other long-term assets as of December 31, 2001 and March 31, 2002.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note D - Commitments and Contingencies (continued)

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

Note E - Comprehensive Income

      The following table presents total comprehensive loss for the three months ended March 31, 2002 and 2001 (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                        2002       2001
                                                      ------------------

      Net loss                                        $(8,517)  $(1,991)
      Foreign currency translation adjustments           (136)   (1,008)
                                                      -------   -------

        Total comprehensive loss                      $(8,653)  $(2,999)
                                                      =======   =======

Note F - Loss Per Share

Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

Note G - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division which produces flooring and rubber products. Congoleum, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use, represents the majority of the Company's flooring products segment. During 2000, the Company acquired Janus Flooring Corporation, which has been included in the flooring products segment effective October 12, 2000. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium, Singapore and Italy. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note G - Industry Segments (continued)

                                                         Three Months Ended
                                                              March 31,
                                                        2002            2001
                                                      -----------------------
                                                          (In thousands)
Revenues
Revenues from external customers:
   Flooring products                                  $ 59,891        $53,164
   Tape products                                        19,270         22,635
   Jewelry                                              14,448         10,013
   Canadian division                                     8,811         11,541
                                                      --------        -------
   Total revenues from external customers              102,420         97,353
                                                      --------        -------

Intersegment revenues:
   Flooring products                                        90            111
   Tape products                                            38             28
   Jewelry
   Canadian division                                     3,005          1,825
                                                      --------        -------
   Total intersegment revenues                           3,133          1,964
                                                      --------        -------
                                                       105,553         99,317
Reconciling items
   Intersegment revenues                                (3,133)        (1,964)
                                                      --------        -------
   Total consolidated revenues                        $102,420        $97,353
                                                      ========        =======

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note G - Industry Segments (continued)

                                                         Three Months Ended
                                                              March 31,
                                                         2002           2001
                                                       -----------------------
                                                           (In thousands)
Segment (loss) profit
   Flooring products                                   $(1,528)       $(6,098)
   Tape products                                            45            621
   Jewelry                                                 146           (117)
   Canadian division                                       196            573
                                                       -------        -------
   Total segment loss                                   (1,141)        (5,021)

Reconciling items
   Corporate items                                        (507)          (695)
   Intercompany profit (loss)                              (34)            19
                                                       -------        -------
      Total consolidated loss before income
        taxes and other items                          $(1,682)       $(5,697)
                                                       =======        =======

                                                       March 31,    December 31,
                                                         2002          2001
                                                       ------------------------
Segment assets
   Flooring products                                   $223,529      $238,885
   Tape products                                         61,842        57,417
   Jewelry                                               23,898        27,809
   Canadian division                                     33,473        32,660
                                                       --------      --------
      Total segment assets                              342,742       356,771

Reconciling items
   Corporate items                                       32,804        30,043
   Intersegment accounts receivable                     (22,420)      (13,859)

   Intersegment profit in inventory                        (225)         (191)
                                                       --------      --------
      Total consolidated assets                        $352,901      $372,764
                                                       ========      ========

The decrease in Flooring segment assets is primarily due to the write-off of goodwill during the first quarter of 2002; see Note B.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                  Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2002

Results of Operations

Net sales for the first quarter of 2002 were $102.4 million compared to $97.4 million for the first quarter of 2001, an increase of $5 million or 5.2%. Flooring segment revenue increased $6.7 million or 12.7% primarily as a result of sales of new products, initial shipments to a major home center chain, and higher sales to the manufactured housing industry. Jewelry segment revenue increased $4.4 million or 44.3% primarily as a result of sales of licensed product lines which were acquired in July of 2001. Revenues in the Tape and Canadian divisions declined 14.9% and 23.7% respectively as economic weakness, particularly in business spending, hurt demand for these operations' products.

Cost of products sold as a percentage of sales decreased to 73.0% in the first quarter of 2002 from 75.6% in the first quarter of 2001. This improvement was due to lower costs in the flooring segment (resulting from increased volume) and a greater proportion of higher margin jewelry sales in the overall mix. These factors offset lower margins at the Tape and Canadian divisions caused by their lower sales volume.

Selling, general and administrative expenses in the first quarter of 2002 were $27.4 million, or 26.7% of sales, compared with $27.2 million, or 28% of sales, in the same period one year earlier. The increase in selling, general, and administrative expenses was due to costs related to the licensed jewelry product lines acquired in July 2001. These costs more than offset expense reductions at the Tape and Canadian divisions.

Interest and other income in the first quarter of 2002 was up $.5 million from the first quarter of 2001 primarily due to increased foreign currency gains.

The net loss before accounting change for the first quarter of 2002 was $0.8 million compared to a net loss of $2.0 million one year earlier primarily as a result of improved results in the flooring segment.

Liquidity and Capital Resources

Cash and cash equivalents, including short term investments, declined $10.1 million in the first quarter of 2002 to $8.2 million, compared with a decline of $17.8 million in the first quarter of 2001. The lower use of cash was primarily due to lower capital expenditures and lower increases in receivables and inventory, partially offset by higher reductions of payables and accrued expenses. Working capital at March 31, 2002 was $79.7 million, down from $81.8 million at December 31, 2001. The ratio of current assets to current liabilities at March 31, 2002 was 1.9, essentially unchanged from December 31, 2001.

Capital expenditures in the first quarter of 2002 were $3.3 million. It is anticipated that capital spending for the full year 2002 will be in the range of $15 - $17 million.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2002

The Company has recorded provisions which it believes are adequate for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the financial position of the Company and that they will be paid over a period of three to ten years, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

Cash requirements for capital expenditures, working capital, debt service and the current authorization to repurchase $.9 million of ABI's Common Stock and $5.3 million of Congoleum's Common Stock are expected to be financed from operating activities and borrowings under existing bank lines of credit, which are presently $66.3 million. At March 31, 2002, $11 million was outstanding under these lines.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding long-term debt as of March 31, 2002 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at March 31, 2002, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                 March 31, 2002

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended March 31, 2002.

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

                                            AMERICAN BILTRITE INC.
                                            ----------------------
                                                (Registrant)


Date: May 9, 2002                       BY: /s/ Howard N. Feist III
                                            -----------------------
                                            Howard N. Feist III
                                            Vice President-Finance