Form 10-Q
period 2002-06-30
AMERICAN BILTRITE INC
filed 2002-08-14
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002                   Commission File Number  1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                   04-1701350
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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                               Outstanding at August 5, 2002
-------------------                               -----------------------------
     Common                                             3,441,551 shares

                                    FORM 10-Q

                     PART I. Item 1. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands of dollars)

                                                      June 30,    December 31,
                                                        2002         2001
                                                     ---------    ------------
ASSETS                                              (Unaudited)      (Note A)
CURRENT ASSETS
  Cash and cash equivalents                           $ 19,042      $ 16,804
  Short-term investments                                               1,416
  Accounts receivable, net                              55,921        39,768
  Inventories                                           94,806        93,923
  Prepaid expenses & other current assets               13,806        19,368
                                                     ---------     ---------
        TOTAL CURRENT ASSETS                           183,575       171,279

Insurance for asbestos-related liabilities              59,508        60,787
Goodwill, net                                           11,300        23,773
Other assets                                            18,523        17,420
Property, plant and equipment, net                     150,197       150,659
                                                     ---------     ---------
        TOTAL ASSETS                                  $423,103      $423,918
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $ 27,909      $ 28,501
  Accrued expenses                                      57,151        48,253
  Notes payable                                         16,211        11,646
  Current portion of long-term debt                      1,092         1,038
                                                     ---------     ---------
        TOTAL CURRENT LIABILITIES                      102,363        89,438

Long-term debt                                         124,822       125,123
Asbestos-related liabilities                            68,627        68,627
Other liabilities                                       49,968        51,530
Noncontrolling interests                                 7,133        11,952

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01-authorized
     15,000,000 shares, issued 4,607,902 shares             46            46
  Additional paid-in capital                            19,548        19,548
  Retained earnings                                     73,020        80,752
  Accumulated other comprehensive loss                  (7,292)       (7,966)
  Less cost of shares in treasury                      (15,132)      (15,132)
                                                     ---------     ---------
                                                        70,190        77,248
                                                     ---------     ---------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                          $423,103      $423,918
                                                     =========     =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands of dollars, except per share amounts)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                               2002         2001        2002          2001
                                           ------------------------------------------------
Net sales                                  $ 121,315    $  97,662    $ 223,735    $ 195,015
Interest and other income                      1,917          948        2,707        1,269
                                           ---------    ---------    ---------    ---------
                                             123,232       98,610      226,442      196,284
                                           ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of products sold                       87,901       72,065      162,703      145,706
  Selling, general and administrative
     expenses                                 29,090       24,730       56,474       51,946
  Interest expense                             2,852        2,730        5,558        5,244
                                           ---------    ---------    ---------    ---------
                                             119,843       99,525      224,735      202,896
                                           ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME TAXES
AND OTHER ITEMS                                3,389         (915)       1,707       (6,612)
Income tax (benefit)                           1,288         (316)         649       (2,381)
Noncontrolling interests                        (456)         (81)        (188)       1,560
                                           ---------    ---------    ---------    ---------
  EARNINGS (LOSS) BEFORE
  ACCOUNTING CHANGE                            1,645         (680)         870       (2,671)
Cumulative effect of accounting change                                  (7,742)
                                           ---------    ---------    ---------    ---------
  Net earnings (loss)                      $   1,645    $    (680)   $  (6,872)   $  (2,671)
                                           =========    =========    =========    =========

Net earnings (loss) per common share
  before cumulative effect of accounting
  change, basic and diluted                $     .48    $    (.20)   $     .25    $    (.77)
Cumulative effect of accounting change                                   (2.25)
                                           ---------    ---------    ---------    ---------
  Net earnings (loss) per common share,
    basic and diluted                      $     .48    $    (.20)   $   (2.00)   $    (.77)
                                           =========    =========    =========    =========

Weighted average number of common
  and equivalent shares outstanding            3,442        3,449        3,442        3,469
                                           =========    =========    =========    =========

Dividends declared per common share        $    .125    $    .125    $     .25    $     .25

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                                   Six Months Ended
                                                                       June 30,
                                                                   2002        2001
                                                                ---------------------
OPERATING ACTIVITIES
   Net loss ................................................    $ (6,872)    $ (2,671)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
        Depreciation and amortization ......................       8,731        9,843
        Deferred income taxes ..............................       2,119       (1,832)
        Cumulative effect of accounting change .............       7,742
        Changes in operating assets and liabilities:
               Accounts receivable .........................     (15,676)       5,244
               Inventories .................................         199       (8,376)
               Prepaid expenses and other assets ...........       3,519        2,342
               Accounts payable and accrued expenses .......       7,971       (8,293)
               Noncontrolling interests ....................         188       (1,560)
               Other liabilities ...........................      (1,886)      (1,117)
                                                                --------     --------
     NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES ............................................       6,035       (6,420)

INVESTING ACTIVITIES
   Purchase of short-term investments ......................                   (1,471)
   Proceeds from sales of short-term investments ...........       1,416       12,097
   Investments in property, plant and equipment ............      (7,045)     (15,389)
   Proceeds from sale of property, plant and equipment .....                      648
   Purchase of additional partnership interests in K&M .....                   (2,066)
                                                                --------     --------

   NET CASH USED BY INVESTING ACTIVITIES ...................      (5,629)      (6,181)

FINANCING ACTIVITIES
   Net short-term borrowings ...............................       4,217       19,284
   Payments on long-term debt ..............................        (519)      (4,642)
   Purchase of treasury shares .............................                   (1,066)
   Dividends paid ..........................................        (860)        (866)
                                                                --------     --------

   NET CASH PROVIDED BY FINANCING
       ACTIVITIES ..........................................       2,838       12,710
Effect of foreign exchange rate changes on cash ............      (1,006)         528
                                                                --------     --------

     INCREASE IN CASH AND CASH EQUIVALENTS .................       2,238          637
Cash and cash equivalents at beginning of period ...........      16,804       16,859
                                                                --------     --------
     CASH AND CASH EQUIVALENTS AT END OF
        PERIOD .............................................    $ 19,042     $ 17,496
                                                                ========     ========

See accompanying notes to consolidated condensed financial statements

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries ("ABI" or "American Biltrite") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the cumulative effect of the change in accounting for goodwill) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts appearing in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentations.

Note B - Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the consolidated results of operations or financial position of the Company. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed an impairment test of goodwill and concluded that there was impairment of goodwill related to both Congoleum and Janus Flooring. The Company compared the implied fair value of their goodwill to the carrying value of goodwill. It was determined that based on the fair value of both Congoleum and Janus Flooring, there should be no goodwill recorded.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note B - Changes in Accounting Principles (continued)

Congoleum recorded an impairment loss of $10.5 million during the first quarter of 2002 based on this change in accounting principle. American Biltrite's share, 55%, in this impairment loss resulted in a charge of $5.8 million plus a charge of $1.9 million for an impairment loss related to Janus Flooring goodwill for a total charge of $7.7 million during the first quarter of 2002.

The following table reflects consolidated results adjusted as though the Company's adoption of SFAS No. 142 occurred as of January 1, 2001 (in thousands, except per share amounts):

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                           2002       2001     2002       2001
                                           ----       ----     ----       ----

Net earnings (loss) before cumulative
effect of accounting change:
        As reported                       $1,645    $ (680)   $ 870     $(2,671)
        Goodwill amortization                          351                  728
                                          ------    -------   ------    -------
        As adjusted                       $1,645    $ (329)   $ 870     $(1,943)
                                          ======    ======    =====     =======

Basic earnings (loss) per share before
cumulative effect of accounting change:
        As reported                       $  .48    $ (.20)   $ .25     $  (.77)
        Goodwill amortization                          .10                  .21
                                          ------    ------    ------    -------
        As adjusted                       $  .48    $ (.10)   $ .25     $  (.56)
                                          ======    ======    ======    =======

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

In November 2001, Emerging Issues Task Force (EITF) issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"), was issued. The Company adopted EITF 01-09 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are already in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in sales. The impact for the

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note B - Changes in Accounting Principles (continued)

six months ended June 30, 2002 and 2001 was a reduction of sales and selling, general and administrative expenses of $2.1 million and $2.7 million, respectively.

Note C - Inventories

Inventories at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                             June 30,       December 31,
                                              2002             2001
                                            -----------------------------

       Finished goods                        $67,900          $69,527
       Work-in-process                        11,575           11,382
       Raw materials and supplies             15,331           13,014
                                             -------          -------
                                             $94,806          $93,923
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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's balance sheet as shown in the following table. Due to the relative magnitude and wide range of estimates of these liabilities and due to the fact that recourse related to these liabilities is limited to Congoleum, these matters are discussed separately following matters for which American Biltrite has actual or potential direct liability.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note D - Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 535 pending claims involving approximately 1,471 individuals as of June 30, 2002. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims was as follows:

                                   Six Months Ended         Year Ended
                                    June 30, 2002        December 31, 2001
                                  ------------------    -------------------
        Beginning claims                 464                    330
        New claims                        94                    189
        Settlements                       (4)                   (15)
        Dismissals                       (19)                   (40)
                                         ---                    ---

        Ending claims                    535                    464
                                         ===                    ===

ABI estimates that its range of probable and estimable undiscounted losses for asbestos related claims is $15.6 million to $27.8 million before considering insurance recoveries, which ABI expects will fully cover the liability. ABI has concluded that no amount within this range is more likely than any other, and has recorded a $15.6 million liability for asbestos related claims and a $15.6 million asset for expected insurance coverage.

ABI reported in its December 31, 2001 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to two sites in two separate states. There have been no new developments relating to these sites during the six month period ended June 30, 2002. ABI also received notice by the present owner of a former ABI plant with regard to notice by the Maine Department of Environmental Protection ("MDEP") to clean up a dumpsite. ABI has submitted a Site Investigation Work Plan to the MDEP.

With regard to the Olin Corporation ("Olin") site in Wilmington, MA, including the six month period ending June 30, 2002, ABI has made periodic payments of $1.9 million for reimbursement of response costs incurred by Olin with regard to the site and reimbursement for Olin's internal costs since January 1, 1999, each as provided under the settlement agreement. These periodic payments are in addition to the $2.5 million payment made by ABI that was due at the time ABI entered into the settlement agreement and related to ABI's share of alleged past response costs incurred by Olin through December 31, 1998 with regard to the site. Olin has estimated that the response cost for all of 2002 will be approximately $2.5 million with ABI's allocated share being

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note D - Commitments and Contingencies (continued)

$340,000. ABI has estimated that beyond 2002 the total response costs will be in the range of $16.3 million to $28.5 million. As of June 30, 2002, ABI has estimated its share of potential further liability for the Olin site to be in the range of $2.3 million to $4 million before any recoveries from insurance.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note D - Commitments and Contingencies (continued)

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

Congoleum is one of many defendants in approximately 10,994 pending claims (including workers' compensation cases) involving approximately 32,885 individuals as of June 30, 2002, alleging personal injury from exposure to asbestos or asbestos-containing products. There were 6,563 claims at December 31, 2001 that involved approximately 23,139 individuals. Activity related to asbestos claims was as follows:

                                      Six Months Ended         Year Ended
                                       June 30, 2002        December 31, 2001
                                       -------------        -----------------

             Beginning claims              6,563                  1,754
             New claims                    4,843                  5,048
             Settlements                     (42)                   (40)
             Dismissals                     (370)                  (199)
                                          ------                  -----

             Ending claims                10,994                  6,563
                                          ======                  =====

The total indemnity costs incurred to settle claims during the six months ended June 30, 2002 and twelve months ended December 31, 2001 were $1.0 million and $1.1 million, respectively, which were paid by Congoleum's insurance carriers, as were the related defense costs. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure and the jurisdiction where the claim was litigated. As of June 30, 2002, Congoleum has incurred asbestos-related claims of $12.6 million, to resolve claims of over 33,700 claimants, substantially all of which have been paid by Congoleum's insurance carriers. The average indemnity cost per resolved claimant is $374. Over 99% of claims incurred by Congoleum have settled, on average, for amounts less than $105 per claimant.

Nearly all claims allege that various diseases were caused by exposure to asbestos-containing products, including sheet vinyl and resilient tile manufactured by Congoleum (or, in the workers' compensation cases, exposure to asbestos in the course of employment with Congoleum).

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note D - Commitments and Contingencies (continued)

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

During the fourth quarter of fiscal 2001, Congoleum updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of Congoleum's analysis, Congoleum has determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $53.3 million to $195.6 million before considering insurance recoveries. As discussed previously, it is very difficult to forecast a liability for Congoleum's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. Therefore, Congoleum has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of the gross liability it should record for asbestos-related claims is equal to $53.3 million in accordance with accounting principles generally accepted in the United States. Of this amount, $53 million has been reflected in the balance sheet as a long-term liability and $0.3 million in accrued expenses as of December 31, 2001 and June 30, 2002.

During the period that Congoleum produced asbestos-containing products, Congoleum purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. To date, substantially all claims and defense costs have been paid through primary insurance coverage. At June 30, 2002, Congoleum had $0.5 million in remaining primary insurance coverage for bodily injury asbestos claims. Once all primary coverage is exhausted, Congoleum expects defense and indemnity costs to be covered by its excess insurance policies. However, it is likely that Congoleum will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 25% to 33% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. Congoleum anticipates that it will have to pay some or all of the portion of costs for resolving

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note D - Commitments and Contingencies (continued)

asbestos-related claims that are allocable to such insolvent carriers, and that it may, in turn, be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

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

Congoleum has determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $45.2 million at December 31, 2001 and $43.9 million at June 30, 2002 of the estimated $53.3 million gross liability is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the status of negotiations with its carriers. This insurance receivable has been recorded in other long-term assets as of December 31, 2001 and June 30, 2002.

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

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note D - Commitments and Contingencies (continued)

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

Note E - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

                                             Three Months Ended     Six Months Ended
                                                  June 30,             June 30,
                                             2002         2001      2002         2001
                                             ----         ----       ----        ----

Net earnings (loss)                         $1,645       $(680)   $(6,872)     $(2,671)
Foreign currency translation adjustments       810         839        674         (169)
                                            ------       -----     ------      -------

        Total comprehensive income (loss)   $2,455       $ 159    $(6,198)     $(2,840)
                                            ======       =====    ========     =======

Note F - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note G - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division which produces flooring and rubber products. Congoleum, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use, represents the majority of the Company's flooring products segment. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium, Singapore and Italy. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Segment Profit and Assets
(In thousands)

                                         Three Months Ended          Six Months Ended
                                              June 30,                  June 30,
                                           2002        2001         2002         2001
                                       ----------------------    -----------------------
Revenues
Revenues from external customers:
   Flooring products                   $  69,865    $  56,085    $ 129,756    $ 109,249
   Tape products                          22,447       21,491       41,717       44,126
   Jewelry                                18,650        9,678       33,098       19,691
   Canadian division                      10,353       10,408       19,164       21,949
                                       ---------    ---------    ---------    ---------
        Total revenues from external
           customers                     121,315       97,662      223,735      195,015
                                       ---------    ---------    ---------    ---------
Intersegment revenues:
   Flooring products                          70           78          160          189
   Tape products                              38           42           76           70
   Jewelry
   Canadian division                       2,941        2,285        5,946        4,110
                                       ---------    ---------    ---------    ---------
        Total intersegment revenues        3,049        2,405        6,182        4,369
                                       ---------    ---------    ---------    ---------
                                         124,364      100,067      229,917      199,384
Reconciling items
   Intersegment revenues                  (3,049)      (2,405)      (6,182)      (4,369)
                                       ---------    ---------    ---------    ---------
        Total consolidated revenues    $ 121,315    $  97,662    $ 223,735    $ 195,015
                                       =========    =========    =========    =========

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002

Note G - Industry Segments (continued)

          (In thousands)               Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                        2002      2001      2002        2001
                                       ------------------  -------------------
Segment profit (loss)
   Flooring products                  $   883    $  62    $  (645)   $(6,036)
   Tape products                        1,088      (70)     1,133        551
   Jewelry                              1,697      (99)     1,843       (216)
   Canadian division                      322      (93)       518        480
                                      -------    -----    -------    -------
        Total segment profit (loss)     3,990     (200)     2,849     (5,221)

Reconciling items
   Corporate  items                      (593)    (604)    (1,100)    (1,280)
   Intercompany profit                     (8)    (111)       (42)      (111)
                                      -------    -----    -------    -------
     Total consolidated profit
       (loss) before income taxes
       and other items                $ 3,389    $(915)   $ 1,707    $(6,612)
                                      =======    =====    =======    =======

                                        June 30,     Dec. 31,
                                         2002          2001
                                         ----          ----
Segment assets
   Flooring products                  $ 285,867    $ 291,989
   Tape products                         59,581       57,417
   Jewelry                               39,489       39,109
   Canadian division                     34,893       32,660
                                      ---------    ---------
        Total segment assets            419,830      421,175

Reconciling items
   Corporate items                       20,124       16,793
   Intersegment accounts receivable     (16,618)     (13,859)

   Intersegment profit in inventory        (233)        (191)
                                      ---------    ---------
        Total consolidated assets     $ 423,103    $ 423,918
                                      =========    =========

Certain amounts at December 31, 2001 have been reclassified to conform to the current year's presentation.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2002

Results of Operations

Net sales for the second quarter of 2002 were $121.3 million compared to $97.7 million in the second quarter of 2001, an increase of $23.6 million or 24.2%. Net sales for the first six months of 2002 were $223.7 million, up $28.7 million or 14.7% from the first half of 2001. Second quarter sales improved over prior year in all segments, with most of the increase coming from flooring and jewelry. Flooring sales increased due to new product introductions, higher sales of remodel and builder products, and an increase in inventory by a major distributor to improve product availability. Jewelry sales increased due to an earlier and larger back-to-school program, expansion of other programs with a leading mass merchandiser and sales of licensed product lines acquired in July 2001. The year-to-date sales increase is due to the higher second quarter sales, as well as first quarter sales increases in flooring (initial stock shipments to a major retailer) and jewelry (sales of licensed product lines).

Cost of products sold as a percentage of net sales was 72.5% in the second quarter of 2002 versus 73.8% in the second quarter of 2001. For the six months ended June 30, 2002, cost of products sold as a percentage of net sales were 72.7% compared with 74.7% during the same period one year earlier. This improvement is primarily due to a greater proportion of higher margin jewelry sales in the overall mix and increased volume in the flooring segment.

Selling, general and administrative expenses as a percentage of sales were 24.0% in the second quarter of 2002 compared to 25.3% in the second quarter of 2001. For the six months ended June 30, 2002, selling, general and administrative expenses as a percentage of sales were 25.2%, down from 26.6% in the first half of 2001. The decrease from corresponding prior year periods in these costs as a percentage of sales is primarily due to the increase in sales together with ongoing cost reduction efforts and the elimination of goodwill amortization expense in 2002.

Interest and other income for the three and six months ended June 30, 2002 increased from comparable year earlier periods primarily due to higher service income in the jewelry segment.

For the three months ended June 30, 2002, the Company had net earnings of $1.6 million versus a loss of $0.7 million in the same period one year earlier. All segments reported income this year versus losses last year. For the first six months of 2002, net income (before a required accounting change) was $0.9 million versus a net loss of $2.7 million in the year earlier period. This reflects improved results in all segments versus last year, with the largest improvements in flooring and jewelry.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2002

Liquidity and Capital Resources

Cash and cash equivalents, including short term investments, increased $0.8 million in the first six months of 2002 to $19.0 million, compared with a decline of $10.0 million in the first six months of 2001. The generation of cash versus utilization one year earlier was primarily due to reduced inventory requirements, lower capital spending, slower settlement of accrued liabilities, and improved operating results, partly offset by higher receivables. Working capital at June 30, 2002 was $81.2 million, down slightly from $81.8 million at December 31, 2001. The ratio of current assets to current liabilities at June 30, 2002 was 1.8, down slightly from 1.9 at December 31, 2001.

Capital expenditures in the first half of 2002 were $7 million. It is anticipated that capital spending for the full year 2002 will be in the range of $15 - $17 million.

The Company has recorded provisions which it believes are adequate for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the consolidated financial position of the Company and that they will be paid over a period of three to ten years, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its consolidated financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2002

Substantially all of the Company's outstanding long-term debt as of June 30, 2002 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at June 30, 2002, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flow.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                                  June 30, 2002

Item 4. Submission of Matters to a Vote of Security Holders:

      At the Annual Meeting of Stockholders held on May 8, 2002, the following action was taken:

      Four nominees were elected as Class III Directors who will hold office until the Annual Meeting of Stockholders in 2005 and until their successors are duly elected and qualify.

                                                             Witheld From
        Name                        Votes For                All Nominees
        ----                        ---------                ------------

        Mark N. Kaplan              3,023,734                   85,846
        Natalie S. Marcus           3,023,534                   86,046
        William M. Marcus           3,021,934                   87,646
        Kenneth I. Watchmaker       3,023,734                   85,846

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      (99) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended June 30, 2002.

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

                                            AMERICAN BILTRITE INC.
                                            ----------------------
                                                 (Registrant)

Date:   August 12, 2002                     BY: /s/  Howard N. Feist III
                                                --------------------------------
                                                Howard N. Feist III
                                                Vice President-Finance