Form 10-Q
period 2002-09-30
AMERICAN BILTRITE INC
filed 2002-11-14
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

 For Quarter Ended September 30, 2002         Commission File Number 1-4773

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
Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                       Outstanding at November 12, 2002
-------------------                       --------------------------------
    Common                                        3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2002 (unaudited) and December 31, 2001 .....    3

                 Condensed Consolidated Statements of Operations
                 for the three and nine months ended September 30, 2002
                 and 2001 (unaudited) .....................................    4

                 Condensed Consolidated Statements and Cash Flows for
                 the nine months ended September 30, 2002 and 2001
                 (unaudited) ..............................................    5

                 Notes to Unaudited Condensed Consolidated Financial
                 Statements ...............................................    6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................   18

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk ..............................................   25

         Item 4. Controls and Procedures ..................................   26

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ........................................   27

         Item 6. Exhibits and Reports on Form 8-K .........................   27

         Signatures .......................................................   27

                                    FORM 10-Q

PART I.                     Item 1. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands of dollars)

                                                     September 30,  December 31,
                                                         2002           2001
                                                      ---------      ---------

ASSETS                                                Unaudited       (Note A)
CURRENT ASSETS
   Cash and cash equivalents                          $  15,151      $  16,804
   Short-term investments                                                1,416
   Accounts receivable, net                              54,948         39,768
   Inventories                                           95,036         93,923
   Prepaid expenses & other current assets               16,070         19,368
                                                      ---------      ---------

        TOTAL CURRENT ASSETS                            181,205        171,279

Insurance for asbestos-related liabilities               57,674         60,787
Goodwill, net                                            11,300         23,773
Other assets                                             17,549         17,420
Property, plant and equipment, net                      148,395        150,659
                                                      ---------      ---------

        TOTAL ASSETS                                  $ 416,123      $ 423,918
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                   $  26,833      $  28,501
   Accrued expenses                                      61,271         48,253
   Notes payable                                         15,042         11,646
   Current portion of long-term debt                      1,054          1,038
                                                      ---------      ---------

        TOTAL CURRENT LIABILITIES                       104,200         89,438

Long-term debt, less current portion                    124,449        125,123
Asbestos-related liabilities                             61,155         68,627
Other liabilities                                        48,217         51,530
Noncontrolling interests                                  7,581         11,952

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
   15,000,000 shares, issued 4,607,902 shares                46             46
   Additional paid-in capital                            19,548         19,548
   Retained earnings                                     74,031         80,752
   Accumulated other comprehensive loss                  (7,972)        (7,966)
   Less cost of shares in treasury                      (15,132)       (15,132)
                                                      ---------      ---------

                                                         70,521         77,248
                                                      ---------      ---------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                          $ 416,123      $ 423,918
                                                      =========      =========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per share amounts)

                                                     Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                    2002          2001         2002         2001
                                                  ---------    ---------    ---------    ---------

Net sales                                         $ 111,771    $ 109,891    $ 336,486    $ 305,155
Interest and other income                               652        1,026        2,379        2,046
                                                  ---------    ---------    ---------    ---------

                                                    112,423      110,917      338,865      307,201
                                                  ---------    ---------    ---------    ---------

Costs and expenses:
   Cost of products sold                             78,604       76,471      241,307      219,435
   Selling, general and administrative expenses      27,933       26,339       84,407       81,027
   Interest expense                                   2,869        2,831        8,427        8,075
                                                  ---------    ---------    ---------    ---------

                                                    109,406      105,641      334,141      308,537
                                                  ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME
TAXES AND OTHER ITEMS                                 3,017        5,276        4,724       (1,336)
Income tax (benefit)                                  1,193        1,894        1,842         (487)
Noncontrolling interests                               (382)        (680)        (570)         880
                                                  ---------    ---------    ---------    ---------

EARNINGS BEFORE
   ACCOUNTING CHANGE                                  1,442        2,702        2,312           31
Cumulative effect of accounting change                                         (7,742)
                                                  ---------    ---------    ---------    ---------

 Net earnings (loss)                              $   1,442    $   2,702    $  (5,430)   $      31
                                                  =========    =========    =========    =========

Net earnings per common share before
   cumulative effect of accounting
   change, basic and diluted                      $     .42    $     .79    $     .67    $     .01
Cumulative effect of accounting change                                          (2.25)
                                                  ---------    ---------    ---------    ---------

 Net earnings (loss) per common
   share, basic and diluted                       $     .42    $     .79    $   (1.58)   $     .01
                                                  =========    =========    =========    =========

Weighted average number of common
   and equivalent shares outstanding                  3,442        3,442        3,442        3,460
                                                  =========    =========    =========    =========

Dividends declared per common share               $    .125    $    .125    $    .375    $    .375

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                           2002         2001
                                                         --------    --------
OPERATING ACTIVITIES
   Net earnings (loss)                                   $ (5,430)   $     31
   Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                        13,199      14,433
      Deferred income taxes                                 2,569      (1,166)
      Cumulative effect of accounting change                7,742
      Changes in operating assets and liabilities:
         Accounts receivable                              (14,939)     (9,866)
         Inventories                                         (705)     (3,851)
         Prepaid expenses and other assets                  3,278       1,397
         Accounts payable and accrued expenses             11,449     (11,528)
         Noncontrolling interests                             570        (880)
         Other liabilities                                (11,047)     (1,540)
                                                         --------    --------

   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         6,686     (12,970)

INVESTING ACTIVITIES
   Purchase of short-term investments                                  (4,175)
   Proceeds from sales of short-term investments            1,416      13,568
   Investments in property, plant and equipment           (10,289)    (20,412)
   Proceeds from sale of property, plant and equipment                    648
   Purchase of assets from Swank, Inc.                                 (4,646)
   Purchase of additional partnership interests in K&M                 (2,066)
                                                         --------    --------

   NET CASH USED BY INVESTING ACTIVITIES                   (8,873)    (17,083)

FINANCING ACTIVITIES
   Net short-term borrowings                                3,369       9,027
   Long-term borrowing                                                 24,749
   Payments on long-term debt                                (775)    (10,676)
   Purchase of treasury shares                                         (1,066)
   Dividends paid                                          (1,291)     (1,296)
                                                         --------    --------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                1,303      20,738
Effect of foreign exchange rate changes on cash              (769)        554
                                                         --------    --------

   DECREASE IN CASH AND CASH EQUIVALENTS                   (1,653)     (8,761)
Cash and cash equivalents at beginning of period           16,804      16,859
                                                         --------    --------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 15,151    $  8,098
                                                         ========    ========

See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2002

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (and including K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the cumulative effect of the change in accounting for goodwill) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts appearing in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's presentations.

Note B - Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the consolidated results of operations or financial position of the Company. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed an impairment test of goodwill and concluded that there was impairment of goodwill related to both its wholly owned subsidiary Janus Flooring Corporation ("Janus Flooring") and its majority-owned subsidiary Congoleum Corporation ("Congoleum"). The Company compared the implied fair value of their goodwill to the carrying value of goodwill. It was determined that based on the fair value of both Congoleum and Janus Flooring, there should be no goodwill recorded.

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

The following table reflects consolidated results adjusted as though the Company's adoption of SFAS No. 142 occurred as of January 1, 2001 (in thousands, except per share amounts):

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            2002         2001        2002        2001
                                          ---------   ---------   ---------   ---------

Net earnings before cumulative
effect of accounting change:
   As reported                            $   1,442   $   2,702   $   2,312   $      31
   Goodwill amortization                                    340                   1,068
                                          ---------   ---------   ---------   ---------
   As adjusted                            $   1,442   $   3,042   $   2,312   $   1,099
                                          =========   =========   =========   =========


Basic earnings per share before
cumulative effect of accounting change:
   As reported                            $     .42   $     .79   $     .67   $     .01
   Goodwill amortization                                    .10                     .31
                                          ---------   ---------   ---------   ---------
   As adjusted                            $     .42   $     .89   $     .67   $     .32
                                          =========   =========   =========   =========

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

In November 2001, Emerging Issues Task Force (EITF) issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"), was issued. The Company adopted EITF 01-09 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in sales. The impact for the nine months ended September 30, 2002 and 2001 was a reduction of sales and selling, general and administrative expenses of $3.2 million and $3.9 million, respectively.

Note C - Inventories

Inventories at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                              September 30,    December 31,
                                                 2002             2001
                                                -------          -------

Finished goods                                  $66,263          $69,527
Work-in-process                                  12,258           11,382
Raw materials and supplies                       16,515           13,014
                                                -------          -------

                                                $95,036          $93,923
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

Liabilities of Congoleum comprise the majority of the environmental and other liabilities reported on the Company's balance sheet. Due to the relative magnitude and wide range of estimates of these liabilities and our belief that recourse related to these liabilities is limited to Congoleum, these matters are discussed separately following matters for which we believe American Biltrite has actual or potential direct liability. However, since ABI includes Congoleum in ABI's consolidated financial statements, to the extent Congoleum incurs a liability or expense, it will impact upon ABI's financial statements.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 808 pending claims involving approximately 2,233 individuals as of September 30, 2002. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims was as follows:

                                         Nine Months Ended        Year Ended
                                         September 30, 2002    December 31, 2001
                                         ------------------    -----------------

Beginning claims                                464                 330
New claims                                      373                 189
Settlements                                      (4)                (15)
Dismissals                                      (25)                (40)
                                               ----                ----

Ending claims                                   808                 464
                                               ====                ====

The total indemnity costs incurred by ABI to settle claims during the nine months ended September 30, 2002 and twelve months ended December 31, 2001 were $0.2 million and $0.4 million, respectively, all of which was paid by ABI's insurance carriers.

ABI's costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged and the jurisdiction where the claim was litigated. As of September 30, 2002, ABI has incurred indemnity costs aggregating $3.0 million, all of which was paid by ABI's insurance carriers.

Nearly all asbestos-related claims that have been brought against ABI to date allege that various diseases were caused by exposure to asbestos-containing resilient tile manufactured by ABI (or, in the workers' compensation cases, exposure to asbestos in the course of employment with ABI). ABI discontinued the manufacture of asbestos-containing tile products in 1985. In general, governmental authorities have determined that asbestos-containing tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. ABI has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

ABI regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and pending claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of ABI. One such development is the increasing number of declarations of bankruptcy by companies that were typically lead defendants in asbestos-related cases. ABI has noticed a trend of increased asbestos-related liability exposure as a result of this development since plaintiffs are seeking additional defendants and, with respect to those claims in which there are solvent and insolvent defendants, courts, under the legal theory of joint and several liability, are requiring solvent defendants to fund the liabilities assessed on the insolvent co-defendants even though the solvent defendants may have been found only partly responsible for the plaintiffs' injuries. There has also been a significant increase over the recent years in the number of claims and amount of damages sought involving asbestos-related claims. These trends, if they continue, will have a negative impact on ABI's claim experience. However, due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability, ABI's estimates of its potential asbestos-related liability are highly uncertain. During the fourth quarter of fiscal 2001, ABI updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of the Company's analysis, the Company has determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $15.6 million to $27.8 million before considering insurance recoveries, which ABI expects will fully cover its liability based on its current claims experience. As discussed previously, it is very difficult to forecast a liability for the Company's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As a result, the Company has concluded that no amount within that range is more likely than any other, and therefore, has determined that the amount of the gross liability it should record for asbestos-related claims is $15.6 million in accordance with accounting principles generally accepted in the United States. The amounts recorded by the Company for its asbestos-related liability are reflected in its consolidated balance sheet as a long-term liability.

In accordance with its accounting policy, the Company will conduct a detailed analysis of its asbestos-related liabilities and related insurance coverage in the fourth quarter of fiscal 2002. The results of this analysis may cause the Company to increase the range of its probable and estimable undiscounted losses for asbestos-related claims and the recorded amount of its gross liability for asbestos-related claims. If these changes are realized, the Company may incur charges against its income in the fourth quarter of 2002, which if the charge were of a sufficient magnitude would have a material adverse effect upon the Company's business, results of operations, and financial position.

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

ABI has determined, based on its review of its insurance policies and the advice of legal counsel, that the entire amount of its estimated gross asbestos-related liability at December 31, 2001 and September 30, 2002 is probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies and the terms of the coverage agreement with its carriers.

Since many uncertainties exist surrounding asbestos litigation, ABI will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is possible that ABI's total liability for asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset, and that if the actual liabilities exceed the recorded liability, insurance coverage and recoveries available for the additional liability will be less than the additional liability amount. These uncertainties may result in ABI incurring future charges to income if it has to adjust the carrying value of its recorded liabilities by an amount in excess of any offsetting increase in its assets pertaining to asbestos-related claims. Additionally, since ABI has recorded an amount representing the low end of the range of exposure for asbestos-related claims, it is probable that over time another amount within the range, or above that range, possibly by a substantial amount, will be a better estimate of ABI's liability for asbestos-related claims. Although the resolution of these claims will take place over time, amounts recorded for the liability are not discounted, and the effect on results of operations in any given year from a revision to these estimates could be material.

ABI reported in its December 31, 2001 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response Compensation and Liability Act, as amended, ("CERCLA"), with respect to two sites in two states. There have been no material developments relating to these sites during the nine month period ended September 30, 2002. ABI also received notice from the present owner of a former ABI plant with regard to notice that owner received from the Maine Department of Environmental Protection ("MDEP") to clean up a dumpsite. The present owner has submitted a Site Investigation Work Plan to the MDEP, which has been approved. While the exact amount of the future costs to ABI resulting from its liability at this site is indeterminable at this time, ABI believes, based upon current information available, that its liability will not be material.

With regard to the Olin Corporation ("Olin") site in Wilmington, MA, including the nine month period ended September 30, 2002, ABI has made periodic payments of $2.0 million for reimbursement of response costs incurred by Olin with regard to the site and reimbursement for Olin's internal costs since January 1, 1999, each as provided under the settlement agreement. These periodic payments are in addition to the $2.5 million payment made by ABI that was due at the time ABI entered into the settlement agreement and related to ABI's share of alleged past response costs incurred by Olin through December 31, 1998 with regard to the site. Olin has estimated that the response cost for all of 2002 will be approximately $2.5 million with ABI's allocated share being $0.3 million. ABI has estimated that beyond 2002 the total response costs will be in the range of $16.3 million to $28.5 million. As of September 30, 2002, ABI has estimated its share of potential further liability for the Olin site to be in the range of $2.3 million to $4 million before any recoveries from insurance. ABI expects that it will recover from its insurance carriers a portion of any future amounts paid by ABI for response costs incurred by Olin with respect to the Olin site.

ABI has been named by the United States Environmental Protection Agency ("EPA") as a PRP along with seven other PRPs with respect to three neighborhood sites ("Sites") in Atlanta, Georgia where properties within the boundaries of the Sites contain lead in the surface soil in concentrations that exceed EPA's residential lead screening level. The EPA has requested that ABI sign an administrative consent order. ABI has reviewed the EPA notification letter and the administrative consent order and is now assessing its responsibility with respect to the Sites and whether it is in its interest to sign the consent order.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), and similar state laws. In addition, in two other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

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

Congoleum is one of many defendants in approximately 13,075 pending claims (including workers' compensation cases) involving approximately 39,626 individuals as of September 30, 2002, alleging personal injury or death from exposure to asbestos or asbestos-containing products. There were approximately 6,563 claims at December 31, 2001 that involved approximately 23,139 individuals. Activity related to asbestos claims was as follows:

                                         Nine Months Ended        Year Ended
                                         September 30, 2002    December 31, 2001
                                         ------------------    -----------------

Beginning claims                                6,563               1,754
New claims                                      7,156               5,048
Settlements                                       (55)                (40)
Dismissals                                       (589)               (199)
                                              -------              ------

Ending claims                                  13,075               6,563
                                              =======              ======

The total indemnity costs incurred to settle claims during the nine months ending September 30, 2002 and twelve months ending December 31, 2001 were $2.1 million and $1.1 million, respectively. During the nine months ended September 30, 2002 and the twelve months ended December 31, 2001, Congoleum's insurance carriers paid $1.3 and $1.1 million respectively in indemnity costs to settle claims, plus related defense costs. In addition, during the quarter ended September 30, 2002, Congoleum paid an additional $1.1 million in defense and indemnity costs to settle claims, for which it expects to be partially reimbursed by its excess insurance carriers once certain coverage terms are clarified with those carriers. During the quarter ended September 30, 2002, Congoleum also agreed to settle two claims for $1.6 million plus an assignment of insurance proceeds. Congoleum paid this $1.6 million during the fourth quarter of 2002, and does not anticipate being reimbursed for this amount by its excess carriers or otherwise.

Costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged, and the jurisdiction where the claim was litigated. As of September 30, 2002, Congoleum has incurred indemnity costs aggregating $13.5 million, to resolve asbestos-related claims involving over 33,700 claimants, substantially all of which amount has been paid by Congoleum's insurance carriers. As of September 30, 2002, Congoleum's historical average indemnity cost per resolved claimant was approximately $400. As of September 30, 2002, over 99% of claims incurred by Congoleum have settled, on average, for amounts less than $102 per claimant.

Nearly all asbestos-related claims that have been brought against Congoleum to date allege that various diseases were caused by exposure to asbestos-containing products, including sheet vinyl and resilient tile manufactured by Congoleum (or, in the workers' compensation cases, exposure to asbestos in the course of employment with Congoleum). Congoleum discontinued the manufacture of asbestos-containing sheet vinyl products in 1983 and asbestos-containing tile products in 1974. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. Congoleum has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.

Congoleum regularly evaluates its estimated liability to defend and resolve current and reasonably anticipated future asbestos-related claims. It reviews, among other things, recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of Congoleum. One such development is the increasing number of declarations of bankruptcy by companies that were typically lead defendants in asbestos-related cases. Congoleum has noticed a trend of increased asbestos-related liability exposure for many companies including itself as a result of this development since plaintiffs are seeking additional defendants and, with respect to those claims in which there are solvent and insolvent defendants, courts, under the legal theory of joint and several liability, are requiring solvent defendants to fund the liabilities assessed on the insolvent co-defendants even though the solvent defendants may have been found only partly responsible for the plaintiffs' injuries. There has also been a significant increase over the recent years in the number of claims and amount of damages sought involving asbestos-related claims. These trends, if they continue, will have a negative impact on Congoleum's claim experience. However, due to the limitations of the available data and the difficulty of forecasting the numerous variables that can affect the range of the liability, Congoleum's estimates of its potential asbestos-related liability are highly uncertain.

It is Congoleum's accounting policy to conduct a detailed analysis of its asbestos-related liabilities and the insurance coverage applicable to those liabilities when appropriate. During the fourth quarter of fiscal 2001, Congoleum updated its evaluation of the range of potential defense and indemnity costs for asbestos-related liabilities and the insurance coverage in place to cover these costs. As a result of Congoleum's analysis, Congoleum has determined that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $52.4 million to $195.6 million before considering the effects of insurance recoveries. As discussed previously, it is very difficult to forecast a liability for Congoleum's ultimate exposure for asbestos-related claims as there are multiple variables that can affect the timing, severity, and quantity of claims. As a result, Congoleum concluded that no amount within that range was more likely than any other, and therefore, determined that the amount of the gross liability it should record for asbestos-related claims was $53.3 million in accordance with accounting principles generally accepted in the United States. Of this amount, $53.0 million was reflected in the balance sheet as a long-term liability and $0.3 million was included in accrued expenses as of December 31, 2001.

In accordance with its accounting policy, Congoleum will conduct a detailed analysis of its asbestos-related liabilities and related insurance coverage in the fourth quarter of fiscal 2002. The results of this analysis may cause Congoleum to increase the range of its probable and estimable undiscounted losses for asbestos-related claims and the recorded amount of its gross liability for asbestos-related claims. If these changes are realized, Congoleum may incur charges against its income in the fourth quarter of 2002, which if the charge were of a sufficient magnitude, would have a material adverse effect upon Congoleum's business, results of operations, and financial position.

During the period that Congoleum produced asbestos-containing products, Congoleum purchased primary and excess insurance policies providing in excess of $1 billion coverage for bodily injury asbestos claims. Through August 2002, substantially all claims and defense costs were paid through primary insurance coverage. In August 2002, Congoleum received notice that its primary insurance coverage was exhausted. The excess insurance carriers are disputing that exhaustion, claiming that the primary carriers owe an additional $13 million in indemnity coverage plus related defense. A case was heard before the NJ Supreme Court in September 2002 (the "Spaulding Case") in which excess carriers claimed another company's primary coverage had not been exhausted for the same reasons that Congoleum's excess carriers contend that Congoleum's primary coverage has not been exhausted. Although Congoleum is not a party to this case, it expects the decision in the Spaulding Case will probably resolve Congoleum's dispute with its excess carriers. While there is a possibility that the Court's ruling will have the effect of making Congoleum responsible for this $13 million in insurance or remand the case for further proceedings without ruling, Congoleum believes it more probable that the Court's ruling will either have the effect that that primary insurance companies owe additional coverage or that the primary coverage has fully exhausted and the excess carriers owe the coverage. Furthermore, Congoleum believes that recent claims settlements, including one involving an assignment of insurance proceeds, further support Congoleum's position that its excess carriers are currently responsible for providing defense and indemnity. In the meantime, Congoleum is negotiating with its excess carriers to provide interim funding for defense and indemnity pending resolution of this matter. Until such an agreement is reached, or the matter otherwise resolved, Congoleum may be required to fund the disputed indemnity and defense obligation.

During the three months ended September 30, 2002, Congoleum paid $1.1 million in indemnity and defense costs denied by the carriers due to this dispute. While there is a possibility that the decision in the Spaulding Case could be to remand the case for further proceedings without ruling or establish that Congoleum is responsible for this $13 million in insurance, Congoleum expects to be reimbursed for some or all of these costs once the Spaulding Case is decided, and Congoleum expects future defense and indemnity costs to be covered by either its primary and/or excess insurance policies. However, it is likely that Congoleum will share in these costs. The first layer of excess insurance policies provides for $135 million in coverage. Of this layer, approximately 25% to 33% (depending on the method used to allocate losses) was underwritten by carriers who are presently insolvent. Congoleum anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to such insolvent carriers, and that it may, in turn, be able to recover a portion of such payments from the estates or insurance guaranty funds responsible for the obligations of these carriers.

The same factors that affect developing forecasts of potential defense and indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. Congoleum has filed suit regarding insurance coverage issues against its excess insurance carriers, the state guaranty funds representing insolvent carriers, and its insurance brokers and has begun settlement negotiations with several of these parties.

In connection with its evaluation of asbestos-related liabilities performed in the fourth quarter of 2001, Congoleum determined, based on its review of its insurance policies and the advice of legal counsel, that approximately $45.2 million of the estimated $53.3 million gross liability was probable of recovery. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the claims against state guaranty associations, and the status of negotiations with Congoleum's carriers. In addition, in light of the uncertainties regarding Congoleum's likelihood of fully recovering insurance proceeds from its excess carriers for asbestos-related indemnity and defense costs incurred by Congoleum, any future increase in Congoleum's recorded amount for its asbestos-related liabilities will likely exceed any offsetting increase in its assets relating to insurance receivables. Congoleum would likely incur a charge against its income for this excess amount, which if the charge were of a sufficient magnitude, would likely have a material adverse effect upon Congoleum's business, results of operations, and financial condition.

The table below provides an analysis of changes in Congoleum's asbestos reserves and insurance receivables from December 31, 2001 to September 30, 2002:

                                                                           Cash
                         Balance                              Spending    Receipts    Balance
                           at                                  Against     from         at
(in thousands)          12/31/01      Reclasses  Additions     Reserve    Insurance   9/30/02
                        --------      ---------  ---------     -------    ---------   -------
Reserves
   Current               $   300       $ 7,472    $  --        $(1,050)   $   --      $ 6,722
   Long-term              53,003        (7,472)      --           --          --       45,531
                         -------       -------    -------      -------    --------    -------

                          53,303                     --         (1,050)                52,253
                         -------       -------    -------      -------    --------    -------

Receivables
   Current                  --           1,834       --           --          --        1,834
   Long-term              45,163        (1,834)      --           --        (1,279)    42,050
                         -------       -------    -------      -------    --------    -------

                          45,163          --         --           --        (1,279)    43,884
                         -------       -------    -------      -------    --------    -------

Net Asbestos Liability   $ 8,140       $  --      $  --        $(1,050)   $ (1,279)   $ 8,369
                         =======       =======    =======      =======    ========    =======

Since many uncertainties exist surrounding asbestos litigation, Congoleum will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance assets as well as the underlying assumptions used to derive these amounts. It is reasonably possible that Congoleum's total liability for asbestos-related claims may be greater than the recorded liability and that insurance recoveries may be less than the recorded asset, and that if the actual liabilities exceed the recorded liability, insurance coverage and recoveries available for the additional liability amount will be less than the additional liability. These uncertainties may result in Congoleum incurring future charges to income if it has to adjust the carrying value of its recorded liabilities by an amount in excess of any offsetting increase in its assets pertaining to asbestos-related claims. Additionally, since Congoleum has recorded an amount representing the low end of the range of exposure for asbestos-related claims, it is probable that over time another amount within the range, or above that range, possibly by a substantial amount, will be a better estimate of Congoleum's liability for asbestos-related claims. Although the resolution of these claims will take place over time, amounts recorded for the liability are not discounted, and the effect on results of operations in any given year from a revision to these estimates could be material.

Note E - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                             2002        2001      2002       2001
                                            -------    -------    -------    -----

Net earnings (loss)                         $ 1,442    $ 2,702    $(5,430)   $  31
Foreign currency translation adjustments       (680)      (732)        (6)    (901)
                                            -------    -------    -------    -----

        Total comprehensive income (loss)   $   762    $ 1,970    $(5,436)   $(870)
                                            =======    =======    =======    =====

Note F - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

Note G - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division. Congoleum, which manufactures vinyl and vinyl composition floor coverings with distribution primarily through floor covering distributors, retailers and contractors for commercial and residential use, represents the majority of the Company's flooring products segment, with the balance represented by Janus Flooring, a manufacturer of prefinished solid hardwood flooring. The tape products segment consists of two production facilities in the United States and finishing and sales facilities in Belgium, Singapore and Italy. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment reflects the results of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Segment Profit and Assets                       Three Months Ended       Nine Months Ended
      (In thousands)                               September 30,           September 30,
                                                2002         2001        2002          2001
                                               --------   ---------    ---------    ---------
Revenues
Revenues from external customers:
   Flooring products                           $ 59,917   $  58,011    $ 189,673    $ 167,260
   Tape products                                 20,306      20,508       62,023       64,634
   Jewelry                                       21,603      21,937       55,681       41,877
   Canadian division                              9,945       9,435       29,109       31,384
                                               --------   ---------    ---------    ---------

      Total revenues from external customers    111,771     109,891      336,486      305,155
                                               --------   ---------    ---------    ---------

Intersegment revenues:
   Flooring products                                 45          70          205          259
   Tape products                                     25          24          101           94
   Jewelry
   Canadian division                              2,030       1,662        7,976        5,772
                                               --------   ---------    ---------    ---------

      Total intersegment revenues                 2,100       1,756        8,282        6,125
                                               --------   ---------    ---------    ---------

                                                113,871     111,647      344,768      311,280
Reconciling items
   Intersegment revenues                         (2,100)     (1,756)      (8,282)      (6,125)
                                               --------   ---------    ---------    ---------

      Total consolidated revenues              $111,771   $ 109,891    $ 336,486    $ 305,155
                                               ========   =========    =========    =========

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                  2002        2001      2002       2001
                                                -------    -------    -------    -------
Segment profit (loss)
   Flooring products                            $   228    $ 1,452    $  (417)   $(4,584)
   Tape products                                    (74)       542      1,059      1,093
   Jewelry                                        3,309      3,750      5,152      3,534
   Canadian division                                130        (97)       648        383
                                                -------    -------    -------    -------

      Total segment profit                        3,593      5,647      6,442        426
Reconciling items
   Corporate items                                 (577)      (394)    (1,677)    (1,674)
   Intercompany profit                                1         23        (41)       (88)
                                                -------    -------    -------    -------

      Total consolidated profit (loss) before
      income taxes and other items              $ 3,017    $ 5,276    $ 4,724    $(1,336)
                                                =======    =======    =======    =======


                                                     Sept. 30,         Dec. 31,
      (In thousands)                                    2002             2001
                                                     ---------        ---------
Segment assets
   Flooring products                                 $ 276,987        $ 290,978
   Tape products                                        57,899           55,853
   Jewelry                                              43,268           39,109
   Canadian division                                    32,141           31,822
                                                     ---------        ---------

      Total segment assets                             410,295          417,762
Reconciling items
   Corporate items                                      21,396           16,793
   Intersegment accounts receivable                    (15,336)         (10,446)
   Intersegment profit in inventory                       (232)            (191)
                                                     ---------        ---------

      Total consolidated assets                      $ 416,123        $ 423,918
                                                     =========        =========

Certain amounts at December 31, 2001 have been reclassified to conform to the current year's presentation.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2002

Results of Operations

Net sales for the third quarter of 2002 were $111.8 million compared to $109.9 million in the third quarter of 2001, an increase of $1.9 million or 1.7%. Net sales for the first nine months of 2002 were $336.5 million, up $31.3 million or 10.3% from the first nine months of 2001. The improvement in third quarter sales over year earlier levels was primarily due to the flooring segment, with both Congoleum and Janus Flooring reporting sales increases. Jewelry segment sales in the third quarter were slightly below the third quarter of 2001 due to an earlier (second quarter) shipment of the back-to-school program this year. The back-to-school program shipped in the third quarter last year, as did a large final shipment to Kmart, and the lack of comparable shipments in the third quarter of this year offset increased sales with other programs. Sales of the Canadian segment in the third quarter improved over prior year levels due to increased sales into the US, while sales of the Tape segment were slightly below year earlier levels reflecting weak economic conditions in several of its end user markets. Year to date sales are above the same period one year earlier due to higher flooring segment sales resulting primarily from new products at Congoleum and higher Jewelry sales arising from the addition of licensed product lines and success of programs with a leading mass merchandiser. These increases have more than offset lower sales in the Tape and Canadian segments, which have been negatively affected by weak business spending.

Cost of products sold as a percentage of net sales was 70.3% in the third quarter of 2002 versus 69.6% in the third quarter of 2001. For the nine months ended September 30, 2002, cost of products sold as a percentage of net sales was 71.7% compared with 71.9% during the same period one year earlier. The increase in cost of products sold as a percentage of sales in the third quarter of 2002 over the third quarter of 2001 was primarily due to increased costs in the flooring segment relating to the start-up of a relocated wood flooring plant coupled with a lower margin sales mix of resilient products. The improvement in margins for the first nine months of 2002 over 2001 is due primarily to a greater proportion of higher margin Jewelry sales in the overall mix.

Selling, general and administrative expenses as a percentage of sales were 25.0% in the third quarter of 2002 compared to 24.0% in the third quarter of 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses as a percentage of sales were 25.1%, down from 26.6% in the first nine months of 2001. Selling, general and administrative expenses have increased as a result of higher spending on product development and marketing, as well as higher expenses for insurance and medical benefits. These increases have been partly offset by the elimination of amortization expense in 2002. Selling, general and administrative costs were a slightly higher percentage of net sales in the third quarter of 2002 than the third quarter of 2001, but are a lower percentage for the nine months to date.

Interest and other income in the third quarter of 2002 declined from the third quarter of 2001 due primarily to lower interest income on temporary investments. For the nine months ended

September 30, 2002, interest and other income was above the same period one year earlier as a result of gains on foreign exchange, which more than offset lower interest income.

For the three months ended September 30, 2002, the Company had net earnings of $1.4 million versus $2.7 million in the same period one year earlier, reflecting lower earnings in all segments other than the Canadian business. For the first nine months of 2002, net income (before a required accounting change) was $2.3 million versus essentially break even results in the year earlier period. This reflects improved results in flooring and jewelry.

As previously discussed, ABI and its majority-owned subsidiary Congoleum have noted a trend of increased asbestos liability exposure as a result of the increase in the number of asbestos claims being brought and the damage amounts sought in those claims as well as the increasing number of insolvencies among traditional target defendants in asbestos litigation and insurance companies that underwrote insurance policies covering asbestos matters. ABI believes that its range of probable and estimable undiscounted direct losses (i.e., excluding losses incurred by Congoleum) for asbestos-related claims through the year 2049 is $15.6 million to $27.8 million before considering insurance recoveries. Congoleum believes that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $52.4 million to $195.6 million, before considering the effects of insurance recoveries. It is very difficult to forecast a liability for ABI's and Congoleum's ultimate exposure for asbestos-related claims since there are multiple variables that can affect the timing, severity, and quantity of claims. Both ABI and Congoleum have concluded that no amount within their respective liability ranges is more likely than any other and therefore each has determined that the amount of the gross liability it should record for asbestos-related claims is at the low point of their respective ranges (i.e., $15.6 million for ABI and $52.4 million for Congoleum) in accordance with accounting principles generally accepted in the United States. It is reasonably possible that ABI's and/or Congoleum's total liability for asbestos-related claims will be greater than their recorded liabilities. Additionally, since ABI and Congoleum have recorded an amount representing the low end of their respective ranges of exposure for asbestos-related claims, it is possible that over time another amount within those ranges, or even above those ranges, possibly by a substantial amount, will be a better estimate of ABI's and Congoleum's liability for asbestos-related claims. If later ABI or Congoleum were to adjust the carrying value of its recorded liabilities by an amount in excess of any offsetting increase in its assets pertaining to asbestos-related claims, it would incur charges against its income to effect that adjustment, which charges could have a material adverse effect upon ABI's or Congoleum's result of operations.

Liquidity and Capital Resources

Cash and cash equivalents, including short term investments, decreased $3.1 million in the first nine months of 2002 to $15.2 million, compared with a decline of $18.2 million in the first nine months of 2001. The lower cash utilization versus one year earlier was primarily due to prior year acquisitions in the Jewelry business, reduced inventory requirements, lower capital spending, slower settlement of accrued liabilities, and improved operating results, partly offset by higher receivables. Working capital at September 30, 2002 was $77.0 million, down slightly from $81.8 million at December 31, 2001. The ratio of current assets to current liabilities at September 30, 2002 was 1.7, down from
1.9 at December 31, 2001.

Capital expenditures in the first nine months of 2002 were $10.3 million. It is anticipated that capital spending for the full year 2002 will be in the range of $13 to $14 million.

The Company has recorded provisions which it believes are adequate for environmental remediation and non-asbestos-related product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will not have a material adverse effect on the consolidated financial position of the Company and that amounts to be paid for environmental remediation will be paid over a period of three to ten years, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which could have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

Cash requirements for capital expenditures, working capital and debt service are expected to be financed from operating activities and borrowings under existing bank lines of credit, which at ABI are presently $41.6 million and at Congoleum are $30.0 million. These lines of credit contain certain covenants and conditions that must be met by ABI or Congoleum, as applicable to borrow from the applicable line of credit.

As previously discussed, ABI and Congoleum have significant liability exposure regarding asbestos-related claims. ABI expects that its insurance recoveries will fully cover its asbestos-related liability based on its current claims experience. To the extent ABI incurs liability for asbestos-related claims which turn out not to be recoverable from its insurance carriers (whether because the insurance carriers become insolvent or otherwise) or other persons, ABI's funding obligations with respect to those liabilities would increase. This increased funding obligation could have a material adverse effect upon ABI's liquidity and capital resources.

With respect to Congoleum's asbestos-related liability, until recently, all indemnity and defense costs incurred by Congoleum for asbestos-related claims had been paid through its primary insurance coverage. However, Congoleum's primary insurance coverage is now exhausted. Although Congoleum also has excess insurance coverage that would apply to its asbestos-related liabilities, much of that coverage was underwritten by carriers that are presently insolvent. Moreover, additional insurance carriers that underwrote Congoleum's insurance policies may become insolvent which, if this occurred, would increase Congoleum's funding obligations for asbestos-related claims. Congoleum anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to insolvent carriers and that it may in turn be able to recover a portion of those payments from the estates or insurance guaranty funds responsible for the obligations of these carriers. Depending on the extent to which Congoleum must pay for these costs and the extent to which it is unable to recover these payments, these payments may have a material adverse effect upon Congoleum's liquidity and capital resources.

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's and its majority-owned subsidiary Congoleum's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission and the factors listed below.

The Company and its majority-owned subsidiary Congoleum may incur substantial liability for asbestos-related personal injury claims, and their insurance coverage and their likely recoverable insurance proceeds may be substantially less than the liability incurred by them for these claims.

The Company and its majority-owned subsidiary Congoleum are among many named defendants in thousands of pending claims (including workers' compensation cases) alleging personal injury or death from exposure to asbestos or asbestos-containing products. The Company believes that its range of probable and estimable undiscounted direct losses (i.e., excluding losses incurred by Congoleum) for asbestos-related claims through 2049 is $15.6 million to $27.8 million before considering insurance recoveries. Congoleum believes that its range of probable and estimable undiscounted losses for asbestos-related claims through the year 2049 is $52.4 million to $195.6 million, before considering the effects of insurance recoveries. It is very difficult to forecast a liability for ABI's and Congoleum's ultimate exposure for asbestos-related claims since there are multiple variables that can affect the timing, severity, and quantity of claims. Both the Company and Congoleum have concluded that no amount within their respective liability ranges is more likely than any other, and therefore each has determined that the amount of the gross liability it should record for asbestos-related claims is at the low point of their respective ranges (i.e., $15.6 million for the Company and $52.4 million for Congoleum) in accordance with accounting principles generally accepted in the United States. It is reasonably possible that ABI's and/or Congoleum's total liability for asbestos-related claims will be greater than their recorded liabilities. Additionally, since the Company and Congoleum have recorded an amount representing the low end of their respective ranges of exposure for asbestos-related claims, it is reasonably likely that over time another amount within those ranges, or even above those ranges, possibly by a substantial amount, will be a better estimate of ABI's and Congoleum's liability for asbestos-related claims. If later the Company or Congoleum were to adjust the carrying value of its recorded liabilities by an amount in excess of any offsetting increase in its assets pertaining to asbestos-related claims, it would incur charges against its income to effect that adjustment, which charges could have a material adverse effect upon the Company's results of operations.

The Company expects that its insurance recoveries will fully cover its asbestos-related liability based on its current claims experience. To the extent the Company incurs liability for asbestos-related claims which turn out not to be recoverable from its insurance carriers (whether because the insurance carriers become insolvent or otherwise) or other persons, ABI's funding obligations with respect to those liabilities would increase. This increased funding obligation could have a material adverse effect upon the Company's liquidity and capital resources.

With respect to Congoleum's asbestos-related liability, until recently, all indemnity and defense costs incurred by Congoleum for asbestos-related claims had been paid through its primary insurance coverage. However, Congoleum's primary insurance coverage is now exhausted. Although Congoleum also has excess insurance coverage that would apply to its asbestos-related liabilities, much of that coverage was underwritten by carriers that are presently insolvent. Moreover, additional insurance carriers that underwrote Congoleum's insurance policies may become insolvent which, if this occurred, would increase Congoleum's funding obligations for asbestos-related claims. Congoleum anticipates that it will have to pay some or all of the portion of costs for resolving asbestos-related claims that are allocable to insolvent carriers and that it may in turn be able to recover a portion of those payments from the estates or insurance guaranty funds responsible for the obligations of these carriers. Depending on the extent to which Congoleum must pay for these costs and the extent to which it is unable to recover these payments, these payments may have a material adverse effect upon Congoleum's liquidity and capital resources.

In addition, several companies that were typically lead defendants in asbestos-related cases have declared bankruptcy over the recent years. As a result of this development, the Company and Congoleum have noticed a trend of increased asbestos-related liability exposure since plaintiffs are seeking additional defendants and, with respect to those claims in which there are solvent and insolvent defendants, courts, under the legal theory of joint and several liability, are requiring solvent defendants to fund the liabilities assessed on the insolvent co-defendants even though the solvent defendants may have been found only partly responsible for the plaintiffs' injuries. There has also been a significant increase over the recent years in the number of claims and amount of damages sought involving asbestos-related claims. These trends, if they continue, will have a negative impact on the Company's and Congoleum's claim experiences. This would result in increased exposure to the Company and Congoleum for asbestos-related liability, which to the extent liabilities are incurred in amounts in excess of the Company's or Congoleum's current recorded liabilities, as applicable, would likely have a material adverse effect on the Company's business, results of operations and financial condition. The successful management by the Company and Congoleum of their asbestos-related liability will be critical to Company's business, results of operations and financial condition.

The Company and its majority-owned subsidiary Congoleum may incur substantial liability for environmental claims and compliance matters.

Due to the nature of the Company's and its majority-owned subsidiary Congoleum's businesses and certain of the substances which are or have been used, produced or discharged by them, the Company's and Congoleum's operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations. The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company- and Congoleum-owned sites. The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial. Although the Company and Congoleum believe that those amounts should not have a material adverse effect on their respective financial position, there is no certainty that these amounts will not have a material adverse effect on their respective financial positions because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company or Congoleum to modify or curtail their operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company and its majority-owned subsidiary may incur substantial liability for other product and general liability claims.

In the ordinary course of their businesses, the Company and its majority-owned subsidiary Congoleum become involved in lawsuits, administrative proceedings, product liability claims and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations and financial condition if the Company or Congoleum, as applicable, is unable to successfully defend against or settle these matters and its insurance coverage is insufficient to satisfy any judgments against it or settlements relating to these matters or the Company or Congoleum, as applicable, is unable to collect insurance proceeds relating to these matters.

The Company and its majority-owned subsidiary Congoleum are dependent upon a continuous supply of raw materials from third party suppliers and would be harmed if there were a significant, prolonged disruption in supply or increase in its raw material costs.

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company 's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum operate in highly competitive markets and some of their competitors have greater resources, and in order to be successful, the Company and Congoleum must keep pace with and anticipate changing customer preferences.

The market for the Company's and its majority-owned subsidiary Congoleum's products and services are highly competitive. Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, to the extent any of Congoleum's competitors make a filing under Chapter 11 of the United States Bankruptcy Code and emerge from bankruptcy as a continuing operating company that has shed much of their pre-filing liabilities, those competitors could have a cost competitive advantage over Congoleum. In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

The markets in which the Company and Congoleum compete are characterized by frequent new product introductions and changing customer preferences. There can be no assurance that the Company's and Congoleum's existing products and services will be properly positioned in the market or that the Company and Congoleum will be able to introduce new or enhanced products or services into their respective markets on a timely basis, or at all, or that those new or enhanced products or services will receive customer acceptance. The Company's and Congoleum's failure to introduce new or enhanced products or services on a timely basis, keep pace with industry or market changes or effectively manage the transitions to new products, technologies or services could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum are subject to general economic conditions and conditions specific to their respective industries.

The Company and its majority-owned subsidiary Congoleum are subject to the effects of general economic conditions. A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition. Moreover, their businesses are and are affected by the economic factors that affect their respective industries.

The Company and its majority-owned subsidiary Congoleum could realize shipment delays, depletion of inventory and increased production costs resulting from unexpected disruptions of operations at any of the Company's or Congoleum's facilities.

The Company's and its majority-owned subsidiary Congoleum's businesses depend upon their ability to timely manufacture and deliver products that meet the needs of their customers and the end users of their products. If the Company or Congoleum were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains. Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company and its majority-owned subsidiary Congoleum offer limited warranties on their products which could result in the Company or Congoleum incurring significant costs as a result of warranty claims.

The Company and its majority-owned subsidiary Congoleum offer a limited warranty on many of their products against manufacturing defects. In addition, as a part of its efforts to differentiate mid- and high-end products through color, design and other attributes, Congoleum offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics which generally increase with the price of such products. If the Company or Congoleum were to incur a significant number of warranty claims, the resulting warranty costs could be substantial.

The Company and its majority-owned subsidiary Congoleum rely on a small number of customers and distributors for a significant portion of their sales or to sell their products.

The Company's tape and flooring divisions principally sell their products through distributors. Sales to four unaffiliated customers accounted for approximately 21% of the Company's tape division's net sales for the nine months ended September 30, 2002 and 23% of its net sales for the year ended December 31, 2001. The loss of two or more of those customers could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. While most of Congoleum's distributors have marketed the Congoleum's products for many years, replacements are necessary periodically to maintain the strength of Congoleum's distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, and financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 52% of Congoleum's net sales for the nine months ended September 30, 2002 and 48% of Congoleum's net sales for the year ended December 31, 2001.

The Company's subsidiary K&M Associates L.P. sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M Associates L.P.'s customers accounted for approximately 67% of its net sales for the nine months ended September 30, 2002 and 74% of its net sales for the year ended December 31, 2001. The loss of K&M Associates L.P.'s largest customer could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses, and the loss of any of these executives would likely harm the Company's business.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses. In particular, the same persons that serve as key executives at the Company also serve as key executives at Congoleum. The Company's future success will depend largely upon the continued service of these key executives, all of whom have no employment contract with the Company or Congoleum, as applicable, and may terminate their employment at any time without notice. Although certain key executives of the Company and Congoleum are, directly or indirectly, large shareholders of the Company or Congoleum, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to perform in his current position, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Substantially all of the Company's outstanding long-term debt as of September 30, 2002 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements may also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at September 30, 2002, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flow.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

Item 4: Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                    FORM 10-Q

                           PART II. OTHER INFORMATION
                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                               September 30, 2002

Item 1. Legal Proceedings

The information contained in Note D "Commitments and Contingencies" of the Notes to the Consolidated Condensed Financial Statements is incorporated by reference

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      (99) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN BILTRITE INC.
                                           (Registrant)

Date:   November 14, 2002                  BY:   /s/ Howard N. Feist III
                                                 ---------------------------
                                                 Howard N. Feist III
                                                 Chief Financial Officer

                                  CERTIFICATION

      I, Roger S. Marcus, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of American Biltrite
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 14, 2002

                                            /s/ Roger S. Marcus
                                            -----------------------
                                            Rogers S. Marcus
                                            Chief Executive Officer

                                  CERTIFICATION

      I,    Howard N. Feist III, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of American Biltrite
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 14, 2002

                                            /s/ Howard N. Feist III
                                            -----------------------
                                            Howard N. Feist III
                                            Chief Financial Officer