Form 10-K
period 2002-12-31
AMERICAN BILTRITE INC
filed 2003-04-15
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 28, 2002 was $18.3 million.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 3, 2003 was 3,441,551.

      DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the proxy statement for the annual meeting of stockholders to be held on May 7, 2003, which will be filed by the registrant within 120 days after December 31, 2002.

Factors That May Affect Future Results

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Registrant's expectations, as of the date of this report of future events, and the Registrant undertakes no obligation to update any of these forward-looking statements. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Registrant's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Results," and in the Registrant's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

      (a) General Development of Business. American Biltrite Inc. (together with, unless the context otherwise indicates, its wholly-owned subsidiaries and K&M Associates L.P., "ABI" or the "Company") was organized in 1908 and is a Delaware corporation. ABI's major operations include its Tape Division as well as a controlling interest in Congoleum Corporation, a Delaware corporation ("Congoleum"), a controlling interest in K&M Associates L.P., a Rhode Island limited partnership ("K&M"), and ownership of two Canadian subsidiaries, American Biltrite (Canada) Ltd. ("AB Canada") and Janus Flooring Corporation ("Janus").

The Tape Division produces adhesive-coated, pressure-sensitive papers and films used to protect material during handling or storage or to serve as a carrier for transferring decals or die-cut lettering. The Tape Division also produces pressure sensitive tapes and adhesive products used for applications in the heating, ventilating and air conditioning (HVAC), footwear, automotive, electrical and electronic industries.

In 1995, ABI acquired a controlling interest in K&M, a national supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories. ABI, through wholly-owned subsidiaries, owns an aggregate 94.5% interest (7% as sole general partner and 87.5% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers and other major retailers. It also services certain retail merchandisers' in-store operations in fashion jewelry and related accessories departments by assisting retailers in managing inventory and maintaining displays.

Congoleum is a leading manufacturer of resilient sheet and tile flooring. In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division"). In 1995, ABI acquired voting control when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder. ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases by ABI. As of December 31, 2002, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Class B common stock represented 69.5% of the voting control of Congoleum. Congoleum is a defendant in a large number of asbestos-related lawsuits and has announced its intent to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability.

Outside the United States, the Tape Division operates facilities in Belgium and Singapore, where bulk tape products are converted into various sizes, a sales and distribution facility in Italy, to quickly respond to customer demands in the European and Asian markets, and a sales representative office in Shanghai, China. Other international operations include: a wholly-owned Canadian subsidiary, AB Canada, which produces resilient floor tile, rubber tiles and Uni-Turf (a floor covering for use in indoor sports facilities) under license from ABI and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material); and a wholly-owned Canadian subsidiary, Janus, which produces prefinished solid hardwood flooring. ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, sandals and other footwear products under license from ABI. Hulera Sula owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of Hulera Sula. Fomtex, S.A., a Guatemalan corporation 60% owned by Hulera Sula, manufactures foam mattresses, beds and other foam products.

For financial reporting purposes, ABI operates in four industry segments: flooring products, tape products, jewelry and the Canadian division, which produces flooring and rubber products. See Note 16 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

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

Congoleum currently sells its products through approximately 19 distributors providing approximately 56 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining a competitive position. While most of its distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of the distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's business, results of operations and financial condition. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

Hulera Sula's footwear and foam products are marketed and distributed in certain Central American countries.

Financial information about products that contributed more than 10% of the Company's consolidated revenue during the last three fiscal years is included in
Note 16 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

Working Capital and Cash Flow. In general, ABI's working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers. K&M does provide pre-approved allowances in the form of markdowns and return authorizations for end of season merchandise.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Congoleum's typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

In connection with its planned reorganization under Chapter 11 of the United States Bankruptcy Code, Congoleum anticipates spending at least $21.3 million in 2003, which will have a material impact on its liquidity and cash flow, although it anticipates existing cash and credit arrangements should be sufficient to fund these expenditures. ABI does not expect its contributions in connection with Congoleum's plan of reorganization would have a material adverse effect on ABI's working capital or cash flow. ABI is not otherwise liable for the separate obligations of Congoleum.

Raw Materials. ABI generally designs and engineers its own products. Most of the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. ABI's subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources, which is designed to provide continuity of supply for its raw material requirements.

Competition. All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI's tape products compete with some of the largest fully integrated rubber and plastic companies, as well as smaller producers. Included among their competitors are 3M, Nitto Permacel, Venture Tape, Ivex and R-Tape. AB Canada's flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada also competes with Armstrong World Industries, Inc., V.P.I. and Nora and with other manufacturers of alternate floor covering products. In the rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro, The Biltrite Corporation and West America Rubber Company.

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

Congoleum encounters competition from three other manufacturers in North America and, to a much lesser extent, foreign manufacturers. Certain of Congoleum's competitors, including Armstrong World Industries, Inc. in the resilient category, have substantially greater financial and other resources than Congoleum.

K&M competes with other companies making similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing the effectiveness of K&M products and services, customers tend to focus on margin dollars realized from the sales of product and return on inventory investment needed to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, among them are Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Patents and Trademarks. ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB(R) logo, TransferRite(R) at the Tape Division and Amtico(R), which is used solely in the Canadian market. K&M also licenses the AK Anne Klein(R), Anne Klein New York(R), and Guess?(R) trademarks as well as certain others. These trademarks are important for the Company in maintaining its competitive position. The Company also believes that patents and know-how play an important role in maintaining competitive position. For example, Congoleum utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

Research and Development. Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $5.1 million, $4.9 million, and $5.5 million, on a consolidated basis for the years ended December 31, 2002, 2001 and 2000, respectively.

Key Customers. For the year ended December 31, 2002, two customers of Congoleum and one customer of K&M each accounted for over 10% of ABI's consolidated net sales. The two Congoleum customers together accounted for 59% of Congoleum's net sales and the K&M customer accounted for 60% of K&M's net sales. The Congoleum customers are its distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc. The K&M customer is Wal*Mart. No other customer accounted for more than 10% of ABI's consolidated sales. K&M's top three customers in terms of net sales in 2002 together accounted for 75% of K&M's net sales. The loss of the largest customer would have a material adverse effect on K&M. Sales to four unaffiliated customers of the Tape Division together constitute approximately 21% of the net sales for the Division. The loss of two or more of these customers would have a significant, adverse effect on the Tape Division's revenue. AB Canada's sales to Congoleum and to two unaffiliated companies accounted for approximately 36% of AB Canada's net sales. The loss of Congoleum and/or the two unaffiliated customers would have a significant, adverse affect on AB Canada's revenue. See
Note 16 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 2002 and 2001 was $13.1 million and $15.7 million, respectively. It is anticipated that all of the backlog as of December 31, 2002 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

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

Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. Congoleum does not anticipate that the additional costs of these measures will be material. In connection with the acquisition of the Tile Division, ABI signed a similar consent order with respect to the Trenton tile facility, and Congoleum agreed to be financially responsible for any cleanup measures required. Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In three instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability and funding exposure in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.8%.

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

Employees. As of December 31, 2002, ABI and Congoleum employed approximately 3,000 people.

      (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is in
Note 16 of Notes to the Consolidated Financial Statements, set forth in Item 8 below. Export sales from the United States were $24.4 million in 2002, $24.1 million in 2001 and $25.2 million in 2000.

ITEM 2. PROPERTIES

At December 31, 2002, ABI and its subsidiaries owned ten manufacturing plants and a jewelry distribution center and leased additional office and warehousing space as follows:

                                                   Owned       Industry Segment
                                                    Or            For Which
Location                           Square Feet    Leased       Properties Used
--------------------------------------------------------------------------------

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

Trenton, NJ                           111,000     Leased       Flooring products

Mercerville, NJ                        47,000     Leased       Flooring products

Sherbrooke,  Quebec                   379,000      Owned       Canadian division

Moorestown,  NJ                       226,000      Owned       Tape products

Lowell,  MA                            57,000      Owned       Tape products

Tyngsboro, MA                          36,000     Leased       Tape products

Renaix,  Belgium                       84,000      Owned       Tape products

Singapore                              32,000      Owned       Tape products

Providence, RI                        103,000      Owned       Jewelry products

New York, Qingdoa, China and           10,800     Leased       Jewelry products
Bentonville, Arkansas

Toronto, Ontario                      152,000      Owned       Flooring products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than the owned properties in Renaix, Belgium, and Singapore which have outstanding mortgages of 55% and 62% of the original cost of the property, respectively. ABI considers and understands that all of its and its subsidiaries properties are in good condition and have been well maintained.

It is estimated that during 2002, ABI's and its subsidiaries' plants for the manufacture of floor covering products operated at approximately 95% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 82% of aggregate capacity and the Canadian division operated at approximately 93% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3. LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency (the "EPA") as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to three sites in three separate states. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

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

As of December 31, 2002, ABI has accrued $2.8 million representing the estimable and probable amounts for contingencies described above, net of expected recoveries.

As of December 31, 2002, ABI's subsidiary Congoleum was named as a defendant, together in most cases with numerous other defendants, in approximately 16,156 pending lawsuits (including workers' compensation cases) involving approximately 56,567 individuals alleging personal injury or death from exposure to asbestos or asbestos-containing products. Congoleum has announced its intent to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1, 10 and 11 of Notes to the Consolidated Financial Statements included in Item 8 for information about Congoleum's potential liabilities to these lawsuits.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately eight hundred and eighty-four pending claims involving approximately 2,341 individuals as of December 31, 2002. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. See Notes 1, 10 and 11 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these claims. These claims relate to products of the Tile Division, which was acquired by Congoleum. As part of Congoleum's plan of reorganization, ABI expects that its current and future asbestos claims related to its former Tile Division operations, will be channeled to the trust established in connection with Congoleum's Chapter 11 plan of reorganization, resolving ABI's present and future asbestos liability relating to those former operations. In return for this relief, ABI expects to contribute to that trust certain insurance rights that ABI has relating to insurance policies that cover asbestos liabilities and under which ABI is a named insured, and a note in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of the note secured by a pledge by ABI of 51% of the common stock of Congoleum.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

Congoleum also accrues remediation costs for certain of its owned facilities on an undiscounted basis. Estimated total cleanup costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock, par value $.01 per share, is traded on the American Stock Exchange (ticker symbol: ABL). At the close of business on March 3, 2003, the closing price of ABI's Common Stock was $8.20 per share and the approximate number of record holders was 345.

High and low stock prices and dividends for the last two years were:

                                    Sale Prices of Common Shares
                                 2002                           2001
                         -------------------------------------------------------
Quarter Ended             High          Low              High           Low
--------------------------------------------------------------------------------

March 31                  $14.37       $11.20           $15.38        $13.50
June 30                    15.10        12.20            14.00         12.10
September 30               13.95        11.65            14.15         10.80
December 31                11.87         7.00            14.51         10.40


                             Cash Dividends
                            Per Common Share
                          ---------------------
Quarter Ended              2002         2001
-----------------------------------------------

March 31                   $.125        $.125
June 30                     .125         .125
September 30                .125         .125
December 31                 .125         .125
                          ---------------------

                           $.500        $.500
                          =====================

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2002.

                                                                                              Number of
                                                                                             Securities
                                                                                              Remaining
                                                        Number of                           Available for
                                                    Securities to be                       Future Issuance
                                                       Issued Upon     Weighted-Average     Under Equity
                                                       Exercise of      Exercise Price   Compensation Plans
                                                       Outstanding      of Outstanding       (excluding
Plan Category                                           Options,           Options,          Securities
-------------                                         Warrants and      Warrants and        reflected in
                                                         Rights.           Rights.           Column (a))
                                                         -------           -------           -----------
                                                           (a)               (b)                 (c)

Equity Compensation Plans Approved By Security
Holders ......................................          454,440            $ 19.60            78,580

Equity Compensation Plans Not
Approved By Security Holders .................           15,500            $ 15.87            34,500

Total ........................................          469,940            $ 19.48           113,080(1)

(1) Includes 78,580 shares of Common Stock available for issuance under the Company's 1993 Stock Award and Incentive Plan, as amended. In addition to stock options, awards under the Company's 1993 Stock Award and Incentive Plan, as amended, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock units and other stock awards specified in the Plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards.

On July 1, 1999 the Company established its 1999 Stock Option Plan for Non-Employee Directors, (the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase up to 50,000 shares of the Company's common stock. The 1999 Plan did not receive stockholder approval. The options granted under the 1999 Plan have ten-year terms and vest 6 months from the grant date. The exercise price for each Option is 100% of the fair market value on the date of the grant. As of December 31, 2002 an aggregate of 15,500 shares of common stock were issuable upon the exercise of outstanding Options.

ITEM 6. SELECTED FINANCIAL DATA

                                                            Years Ended December 31,
                                           2002          2001         2000          1999           1998
                                       -------------------------------------------------------------------
                                                      (Dollars in thousands, except per share amounts)

Financial Position

Total assets                          $   361,870    $  423,918   $  400,887   $   344,060    $   336,039
Long-term debt                            125,271       126,161      112,138       114,105        118,406
Total stockholders' equity                 47,538        77,248       79,547        78,381         71,237

Summary of Operations

Net sales                             $   442,033    $  410,686   $  416,104   $   419,646    $   421,670
(Loss) income before other items          (15,134)        2,381        2,098        12,725         12,908
Noncontrolling interests                    6,221           435        3,235        (2,992)        (3,906)
Cumulative effect of
  accounting change                        (7,742)           --           --            --             --
    Net (loss) income                     (16,655)        2,816        5,333         9,733          9,002

Basic (loss) income per  share
                                            (4.84)          .82         1.52          2.71           2.47
Diluted (loss) income per share
                                            (4.84)          .82         1.51          2.66           2.36
Cash dividends per common share               .50           .50          .50           .50            .45

Number of shares used in computing:
    Basic income per share              3,441,562     3,455,134    3,518,107     3,591,895      3,641,337
    Diluted income per share            3,441,648     3,455,148    3,537,256     3,661,946      3,806,202

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's subsidiary, Congoleum, is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. In addition, the Company is a defendant in a number of asbestos-related lawsuits as well. See Note 11 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. These matters may have a material adverse impact on the Company's or Congoleum's financial position and results of operations.

Based on its pre-packaged bankruptcy strategy, ABI's consolidated subsidiary Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. Congoleum recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher, which could have a material effect on ABI's consolidated results of operations.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales for the year ended December 31, 2002 were $442.0 million, an increase of $31.3 million or 7.6% from sales of $410.7 million in 2001. The increase in sales was due to higher flooring segment sales, attributable to Congoleum's Durastone product line and higher jewelry segment sales. Jewelry sales increased as a result of sales of a line of licensed products acquired in July 2001, as well as continued growth with a major mass merchandiser. Tape and Canadian segment sales declined due to the poor economic environment in several of their end use markets.

Cost of products sold was 72.1% of net sales in 2002, the same percentage as in 2001. Within segments, gross margins were level with 2001 in the Flooring and Canada segments, and declined in Tape (due to competitive pressures) and jewelry (due to costs for the acquired line of licensed products).

Selling, general and administrative expenses for the year ended December 31, 2002 were $129.9 million, or 29.4% of net sales, up from $102.4 million or 24.9% of net sales in 2001. Of that increase of $27.5 million, $16.5 million was due to a charge by Congoleum in 2002 to adjust its recorded liability for resolving asbestos-related claims against it. The liability recorded at December 31, 2002 represents the minimum estimated cost that Congoleum will incur to resolve its asbestos-related liability through the execution of Congoleum's anticipated plan of reorganization. Actual costs could be significantly higher, and Congoleum will adjust its recorded liability should its estimates change, which ABI expects it would include in its consolidated results. The remainder of the increase was primarily due to increased new product marketing costs at Congoleum and higher selling expenses at K&M related to increased sales. In addition, all operations experienced cost increases for insurance and employee benefits.

Interest income declined from $.9 million in 2001 to $.3 million in 2002 primarily due to lower rates on short-term investments. Interest expense increased from $10.9 million in 2001 to $11.4 million in 2002 due to slightly higher average borrowings partly offset by slightly lower rates on certain loans.

Other income increased from $2.2 million in 2001 to $3.1 million in 2002 as a result of gains on foreign exchange.

The provision for income taxes in 2002 was (2.4%) of pre-tax income, compared with 43.3% in 2001. The 2002 effective tax rate is primarily the result of the large loss at Congoleum, where much of the loss is for reorganization costs, which are not deductible, and where tax benefit for deductible expenses is being offset by a valuation allowance as required under SFAS 109.

Net loss before a required accounting change was $8.9 million in 2002, compared to $2.8 million net income in 2001. The majority of this change is due to the ABI's share of Congoleum's net losses. The remainder of the change, which amounts to $1.9 million, is due to improved results at K&M, more than offset by weaker performance at Janus Flooring and the Tape and Canadian businesses. The Company recorded a non-cash transitional charge of $7.7 million in the first quarter of 2002 for impairment of goodwill that resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales for the year ended December 31, 2001 were $410.7 million, a decrease of $5.4 million or 1.3% from sales in 2000. Sales at the Tape and Canadian Divisions declined as a result of economic conditions. Flooring product segment sales increased due to the inclusion of a full year of sales at Janus, which was acquired in October 2000. Sales at Congoleum declined slightly. Jewelry sales increased due to the acquisition of a line of licensed products combined with growth in sales to existing and new customers.

Cost of products sold was 72.1% of net sales in 2001, up from 71.8% in 2000. This increase was primarily due to decreased sales volume and competitive pricing pressures affecting results at the Tape and Canadian Divisions. Gross profit margins also declined slightly at K&M due to a lower margin mix of sales. Gross profit margins improved at Congoleum due to cost reductions, efficiency improvements, and a more profitable sales mix.

Selling, general and administrative expenses for the year ended December 31, 2001 were $102.4 million, or 24.9% of net sales, up slightly from $101.0 million, or 24.3% of net sales, in 2000. The increase in these expenses was primarily due to the growth at K&M arising from the licensed product lines acquired from Swank, Inc. and the inclusion of a full year of expenses at Janus. Selling, general and administrative expenses declined at the Tape Division and Canadian Division but increased as a percentage of sales due to the significant sales declines at both operations. At Congoleum, selling, general and administrative expenses declined in both amount and as a percent of sales due to cost reductions initiated in the first quarter of 2001.

Interest income declined from $2.0 million in 2000 to $0.9 million in 2001 due to lower average balances of cash equivalents and short-term investments earning interest at lower rates. Other income increased from $1.4 million in 2000 to $2.2 million in 2001 primarily as a result of a $0.7 million gain on the sale of a warehouse.

Interest expense increased from $9.4 million in 2000 to $10.9 million in 2001 due to higher borrowings in 2001.

The provision for income taxes in 2001 was 43.3% of pre-tax income, up from 26.9% in 2000. The increase in the tax rate was primarily due to the fact that Janus and Congoleum, which had losses in 2001, had lower effective tax rates than the other ABI operations, which had income in 2001. As a result, the tax benefit provided for on these losses was less than the tax expense provided for on the income of the other operations. The effect of expenses not deductible for tax purposes, which has a greater impact on the effective tax rate at lower levels of income, also contributed to the relatively high effective tax rate for 2001.

Net income for the year ended December 31, 2001 was $2.8 million, down from $5.3 million in 2000. Income declined at the Tape and Canadian Divisions. Janus incurred a loss in its first full year as part of ABI. The loss at Congoleum was less than the loss in 2000, which included non-recurring charges for a change of distributor. Net income at K&M increased.

Liquidity and Capital Resources

The Company's subsidiary, Congoleum, is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. In addition, the Company is a defendant in a number of asbestos-related lawsuits as well. See Note 11 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference. These matters may have a material adverse impact on the Company's or Congoleum's liquidity and capital resources. During 2002, Congoleum paid $4.1 million in defense and indemnity costs related to asbestos-related claims. In 2003, Congoleum anticipates spending at least $21.3 million in fees, expenses, and contributions to effect its planned reorganization under Chapter 11. As part of Congoleum's plan of reorganization, ABI expects that its current and future asbestos claims related to its former Tile Division operations will be channeled to the trust established in connection with Congoleum's Chapter 11 plan of reorganization, resolving ABI's present and future asbestos liability relating to those former operations. In return for this relief, ABI expects to contribute, among other things, a note to the trust that would be established in connection with Congoleum's Chapter 11 reorganization in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of such contribution secured by a pledge by ABI of 51% of the common stock of Congoleum. ABI does not expect the note contribution would have a material adverse effect on its liquidity or capital resources.

At December 31, 2002, consolidated working capital was $37.7 million, the ratio of current assets to current liabilities was 1.3 to 1.0, and the debt to equity ratio was 2.96 to 1.0. Debt issued by Congoleum accounts for $99.7 million or 71% of consolidated debt and is not guaranteed or otherwise secured by ABI or its other subsidiaries. Net cash provided by operations during 2002 was $16.1 million.

Capital expenditures for 2003 are estimated to be approximately $14.0 million. Capital expenditures generally cover normal replacement of machinery and equipment and process improvements.

In July 2001, the Company, through a Canadian subsidiary, entered into a credit agreement providing a $7.5 million Canadian dollar (US $4.8 million) capital loan and increasing an existing operating loan facility to $12.0 million Canadian dollars (US $7.6 million). Proceeds of the capital loan were used to fund acquisitions of property and equipment in Canada. The capital loan is payable in 20 equal quarterly installments beginning February 28, 2002 and bears interest at 6.03%. The operating loan is payable on demand and bears interest at a floating rate which averaged 4.2% at December 31, 2002.

In the third quarter of 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company (the "Prudential Agreement"). Under the terms of this agreement, ABI borrowed $20 million and used the proceeds to retire existing long-term and revolving debt. The notes bear interest at 8.16% (reducing to 7.91% if a lower ratio of debt to EBITDA as defined in the Prudential Agreement, is attained). Principal is repayable in five annual $4.0 million installments beginning August 28, 2006.

In September 2001, ABI entered into a new revolving credit agreement (the "Revolving Credit Agreement"). This agreement provides for borrowings of up to $30 million through September 28, 2004, with interest varying from LIBOR plus 1.0% to LIBOR plus 2.5% depending upon the Company's leverage ratio, as defined.

Effective December 31, 2002, ABI amended its Revolving Credit Agreement and the Prudential Agreement to make certain financial covenants less restrictive on ABI. ABI anticipates it will require further amendments to the Prudential Agreement and the Revolving Credit Agreement in 2003 to permit it to make the contemplated note contribution in connection with Congoleum's plan of reorganization and, depending on future financial performance, to make certain financial covenants in those loan agreements less restrictive. Due to the anticipated need to amend these loan agreements, the Company has classified the related liabilities as current in its financial statements. American Biltrite's lending agreements require that its investment in Congoleum be accounted for under the equity method of accounting and not consolidated. Under the equity method, ABI's net loss for the year ended December 31, 2002 would have been reduced, and its consolidated equity increased, by $16.1 million, because Congoleum's losses exceeded the amount of its equity. Future income or losses at Congoleum will not affect ABI's compliance with financial covenants in the Prudential Agreement and Revolving Credit Agreement as currently defined.

In December 2001, Congoleum entered into a revolving credit facility, which expires in 2004, that provides for borrowings up to $30 million depending on levels of, and secured by, inventory and receivables.

In February 2003, Congoleum and its lender amended its revolving credit facility to permit Congoleum to proceed with its planned strategy to resolve its asbestos liabilities through the filing of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The amendment revised certain covenants and restrictions to reasonably accommodate the anticipated costs and actions contemplated by Congoleum's strategy.

Certain borrowing agreements of the Company or its subsidiaries restrict the ability of the Company or the borrowing subsidiary to incur additional indebtedness, pay dividends, or make capital expenditures, and require the maintenance of certain financial ratios and minimum net worth levels. The covenants and conditions under those borrowing agreements must be met in order for the Company to borrow under those agreements. In addition, borrowings under Congoleum's facility are based upon the amount of inventory and accounts receivable available as collateral. These considerations could limit the Company's ability to fully utilize the $67.6 million available under its existing lines of credit. At December 31, 2002, $6.1 million was outstanding under these lines and $1.8 million secured outstanding letters of credit.

Cash requirements for capital expenditures, working capital, debt service, dividends and any share repurchases are expected to be financed from operating activities and borrowings under existing lines of credit.

The following table summarizes the Company's obligations at December 31, 2002 for future principal payments on its long-term debt (assuming any necessary amendments or waivers are obtained from its lenders) and future minimum rental payments on its noncancellable operating leases.

                             Payments due by Period
                             (amounts in thousands)

                        Less than   1-2       2-3       3-4      4-5     After
                Total    1 Year    Years     Years     Years    Years   5 Years
              ------------------------------------------------------------------

Long-term
   debt       $125,271   $1,061    $1,072    $1,076   $5,080   $4,130   $112,852

Operating
   leases       17,707    5,221     3,712     2,971    2,114    2,092      1,597

Contingencies

The Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and has announced its intent to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability.

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

Certain legal and administrative claims are pending or have been asserted against ABI. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Notes 1, 10 and 11 of Notes to Consolidated Financial Statements.)

Critical Accounting Policies

The Company has identified a number of its accounting policies that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management where the impact of changing those estimates and assumptions could have a material effect on the Company's financial statements. Following is a summary of our critical accounting policies.

Asbestos Liabilities - As discussed previously, the Company and its subsidiary Congoleum are parties to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products. ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed beyond a five year horizon. Accordingly, the Company's estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next five years. Due to the highly subjective nature of these assumptions, the Company has estimated a wide range of potential future costs and insurance recoveries and, because management believes that no amount within the range is more likely than any other, has recorded a liability and insurance receivable based on the low end of the range in accordance with accounting principles generally accepted in the United States. As such, the selection of a different amount within the range could have a material effect on the Company's consolidated financial statements, as could future developments, which may differ from the assumptions used in developing the Company's estimates.

The Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and has announced its intent to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. Congoleum's estimated minimum gross liability to cover judgments and/or settlements of known asbestos claims is $310 million, not including the cost to defend and litigate these cases, which is substantially in excess of both the total assets of Congoleum as well as Congoleum's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. While Congoleum purchased insurance coverage it believes applies to these claims, some of the insurance carriers are presently insolvent and the remaining solvent insurance carriers have disputed their coverage obligations. Congoleum believes the ultimate amount of its liability, and the amount of recoverable insurance, will be determined through some combination of negotiation, litigation, and bankruptcy court order, but that these amounts can no longer be reasonably estimated given all the uncertainties that presently exist.

Congoleum expects that insurance will provide the vast majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself. Congoleum believes that it does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

As such, Congoleum believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the plan trust plus the costs to effect the reorganization. Congoleum estimates the minimum costs to affect this plan to be $21.3 million, which it has recorded as a current liability. The maximum amount of asbestos losses is limited to the going concern or liquidation value of Congoleum, an amount which Congoleum believes is substantially less than the minimum estimated liability for the known claims against it.

Congoleum will update its estimates as additional information becomes available during the reorganization process, resulting in potentially material adjustments to Congoleum's earnings in future periods.

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

Valuation of Deferred Tax Assets - The Company will provide for valuation reserves against its deferred tax assets in accordance with the requirements of SFAS 109. In evaluating the recovery of deferred tax assets, management makes certain assumptions as to future events such as the ability to generate future taxable income. It is possible that the facts underlying these assumptions may not materialize in future periods, which may require the Company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

Pension Plans and Postretirement Benefits - The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by SFAS No. 87, the Company uses a calculated value of plan assets (which is further described below). SFAS No. 87 requires that the effects of the performance of the pension plans' assets and changes in pension liability discount rates on the Company's computation of pension income (expense) be amortized over future periods.

The most significant element in determining the Company's pension expense in accordance with SFAS No. 87 is the expected return on plan assets. In 2002, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%-9.0%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2002, the Company determined this rate to be 6.75%.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes 1, 10 and 11 of Notes to Consolidated Financial Statements, which is included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos personal injury claims. Congoleum has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum. When consummated, this agreement will result in a global settlement of more than 75% of the asbestos personal injury claims pending against Congoleum. The agreement in principle also contemplates Congoleum pursuing a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave its non-asbestos creditors unimpaired and would resolve all pending and future personal injury asbestos claims against Congoleum and its distributors and affiliates, including the Company. Confirmation of such a plan will require, among other things, the supporting votes of at least 75% of Congoleum's asbestos claimants who vote on the plan, as well as a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code.

There can be no assurance that the Company or Congoleum will be successful in realizing these goals in this regard or in obtaining the necessary votes, consents and approvals, or in implementing the desired plan terms. As a result, any settlement reached by Congoleum or the Company with their asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability by Congoleum pursuing a global settlement of its and its affiliates', including the Company's, pending asbestos claims and soliciting consents for and filing a prepackaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (ii) timely negotiating and entering into settlement agreements on satisfactory terms with a sufficient majority of asbestos claimants, (iii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution(s) in connection with Congoleum's plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the ongoing process arising from the strategy to settle asbestos liability, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan and (vii) compliance with the United States Bankruptcy Code, including section 524(g).

As a result of Congoleum's significant liability and funding exposure for asbestos claims, there can be no assurance that if Congoleum were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company. If the Company is not able to have all of its pending and future asbestos claims resolved pursuant to Congoleum's anticipated plan of reorganization, the Company' asbestos liability and funding exposure would likely increase significantly, which increase would likely have a material adverse effect on the Company's business, operations and financial condition and possibly its ability to continue as a going concern.

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes 1, 10 and 11 of Notes to the Consolidated Financial Statements, which are included in this report.

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

The Company and its majority-owned subsidiary Congoleum, may incur substantial liability for other product and general liability claims.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum operate in highly competitive markets and some of their competitors have greater resources, and in order to be successful, the Company and Congoleum must keep pace with and anticipate changing customer preferences.

The market for the Company's and its majority-owned subsidiary Congoleum's products and services is highly competitive. Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, to the extent any of the Company's or Congoleum's competitors make a filing under Chapter 11 of the United States Bankruptcy Code and emerge from bankruptcy as a continuing operating company that has shed much of their pre-filing liabilities, those competitors could have a cost competitive advantage over Congoleum. In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

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

The Company and its majority-owned subsidiary Congoleum are subject to the effects of general economic conditions. A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition. Moreover, their businesses are affected by the economic factors that affect their respective industries.

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

The Company's tape and flooring divisions principally sell their products through distributors. Sales to five unaffiliated customers accounted for approximately 25% of the Company's tape division's net sales for the year ended December 31, 2002 and 27% of its net sales for the year ended December 31, 2001. The loss of two or more of those customers could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. While most of Congoleum's distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of Congoleum's distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, and financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 59% of Congoleum's net sales for the year ended December 31, 2002 and 48% of Congoleum's net sales for the year ended December 31, 2001.

The Company's subsidiary K&M Associates L.P. sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M Associates L.P.'s customers accounted for approximately 75% of its net sales for the year ended December 31, 2002 and 74% of its net sales for the year ended December 31, 2001. The loss of K&M Associates L.P.'s largest customer would likely have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its consolidated financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 2002 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2002, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     American Biltrite Inc. and Subsidiaries

                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                                  December 31
                                                                2002       2001
                                                              ------------------

Assets
Current assets:
   Cash and cash equivalents                                  $ 20,161  $ 16,804
   Short-term investments                                           --     1,416
   Accounts and notes receivable, less allowances of $2,862
     in 2002 and $4,227 in 2001 for doubtful accounts and
     discounts                                                  41,217    39,768
   Inventories                                                  94,878    93,923
   Deferred income taxes                                         9,459     8,033
   Prepaid expenses and other current assets                    11,649    11,335
                                                              ------------------
Total current assets                                           177,364   171,279

Property, plant and equipment, net                             147,766   150,659

Other assets:
   Insurance for asbestos-related liabilities                    8,500    60,787
   Goodwill, net                                                11,300    23,773
   Deferred income taxes                                            --     1,335
   Other assets                                                 16,940    16,085
                                                              ------------------
                                                                36,740   101,980
                                                              ------------------

Total assets                                                  $361,870  $423,918
                                                              ==================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

                                                               December 31
                                                           2002           2001
                                                       ------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                    $  25,684      $  28,501
   Accrued expenses                                       77,672         48,253
   Notes payable                                          15,276         11,646
   Current portion of long-term debt                      21,061          1,038
                                                       ------------------------
Total current liabilities                                139,693         89,438

Long-term debt, less current portion                     104,210        125,123
Asbestos-related liabilities                               8,500         68,627
Other liabilities                                         61,121         51,530
Noncontrolling interests                                     808         11,952

Stockholders' equity:
   Common stock, par value $.01,
     authorized 15,000,000 shares,
     issued 4,607,902 shares                                  46             46
   Additional paid-in capital                             19,548         19,548
   Retained earnings                                      62,376         80,752
   Accumulated other comprehensive loss                  (19,300)        (7,966)
                                                       ------------------------
                                                          62,670         92,380
Less cost of shares of common stock in
   treasury (1,166,351 shares in 2002
   and 1,166,317 shares in 2001)                          15,132         15,132
                                                       ------------------------
Total stockholders' equity                                47,538         77,248
                                                       ------------------------

Total liabilities and stockholders' equity             $ 361,870      $ 423,918
                                                       ========================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                      Consolidated Statements of Operations
               (In thousands of dollars, except per share amounts)

                                                     Years ended December 31
                                                   2002        2001       2000
                                                --------------------------------
Revenues:
  Net sales                                     $ 442,033    $410,686   $416,104
  Interest                                            330         910      2,041
  Other                                             3,063       2,175      1,358
                                                --------------------------------
                                                  445,426     413,771    419,503
Costs and expenses:
  Cost of products sold                           318,887     296,250    298,558
  Selling, general and administrative
    expenses                                      129,939     102,389    100,953
  Distributor transition costs                         --          --      7,717
  Interest                                         11,374      10,937      9,407
                                                --------------------------------
                                                  460,200     409,576    416,635
Income (loss) before income taxes and
  other items                                     (14,774)      4,195      2,868
Provision for income taxes                            360       1,814        770
                                                --------------------------------
                                                  (15,134)      2,381      2,098
Noncontrolling interests                            6,221         435      3,235
                                                --------------------------------
Net (loss) income before accounting change         (8,913)      2,816      5,333
Cumulative effect of accounting change             (7,742)         --         --
                                                --------------------------------

Net (loss) income                               $ (16,655)   $  2,816   $  5,333
                                                ================================

Net (loss) income per share before
  cumulative effect of accounting
  change, basic                                 $   (2.59)   $   0.82   $   1.52
Cumulative effect of accounting change              (2.25)         --         --
                                                --------------------------------
Net (loss) income, basic                        $   (4.84)   $   0.82   $   1.52
                                                ================================

Net (loss) income per share before
  cumulative effect of accounting
  change, diluted                               $   (2.59)   $   0.82   $   1.51
Cumulative effect of accounting change              (2.25)         --         --
                                                --------------------------------
Net (loss) income, diluted                      $   (4.84)   $   0.82   $   1.51
                                                ================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                            (In thousands of dollars)

                                                                               Accumulated
                                                    Additional                    Other                       Total
                                            Common   Paid-in      Retained    Comprehensive     Treasury  Stockholders'
                                            Stock    Capital      Earnings        Loss           Stock        Equity
                                            ---------------------------------------------------------------------------

Balance at December 31, 1999                $46      $19,423      $ 75,730       $ (3,347)      $(13,471)    $ 78,381

Comprehensive income:
   Net income for 2000                                               5,333                                      5,333
   Other comprehensive loss                                                        (2,167)                     (2,167)
                                                                                                             --------
   Total comprehensive income                                                                                   3,166

Tax benefit on exercise of options                        98                                                       98
Dividends declared ($.50 per share)                                 (1,759)                                    (1,759)
Effects of Congoleum capital transactions                              359                                        359
Exercise of stock options                                                                            249          249
Purchase of treasury stock                                                                          (947)        (947)
                                            -------------------------------------------------------------------------
Balance at December 31, 2000                 46       19,521        79,663         (5,514)       (14,169)      79,547

Comprehensive income:
   Net income for 2001                                               2,816                                      2,816
   Other comprehensive loss                                                        (2,452)                     (2,452)
                                                                                                             --------
   Total comprehensive income                                                                                     364

Tax benefit on exercise of options                        27                                                       27
Dividends declared ($.50 per share)                                 (1,727)                                    (1,727)
Exercise of stock options                                                                            103          103
Purchase of treasury stock                                                                        (1,066)      (1,066)
                                            -------------------------------------------------------------------------
Balance at December 31, 2001                 46       19,548        80,752         (7,966)       (15,132)      77,248

Comprehensive loss:
   Net loss for 2002                                               (16,655)                                   (16,655)
   Other comprehensive loss                                                       (11,334)                    (11,334)
                                                                                                             --------
   Total comprehensive loss                                                                                   (27,989)

Dividends declared ($.50 per share)                                 (1,721)                                    (1,721)
                                            -------------------------------------------------------------------------

Balance at December 31, 2002                $46      $19,548      $ 62,376       $(19,300)      $(15,132)    $ 47,538
                                            =========================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)

                                                               Years ended December 31
                                                             2002        2001        2000
                                                          --------------------------------
Operating activities
Net (loss) income                                         $(16,655)   $  2,816    $  5,333
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
   Depreciation and amortization                            17,521      18,773      17,239
   Provision for doubtful accounts                           3,306       2,777       1,054
   Deferred income taxes                                     2,635         401      (1,705)
   Cumulative effect of accounting change                    7,742          --          --
   Gain on sale of property, plant and equipment                --        (809)         --
   Changes in certain operating assets and liabilities,
    exclusive of those arising from acquisitions:
     Accounts and notes receivable                          (4,401)      4,020     (15,726)
     Inventories                                              (288)     (4,925)     (2,386)
     Prepaid expenses and other current assets                 449      (7,503)     (2,811)
     Accounts payable and accrued expenses                  16,168      (8,953)      3,414
     Noncontrolling interests                               (6,221)       (435)     (3,235)
     Other                                                  (4,182)      1,258       2,383
                                                          --------------------------------
Net cash provided by operating activities                   16,074       7,420       3,560

Investing activities
Purchases of short-term investments                             --      (4,175)    (23,392)
Proceeds from sales of short-term investments                1,416      14,856      30,527
Investments in property, plant and equipment               (13,751)    (25,240)    (20,817)
Proceeds from sale of property, plant and equipment             --       1,575          --
Purchase of Congoleum Class A shares                            --          --        (437)
Acquisition of certain Swank assets                             --      (4,646)         --
Acquisition of Janus Flooring                                   --          --      (2,979)
Purchase of additional partnership interests in K&M             --      (2,066)     (1,314)
                                                          --------------------------------
Net cash used in investing activities                      (12,335)    (19,696)    (18,412)

Financing activities
Long-term borrowings                                            --      24,787          --
Payments on long-term debt                                  (1,032)    (10,715)     (4,630)
Net short-term borrowings (payments)                         3,585         (52)     11,499
Purchase of treasury shares                                     --      (1,066)     (1,144)
Dividends paid                                              (1,721)     (1,727)     (1,759)
Proceeds from exercise of stock options                         --         103         249
                                                          --------------------------------
Net cash provided by financing activities                      832      11,330       4,215

Effect of foreign exchange rate changes on cash             (1,214)        891         211
                                                          --------------------------------
Increase (decrease) in cash and cash equivalents             3,357         (55)    (10,426)

Cash and cash equivalents at beginning of year              16,804      16,859      27,285
                                                          --------------------------------

Cash and cash equivalents at end of year                  $ 20,161    $ 16,804    $ 16,859
                                                          ================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                            (In thousands of dollars)

                                December 31, 2002


1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as "ABI" or the "Company"), as well as entities over which it has voting control. In 1995, ABI gained voting control over Congoleum Corporation ("Congoleum") and K&M Associates L.P. ("K&M"). Upon consolidation intercompany accounts and transactions, including transactions with associated companies that result in intercompany profit, are eliminated.

As more fully discussed in Notes 10 and 11 of Notes to Consolidated Financial Statements, the Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and has announced its intent to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. The plan contemplated by Congoleum would permit shareholders, including ABI, to retain their existing equity interests in Congoleum. As part of Congoleum's plan of reorganization, ABI expects that its current and future asbestos claims related to its former Tile Division operations will be channeled to the trust established in connection with Congoleum's Chapter 11 plan of reorganization, resolving ABI's present and future asbestos liability relating to those former operations. In return for receiving this relief, ABI expects to contribute to the trust that would be established in connection with Congoleum's Chapter 11 reorganization certain insurance rights that ABI has relating to insurance policies that cover asbestos liabilities and under which ABI is a named insured, and a note in an aggregate principal amount equal to a least 51% of the equity value of Congoleum, with payment of such contribution secured by a pledge by ABI of 51% of the common stock of Congoleum. Because it maintains a controlling interest, ABI has continued to consolidate Congoleum's results, which included losses of $16.1 million in excess of the value of its investment in Congoleum at December 31, 2002. For more information regarding Congoleum's and ABI's asbestos liabilities and plans for resolving those liabilities, please refer to Notes 10 and 11 of Notes to Consolidated Financial Statements. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company and its majority-owned subsidiary have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" for factors that could cause actual results to differ from Congoleum's and ABI's goals for resolving their asbestos liabilities.

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have generally been within management's expectations. For the years ended December 31, 2002, 2001 and 2000, the Company had two customers that accounted for 32%, 26% and 24% of net sales, respectively. At December 31, 2002, 2001 and 2000, one customer accounted for 19%, 14% and 23% of trade receivables outstanding, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred; major improvements are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives (thirty to forty years for buildings and building improvements, ten to fifteen years for production equipment and heavy-duty vehicles, and three to ten years for light-duty vehicles and office furnishings and equipment).

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

Debt Issue Costs

Costs incurred in connection with the issuance of long-term debt have been capitalized and are being amortized over the life of the related debt agreements. Debt issue costs at December 31, 2002 and 2001 amounted to $2,159 and $2,162, respectively, net of accumulated amortization of $1,484 and $1,148, respectively, and are included in other noncurrent assets.

Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed a transitional impairment test of goodwill and concluded that there was impairment of goodwill related to both Congoleum and Janus Flooring Corporation. The Company compared the implied fair value of goodwill to the carrying value of goodwill and it was determined that based on the fair value of the Company's assets and liabilities, there should be no goodwill recorded at either Janus Flooring Corporation or Congoleum.

Congoleum recorded an impairment loss of $10.5 million, which has been recorded as a cumulative effect of a change in accounting principle. ABI's share, 55%, in this impairment loss resulted in a charge of $5.8 million plus a charge of $1.9 million for an impairment loss related to Janus Flooring Corporation goodwill for a total charge of $7.7 million.

The remaining goodwill of $11.3 million relates to the K & M transactions, which occurred in 1995. No impairment indicators were present in relation to this goodwill.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2000:

                                                Years Ended December 31
                                             2002         2001        2000
                                           ---------    ---------   ---------
                                        (In thousands, except per share amounts)
Net (loss) income before accounting
  change:
As reported                                $  (8,913)   $   2,816   $   5,333
Goodwill amortization                             --        1,402       1,133
                                           ---------    ---------   ---------
As adjusted                                $  (8,913)   $   4,218   $   6,466
                                           =========    =========   =========

Basic (loss) income per share before
  accounting change:
As reported                                $   (2.59)   $    0.82   $    1.52
Goodwill amortization                             --          .41         .32
                                           ---------    ---------   ---------
As adjusted                                $   (2.59)   $    1.23   $    1.84
                                           =========    =========   =========

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

Environmental Remediation and Product Liabilities

The Company is subject to federal, state, and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. The recorded liabilities are not discounted for delays in future payments (see Notes 5, 7 and 10).

Asbestos Liabilities And Congoleum Plan of Reorganization

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

The Company's subsidiary Congoleum is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (See Notes 10 and 11). The recorded liability for Congoleum's asbestos-related exposures is based on the minimum estimated cost to resolve these liabilities through the contemplated plan of reorganization.

Accounting for asbestos-related costs includes significant assumptions and estimates, and actual results could differ materially from the estimates recorded.

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

Shipping and Handling Costs

Shipping and handling costs for the years ended December 31, 2002, 2001 and 2000 were $6,703, $8,442 and $9,457, respectively, and are included in selling, general and administrative expenses.

Income Taxes

The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is recorded, when necessary, to reduce the Company's deferred tax assets to amounts deemed realizable.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company follows the disclosure requirements instead of recognition of compensation expense and therefore continues to apply existing accounting rules under APB Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rate of 4.85% and 4.95%, expected dividend yield of 30.74% and 26.79%, volatility factor of the expected market price of the Company's common stock of .584 and .321, and a weighted-average expected life of the options of seven and one-half years.

The weighted-average fair value of options granted under ABI's 1997 Stock Award and Incentive Plan during 2001 was $0. The weighted-average fair value of options granted under ABI's 1999 Stock Award and Incentive Plan for directors during 2002 and 2001 was $0.10 and $0.01, respectively.

For purposes of pro forma disclosures, the estimated fair value of the ABI options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows:

                                             Years ended December 31
                                          2002           2001         2000
                                     ---------------------------------------
                                     (In thousands, except per share amounts)
Net (loss) income                    $  (16,655)    $    2,816    $    5,333
Estimated pro forma compensation
   expense from stock options                --           (244)         (248)
                                     ---------------------------------------
     Pro forma net (loss) income     $  (16,655)    $    2,572    $    5,085
                                     =======================================

Pro forma (loss) income per share:
   Basic                             $    (4.84)    $     0.74    $     1.45
   Diluted                                (4.84)          0.74          1.44

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $5,105, $4,940 and $5,486 for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign Currency Translation

The functional currency for the Company's foreign operations is the applicable local currency. Balance sheet accounts of foreign subsidiaries are translated at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders' equity. Realized exchange gains and losses (immaterial in amount) are included in current operations.

Issuances of Stock by Subsidiaries

The Company accounts for issuances of stock by its subsidiaries as capital transactions.

Earnings Per Share

Basic earnings per share have been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options (common stock equivalent) unless their inclusion would be antidilutive. In calculating diluted earnings per share, the dilutive effect of a stock option is computed using the average market price for the period.

Recently Issued Accounting Principles

In November 2002, the FASB issued Interpretation of Financial Standards (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation) which expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded. The Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are to be recognized at fair value and significant disclosure rules have been implemented even if the likelihood of the guarantor making payments is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on ABI's consolidated results of operations and financial position. ABI has adopted the disclosure provisions as of December 31, 2002.

In January, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of FIN 46 are required to be adopted by

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

1. Significant Accounting Policies (continued)

the Company in fiscal 2003. The Company does not believe the adoption of FIN 46 will have a material impact on its overall consolidated financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions are met. Adoption of this Statement is generally required in fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for all exit activities, if any, initiated after December 31, 2002.

In November 2001, Emerging Issues Task Force (EITF) issue 01-9, Accounting for Consideration Given by Vendor to Customer or Reseller of the Vendor's Products, was issued. The Company adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in net sales. The impact for the twelve month's ending December 31, 2002, 2001 and 2000 was a reduction of net sales and of selling, general and administrative expenses $4.1 million, $4.5 million and $5.1 million respectively.

Reclassifications

Certain amounts in prior years have been reclassified to permit comparison with 2002 classifications.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

2. Inventories

Inventories at December 31 consisted of the following:

                                                      2002             2001
                                                  ----------------------------

Finished goods                                      $66,341          $69,527
Work-in-process                                      12,155           11,382
Raw materials and supplies                           16,382           13,014
                                                  ----------------------------

                                                    $94,878          $93,923
                                                  ============================

At December 31, 2002, domestic inventories determined by the LIFO inventory method amounted to $61,000 ($64,873 at December 31, 2001). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $1,158 and $676 higher at December 31, 2002 and 2001, respectively.

3. Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:

                                                      2002             2001
                                                  ---------------------------

Land and improvements                               $  6,760        $  6,734
Buildings                                             72,943          70,119
Machinery and equipment                              250,622         237,484
Construction-in-progress                               6,032           9,762
                                                  ---------------------------
                                                     336,357         324,099
Less accumulated depreciation                        188,591         173,440
                                                  ---------------------------

                                                    $147,766        $150,659
                                                  ==========================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $250 and $330 for 2002 and 2001, respectively.

Depreciation expense amounted to $16,962, $16,986 and $15,720 in 2002, 2001 and 2000, respectively.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

4. Acquisitions and Purchase of Additional Partnership Interests

K&M Transactions

During 1995, ABI acquired additional partnership interests in K&M, giving ABI majority ownership and control. In conjunction with the acquisition, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to require ABI to purchase, the remaining partnership interests in K&M. During 2001 and 2000, ABI acquired an additional 10% and 6% interest from the limited partners for total consideration of $2,066 and $1,314, respectively. ABI owns a 94.5% partnership interest in K&M at December 31, 2002.

Congoleum Transactions

During 2000, ABI purchased 151,100 shares of Congoleum's Class A common stock for a total of $437. Congoleum and ABI's purchase of Congoleum's common stock resulted in an increase in ABI's investment in Congoleum of $359, which increased retained earnings. ABI's ownership interest increased to 55%. As of December 31, 2002, ABI's combined ownership of Congoleum's Class A and Class B common stock represented 69.5% of the voting control of Congoleum.

Acquisition of Janus Flooring

In October 2000, the Company acquired Janus Flooring Corporation, a wood flooring company in Toronto, Canada. The acquisition price was approximately $3,000. Assets acquired and liabilities assumed consisted of trade accounts receivable ($426), inventory ($1,937), prepaid and other current assets ($372), property, plant and equipment ($3,183), accounts payable and accrued expenses ($2,283), and debt ($2,849). Included in the assets acquired were land and buildings, which the Company sold in 2001 for $673. In connection with the acquisition, the Company recorded goodwill of $2,113, which was deemed impaired and subsequently written-off in connection with the adoption of FAS 142 as of January 1, 2002.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

4. Acquisitions and Purchase of Additional Partnership Interests (continued)

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

5. Accrued Expenses

Accrued expenses at December 31 consisted of the following:

                                                      2002             2001
                                                  ------------------------------

Accrued advertising and sales promotions            $31,289          $24,164
Asbestos-related matters                             21,295              300
Employee compensation and related benefits            7,387            8,095
Interest                                              3,803            3,887
Environmental liabilities                             1,434            1,360
Royalties                                             1,292              644
Deferred income taxes                                 3,954            3,598
Income taxes                                          1,677            1,212
Other                                                 5,541            4,993
                                                  ------------------------------

                                                    $77,672          $48,253
                                                  ==============================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

6. Financing Arrangements

Long-term debt at December 31 consisted of the following:

                                                       2002             2001
                                                  -----------------------------

8 5/8% Senior Notes, due 2008                       $ 99,724         $ 99,674
Note Purchase Agreement                               20,000           20,000
Other notes                                            5,547            6,487
                                                  -----------------------------
                                                     125,271          126,161
Less current portion                                  21,061            1,038
                                                  -----------------------------

                                                    $104,210         $125,123
                                                  =============================

8 5/8% Senior Notes due 2008

In August 1998, Congoleum issued $100,000 of 8 5/8% Senior Notes, maturing August 1, 2008, priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003, at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. The holders of the Senior Notes have no recourse to the assets of ABI or K&M.

The fair value of Congoleum's long-term debt is based on the quoted market prices for publicly traded issues. The estimated fair value of the 8 5/8% Senior Notes was approximately $45,000 and $65,000 at December 31, 2002 and 2001, respectively.

Note Purchase Agreement

During the third quarter of 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company (the "Prudential Agreement"). Under the terms of this agreement, ABI borrowed $20 million and used the proceeds to retire existing long-term and revolving debt. The new notes bear interest at 8.16% (reducing to 7.91% if a lower ratio of debt to EBITDA, as defined in the Prudential Agreement, is attained). Principal is repayable in five annual $4,000 installments beginning August 28, 2006.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

6. Financing Arrangements (continued)

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 25,000 Belgian francs (US $681) and 2,700 Singapore dollars (US $1,534). The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (5.0% at December 31, 2002) for the Singapore loan. The loans are secured by the property acquired.

In July 2001, the Company, through a Canadian subsidiary, entered into a credit agreement providing a $7,500 Canadian dollars (US $4,770) capital loan and increasing an existing operating loan facility to $12,000 Canadian dollars (US $7,632). Proceeds of the capital loan were used to fund acquisitions of property and equipment in Canada. The capital loan is payable in 20 equal quarterly installments beginning February 28, 2002 and bears interest at 6.03%. The operating loan is payable on demand and bears interest at a floating rate which averaged 4.2% at December 31, 2002.

Revolving Credit Agreements

During the third quarter of 2001, ABI also entered into a new revolving credit agreement. This agreement provides for borrowings of up to $30 million through September 28, 2004, with interest varying based upon the Company's leverage ratio (as defined in that agreement). This agreement provides for a commitment fee based on the average daily unused portion of the commitment, which varies depending on the leverage ratio. At December 31, 2002, the Company had $6,100 outstanding under this agreement with an interest rate of 2.92%.

In December 2001, Congoleum entered into a revolving credit facility, which expires in 2004 that provides for borrowings up to $30,000 depending on levels of inventory and receivables. This agreement provides for a commitment fee based on the average daily unused portion of the commitment equal to three-eighths of one percent and a servicing fee of one-tenth of one percent per annum of the revolver. Borrowings under this facility are collateralized by inventory and receivables. There were no borrowings outstanding under this facility at December 31, 2002 and 2001, however, the facility provides for standby letters of credit, which totaled $1,792 at December 31, 2002 and 2001.

In October 2002, the Company renewed a Canadian dollar note agreement for one year providing $4,500 Canadian dollars (US $2,862) at an interest rate of 4.89%.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

6. Financing Arrangements (continued)

The terms of certain of the Company's loan agreements include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures. Certain agreements also have covenants requiring maintenance of minimum net worth levels, current ratios, and fixed charge coverage ratios and maximum debt levels and debt to EBITDA ratios. Retained earnings, which were unrestricted as to such distributions, amounted to $4,214 at December 31, 2002.

Effective December 31, 2002, the Company and its lenders amended and restated the revolving credit agreement and the Prudential Agreement in order to, among other things, amend certain financial covenants. The Company obtained the amendments to provide additional flexibility. These revised covenants were established based upon actual operating results through the third quarter of 2002 and anticipated operating results thereafter. As of December 31, 2002, the Company was in compliance with all debt covenants.

In the first fiscal 2003 quarter, the Company anticipates it may not comply with certain of the amended and restated financial covenants. The Company expects to amend its loan agreements again to provide it the necessary flexibility. If it were unable to do so on satisfactory terms, it would seek financing from alternate sources. There can be no assurances that the aforementioned alternatives would be available to the Company in the future. As a result, the Company has classified these obligations as a current liability in the accompanying consolidated balance sheets.

Interest paid on all outstanding debt amounted to $12,469 in 2002, $11,119 in 2001 and $10,938 in 2000.

Principal payments on the Company's long-term obligations due in each of the next five years are as follows:

                    2003                         $21,061
                    2004                           1,072
                    2005                           1,076
                    2006                           5,080
                    2007                           4,130

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

7. Other Liabilities

Other liabilities at December 31 consisted of the following:

                                                     2002             2001
                                                  ------------------------------

Pension benefits                                    $24,808          $16,575
Environmental remediation and product
  related liabilities                                 8,517            7,838
Other postretirement benefits                         8,708            8,972
Deferred income taxes                                10,703            8,333
Accrued workers' compensation                         5,499            5,971
Accrued compensation                                    318            2,519
Other                                                 2,023            1,371
                                                  ------------------------------

                                                    $61,121          $51,530
                                                  ==============================

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

                                                     Years ended December 31
                                                     2002              2001
                                                  ---------------------------
Change in benefit obligation
Benefit obligation at beginning of year           $ 75,390           $ 74,229
Service cost                                         1,523              1,514
Interest cost                                        5,314              5,183
Plan participants' contributions                       153                150
Amendments                                              14                 --
Actuarial loss                                       4,101                297
Foreign currency exchange rate changes                 152               (347)
Benefits paid                                       (5,541)            (5,636)
                                                  ---------------------------

Benefit obligation at end of year                 $ 81,106           $ 75,390
                                                  ===========================

Change in plan assets
Fair value of plan assets at beginning of year    $ 63,102           $ 67,073
Actual return on plan assets                        (5,950)              (572)
Company contributions                                4,689              2,603
Plan participants' contribution                        153                150
Foreign currency exchange rate changes                 124               (516)
Benefits paid                                       (5,541)            (5,636)
                                                  ---------------------------

Fair value of plan assets at end of year          $ 56,577           $ 63,102
                                                  ===========================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

8. Pension Plans (continued)

                                                           December 31
                                                      2002             2001
                                                   --------------------------

Funded status of the plans (underfunded)           $(24,529)         $(12,288)
Unrecognized net actuarial losses                    22,090             7,180
Unrecognized transition obligation                     (377)             (664)
Unamortized prior service cost                         (335)             (365)
                                                   --------------------------

Accrued benefit cost                               $ (3,151)         $ (6,137)
                                                   ==========================

Amounts recognized in the consolidated balance
  sheets
Accrued benefit liability                          $(24,808)         $(16,575)
Prepaid benefit obligation                              259               250
Intangible asset                                        436               564
Deferred tax asset                                    3,515             3,513
Accumulated other comprehensive loss                 17,447             6,111
                                                   --------------------------

Net amount recognized                              $ (3,151)         $ (6,137)
                                                   ==========================

The intangible asset and deferred tax asset are amounts recorded on Congoleum's balance sheet, which is included in the consolidated financial statements of ABI. The accumulated other comprehensive loss is also recorded on Congoleum's balance sheet; however, ABI's consolidated statements of stockholders' equity reflect its share, based on its ownership interest in Congoleum, of the change in minimum pension liability. At December 31, 2002 and 2001, ABI's accumulated other comprehensive loss included a component for the minimum pension liability of $14,699 and $3,363, respectively (see Note 13).

                                                      Years ended December 31
                                                     2002                2001
                                                   -----------------------------
Weighted-average assumptions
Discount rate                                          6.75%       6.75% - 7.25%
Expected return on plan assets                     7.00% - 9.00%   7.50% - 9.00%
Rate of compensation increase                      4.25% - 5.00%       5.00%

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

8. Pension Plans (continued)

At December 31, 2002, two of the Company's three pension plans have projected benefit obligations in excess of plan assets. The aggregate projected benefit obligations, accumulated benefit obligations and the fair value of the plan assets of these two plans were $74,784, $71,064 and $48,391, respectively.

                                                     Years ended December 31
                                                  2002        2001       2000
                                                --------------------------------

Components of net periodic benefit cost
Service cost                                     $ 1,587    $ 1,514    $ 1,588
Interest cost                                      5,314      5,183      5,129
Expected return on assets                         (5,513)    (5,739)    (5,896)
Amortization of prior service cost                  (195)      (195)      (231)
Amortization of transition obligation                 71        275        273
Recognized net actuarial loss (gain)                 442        (19)      (430)
                                                --------------------------------

Net periodic benefit cost                        $ 1,706    $ 1,019   $    433
                                                ================================

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% of compensation with the Company partially matching contributions. Defined contribution pension expense for the Company was $1,788, $1,793, and $1,471 for the years ended December 2002, 2001 and 2000, respectively.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

9. Postretirement Benefits Other Than Pensions

The Company maintains health and life insurance programs for retirees. The net periodic postretirement benefits cost for these programs for the years ended December 31 is as follows:

                                                  2002        2001        2000
                                                 -----------------------------

Service cost                                     $ 157       $ 142       $ 134
Interest cost                                      522         474         461
Amortization of prior service benefit             (462)       (462)       (417)
Amortization of net loss (gain)                     14          (9)         (3)
                                                 -----------------------------

Net periodic benefit cost                        $ 231       $ 145       $ 175
                                                 =============================

Weighted-average discount rate                    7.25%       7.25%       7.25%

The change in benefit obligation and the actuarial and recorded liabilities for these postretirement benefits at December 31, none of which have been funded, were as follows:

                                                  2002            2001
                                                 -----------------------

Change in benefit obligation
  Benefit obligation at end of prior year        $7,033          $6,800
  Service cost (with interest)                      157             142
  Interest cost                                     522             474
  Actuarial loss                                  1,115             121
  Benefits paid                                    (486)           (504)
                                                 -----------------------

Benefit obligation at end of year                $8,341          $7,033
                                                 =======================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

9. Postretirement Benefits Other Than Pensions (continued)

                                                    Years ended December 31
                                                     2002            2001
                                                  -------------------------

Funded status (unfunded)                           $(8,341)        $(7,033)
Unrecognized net loss (gain)                           272            (829)
Unrecognized prior service benefit                  (1,065)         (1,527)
                                                  -------------------------
Accrued postretirement benefit cost                 (9,134)         (9,389)
Less current portion                                   426             417
                                                  -------------------------

Noncurrent postretirement benefit obligations      $(8,708)        $(8,972)
                                                  =========================

The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.0% in 2002; the rate was assumed to decrease gradually to 5.0% over the next five years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of net periodic postretirement benefits cost by $59 for the year ended December 31, 2002, and would increase the accumulated postretirement benefit obligations by $605 at December 31, 2002.

10. Commitments and Contingencies

Leases
The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $6,339 in 2002, $6,173 in 2001 and $4,881 in 2000.

Future minimum payments relating to operating leases are as follows:

         2003                                            $ 5,221
         2004                                              3,712
         2005                                              2,971
         2006                                              2,114
         2007                                              2,092
   Thereafter                                              1,597
                                                         -------

   Total future minimum lease payments                   $17,707
                                                         =======

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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's balance sheet as shown in the following table. Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. In addition, Congoleum has announced its intent to file a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of a plan to resolve its asbestos related liabilities, and pursuant to which, the Company expects that it will resolve its asbestos-related liabilities as well. See Notes 1 and 11 for a discussion of this subject.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

                                               2002                         2001
                                       Liability   Receivable      Liability   Receivable
                                       --------------------------------------------------

Congoleum
  Environmental liabilities             $ 5,177       $ 1,995       $ 5,013       $ 2,043
  Asbestos product liability             21,295            --        53,003        45,163
  Other                                   1,281           225         1,487           200
                                       --------------------------------------------------

                                         27,753         2,220        59,503        47,406
                                       --------------------------------------------------

American Biltrite Inc.
  Environmental liabilities               3,621           875         2,898         1,250
  Asbestos product liability              8,500         8,500        15,624        15,624
  Other                                     100            --           100            --
                                       --------------------------------------------------

                                         12,221         9,375        18,622        16,874
                                       --------------------------------------------------

Consolidated
  Environmental liabilities               8,798         2,870         7,911         3,293
  Asbestos product liability             29,795         8,500        68,627        60,787
  Other                                   1,381           225         1,587           200
                                       --------------------------------------------------

                                        $39,974       $11,595       $78,125       $64,280
                                       ==================================================

Reporting Classification of
above amounts
  Accrued expenses                      $22,729                     $ 1,660
  Asbestos-related liabilities            8,500                      68,627
  Other liabilities                       8,745                       7,838
  Other current assets                       --       $ 2,220            --       $   375
  Insurance for asbestos-
    related liabilities                      --         8,500            --        60,787
     Other assets                            --           875            --         3,118
                                       --------------------------------------------------

                                        $39,974       $11,595       $78,125       $64,280
                                       ==================================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 884 pending claims involving approximately 2,341 individuals as of December 31, 2002. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31, was as follows:

                                                     2002          2001
                                                  ----------------------

Claims at January 1                                  464           330
New claims                                           528           189
Settlements                                          (11)          (15)
Dismissals                                           (97)          (40)
                                                  ----------------------

Claims at December 31                                884           464
                                                  ======================

The total indemnity costs incurred to settle claims during 2002 and 2001 were $409 and $411, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $3.8 in 2002 and $8 in 2001. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2002, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2002. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2008 was $8,500 to $14,900. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $8,500 in its financial statements. The Company also believes that based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $8,500 at December 31, 2002, which has been included in other assets. Due to the numerous variables and uncertainties, including the effect of Congoleum's contemplated plan of reorganization on the Company's liabilities, the

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a five year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

As described in Note 11, the Company's goal is to resolve all of its pending and future asbestos related liabilities as part of Congoleum's anticipated plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to three sites located in three separate states. At one of the two sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is approximately $65 million. ABI's and Ideal's share of the aggregate assessments to the PRPs to date is approximately $153. Subject to a final allocation among the PRPs, ABI's and Ideal's aggregate share of the future remediation costs is currently estimated to be approximately $731. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At another site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $2.7 million to $12.7 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated remediation costs range from approximately $11 to a payment of about $85. These estimates consider commitments from de minimus and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI. A substantial share of ABI's future remediation costs will be payable over the next two to five years. ABI and the other settling PRPs also are pursuing litigation against two PRPs who used the ILCO Site and have not settled.

At the third site, ABI has been named along with seven other PRPs with respect to three neighborhood sites ("Sites") in Atlanta, Georgia where properties within the boundaries of the Sites contain lead in the surface soil in concentrations that exceed the EPA's residential lead screening level. The EPA has requested that ABI sign an administrative consent order. ABI has reviewed the EPA notification letter and the administrative consent order and is assessing its

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

responsibility with respect to the Sites and whether it is in its interest to sign the consent order. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at this site.

A lawsuit was brought by Olin Corporation, the present owner of a former chemical plant site in Wilmington, Massachusetts (the "Olin Site"), which alleged that ABI and three defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site. A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and for approximately one month during 1964, ABI held title to the property directly.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site. Olin has estimated that the total response costs for 2003 will be approximately $5.5 million. For costs beyond 2003, ABI has estimated the range to be between $13.3 million to $26.0 million. As of December 31, 2002, ABI has estimated its potential liability for Olin to be in the range of $2.1 million to $3.7 million before any recoveries from insurance.

The State of Maine Department of Environmental Protection has put the present owner of a former ABI plant on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be approximately $1 million. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at this site.

ABI also is potentially responsible for response and remediation costs with respect to three state-supervised sites, two sites in Massachusetts, and one in New York. At these three sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. While the exact amount of the future costs to ABI resulting from its liability is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

other responsible parties and the extent to which costs may be recoverable from insurance, ABI believes, based upon current information available, that its liability for these sites will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at these sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the Southington Site, the ILCO Site, Atlanta, Georgia Sites, the Olin Site and the state supervised sites in Maine, Massachusetts and New York. An agreement was executed by ABI and it carriers regarding the payment of the defense costs for the Olin Site. ABI and its carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of December 31, 2002, the Company has accrued $3.7 million for ABI's estimable and probable amounts for contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries, net of reimbursements to certain PRP's, for approximately $0.9 million.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. See Note 11.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA, and similar state laws. In addition, in two other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to seven disposal sites in New Jersey, Pennsylvania, Maryland, Connecticut and Delaware in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

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

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

10. Commitments and Contingencies (continued)

Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.8%.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

Congoleum anticipates that these matters will be resolved over a period of years, and that after application of expected insurance recoveries, the Company will have sufficient resources to fund the costs.

Other

In the ordinary course of its business, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

11. Congoleum Asbestos Liabilities and Planned Reorganization

On January 13, 2003 ABI's subsidiary Congoleum announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it, and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. On March 31, 2003, Congoleum reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum, its affiliates, including ABI, and its distributors. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

Congoleum expects that the plan of reorganization would provide for an assignment of or grant of a security interest in certain rights in and proceeds of Congoleum's applicable insurance to a trust that would be established after a bankruptcy filing by Congoleum as part of Congoleum's

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

11. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

plan of reorganization (the "Plan Trust"), which would fund the settlement of all pending and future asbestos claims and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. Congoleum expects that its other creditors would be unimpaired under the plan and would be paid in the ordinary course of business. Congoleum expects that several months will be needed to negotiate a pre-packaged plan of reorganization, at which time it would file for bankruptcy and request court approval of the plan. Congoleum expects it would take another two to six months to confirm the plan and emerge from the process.

As part of Congoleum's plan of reorganization, ABI expects that its current and future asbestos claims related to its former Tile Division operations will be channeled to the Plan Trust, resolving ABI's present and future asbestos liability relating to those former operations. In return for receiving this relief, ABI expects to contribute to the Plan Trust certain insurance rights that ABI has relating to insurance policies that cover asbestos liabilities and under which ABI is a named insured, and a note in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of the note secured by a pledge by ABI of 51% of common stock of Congoleum.

In furtherance of the agreement in principle, on April 10, 2003, Congoleum entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement, and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims.

The Claimant Agreement establishes a compensable disease valuation matrix (the "Matrix") and allows claimants who qualify and participate in the Claimant Agreement to settle their claim for the Matrix value secured in part (75%) by the security interest in the collateral granted to the Collateral Trust. The Collateral Trust provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("pre-existing settlement agreements") with Congoleum and participating claimants who qualify for payment under unfunded settlement agreements entered into by Congoleum with plaintiffs that have asbestos claims pending against Congoleum and which claims are scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of Congoleum's anticipated Chapter 11 reorganization case ("trial-listed settlement agreements") .

The Claimant Agreement will settle claims pertaining to a pre-existing settlement agreement or trial-listed settlement agreement for a fully secured claim against the Collateral Trust, and it will

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

11. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

settle all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim against Congoleum for the remaining 25%. Under the plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. Congoleum expects that any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to and paid in accordance with the Plan Trust.

While Congoleum believes its plan is feasible and in the best interest of all Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. Congoleum expects that its costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust will be approximately $21.3 million at a minimum.

12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows:

                                                            2002          2001
                                                         ----------------------
Deferred tax assets:
  Accruals and reserves                                  $ 16,528      $ 22,234
  Net operating losses and credit carryforwards             5,820         5,739
                                                         ----------------------
Total deferred tax assets                                  22,348        27,973
Less valuation allowance                                    1,884         1,828
                                                         ----------------------
Net deferred tax assets                                    20,464        26,145

Deferred tax liabilities:
  Depreciation                                             17,053        15,421
  Insurance                                                 2,334         5,334
  Inventory                                                 3,632         2,823
  Undistributed domestic earnings                              --         2,427
  Foreign taxes                                             1,122         1,180
  Other                                                     1,521         1,523
                                                         ----------------------
Total deferred tax liabilities                             25,662        28,708
                                                         ----------------------

Net deferred tax liability                               $ (5,198)     $ (2,563)
                                                         ======================

Credit carryforwards consisted primarily of alternative minimum tax credits and state tax credits.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

12. Income Taxes (continued)

Net operating losses consisted of federal net operating loss carryforwards of $7.1 million and $8.7 million for 2002 and 2001, respectively. Management has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized at December 31, 2002 and 2001.

During 2002, 2001 and 2000, Congoleum recorded a minimum pension liability adjustment. Deferred taxes were adjusted accordingly, and the tax effect reduced or increased Congoleum's retained earnings. The tax benefit (charge) to retained earnings was $(3,512), $1,504, and $1,434 for the years ended December 31, 2002, 2001 and 2000, respectively. The consolidated statement of stockholders' equity reflects ABI's proportionate share of the net adjustment to retained earnings.

The components of income (loss) before the provision for income taxes for the years ended December 31 are as follows:

                                         2002             2001             2000
                                     ------------------------------------------

Domestic                             $(12,758)         $ 4,884          $  (663)
Foreign                                (2,016)            (689)           3,531
                                     ------------------------------------------

                                     $(14,774)         $ 4,195          $ 2,868
                                     ==========================================

Significant components of the provision for income taxes for the years ended December 31 were as follows:

                                         2002             2001             2000
                                      -----------------------------------------

Current:
  Federal                             $(2,612)         $ 1,378          $   876
  Foreign                                 259             (117)           1,123
  State                                   432              262              476
                                      -----------------------------------------
Total current                          (1,921)           1,523            2,475

Deferred:
  Federal                               2,341             (103)          (1,605)
  Foreign                                 (58)             206             (109)
  State                                    (2)             188                9
                                      -----------------------------------------
Total deferred                          2,281              291           (1,705)
                                      -----------------------------------------

                                      $   360          $ 1,814          $   770
                                      =========================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

12. Income Taxes (continued)

Deferred income taxes include benefit of $0, $90 and $470 during 2002, 2001 and 2000, respectively, for ABI's share of the undistributed earnings of Congoleum, which does not file a consolidated tax return with ABI.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 was as follows:

                                                        2002     2001     2000
                                                       -----------------------

U.S. statutory rate                                     34.0%    34.0%    35.0%
State income taxes, net of federal benefits
  and valuation allowance                               (5.0)     6.9      7.7
Undistributed domestic earnings                         10.0     (2.2)   (15.6)
Reorganization expenses                                (24.9)
Goodwill impairment                                    (14.1)
Other                                                   (2.4)     4.6     (0.2)
                                                       -----------------------

    Effective tax rate                                  (2.4%)   43.3%    26.9%
                                                       =======================

Undistributed earnings of foreign subsidiaries aggregated approximately $21,771 at December 31, 2002, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $1,853 in 2002, $1,257 in 2001 and $5,122 in 2000.

13. Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in certain minimum pension liabilities in other comprehensive income.

Components of other comprehensive income (loss) for the years ended December 31 consisted of the following:

                                                    2002       2001       2000
                                                 ------------------------------

Foreign currency translation adjustments         $      2    $(1,012)   $  (772)
Change in minimum pension liability               (11,336)    (1,440)    (1,395)
                                                 ------------------------------

                                                 $(11,334)   $(2,452)   $(2,167)
                                                 ==============================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

13. Other Comprehensive Income (continued)

Accumulated balances related to each component of other comprehensive loss as of December 31 were as follows:

                                                    2002       2001       2000
                                                 ------------------------------

Foreign currency translations adjustments        $ (4,601)   $(4,603)   $(3,591)
Minimum pension liability                         (14,699)    (3,363)    (1,923)
                                                 ------------------------------

                                                 $(19,300)   $(7,966)   $(5,514)
                                                 ==============================

14. Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per share for the years ended December 31:

                                                     2002            2001           2000
                                                  ---------------------------------------
                                                  (In thousands, except per share amounts)
Numerator:
  Net (loss) income                               $(16,655)         $2,816         $5,333
                                                  =======================================

Denominator:
  Denominator for basic income per share:
    Weighted-average shares                          3,442           3,455          3,518
  Dilutive employee stock options                       --              --             19
                                                  ---------------------------------------
  Denominator for diluted income per share:
    Adjusted weighted-average shares and
      assumed conversions                            3,442           3,455          3,537
                                                  =======================================

Basic (loss) income per share                     $  (4.84)         $ 0.82         $ 1.52
                                                  =======================================

Diluted (loss) income per share                   $  (4.84)         $ 0.82         $ 1.51
                                                  =======================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

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

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock-based awards to selected employees and independent contractors of the Company. The plan reserved 400,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (the "Committee") charged with administering the plan. During 1997, the Board of Directors approved an amendment to the plan to increase the number of shares reserved for grant from 400,000 to 550,000.

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan at no cost to them. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions, which limit the sale and transfer of these SARs and restricted stock, participants are entitled to all the rights of a shareholder.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

15. Stock Option Plans (continued)

The following tables summarize information about ABI's stock options:

                                               2002                         2001                      2000
                                        -----------------------------------------------------------------------------
                                                   Weighted-                    Weighted-                   Weighted-
                                                    Average                      Average                     Average
                                                   Exercise                     Exercise                    Exercise
                                        Shares       Price           Shares       Price          Shares       Price
                                        -----------------------------------------------------------------------------

Outstanding at beginning of year        510,440    $    19.57       543,740    $    19.28       555,840    $    18.75
Granted                                   3,500         12.20         3,000         14.00        27,000         14.51
Exercised                                    --                     (14,800)         7.00       (35,600)         7.00
Forfeited                               (44,000)        19.94       (21,500)        20.17        (3,500)        23.63
                                        -------                     -------                      ------

Outstanding at end of year              469,940    $    19.48       510,440    $    19.57       543,740    $    19.28
                                        =======                     =======                     =======

Options exercisable at end of year      468,457                     450,357                     432,357

Available for grant at end of year      113,080                      72,580                      54,080

                   Outstanding at      Weighted-      Exercisable at       Weighted-         Weighted-Average
    Range of        December 31    Average Exercise    December 31      Average Exercise        Remaining
 Exercise Price         2002             Price             2002             Price            Contractual Life
-------------------------------------------------------------------------------------------------------------
 $12.75 - $17.25        272,940         $16.55           271,457            $16.69                1.39
  20.50 -  23.63        197,000          23.53           197,000             23.53                4.08

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

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

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

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

16. Industry Segments (continued)

Segment Profit and Assets

                                               Years ended December 31
                                            2002         2001         2000
                                         -----------------------------------
Revenues
Revenues from external customers:
  Flooring products                      $ 244,546    $ 225,723    $ 221,222
  Tape products                             80,637       82,914       94,773
  Jewelry                                   78,972       62,125       51,002
  Canadian division                         37,878       39,924       49,107
                                         -----------------------------------
Total revenues from external customers     442,033      410,686      416,104

Intersegment revenues:
  Flooring products                            235          288          361
  Tape products                                138          143          154
  Jewelry                                       --           --           --
  Canadian division                          9,816        7,949        6,354
                                         -----------------------------------
Total intersegment revenues                 10,189        8,380        6,869
                                         -----------------------------------
Total revenue                              452,222      419,066      422,973

Reconciling items
  Intersegment revenues                    (10,189)      (8,380)      (6,869)
                                         -----------------------------------

Total consolidated revenues              $ 442,033    $ 410,686    $ 416,104
                                         ===================================

A major portion of the increase in Jewelry segment revenue in 2002 compared to 2001 was from the acquisition of Swank's Ladies Jewelry Division. The increase in Flooring segment revenue in 2002 resulted from strong sales of the new DuraStone product line introduced in August 2001 and improved resilient sheet sales, partially offset by lower luxury and contract tile sales.

Approximately 50%, 53% and 56% of the Canadian division's revenues from external customers were for flooring products for 2002, 2001 and 2000, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

16. Industry Segments (continued)

                                                   Years ended December 31
                                                2002         2001        2000
                                              ---------------------------------

Interest income
  Flooring products                           $    263     $    709     $ 1,799
  Tape products                                     15          105          25
  Jewelry                                           20           34          48
  Canadian division                                120          144         131
                                              ---------------------------------
Total segment interest revenue                     418          992       2,003

Reconciling items
  Corporate office interest revenue                100           56          98
  Intersegment interest revenue                   (188)        (138)        (60)
                                              ---------------------------------

Total consolidated interest income            $    330     $    910     $ 2,041
                                              =================================

Interest expense
  Flooring products                           $  8,986     $  8,797     $ 7,567
  Tape products                                    109          114         144
  Jewelry                                          515          741       1,029
  Canadian division                                109           38           1
                                              ---------------------------------
Total segment interest expense                   9,719        9,690       8,741

Reconciling items
  Corporate office interest expense              1,843        1,385         726
  Intersegment interest expense                   (188)        (138)        (60)
                                              ---------------------------------

Total consolidated interest expense           $ 11,374     $ 10,937     $ 9,407
                                              =================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

16. Industry Segments (continued)

                                                       Years ended December 31
                                                     2002        2001        2000
                                                   --------------------------------

Depreciation and amortization expense
  Flooring products                                $ 11,735    $ 12,696    $ 11,786
  Tape products                                       2,861       2,529       2,252
  Jewelry                                               831       1,548       1,387
  Canadian division                                   2,078       1,978       1,783
                                                   --------------------------------
Total segment depreciation and amortization          17,505      18,751      17,208

Reconciling items
  Corporate office depreciation                          16          22          31
                                                   --------------------------------

Total consolidated depreciation and amortization   $ 17,521    $ 18,773    $ 17,239
                                                   ================================

Segment profit
  Flooring products                                $(22,200)   $ (4,075)   $(12,158)
  Tape products                                         305       1,137       7,614
  Jewelry                                             7,301       5,633       3,444
  Canadian division                                     507       1,717       4,170
                                                   --------------------------------
Total segment profit                                (14,087)      4,412       3,070

Reconciling items
  Corporate office loss                                (716)       (145)       (298)
  Intercompany profit (loss)                             29         (72)         96
                                                   --------------------------------
Total consolidated (loss) earnings before income
  taxes and other items                            $(14,774)   $  4,195    $  2,868
                                                   ================================

Segment profit or loss is before income tax expense or benefit. Included in the flooring products segment loss for 2000 is a charge of $9 million (before tax) recorded by Congoleum in connection with a change in distributor (see Note 17).

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

16. Industry Segments (continued)

                                                            December 31
                                                        2002             2001
                                                     --------------------------
Segment assets
  Flooring products                                  $ 226,339        $ 292,031
  Tape products                                         56,561           55,983
  Jewelry                                               43,123           39,177
  Canadian division                                     30,467           31,822
                                                     --------------------------
Total segment assets                                   356,490          419,013

Reconciling items
  Corporate office assets                               19,402           15,542
  Intersegment accounts receivable                     (13,860)         (10,446)
  Intersegment profit in inventory                        (162)            (191)
                                                     --------------------------

Total consolidated assets                            $ 361,870        $ 423,918
                                                     ==========================

                                                       Years ended December 31
                                                      2002      2001      2000
                                                     ---------------------------
Expenditures for additions to long-lived assets
  Flooring products                                  $ 9,990   $10,887   $13,948
  Tape products                                        2,004     8,303     3,621
  Jewelry                                                579       858       457
  Canadian division                                    1,164     5,185     2,769
                                                     ---------------------------
Total expenditures for additions to long-lived
  assets
                                                      13,737    25,233    20,795

Reconciling items
Corporate office expenditure for additions to
  long-lived assets                                       14         7        22
                                                     ---------------------------
Total expenditures for additions to long-lived
  assets
                                                     $13,751   $25,240   $20,817
                                                     ---------------------------

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

16. Industry Segments (continued)

Geographic Area Information

                                                    Years ended December 31
                                                  2002        2001        2000
                                                --------------------------------

Revenues from external customers
  United States                                 $373,312    $340,624    $346,583
  Canada                                          37,198      37,821      35,661
  Mexico                                           5,512       6,929       7,238
  Europe                                          16,871      16,599      16,436
  Asia                                             7,474       6,719       7,119
  Other                                            1,666       1,994       3,067
                                                --------------------------------

Total revenues from external customers          $442,033    $410,686    $416,104
                                                ================================

Revenues are attributed to regions based on the location of customers.

                                                             December 31
                                                        2002              2001
                                                      --------------------------

Long-Lived Assets by Area
  United States                                       $159,940          $228,308
  Canada                                                21,271            21,094
  Mexico                                                     9                 9
  Europe                                                 1,070               890
  Asia                                                   2,216             2,338
                                                      --------------------------

Total long-lived assets                               $184,506          $252,639
                                                      ==========================

17. Distributor Transition Costs

During the third quarter of 2000, Congoleum announced the appointment of Mohawk Industries, Inc. as a national distributor. At the same time, Congoleum announced it was terminating its distribution arrangements with LDBrinkman & Co., who had been its exclusive distributor in much of the southwestern United States.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

17. Distributor Transition Costs (continued)

Congoleum recorded a charge of $7.7 million in the fourth quarter of 2000 to provide for the nonrecurring costs associated with the transition. Included in this charge were certain costs incurred by Congoleum for establishing Mohawk as a distributor, which included training, meetings and legal costs. Congoleum also agreed to subsidize a portion of the costs of merchandising materials for Mohawk such as samples and displays. Also included in the charge were certain termination payments to be made to LDBrinkman pursuant to the terms of the settlement agreement. These costs were paid as of December 31, 2001.

Congoleum also re-evaluated its allowance for doubtful accounts in light of the settlement agreement and concluded it should be reduced by $1.8 million, which was recorded as a credit to bad debt expense in the fourth quarter of 2000.

A summary of the distributor transition costs recorded in 2000 appears below:

Costs of establishing Mohawk as a distributor                          $3,076
LDBrinkman termination costs                                            4,641
                                                                       ------
                                                                        7,717
                                                                       ------
Impact on gross margin of estimated sales returns                       1,291
                                                                       ------

Total reduction in Congoleum's pre-tax income                           9,008
Tax effect                                                              2,959
                                                                       ------

Total reduction in Congoleum's net income                              $6,049
                                                                       ======

The resolution of this matter did not have a material effect on the results of operations for the year ended December 31, 2001.

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

18. Quarterly Financial Information (Unaudited)

                                          First            Second           Third           Fourth
                                         Quarter           Quarter         Quarter          Quarter
                                       -------------------------------------------------------------
                                                (In thousands, except per share amounts)
2002
 Net sales                             $ 102,738         $ 121,977         $111,771        $ 105,547
 Gross profit                             27,936            34,076           33,167           27,967
 Net (loss) income before
   accounting change                        (775)            1,645            1,442          (11,225)
 Cumulative effect of
   accounting change                      (7,742)
 Net (loss) income                        (8,517)            1,645            1,442          (11,225)

 Net (loss) income per share,
   basic and diluted:
   Net (loss) income before
     accounting change                     (0.22)             0.48             0.42            (3.26)
   Cumulative effect of
     accounting change                     (2.25)
   Net (loss) income                       (2.47)             0.48             0.42            (3.26)

2001
 Net sales                             $  97,353         $  97,662         $109,891        $ 105,780
 Gross profit                             23,712            25,597           33,420           31,707
 Net (loss) income                        (1,991)             (680)           2,702            2,785

 Net (loss) income per share,
   basic and diluted                       (0.57)            (0.20)            0.79             0.81

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                      /s/ Ernst & Young LLP

Boston, Massachusetts
April 10, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 7, 2003 filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 7, 2003 filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 7, 2003 filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 7, 2003 filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Financial Statements and Financial Statement Schedules

      (1) The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8:

                  Consolidated balance sheets - December 31, 2002 and 2001, pages 28 & 29

                  Consolidated statements of operations -
                  Years ended December 31, 2002, 2001 and 2000, page 30

                  Consolidated statements of stockholders' equity - Years ended December 31, 2002, 2001 and 2000, page 31

                  Consolidated statements of cash flows -
                  Years ended December 31, 2002, 2001 and 2000, page 32

                  Notes to consolidated financial statements, pages 33 through 75

      (2)   The following financial statement schedule is included in Item 15
            (d)

                 SCHEDULE II - Valuation and Qualifying Accounts

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)   Listing of Exhibits

            The listing of exhibits required under this item is incorporated herein by reference to pages 86 through 89 of this Form 10-K.

(b) Reports on Form 8-K. We filed a report on Form 8-K on January 14, 2003 setting forth the press release relating to its majority-owned subsidiary Congoleum Corporation's strategy for resolving current and future asbestos claims liability.

(c) Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(d) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 79 of this Form 10-K.

                     American Biltrite Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 2002, 2001 and 2000

                             (Dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------------
  COL. A                                 COL. B         COL. C           COL. D         COL. E        COL. F            COL. G
----------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                        --------------------------------------
                                                                       Charged to
                                       Balance at       Charged to       Other
                                      Beginning of      Costs and      Accounts --                 Deductions --       Balance at
Description                              Period          Expenses       Describe         Other       Describe        End of Period
----------------------------------------------------------------------------------------------------------------------------------

2002

 Allowances for doubtful accounts
  and cash discounts                     $4,227           $3,306                                     $4,671(A)           $2,862
                                         =========================================================================================

2001

 Allowances for doubtful accounts
   and cash discounts                    $4,092           $2,777                                     $2,642(A)           $4,227
                                         =========================================================================================

2000

  Allowances for doubtful accounts
    and cash discounts                   $5,543           $1,054                                     $2,505(A)           $4,092
                                         =========================================================================================

(A) Represents accounts charged off during the year, net of recoveries.

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN BILTRITE INC.

                                       (Registrant)


Date: April 15, 2003                by: /s/ Howard N. Feist III
      --------------                    -----------------------
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


Date: April 15, 2003                    by: /s/ Roger S. Marcus
      --------------                    -----------------------
                                        Roger S. Marcus, Chairman of the
                                        Board, Chief Executive Officer
                                        and Director


Date: April 15, 2003                    by: /s/ Richard G. Marcus
      --------------                    -------------------------
                                        Richard G. Marcus, President, Chief
                                        Operating Officer and Director


Date: April 15, 2003                    by: /s/ William M. Marcus
      --------------                    -------------------------
                                        William M. Marcus, Executive Vice
                                        President, Treasurer, Chairman of
                                        the Executive Committee and Director


Date: April 15, 2003                    by: /s/ John C. Garrels III
      --------------                    ---------------------------
                                        John C. Garrels III, Director


Date: April 15, 2003                    by: /s/ Kenneth I. Watchmaker
      --------------                    -----------------------------
                                        Kenneth I. Watchmaker, Director


Date: April 15, 2003                    by: /s/ Edward J. Lapointe
      --------------                    --------------------------
                                        Edward J. Lapointe, Controller


Date: April 15, 2003                    by: /s/ Gilbert K. Gailius
      --------------                    --------------------------
                                        Gilbert K. Gailius, Director

Date: April 15, 2003                    by: /s/ Howard N. Feist III
      --------------                    ---------------------------
                                        Howard N. Feist III
                                        Vice President Finance and
                                        Chief Financial Officer

                                  CERTIFICATION

I, Roger S. Marcus, certify that:

1.    I have reviewed this annual report on Form 10-K of American Biltrite Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003                /s/  Roger S. Marcus

                                     Roger S. Marcus
                                     Chairman of the Board, Chief Executive
                                     Officer and Director

                                  CERTIFICATION

I, Howard N. Feist III, certify that:

1.    I have reviewed this annual report on Form 10-K of American Biltrite Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 15, 2003         /s/  Howard N. Feist III

                              Howard N. Feist III
                              Vice President Finance and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.                            Description                                      Page No.
------------------------------------------------------------------------------------------------

3(1)    VII               Restated Certificate of Incorporation                             --

3(2)    I                 By-Laws, amended and restated as of                               --
                          March 13, 1991

4(1)                      Any instrument defining the rights of holders of                  --
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

10(1)   III               Joint Venture Agreement dated as of December 16,                  --
                          1992 by and among American Biltrite Inc., Resilient
                          Holdings Incorporated, Congoleum Corporation,
                          Hillside Industries Incorporated and Hillside
                          Capital Corporation

10(2)   IV                Closing Agreement dated as of March 11, 1993 by and               --
                          among American Biltrite Inc., Resilient Holdings
                          Incorporated, Congoleum Corporation, Hillside
                          Industries Incorporated and Hillside Capital
                          Corporation

10(3)   IX, II            1993 Stock Award and Incentive Plan as Amended and                --
                          Restated as of March 4, 1997

10(4)   VI                K&M Associates L.P. Amended and Restated Agreement                --
                          of Limited Partnership

10(5)   V                 Purchase Agreement dated as of March 31, 1995 by                  --
                          and among Ocean State and certain limited partners
                          of K&M

Exhibit No.                            Description                                      Page No.
------------------------------------------------------------------------------------------------

10(6)     V               Agreement and Plan of Merger dated as of April 1,               --
                          1995 by and among the Company, Jewelco Acquisition
                          Co., Inc., AIMPAR, Inc., Arthur I. Maier, Bruce
                          Maier and Edythe J. Wagner


10(7)     V               Option Agreement dated as of April 1, 1995 by and               --
                          among Ocean State and certain limited partners of
                          K&M

10(8)     V               Agreement and Plan of Merger dated as of May 3,                 --
                          1995 by and among the Company, Zirconia Acquisition
                          Co., Inc., Wilbur A. Cowett Incorporated and Wilbur
                          A. Cowett

10(9)     VII, II         Split-Dollar Agreement dated as of December 20,                 --
                          1996 by and between American Biltrite Inc. and
                          Michael J. Glazerman, Trustee of the Marcus Family
                          Insurance Trust u/t/d/ March 1, 1990

10(10)    VII, II         Split-Dollar Agreement dated as of December 20,                 --
                          1996 by and between American Biltrite Inc. and the
                          Marcus Family 1990 Insurance Trust

10(11)    VII, II         Split-Dollar Agreement dated as of December 20,                 --
                          1996 by and between American Biltrite Inc. and the
                          Marcus Family 1996 Irrevocable Insurance Trust
                          Dated October 28, 1996

10(12)    VII, II         Split-Dollar Agreement dated as of December 20,                 --
                          1996 by and between American Biltrite Inc. and The
                          Richard G. Marcus Irrevocable Insurance Trust of
                          1990 Dated June 1, 1990

10(13)    VII, II         Split-Dollar Agreement dated as of December 20,                 --
                          1996 by and between American Biltrite Inc. and the
                          Roger S. Marcus Irrevocable Insurance Trust Dated
                          November 29, 1996, Richard G. Marcus, Trustee

Exhibit No.                            Description                                    Page No.
------------------------------------------------------------------------------------------------

10(14) VII, II            Split-Dollar Agreement dated as of December 20,                 --
                          1996 by and between American Biltrite Inc. and the
                          Roger S. Marcus Irrevocable Insurance Trust Dated
                          November 29, 1996

10(15) VII, II            Split-Dollar Agreement dated as of January 9, 1997              --
                          by and between American Biltrite Inc. and Joseph D.
                          Burns

10(16) VII, II            Description of Supplemental Retirement Benefits for             --
                          Gilbert K. Gailius

10(17) X, II              American Biltrite Inc. Deferred Compensation Plan               --

10(18) X                  American Biltrite 1999 Stock Option Plan for                    --
                          Non-Employee Directors

10(19) XI, II             Description of Employment Arrangement for Gilbert               --
                          K. Gailius.

10(20) II, XII            Split-Dollar Agreement dated as of November 20,                 --
                          2000 by and between American Biltrite Inc. and
                          Howard N. Feist III

10(21)                    Personal Services Agreement, dated as of March 11,           90-100
                          1993, by and between Congoleum Corporation and the
                          Company; First Amendment dated as of February 8,
                          1995; Second Amendment dated as of November 15,
                          1996; Third Amendment dated as of March 10, 1998;
                          Fourth Amendment dated as of November 7, 2002

11 VIII                   Statement Re: Computation of Per Share Earnings

21(1)                     Subsidiaries of the Registrant (including each              101-102
                          subsidiary's jurisdiction of incorporation and the
                          name under which each subsidiary does business)

23 (1)                    Consent of Ernst & Young LLP, Independent Auditors             103

Exhibit No.                            Description                                    Page No.
------------------------------------------------------------------------------------------------

99(1)                     Certification of the Chief Executive Officer                104
                          pursuant to 18 U.S.C. Section 1350, as adopted
                          pursuant to Section 906 of the Sarbanes-Oxley Act
                          of 2002.

99(2)                     Certification of the Chief Financial Officer                105
                          pursuant to 18 U.S.C. Section 1350, as adopted
                          pursuant to Section 906 of the Sarbanes-Oxley Act
                          of 2002

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

   VIII Incorporated by reference to Note 14 of the Company's consolidated financial statements (filed herewith).

     IX Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on June 28, 1997.

      X Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on August 12, 1999

     XI Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    XII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Exhibit 10.21