Form 10-Q
period 2003-03-31
AMERICAN BILTRITE INC
filed 2003-05-15
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003                   Commission File Number 1-4773

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|    No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                                 Outstanding at May 9, 2003
-------------------                                 --------------------------

       Common                                             3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidated Condensed Balance Sheets as of March 31, 2003
                 (unaudited) and December 31, 2002 .......................... 3

                 Consolidated Condensed Statements of Operations for the
                 three months ended March 31, 2003 and 2002 (unaudited) .....  4

                 Consolidated Condensed Statements of Cash Flows for the
                 three months ended March 31, 2003 and 2002 (unaudited) .....  5

                 Notes to Unaudited Consolidated Condensed Financial
                 Statements .................................................  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................. 19

         Item 3. Quantitative and Qualitative Disclosures About Market Risk . 27

         Item 4. Controls and Procedures .................................... 28


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .......................................... 29

         Item 6. Exhibits and Reports on Form 8-K ........................... 29

         Signatures ......................................................... 31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands of dollars)

                                                        March 31,   December 31,
                                                          2003         2002
                                                       -------------------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                            $   6,983   $  20,161
   Restricted cash                                          3,024
   Accounts receivable, net                                51,549      41,217
   Inventories                                             97,354      94,878
   Prepaid expenses and other current assets               17,128      21,108
                                                        ---------   ---------

            TOTAL CURRENT ASSETS                          176,038     177,364

Goodwill, net                                              11,300      11,300
Other assets                                               26,751      25,440
Property, plant and equipment, net                        146,232     147,766
                                                        ---------   ---------
            TOTAL ASSETS                                $ 360,321   $ 361,870
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $  22,058   $  25,684
   Accrued expenses                                        61,579      77,672
   Notes payable                                           36,552      15,276
   Current portion of long-term debt                       21,135      21,061
                                                        ---------   ---------

            TOTAL CURRENT LIABILITIES                     141,324     139,693

Long-term debt                                            104,145     104,210
Other liabilities                                          69,312      69,621
Noncontrolling interests                                      566         808

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
      15,000,000 shares, issued 4,607,902 shares               46          46
   Additional paid-in capital                              19,548      19,548
   Retained earnings                                       58,821      62,376
   Accumulated other comprehensive loss                   (18,309)    (19,300)
   Less cost of shares in treasury                        (15,132)    (15,132)
                                                        ---------   ---------
                                                           44,974      47,538
                                                        ---------   ---------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                        $ 360,321   $ 361,870
                                                        =========   =========

See accompanying notes to consolidated condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands of dollars, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                           2003          2002
                                                        ------------------------

Net sales                                               $ 103,959     $ 102,738
Interest and other income                                     564           472
                                                        ---------     ---------
                                                          104,523       103,210
                                                        ---------     ---------
Costs and expenses:
   Cost of products sold                                   75,474        74,802
   Selling, general and administrative expenses            28,937        27,384
   Interest                                                 3,004         2,706
                                                        ---------     ---------
                                                          107,415       104,892
                                                        ---------     ---------

LOSS BEFORE INCOME TAXES AND OTHER ITEMS                   (2,892)       (1,682)
Income tax provision (benefit)                                156          (639)
Noncontrolling interests                                      (77)          268
                                                        ---------     ---------
      NET LOSS BEFORE
      ACCOUNTING CHANGE                                    (3,125)         (775)
Cumulative effect of accounting change                                   (7,742)
                                                        ---------     ---------
            Net loss                                    $  (3,125)    $  (8,517)
                                                        =========     =========

Net loss per common share before cumulative
  effect of accounting change, basic and
  diluted                                               $    (.91)    $    (.22)
Cumulative effect of accounting change                                    (2.25)
                                                        ---------     ---------
  Net loss per common share, basic
    and diluted                                         $    (.91)    $   (2.47)
                                                        =========     =========

Weighted average number of common
  and equivalent shares outstanding                         3,442         3,442
                                                        =========     =========

Dividends declared per common share                     $    .125     $    .125

See accompanying notes to consolidated condensed financial statements.

                         AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                            Three Months Ended
                                                                 March 31,
                                                            2003          2002
                                                          ----------------------
OPERATING ACTIVITIES
   Net loss                                               $ (3,125)    $ (8,517)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                         4,577        4,358
       Deferred income taxes                                    76        2,542
   Cumulative effect of accounting change                                 7,742
   Changes in operating assets and liabilities:
       Accounts and notes receivable                       (10,045)      (6,887)
       Inventories                                          (1,281)      (1,131)
       Prepaid expenses and other current
         assets                                              2,800        1,491
       Accounts payable and accrued expenses               (20,096)      (6,253)
       Noncontrolling interests                                 77         (268)
       Other                                                  (704)      (1,244)
                                                          --------     --------

     NET CASH USED BY OPERATING ACTIVITIES                 (27,721)      (8,167)

INVESTING ACTIVITIES
   Proceeds from sales of short-term investments                          1,416
   Investments in property, plant and equipment             (1,693)      (3,322)
                                                          --------     --------

     NET CASH USED BY INVESTING ACTIVITIES                  (1,693)      (1,906)

FINANCING ACTIVITIES
   Net short-term borrowings                                20,821        2,189
   Payments on long-term debt                                 (248)        (245)
   Net change in restricted cash                            (3,024)
   Dividends paid                                             (430)        (430)
                                                          --------     --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES              17,119        1,514
Effect of foreign exchange rates changes on cash              (883)         (85)
                                                          --------     --------

     DECREASE IN CASH AND CASH EQUIVALENTS                 (13,178)      (8,644)

Cash and cash equivalents at beginning of period            20,161       16,804
                                                          --------     --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  6,983     $  8,160
                                                          ========     ========

See accompanying notes to consolidated condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and in 2002 the cumulative effect of the change in accounting for goodwill) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

As more fully discussed in Note E of Notes to Unaudited Consolidated Condensed Financial Statements, the Company's majority-owned subsidiary Congoleum Corporation ("Congoleum) is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and has announced its intent to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as part of its strategy to resolve this liability. The plan contemplated by Congoleum would permit shareholders, including ABI, to retain their existing equity interests in Congoleum. In connection with Congoleum's expected pre-packaged plan of reorganization, ABI's goal is to have its current and future asbestos claims liabilities that relate to its former U.S. tile flooring operations that ABI contributed to Congoleum in 1993 in exchange for cash and an equity interest in Congoleum, channeled to a trust established in connection with Congoleum's expected pre-packaged Chapter 11 plan of reorganization, thereby resolving ABI's present and future asbestos liability relating to those former operations. If ABI is to achieve this goal, ABI expects it will contribute to the Congoleum plan trust certain insurance rights that ABI has relating to insurance policies that cover asbestos liabilities and under which ABI is a named insured, and a note in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of the note secured by a pledge by ABI of 51% of the common stock of Congoleum. Because it maintains a controlling interest in Congoleum, ABI has continued to consolidate Congoleum's results, which included losses of $18.7 million and $16.1 million in excess of the value of its investment in Congoleum at March 31, 2003 and December 31, 2002 respectively. For more information regarding Congoleum's and ABI's asbestos liabilities and plans for resolving those liabilities, please refer to Notes D and E of Notes to Unaudited Consolidated Condensed Financial Statements. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company and its majority-owned subsidiary have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" for factors that could cause actual results to differ from Congoleum's and ABI's goals for resolving their asbestos liabilities.

The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts appearing in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's presentations.

Note B - Accounting Principles

Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. Adoption of SFAS No. 141 did not have an impact on the consolidated results of operations or financial position of the Company. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed an impairment test of goodwill and concluded that there was impairment of goodwill related to both its wholly owned subsidiary Janus Flooring Corporation ("Janus Flooring") and its majority-owned subsidiary Congoleum. The Company compared the implied fair value of their goodwill to the carrying value of goodwill.

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

Recent Accounting Pronouncements

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

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for its stock-based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of fair value of Company stock over exercise price at the measurement date, except when the plan is determined to be variable in nature. The Company accounts for equity stock options granted to non-employees at fair value. During the quarters ended March 31, 2003 and 2002, the Company did not incur any pro forma compensation expense from stock options.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 in the first quarter of 2003 for all exit activities, if any, initiated after December 31, 2002.

Note C - Inventories

Inventories at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

                                      March 31,   December 31,
                                        2003          2002
                                      -------       -------

      Finished goods                  $67,715       $66,341
      Work-in-process                  14,320        12,155
      Raw materials and supplies       15,319        16,382
                                      -------       -------
                                      $97,354       $94,878
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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's balance sheet. Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. However, since ABI includes Congoleum in ABI's consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will impact upon ABI's financial statements. In addition, Congoleum has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of a plan to resolve its asbestos related liabilities.

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,010 pending claims involving approximately 2,485 individuals as of March 31, 2003. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims is as follows:

                                           Quarter Ended        Year Ended
                                           March 31, 2003   December 31, 2002
                                           ----------------------------------

Beginning claims                                 884              464
New claims                                       161              528
Settlements                                       (3)             (11)
Dismissals                                       (32)             (97)
                                           -----------------------------------

Ending claims                                  1,010              884
                                           ===================================

The total indemnity costs incurred to settle claims during the three months ended March 31, 2003 and twelve months ended December 31, 2002 were $29,000 and $411,000, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $800 in the three months ended March 31, 2003 and $3,800 in the year ended December 31, 2002. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2002, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2002. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2008 was $8.5 million to $14.9 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $8.5 million in its financial statements. The Company also believes that based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $8.5 million at December 31, 2002 and March 31, 2003, which has been included in other assets.

Due to the numerous variables and uncertainties, including the effect of Congoleum's contemplated pre-packaged plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a five year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

As more fully described in Note E, the Company's goal is to have its current and future asbestos claims liabilities channeled to a trust established in connection with Congoleum's expected pre-packaged Chapter 11 plan of reorganization, thereby resolving ABI's present and future asbestos liability.

ABI reported in its December 31, 2002 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to three sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the three month period ended March 31, 2003.

A lawsuit was brought by Olin Corporation ("Olin"), the present owner of a former chemical plant site in Wilmington, Massachusetts (the "Olin Site"), which alleged that ABI and three defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site. A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and for approximately one month during 1964, ABI held title to the property directly.

In 2000, ABI and The Biltrite Corporation ("TBC") entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the Olin Site after January 1, 1999, plus an annual reimbursement of $0.1 million for Olin's internal costs. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2003 will be approximately $5.5 million. For costs beyond 2003, ABI has estimated the range to be between $13.3 million to $26.0 million. As of March 31, 2003, ABI has estimated its potential liability to Olin to be in the range of $2.1 million to $3.7 million before any recoveries from insurance.

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

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the Olin Site and the state supervised sites. An agreement was executed by ABI and it carriers regarding the payment of the defense costs for the Olin Site. ABI and its carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of March 31, 2003, the Company has accrued $3.9 million for ABI's estimable and probable amounts for contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries, net of reimbursements to certain PRP's, for approximately $0.9 million.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. See Note E - "Congoleum Asbestos Liabilities and Planned Reorganization."

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA, and similar state laws. In addition, in three other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland, and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

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

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has self-guaranteed certain remediation funding sources and financial responsibilities. Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

Congoleum anticipates that these matters will be resolved over a period of years, and that after application of expected insurance recoveries, it will have sufficient resources to fund the costs.

Other

In addition to the matters referenced above and in Note E, in the ordinary course of their businesses, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note E - Congoleum Asbestos Liabilities and Planned Reorganization

On January 13, 2003, ABI's majority-owned subsidiary Congoleum announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, Congoleum reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum.

The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum, including personal injury asbestos claims against Congoleum's affiliates, including ABI, and distributors that derive from claims made against Congoleum. Furthermore, ABI's goal is to have its current and future asbestos claims liabilities channeled to a trust established in connection with Congoleum's expected pre-packaged Chapter 11 plan of reorganization, thereby resolving ABI's present and future asbestos liability. Approval of such a plan would require the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum who vote on the plan. Resolution of Congoleum's and ABI's asbestos liability through a Congoleum pre-packaged reorganization plan is subject to various other conditions as well, including approval by the Bankruptcy Court.

In furtherance of the agreement in principle, on April 10, 2003, Congoleum entered into a settlement agreement with various asbestos claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, Congoleum also entered into a trust agreement (the "Collateral Trust Agreement") which established a trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and a security agreement (the "Security Agreement") pursuant to which Congoleum granted the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from its insurers for asbestos claims (the "Collateral").

The Claimant Agreement establishes a compensable disease valuation matrix (the "Matrix") and allows claimants who qualify and participate in the Claimant Agreement to settle their claim for the Matrix value secured in part (75%) by the security interest in the Collateral. The Collateral Trust Agreement provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("pre-existing settlement agreements") with Congoleum and participating claimants who qualify for payment under unfunded settlement agreements entered into by Congoleum with plaintiffs that have asbestos claims pending against Congoleum and which claims are scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of Congoleum's anticipated pre-packaged Chapter 11 reorganization case ("trial-listed settlement agreements").

Pursuant to the terms and conditions of the Claimant Agreement, Congoleum will settle claims pertaining to a pre-existing settlement agreement or trial-listed settlement agreement, which settled claims will be fully secured by the Collateral, and all other claims with claimants electing to participate on the terms and conditions of the Claimant Agreement, which settled claims will be partially secured by the Collateral in an amount equal to 75% of the settled value, with the remaining 25% of the settled value being unsecured. Congoleum expects that, under its pre-packaged Chapter 11 plan, a trust will be established after Congoleum commences its pre-packaged Chapter 11 reorganization case (the "Plan Trust"). As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan, and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. Congoleum expects that the Plan Trust would fund the settlement of all pending and future asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court) to the Plan Trust pursuant to Section 524(g) of the Bankruptcy Code.

As a result of further negotiations between Congoleum and counsel representing a majority of plaintiffs with known pending asbestos claims against Congoleum, the unwillingness of the insurance companies that underwrote policies covering asbestos liabilities under which ABI is a named insured to meaningfully participate in, or consent to ABI's participation in, Congoleum's proposed pre-packaged Chapter 11 plan of reorganization, and timing concerns relating to the Congoleum's expected pre-packaged Chapter 11 case, ABI understands that it is anticipated that those agreements will be effectively amended or restated. ABI further understands that it is anticipated that the terms of those agreements, as so effectively amended or restated, will be materially similar to the current versions of those agreements.

Congoleum expects that its trade and other unsecured creditors would be unimpaired under its pre-packaged Chapter 11 plan and that its trade creditors would be paid in the ordinary course of business. Congoleum expects that several months will be needed to negotiate a pre-packaged plan of reorganization and solicit acceptances of the plan. If the requisite plan acceptances are received, Congoleum intends to commence its pre-packaged Chapter 11 case as soon as practicable after confirming that those acceptances have been received, and request court approval of the plan. After it has commenced its pre-packaged Chapter 11 case, Congoleum expects it would take another two to six months to confirm the plan and emerge from the process.

In connection with Congoleum's pre-packaged Chapter 11 plan of reorganization, ABI's goal is to have its current and future asbestos claims channeled to the Plan Trust, thereby resolving ABI's present and future asbestos liability. If ABI is to achieve this goal, ABI expects it will contribute to the Plan Trust certain insurance rights that ABI has relating to insurance policies that cover asbestos liabilities and under which ABI is a named insured, and a note in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of the note secured by a pledge by ABI of 51% of the common stock of Congoleum. There can be no assurance that ABI will be successful in realizing its goals in this regard. To date, the Company's insurers that underwrote policies covering asbestos liabilities under which ABI is a named insured have been unwilling to meaningfully participate in, or consent to ABI's participation in, Congoleum's proposed pre-packaged plan of reorganization. Furthermore, those insurers have informed ABI that they believe that any unauthorized settlement discussions with counsel representing persons with asbestos claims against ABI would violate the terms of the relevant insurance policies and that such a violation could result in a loss of coverage under those policies. If those insurers continue to take this position, the likelihood that the Company will achieve its goal of having its current and future asbestos claims liabilities channeled to the Plan Trust under Congoleum's pre-packaged plan may be substantially reduced. If ABI is not able to receive this channeling relief, the terms of ABI's participation in Congoleum's expected pre-packaged Chapter 11 plan of reorganization may change.

While Congoleum believes its contemplated pre-packaged Chapter 11 plan is feasible and in the best interest of all Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. Congoleum expects that its costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust will be approximately $21.3 million at a minimum, of which Congoleum spent $4.2 million during the first quarter of 2003.

Note F - Comprehensive Income

The following table presents total comprehensive loss for the three months ended March 31, 2003 and 2002 (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                      2003         2002
                                                    ---------------------

      Net loss                                      $(3,125)      $(8,517)
      Foreign currency translation adjustments          991          (136)
                                                    -------       -------

             Total comprehensive loss               $(2,134)      $(8,653)
                                                    =======       =======

Note G - Loss Per Share

Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

Note H - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division that produces flooring and rubber products. Congoleum, which represents the majority of the Company's flooring products segment, manufactures vinyl and vinyl composition floor coverings and sells them primarily through floor covering distributors to retailers, and to contractors for commercial and residential use. Effective October 12, 2000, the Company acquired Janus Flooring, which has been included in the flooring products segment. The tape products segment consists of two production facilities in the United States, and finishing and sales facilities in Belgium and Singapore. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

                                                         Three Months Ended
                                                              March 31,
                                                        2003             2002
                                                     --------------------------
                                                          (In thousands)

      Net sales
      Net sales to external customers:
         Flooring products                           $  55,579        $  59,891
         Tape products                                  19,369           19,270
         Jewelry                                        20,274           14,766
         Canadian division                               8,737            8,811
                                                     ---------        ---------
            Total net sales to external
               customers                               103,959          102,738
                                                     ---------        ---------
      Intersegment net sales:
         Flooring products                                  20               90
         Tape products                                      33               38
         Jewelry
         Canadian division                               1,982            3,005
                                                     ---------        ---------
            Total intersegment net sales                 2,035            3,133
                                                     ---------        ---------
                                                       105,994          105,871
      Reconciling items
         Intersegment net sales                         (2,035)          (3,133)
                                                     ---------        ---------
            Total consolidated net sales             $ 103,959        $ 102,738
                                                     =========        =========

                                                       Three Months Ended
                                                            March 31,
                                                      2003              2002
                                                   ----------------------------
                                                          (In thousands)
      Segment (loss) profit
         Flooring products                         $  (3,308)        $  (1,528)
         Tape products                                  (435)               45
         Jewelry                                       1,687               146
         Canadian division                              (174)              196
                                                   ---------         ---------
            Total segment loss                        (2,230)           (1,141)

      Reconciling items
         Corporate items                                (690)             (507)
         Intercompany profit (loss)                       28               (34)
                                                   ---------         ---------
            Total consolidated loss
            before income taxes
            and other items                        $  (2,892)        $  (1,682)
                                                   =========         =========

                                                    March 31,       December 31,
                                                      2003             2002
                                                   ----------------------------
      Segment assets
         Flooring products                         $ 220,106         $ 226,339
         Tape products                                57,994            56,543
         Jewelry                                      43,895            43,123
         Canadian division                            33,659            30,467
                                                   ---------         ---------
                Total segment assets                 355,654           356,472

      Reconciling items
         Corporate items                              26,557            19,420
         Intersegment accounts receivable            (21,756)          (13,860)
         Intersegment profit in inventory               (134)             (162)
                                                   ---------         ---------
                  Total consolidated assets        $ 360,321         $ 361,870
                                                   =========         =========

The increase in Corporate items is primarily due to an increase in Intersegment accounts receivable during the first quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's and its majority-owned subsidiary Congoleum's expectations, as of the date of this report, of future events and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission.

The Company's majority-owned subsidiary, Congoleum, is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of its strategy to resolve this liability. In addition, the Company is a defendant in a number of asbestos-related lawsuits as well. See Notes D and E of the Notes to Unaudited Consolidated Condensed Financial Statements, which are incorporated herein by reference. These matters may have a material adverse impact on the Company's or Congoleum's financial position and results of operations.

Based on its pre-packaged bankruptcy strategy, ABI's consolidated subsidiary Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established pursuant to Section 524(g) of the Bankruptcy Code. Congoleum recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million, of which Congoleum spent $4.2 million during the first quarter of 2003. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher, which could have a material effect on ABI's consolidated results of operations.

Results of Operations

Net sales for the first quarter of 2003 were $104.0 million compared to $102.7 million for the first quarter of 2002, an increase of $1.3 million or 1.2%. Flooring segment revenue of $55.6 million in the first quarter of 2003 decreased $4.3 million or 7.2% compared to $59.9 million for the first quarter of 2002 as a result of lower sales to the manufactured housing and home center channels. Jewelry segment revenue of $20.3 million in the first quarter of 2003 increased $5.5 million or 37.3% compared to $14.8 million for the first quarter of 2002 as a result of increased sales to both the department store and mass merchandiser channels. Revenues in the Tape and Canadian divisions were essentially unchanged from prior year levels.

Cost of products sold as a percentage of sales decreased to 72.6% in the first quarter of 2003 from 72.8% in the first quarter of 2002. This improvement was due to a greater proportion of higher margin jewelry sales in the overall mix. This offset lower margins at the Tape, Canadian, and flooring segments caused by lower sales volume and cost pressures.

Selling, general and administrative expenses in the first quarter of 2003 were $28.9 million, or 27.8% of sales, compared with $27.4 million, or 26.7% of sales, in the same period one year earlier. The increase in selling, general, and administrative expenses was due primarily to costs related to the jewelry segment, where these expenses are a higher percentage of sales than in the Company's other segments.

The net loss before accounting change for the first quarter of 2003 was $3.1 million compared to a net loss of $0.8 million one year earlier. This increased loss amount was primarily the result of a greater loss in the flooring segment, partly offset by higher income in the jewelry segment.

The Company's provision for tax expense in the first quarter of 2003 is due to the fact that most of the loss in the quarter is related to results at Congoleum, which is not recognizing any tax related benefit on its losses. The Company anticipates its full year consolidated effective tax rate will be in the range of 25 - 35%.

Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash, declined $10.2 million in the first quarter of 2003 to $10.0 million, compared with a decline of $8.6 million in the first quarter of 2002, primarily due to seasonal working capital requirements. Under the terms of its Revolving Credit Agreement, Congoleum's accounts receivable payments are deposited in an account assigned to its lender and the funds are used to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately available for reducing the loan balance. Working capital at March 31, 2003 was $34.7 million, down from $37.7 million at December 31, 2002. The ratio of current assets to current liabilities at March 31, 2003 was 1.25, essentially unchanged from December 31, 2002.

Capital expenditures in the first quarter of 2003 were $1.7 million compared to $3.3 million for the first quarter of 2002. It is anticipated that capital spending for the full year 2003 will be in the range of $10 - $12 million.

The Company has recorded provisions which it believes are adequate for environmental remediation and non-asbestos product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that such amounts will be paid over a period of three to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation which would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

Cash requirements for capital expenditures, working capital, debt service and any share repurchases are expected to be financed from operating activities and borrowings under existing bank lines of credit, which are presently $67.6 million in the aggregate. At March 31, 2003, $36.6 million was outstanding under these lines and $1.8 million secured outstanding letters of credit. Effective as of March 31, 2003, two of the Company's debt agreements were amended to revise certain financial covenants measured as of March 31, 2003 to allow the Company to satisfy those covenants as of that date. The Company expects to further amend these agreements before June 30, 2003, and failure to do so would result in an event of default under those agreements, which could result in the acceleration of payment by the Company of any amounts outstanding under those agreements.

On May 14, 2003, the Company declared a dividend of $.0625 per share of its common stock, payable on July 9, 2003 to stockholders of record as of June 13, 2003. This dividend represents half the amount of the quarterly dividend that the Company has regularly declared and paid since August 1998.

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

As more fully set forth in Notes A, D and E of Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos personal injury claims. Congoleum has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum. In furtherance of the agreement in principle, Congoleum entered into a settlement agreement with various asbestos claimants, which provides for a global settlement of more than 75% of the known asbestos personal injury claims pending against Congoleum. The agreement in principle also contemplates Congoleum pursuing a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured creditors unimpaired and would resolve all pending and future personal injury asbestos claims against Congoleum, including personal injury asbestos claims against Congoleum's affiliates, including ABI and distributors, that derive from claims made against Congoleum. Confirmation of such a plan will require, among other things, the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum who vote on the plan, as well as a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code.

There can be no assurance that the Company or Congoleum will be successful in realizing these goals in this regard or in obtaining the necessary votes, consents and approvals, or in implementing the desired plan terms. As a result, any settlement reached by Congoleum or the Company with their asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained or that there may not be delays, which could be significant in satisfying or obtaining them.

In connection with Congoleum's plan of reorganization, ABI's goal is to have its current and future asbestos claims liabilities related to its former U.S. tile flooring operations that it contributed to Congoleum in 1993 in exchange for cash and an equity interest in Congoleum, channeled to the trust established in connection with Congoleum's Chapter 11 pre-packaged plan of reorganization, thereby resolving ABI's present and future asbestos liability relating to those former operations. If ABI is to achieve this goal, ABI expects it will contribute to the Congoleum plan trust certain insurance rights that ABI has relating to insurance policies that cover asbestos liabilities and under which ABI is a named insured, and a note in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of the note secured by a pledge by ABI of 51% of the common stock of Congoleum. There can be no assurance that ABI will be successful in realizing its goals in this regard. To date, the Company's insurers that underwrote policies covering asbestos liabilities under which ABI is a named insured have been unwilling to meaningfully participate in, or consent to ABI's participation in, Congoleum's proposed pre-packaged plan of reorganization. Furthermore, those insurers have informed ABI that they believe any unauthorized settlement discussions with counsel representing persons with asbestos claims against ABI would violate the terms of the relevant insurance policies and that such a violation could result in a loss of coverage under those policies. If those insurers continue to take this position, the likelihood that the Company will achieve its goal of having its current and future asbestos claims liabilities channeled to the Plan Trust under Congoleum's pre-packaged plan may be substantially reduced. If ABI is not able to receive this channeling relief, the terms of ABI's participation in Congoleum's expected pre-packaged Chapter 11 plan of reorganization may change.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability by Congoleum pursuing a global settlement of its and its affiliates', including the Company's, pending asbestos claims and soliciting consents for and filing a pre-packaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (ii) timely negotiating and entering into settlement agreements on satisfactory terms with a sufficient majority of asbestos claimants, (iii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution(s) in connection with Congoleum's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the ongoing process arising from the strategy to settle asbestos liability, (vi) timely obtaining sufficient creditor and court approval of any reorganization plan and (vii) compliance with the Bankruptcy Code, including section 524(g).

As a result of Congoleum's significant liability and funding exposure for asbestos claims, there can be no assurance that if Congoleum were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company. Absent the timely passage of federal legislation that provides proper relief to ABI from its asbestos-related liabilities on a cost-effective basis, if the Company is not able to have all of its pending and future asbestos claims resolved pursuant to Congoleum's anticipated plan of reorganization, the Company's asbestos liability and funding exposure would likely increase significantly, which increase could have a material adverse effect on the Company's business, operations and financial condition and possibly its ability to continue as a going concern.

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes D and E of Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report.

The Company and its majority-owned subsidiary Congoleum may incur substantial liability for environmental claims and compliance matters.

Due to the nature of the Company's and its majority-owned subsidiary Congoleum's businesses and certain of the substances which are or have been used, produced or discharged by them, the Company's and Congoleum's operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations. The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company and Congoleum-owned sites. The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial. Although the Company and Congoleum expect that they would have sufficient resources to fund any such liabilities, there is no certainty that these amounts will not have a material adverse effect on their respective financial positions because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company or Congoleum to modify or curtail their operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The market for the Company's and its majority-owned subsidiary Congoleum's products and services is highly competitive. Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, to the extent any of the Company's or Congoleum's competitors make a filing under Chapter 11 of the Bankruptcy Code and emerge from bankruptcy as a continuing operating company that has shed much of their pre-filing liabilities, those competitors could have a cost competitive advantage over Congoleum. In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

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

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses. In particular, the same persons that serve as key executives at the Company also serve as key executives at Congoleum. The Company's future success will depend largely upon the continued service of these key executives, none of whom have an employment contract with the Company or Congoleum, as applicable, and may terminate their employment at any time without notice. Although certain key executives of the Company and Congoleum are, directly or indirectly, large shareholders of the Company or Congoleum, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to perform in their current position, could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding long-term debt as of March 31, 2003 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at March 31, 2003, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note D "Commitments and Contingencies" and Note E "Congoleum Asbestos Liabilities and Planned Reorganization" of the Notes to the Consolidated Condensed Financial Statements are incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                  Description
-----------------------------------------------------------------------

3 (1) II                     Restated Certificate of Incorporation

                             By-Laws, amended and restated as of
3 (2) I                      March 13, 1991

4 (1) Any instrument defining the rights of holders of unregistered long-term debt of American Biltrite Inc. that does not authorize the issuance of debt securities in excess of 10 percent of the total assets of American Biltrite Inc. and its subsidiaries on a consolidated basis is not filed as an exhibit to this Report. American Biltrite Inc. agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

99 (1) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      ----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)   Reports on Form 8-K

      On January 14, 2003, the Registrant filed a Current Report on Form 8-K dated the same date disclosing that it had issued a press release on January 13, 2003 relating to its majority-owned subsidiary Congoleum Corporation's strategy for resolving current and future asbestos claims liability.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN BILTRITE INC.
                                          ----------------------
                                               (Registrant)

Date: May 15, 2003                        BY: /s/ Roger S. Marcus
                                              -------------------------
                                              Roger S. Marcus
                                              Chief Executive Officer


                                          BY: /s/  Howard N. Feist III
                                              -------------------------
                                              Howard N. Feist III
                                              Vice President Finance and
                                              Chief Financial Officer

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


Date: May 15, 2003                        /s/ Roger S. Marcus
                                          --------------------------
                                          Roger S. Marcus
                                          Chief Executive Officer

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


Date: May 15, 2003                        s/ Howard N. Feist III
                                          --------------------------
                                          Howard N. Feist III
                                          Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit No.                  Description
-----------------------------------------------------------------------

3 (1) II                     Restated Certificate of Incorporation

                             By-Laws, amended and restated as of
3 (2) I                      March 13, 1991

4 (1) Any instrument defining the rights of holders of unregistered long-term debt of American Biltrite Inc. that does not authorize the issuance of debt securities in excess of 10 percent of the total assets of American Biltrite Inc. and its subsidiaries on a consolidated basis is not filed as an exhibit to this Report. American Biltrite Inc. agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

99 (1) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      ----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.