Form 10-Q
period 2003-06-30
AMERICAN BILTRITE INC
filed 2003-08-14
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003                    Commission File Number 1-4773

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
Yes |_|  No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                             Outstanding at August 8, 2003
-------------------                             -----------------------------
     Common                                           3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheets as of
                  June 30, 2003 (unaudited) and December 31, 2002..............3

                  Consolidated Condensed Statements of Operations for
                  the three and six months ended June 30, 2003 and
                  2002 (unaudited).............................................4

                  Consolidated Condensed Statements of Cash Flows for the six
                  months ended June 30, 2003 and 2002 (unaudited)..............5

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements.........................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..29

         Item 4.  Controls and Procedures.....................................30

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................31

         Item 4.  Submission of Matters to a Vote of Security Holders.........31

         Item 6.  Exhibits and Reports on Form 8-K............................31

         Signature............................................................33

         Index of Exhibits....................................................34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands of dollars)

                                                        June 30,    December 31,
                                                          2003         2002
                                                      --------------------------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  10,830     $  20,161
   Restricted cash                                         2,869
   Accounts receivable, net                               44,797        41,217
   Inventories                                            95,042        94,878
   Prepaid expenses and other current assets              17,517        21,108
                                                       ---------     ---------

            TOTAL CURRENT ASSETS                         171,055       177,364

Goodwill, net                                             11,300        11,300
Other assets                                              23,547        25,440
Property, plant and equipment, net                       143,373       147,766
                                                       ---------     ---------
            TOTAL ASSETS                               $ 349,275     $ 361,870
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $  22,166     $  25,684
   Accrued expenses                                       65,701        77,672
   Notes payable                                          32,100        15,276
   Current portion of long-term debt                      21,235        21,061
                                                       ---------     ---------

            TOTAL CURRENT LIABILITIES                    141,202       139,693

Long-term debt                                           104,113       104,210
Other liabilities                                         69,107        69,621
Noncontrolling interests                                     548           808

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
      15,000,000 shares, issued 4,607,902 shares              46            46
   Additional paid-in capital                             19,548        19,548
   Retained earnings                                      46,720        62,376
   Accumulated other comprehensive loss                  (16,877)      (19,300)
   Less cost of shares in treasury                       (15,132)      (15,132)
                                                       ---------     ---------
                                                          34,305        47,538
                                                       ---------     ---------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                       $ 349,275     $ 361,870
                                                       =========     =========

See accompanying notes to consolidated condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                   (In thousands of dollars, except per share amounts)

                                              Three Months Ended         Six Months Ended
                                                    June 30,                 June 30,
                                               2003         2002         2003        2002
                                            ------------------------------------------------

Net sales                                   $ 105,815    $ 121,977    $ 209,774    $ 224,715
Interest and other income                       1,612        1,255        2,176        1,727
                                            ---------    ---------    ---------    ---------
                                              107,427      123,232      211,950      226,442
                                            ---------    ---------    ---------    ---------
Costs and expenses:
   Cost of products sold                       82,767       87,901      158,241      162,703
   Selling, general and administrative
      expenses                                 29,129       29,090       58,066       56,474
   Asset impairment                             2,517                     2,517
   Interest expense                             2,935        2,852        5,939        5,558
                                            ---------    ---------    ---------    ---------
                                              117,348      119,843      224,763      224,735
                                            ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME
TAXES AND OTHER ITEMS                          (9,921)       3,389      (12,813)       1,707
Income tax                                      1,952        1,288        2,108          649
Noncontrolling interests                          (13)        (456)         (90)        (188)
                                            ---------    ---------    ---------    ---------
    EARNINGS (LOSS) BEFORE
    ACCOUNTING CHANGE                         (11,886)       1,645      (15,011)         870
Cumulative effect of accounting change                                                (7,742)
                                            ---------    ---------    ---------    ---------
    Net earnings (loss)                     $ (11,886)   $   1,645    $ (15,011)   $  (6,872)
                                            =========    =========    =========    =========

Net earnings (loss) per common
  share before cumulative effect
  of accounting change, basic and diluted   $   (3.45)   $     .48    $   (4.36)   $     .25
Cumulative effect of accounting change                                                 (2.25)
                                            ---------    ---------    ---------    ---------
  Net earnings (loss) per
    common share, basic and diluted         $   (3.45)   $     .48    $   (4.36)   $   (2.00)
                                            =========    =========    =========    =========

Weighted average number of
  common and equivalent shares
  outstanding                                   3,442        3,442        3,442        3,442
                                            =========    =========    =========    =========

Dividends declared per common share         $   .0625    $    .125    $   .1875    $     .25

See accompanying notes to consolidated condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                             Six Months Ended
                                                                 June 30,
                                                             2003         2002
                                                          ---------------------
OPERATING ACTIVITIES
   Net loss                                               $(15,011)    $ (6,872)
   Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation and amortization                          9,250        8,731
      Deferred income taxes                                  1,927        2,119
      Asset impairment                                       2,517
      Cumulative effect of accounting change                              7,742
      Changes in operating assets and liabilities:
         Accounts receivable                                (2,769)     (15,676)
         Inventories                                         2,697          199
         Prepaid expenses and other assets                   4,001        3,519
         Accounts payable and accrued expenses             (16,447)       7,971
         Noncontrolling interests                               90          188
         Other                                              (1,052)      (1,886)
                                                          --------     --------

      NET CASH (USED) PROVIDED BY OPERATING
      ACTIVITIES                                           (14,797)       6,035

INVESTING ACTIVITIES
   Investments in property, plant and equipment             (4,092)      (7,045)
   Proceeds from sales of short-term investments                          1,416
                                                          --------     --------

      NET CASH USED BY INVESTING ACTIVITIES                 (4,092)      (5,629)

FINANCING ACTIVITIES
   Net short-term borrowings                                15,624        4,217
   Payments on long-term debt                                 (576)        (519)
   Net change in restricted cash                            (2,869)
   Dividends paid                                             (645)        (860)
                                                          --------     --------

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                           11,534        2,838
Effect of foreign exchange rates changes on cash            (1,976)      (1,006)
                                                          --------     --------

     (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                                     (9,331)       2,238

Cash and cash equivalents at beginning of period            20,161       16,804
                                                          --------     --------
     CASH AND CASH EQUIVALENTS AT END OF
      PERIOD                                              $ 10,830     $ 19,042
                                                          ========     ========

See accompanying notes to consolidated condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, in 2003 the impairment charge related to Janus, and in 2002 the cumulative effect of the change in accounting for goodwill) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

As more fully discussed in Note E of Notes to Unaudited Consolidated Condensed Financial Statements, the Company's majority-owned subsidiary Congoleum Corporation ("Congoleum) is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and has announced its intention to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as part of its strategy to resolve this liability. The plan contemplated by Congoleum would permit shareholders, including ABI, to retain their existing equity interests in Congoleum. American Biltrite expects it would receive certain relief as may be afforded under section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. American Biltrite also expects it would make certain contributions and incur certain other obligations as part of Congoleum's plan. Because it maintains a controlling interest in Congoleum, ABI has continued to consolidate Congoleum's results, which included losses of $20.7 million and $16.1 million in excess of the carrying value of its investment in Congoleum at June 30, 2003 and December 31, 2002 respectively. For more information regarding Congoleum's and ABI's asbestos liabilities and plans for resolving those liabilities, please refer to Notes D and E of Notes to Unaudited Consolidated Condensed Financial Statements. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company and its majority-owned subsidiary have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" for factors that could cause actual results to differ from Congoleum's and ABI's goals for resolving their asbestos liabilities.

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

Note B - Accounting Principles

Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed an impairment test of goodwill and concluded that there was impairment of goodwill related to both its wholly owned subsidiary Janus Flooring Corporation ("Janus Flooring") and its majority-owned subsidiary Congoleum. The Company compared the implied fair value of their goodwill to the carrying value of goodwill and determined that based on the fair value of both Congoleum and Janus Flooring, there should be no goodwill recorded. Congoleum recorded an impairment loss of $10.5 million during the first quarter of 2002 based on this change in accounting principle. American Biltrite's share, 55%, in this impairment loss resulted in a charge of $5.8 million plus a charge of $1.9 million for an impairment loss related to Janus Flooring goodwill for a total charge of $7.7 million during the first quarter of 2002.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation of Financial Standards (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (the "Interpretation"), which expands on the accounting guidance of SFAS Nos. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded. The Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are to be recognized at fair value and significant disclosure rules have been implemented even if the likelihood of the guarantor making payments is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on ABI's consolidated results of operations and financial position.

Note C - Inventories

Inventories at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                        June 30,    December 31,
                                                          2003          2002
                                                        --------    ----------

      Finished goods                                    $69,475       $66,341
      Work-in-process                                    11,674        12,155
      Raw materials and supplies                         13,893        16,382
                                                        -------       -------
                                                        $95,042       $94,878
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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's balance sheet. Due to the relative magnitude and wide range of estimates of these liabilities and the fact that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. However, since ABI includes Congoleum in ABI's consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in ABI's consolidated financial statements. In addition, Congoleum has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of a plan to resolve its asbestos related liabilities.

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,207 pending claims involving approximately 2,744 individuals as of June 30, 2003. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims is as follows:

                                            Six Months Ended      Year Ended
                                             June 30, 2003     December 31, 2002
                                            ------------------------------------

      Beginning claims                           884                 464
      New claims                                 433                 528
      Settlements                                 (3)                (11)
      Dismissals                                (107)                (97)
                                            ------------------------------------

      Ending claims                            1,207                 884
                                            ====================================

The total indemnity costs incurred to settle claims during the six months ended June 30, 2003 and twelve months ended December 31, 2002 were $29,000 and $409,000, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $260 for the six months ended June 30, 2003 and $3,800 for the year ended December 31, 2002. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2002, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2002. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2008 was $8.5 million to $14.9 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $8.5 million in its financial statements. The Company also believes that based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $8.5 million at December 31, 2002 and June 30, 2003, which has been included in other assets.

Due to the numerous variables and uncertainties, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a five year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The Company reported in its December 31, 2002 Form 10-K that its goal was to resolve all of its pending and future asbestos related liabilities as part of Congoleum's anticipated plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The Company now anticipates that resolution of its asbestos related liabilities resulting from Congoleum's anticipated plan will be limited to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its December 31, 2002 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to three sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the three or six month periods ended June 30, 2003.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2003 will be approximately $5.5 million. For costs beyond 2003, ABI has estimated the range to be between $13.3 million to $26.0 million. As of June 30, 2003, ABI has estimated its potential liability to Olin to be in the range of $2.5 million to $4.3 million before any recoveries from insurance and net of its right of reimbursement from TBC.

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

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the Olin Site and the state supervised sites. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI and its carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of June 30, 2003, the Company has accrued $4.1 million for ABI's estimable and probable amounts for environmental-related contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries relating to those contingencies, net of reimbursements to certain PRP's, for approximately $0.9 million.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. See Note E - "Congoleum Asbestos Liabilities and Planned Reorganization."

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA, and similar state laws. In addition, in three other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland, and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those other sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

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

The outcome of these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of Congoleum.

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

The agreement in principle contemplates a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum, including any derivative liability of ABI and Congoleum's distributors that derive from claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code. Approval of an asbestos channeling injunction pursuant to section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum who vote on the plan. Resolution of Congoleum's asbestos liability through a pre-packaged reorganization plan is subject to various other conditions as well, including approval by the bankruptcy court.

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

Pursuant to the terms and conditions of the Claimant Agreement, Congoleum will settle claims pertaining to a pre-existing settlement agreement or trial-listed settlement agreement, which settled claims will be fully secured by the Collateral, and all other claims with claimants electing to participate on the terms and conditions of the Claimant Agreement, which settled claims will be partially secured by the Collateral in an amount equal to 75% of the settled value, with the remaining 25% of the settled value being unsecured. Congoleum expects that, under its pre-packaged Chapter 11 plan, a trust will be established upon consummation of Congoleum's confirmed pre-packaged Chapter 11 plan of reorganization (the "Plan Trust"). As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the plan, and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. It is expected that the Plan Trust would fund the settlement of all pending and future asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the bankruptcy court) and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the bankruptcy court) to the Plan Trust pursuant to Section 524(g) of the Bankruptcy Code.

It is expected that Congoleum's trade and other unsecured nonasbestos creditors would be unimpaired under its pre-packaged Chapter 11 plan and that its trade creditors would be paid in the ordinary course of business. ABI understands that Congoleum's goal is to finalize negotiations of a pre-packaged Chapter 11 plan of reorganization and begin soliciting acceptances for such plan by no later than August, 2003 and to commence its pre-packaged Chapter 11 case in September, 2003. After Congoleum has commenced its pre-packaged Chapter 11 case, it is expected that it would take another two to six months to confirm the plan and emerge from the process. ABI and Congoleum hope that Congoleum obtains confirmation of its plan by the end of 2003.

Congoleum expects that its costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust will be approximately $21.3 million at a minimum, of which Congoleum spent $7.1 million during the first six months of 2003.

It is expected that pursuant to Congoleum's anticipated pre-packaged Chapter 11 plan of reorganization, the Company would receive certain relief as may be afforded under section 524(g)(4) of the United States Bankruptcy Code of 1978, as amended, from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the trust established upon consummation of Congoleum's confirmed pre-packaged Chapter 11 plan of reorganization (the "Plan Trust"). The Company and Congoleum do not expect that any other asbestos claims that may be asserted against the Company would be channeled to the Plan Trust.

Pursuant to the terms of Congoleum's anticipated pre-packaged Chapter 11 plan of reorganization, the Company expects to pledge all of the shares of Congoleum stock that it owns, together with any other equity interests and rights the Company may own or hold in Congoleum, as of the later of June 30, 2005 and the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed pre-packaged Chapter 11 plan of reorganization (the "Principal Adjustment Date") pursuant to the terms of a pledge agreement (the "Pledge Agreement"), which pledge will serve as collateral securing Congoleum's obligations under a promissory note that Congoleum is expected to contribute to the Plan Trust (the "Congoleum Note").

The Company expects that the original principal amount of the Congoleum Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the Principal Adjustment Date in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of the Principal Adjustment Date, based upon (subject to certain exceptions) the total number of shares of Congoleum's common stock outstanding as of such date multiplied by the average of the closing trading prices of Congoleum's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date, exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Congoleum Note. The Company expects that interest on outstanding principal of the Congoleum Note will accrue at a rate of 9% per annum. The Company expects that interest on the Original Principal Amount will accrue and be payable quarterly and that interest on the Additional Principal Amount will accrue quarterly and be added to the Additional Principal Amount as additional principal. The Company expects that upon the earlier of August 1, 2008 and the date that all of Congoleum's 8 5/8% Senior Notes Due 2008 (the "Congoleum Senior Notes") are repaid in full, interest on the then outstanding Additional Principal Amount will then accrue and be payable quarterly.

The Company further expects that all principal on the Congoleum Note then outstanding together with any accrued but unpaid interest will be payable in full by Congoleum on the tenth anniversary of the date of the Congoleum Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Congoleum Note following an uncured event of default under the Congoleum Note. The Company expects that events of default under the Congoleum Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the Indenture governing the Congoleum Senior Notes (the "Indenture"), the breach by Congoleum of any covenant or agreement contained in the Congoleum Note which remains uncured 30 days following notice by the Plan Trust to Congoleum and the Company of the breach and a material breach of the Pledge Agreement by the Company which remains uncured 30 days following notice by the Plan Trust to the Company and Congoleum of the breach. The Company expects that the terms of the Congoleum Note would provide that, upon the occurrence of an event of default under the Congoleum Note, Congoleum and the Company would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. The Company further expects that the Congoleum Note would provide that, if the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Congoleum Note together with any accrued but unpaid interest thereon would become immediately due and payable by Congoleum if the event of default relates to an uncured event of default of the Indenture, and with regard to other events of default of the Congoleum Note, the Plan Trust may, upon notice to Congoleum and the Company, declare the aggregate outstanding principal amount of the Congoleum Note together with any accrued but unpaid interest thereon to be immediately due and payable by Congoleum. The Company further expects that the Plan Trust's rights to payment under the Congoleum Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Congoleum Senior Notes and Congoleum's credit facility, except that regularly scheduled interest payments under the Congoleum Note are expected to be payable by Congoleum so long as no default or event of default has occurred or is continuing under the Indenture or Congoleum's credit facility.

The Company further expects that, in addition to the pledge of Congoleum stock and equity rights, as additional security under the Congoleum Note, the Congoleum Note, the Pledge Agreement and the anticipated terms of Congoleum's pre-packaged Chapter 11 plan of reorganization would also provide that the Plan Trust would not be obligated to pay the Company pursuant to any rights of indemnity that the Company may have against the Plan Trust for asbestos-related claims pursuant to Congoleum's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement from 1992 to which both the Company and Congoleum are parties to (as amended, the "Joint Venture Agreement") until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such payments that would otherwise have been payable to the Company pursuant to that right of indemnity, would be set aside by the Plan Trust and held in escrow by the Plan Trust for the Company's benefit and pledged by the Company as additional collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to the Company, as further provided under Congoleum's anticipated pre-packaged Chapter 11 plan of reorganization, the Congoleum Note and the Pledge Agreement.

The Company further expects that the Congoleum Note, the Pledge Agreement and Congoleum's pre-packaged Chapter 11 plan of reorganization would also provide that Congoleum would be prohibited from making any payments to the Company pursuant to any rights of indemnity that the Company may have against Congoleum for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such payments that would otherwise have been payable to the Company pursuant to that right of indemnity, would be paid by Congoleum to the Plan Trust and the Plan Trust would set aside and hold in escrow such amounts for the Company's benefit and the Company will pledge such amounts as additional collateral securing Congoleum's obligations under the Congoleum Note until paid to the Company, as further provided under Congoleum's anticipated pre-packaged Chapter 11 plan of reorganization, the Congoleum Note and the Pledge Agreement.

The Company expects that it would be allowed to prepay the principal amount of the Congoleum Note, in whole but not in part, without any penalty or premium at any time following the Principal Adjustment Date and that any interest that may have accrued but not yet been paid at the time of any principal repayment would be due and payable at the time of the principal repayment. The Company expects that Congoleum would be obligated to repay the Company for any amounts paid by the Company pursuant to the Congoleum Note, which repayment obligation would be evidenced by a promissory note or notes to be issued by Congoleum to the Company. It is expected that any such note would have similar payment terms as those expected to be afforded to the Plan Trust with regard to the Congoleum Note, which rights of repayment are expected to be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable to the Plan Trust with regard to the Congoleum Note and with regard to amounts owing and payable pursuant to the Congoleum Senior Notes and Congoleum's credit facility, except that the right of full subordination with regard to the Congoleum Senior Notes and Congoleum's credit facility would contain an exception that would allow Congoleum to make regularly scheduled interest payments to the Company pursuant to any such note so long as no default or event of default has occurred or is continuing under the Indenture or Congoleum's credit facility.

It is further expected that if the Company prepaid the Congoleum Note and the Company sold all or substantially all of the shares of Congoleum's stock held by the Company as of the Principal Adjustment Date during the three-year period following such date, the Company would be obligated to make a contribution to the Plan Trust if the equity value of Congoleum implied by the price paid to the Company for the shares of Congoleum's stock exceeded the greater of the Original Principal Amount or 51% of Congoleum's market capitalization as of the Principal Adjustment Date, based upon (subject to certain exceptions) the total number of shares of Congoleum's common stock outstanding as of such date multiplied by the average of the closing trading prices of Congoleum's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date. In such instance, it is expected that the Company would be obligated to pay to the Plan Trust an amount equal to 50% of such excess amount. Under the expected terms of Congoleum's pre-packaged Chapter 11 plan of reorganization, Congoleum would be obligated to repay the Company for any amounts paid by the Company to the Plan Trust pursuant to this obligation. In satisfaction of Congoleum's repayment obligation it would owe to the Company, it is expected that Congoleum would issue a promissory note to the Company in a principal amount equal to the amount of any such payments made by the Company plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the promissory note which would be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Congoleum Senior Notes and Congoleum's credit facility, except that regularly scheduled interest payments could be paid on such note so long as no default or event of default has occurred or is continuing under the Indenture or Congoleum's credit facility.

The Company further expects that it will make a cash contribution in the amount of $250,000 to the Plan Trust upon formation of the Plan Trust.

The Company has previously disclosed that its goal was to have all current and future asbestos claims that may be asserted against it channeled to the Plan Trust. At the present time, Congoleum's pre-packaged Chapter 11 plan of reorganization will not provide relief to the Company for all asbestos claims that may be asserted against it and will not include an assignment of the Company 's insurance policies to the Plan Trust. The Company has not abandoned its goal of obtaining that relief at a future time if circumstances change so that the Company and Congoleum believe that the Company could attain the Company's desired channeling relief without posing significant risks to the success of Congoleum's plan of reorganization or the Company, its insurance coverage and its business. Both the Company and Congoleum, however, presently believe that it is unlikely that the Company will be successful in realizing its goal in this regard, and the Company is not actively pursuing this goal at this time.

As previously discussed, under the expected terms of Congoleum's plan of reorganization, the Company would receive certain relief as may be afforded under section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, Congoleum and the Company do not expect that any other asbestos claims that may be asserted against the Company would be channeled to the Plan Trust. The Company and Congoleum also expect that the contributions the Company would make to the Plan Trust will differ from the contributions previously publicly disclosed that might be made by the Company if it were to receive its desired relief and are expected to consist of those items referred to above in this Note E.

Note F - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                   2003       2002      2003        2002
                                                 --------    ------   --------    -------

Net earnings (loss)                              $(11,886)   $1,645   $(15,011)   $(6,872)
Foreign currency translation adjustments            1,432       810      2,423        674
                                                 --------    ------   --------    -------

      Total comprehensive income (loss)          $(10,454)   $2,455   $(12,588)   $(6,198)
                                                 ========    ======   ========    =======

Note G - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

Note H - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division that produces flooring and rubber products. The flooring products segment includes Congoleum, which represents the majority of the Company's flooring products segment and Janus Flooring Corporation. Congoleum manufactures vinyl and vinyl composition floor coverings and sells them primarily through floor covering distributors to retailers, and to contractors for commercial and residential use. Janus Flooring Corporation manufacturers prefinished hardwood flooring. The Company has announced that it plans to sell or dispose of the Janus operation during the second half of 2003. The tape products segment consists of two production facilities in the United States, and finishing and sales facilities in Belgium and Singapore. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets. The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

                                       Three Months Ended         Six Months Ended
                                             June 30,                 June 30,
                                         2003       2002          2003         2002
                                     ----------------------    -----------------------

Net Sales
Net sales to external customers:
   Flooring products*                $  57,348    $  69,865    $ 112,927    $ 129,756
   Tape products                        20,856       22,447       40,225       41,717
   Jewelry                              16,998       19,312       37,272       34,078
   Canadian division                    10,613       10,353       19,350       19,164
                                     ---------    ---------    ---------    ---------
      Total net sales to external
         customers                     105,815      121,977      209,774      224,715
                                     ---------    ---------    ---------    ---------
Intersegment net sales:
   Flooring products                        13           70           33          160
   Tape products                            39           38           72           76
   Jewelry
   Canadian division                     1,881        2,941        3,863        5,946
                                     ---------    ---------    ---------    ---------
      Total intersegment net sales       1,933        3,049        3,968        6,182
                                     ---------    ---------    ---------    ---------
                                       107,748      125,026      213,742      230,897
Reconciling items
   Intersegment net sales               (1,933)      (3,049)      (3,968)      (6,182)
                                     ---------    ---------    ---------    ---------
      Total consolidated net sales   $ 105,815    $ 121,977    $ 209,774    $ 224,715
                                     =========    =========    =========    =========

*includes Janus sales of             $   2,358    $   1,951    $   4,371    $   3,993
                                     =========    =========    =========    =========

                                         Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                           2003      2002         2003      2002
                                         ------------------    -------------------
Segment (loss) profit
   Flooring products*                    $(9,956)   $   883    $(13,264)   $  (645)
   Tape products                             235      1,088        (200)     1,133
   Jewelry                                  (107)     1,697       1,580      1,843
   Canadian division                          40        322        (134)       518
                                         -------    -------    --------    -------
      Total segment (loss) profit         (9,788)     3,990     (12,018)     2,849

Reconciling items
   Corporate  items                          (58)      (593)       (748)    (1,100)
   Intercompany loss                         (75)        (8)        (47)       (42)
                                         -------    -------    --------    -------
      Total consolidated (loss) before
        income taxes and other items     $(9,921)   $ 3,389    $(12,813)   $ 1,707
                                         =======    =======    ========    =======

*includes Janus loss of                  $(7,970)   $  (391)   $ (8,689)   $  (973)
                                         =======    =======    ========    =======

                                          June 30,   December 31,
                                            2003        2002
                                         ------------------------
Segment assets
   Flooring products*                    $ 212,794    $ 226,339
   Tape products                            57,954       56,543
   Jewelry                                  37,281       43,123
   Canadian division                        35,974       30,467
                                         ---------    ---------
      Total segment assets                 344,003      356,472

Reconciling items
   Corporate items                          21,412       19,420
   Intersegment accounts receivable        (15,931)     (13,860)
   Intersegment profit in inventory           (209)        (162)
                                         ---------    ---------
      Total consolidated assets          $ 349,275    $ 361,870
                                         =========    =========

*includes Janus assets of                $   6,532    $  12,934
                                         =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's (and its majority-owned subsidiary Congoleum's) expectations, as of the date of this report, of future events and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission.

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

Based on its pre-packaged bankruptcy strategy, ABI's consolidated subsidiary Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established pursuant to Section 524(g) of the Bankruptcy Code. Congoleum recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its recorded liability to the estimated minimum of $21.3 million, of which Congoleum spent $7.1 million during the first six months of 2003. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher, which could have a material effect on ABI's consolidated results of operations.

During the second quarter of 2003, the Company reassessed operations at its Toronto, Canada subsidiary, Janus Flooring Corporation, a manufacturer of prefinished hardwood flooring, and decided to exit this business before the end of 2003 due to its history of operating losses. The Company acquired Janus Flooring Corporation in 2000 intending it to serve as a strategic addition to the flooring product business. Included in second quarter 2003 results of operations are total charges of $8.5 million consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery.

Results of Operations

Net sales for the second quarter of 2003 were $105.8 million compared to $122.0 million in the second quarter of 2002, a decrease of $16.2 million or 13.3%. Net sales for the first six months of 2003 were $209.8 million, down $14.9 million or 6.6% from the first half of 2002. The decrease in sales for both the second quarter and six months of 2003 was primarily due to Congoleum which experienced continued weakness in the manufactured housing and home center channels while sales in the first half of 2002 benefited from initial shipments of do-it-yourself tile to a major home center and an increase in inventory level by a large distributor. Jewelry segment revenues were down $2.3 million in the second quarter of 2003 compared to 2002 due to lower sales of Back to School Programs. Revenues at the Tape division were down slightly while revenues at the Canadian division were essentially unchanged from prior year levels.

Cost of products sold as a percentage of net sales was 78.2% in the second quarter of 2003 versus 72.1% in the second quarter of 2002. For the six months ended June 30, 2003, cost of products sold as a percentage of net sales was 75.4% compared with 72.4% during the same period one year earlier. The $3.0 million charge to reduce Janus inventories to net realizable value had a significant negative impact on cost of sales percentage in both the second quarter and six months of 2003, accounting for approximately half the percentage increase. Operationally, all divisions of the Company experienced slightly lower margins in the second quarter and six months of 2003 caused by lower sales volume and cost pressures.

Selling, general and administrative expenses as a percentage of net sales were 27.5% in the second quarter of 2003 compared to 23.8% in the second quarter of 2002. For the six months ended June 30, 2003, selling general and administrative expenses as a percentage of net sales were 27.7%, up from 25.1% in the first half of 2002. In absolute dollars, expenditures for selling, general and administrative expenses were essentially at the same levels at all divisions for both the second quarter and six months of 2003 and 2002 but resulted in higher percentages due to lower sales volume.

The asset impairment charge of $2.5 million in the second quarter of 2003 was to write down to net realizable value of the plant and equipment at Janus Flooring given the anticipated disposition.

Interest and other income for the three and six months ended June 30, 2003 increased from comparable year earlier periods primarily due to foreign exchange gains at the Canadian operations generated by the strengthening of the Canadian dollar.

For the three months ended June 30, 2003, the Company had a net loss of $11.9 million versus net income of $1.6 million in the same period one year earlier. Substantially all of the loss in the second quarter of 2003 was due to the $8.5 million charge noted above for the discontinuance of Janus Flooring coupled with operating losses in the flooring segment. Other segments operated at near break even during the second quarter of 2003. For the first six months of 2003, net loss was $15.0 million versus net income before a required accounting change of $0.9 million in 2002.

The Company's provision for tax expense in the second quarter of 2003 consists primarily of $1.9 million to establish a 100% valuation allowance against deferred taxes at Janus Flooring. Congoleum and Janus Flooring are not recognizing any tax related benefit on their losses.

The Company expects the charges recorded in the second quarter of 2003 will represent the substantial majority of the expenses to exit the Janus Flooring business. Future expenses in connection with the disposition, which will be reported as losses on discontinued operations, are currently anticipated to be approximately $2 million. The Company anticipates the disposition of Janus, net of future expenses, will generate $3 million to $5 million in cash. The disposition of Janus will not have a material effect on future consolidated net sales of American Biltrite.

Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash and short term investments, declined $6.5 million in the first half of 2003 to $13.7 million, compared with an increase of $0.8 million in the first half of 2002, primarily due to settlement of accrued liabilities and accounts payable. Under the terms of its Revolving Credit Agreement, Congoleum's accounts receivable payments are deposited in an account assigned to its lender and the funds are used to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately available for reducing the loan balance. Working capital at June 30, 2003 was $29.9 million, down from $37.7 million at December 31, 2002. The ratio of current assets to current liabilities at June 30, 2003 was 1.21, down from 1.27 at December 31, 2002.

Capital expenditures in the first half of 2003 were $4.1 million compared to $7.0 million for the first half of 2002. It is anticipated that capital spending for the full year 2003 will be in the range of $10 to $12 million.

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

Cash requirements for capital expenditures, working capital, debt service and any share repurchases are expected to be financed from operating activities and borrowings under existing bank lines of credit, which are presently $67.6 million in the aggregate. At June 30, 2003, $32.1 million was outstanding under these lines and $1.8 million secured outstanding letters of credit. Effective as of June 30, 2003, two of the Company's debt agreements were amended to revise certain financial covenants measured as of that date to allow the Company to satisfy the covenants. The Company is in discussion with its lenders and expects to further amend these agreements by a required deadline of September 15, 2003. Failure to do so would result in an event of default under those agreements, which could result in the acceleration of payment by the Company of any amounts outstanding under those agreements. If that were to occur, no assurance can be given that we would have sufficient liquidity to repay our bank indebtedness in full or any of our other debts. The Company anticipates the further amendments will include granting its primary lenders a security interest in certain assets of the Company.

Under Congoleum's anticipated plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the Joint Venture Agreement, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the Plan Trust by Congoleum under the Congoleum Note remain outstanding. Instead, those amounts will be held in escrow by the Plan Trust and be pledged by the Company as collateral securing Congoleum's obligations under the Congoleum Note until paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the Congoleum Note and the Pledge Agreement. To the extent the amounts that are subject to that escrow are material, that could have a material adverse affect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow. In addition, the terms of the Congoleum plan of reorganization are expected to provide that the Company will no longer have certain other rights to receive indemnification under the Joint Venture Agreement or Congoleum's plan of reorganization for asbestos-related property damage claims. To the extent that the Company pays material amounts for asbestos-related property damage claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of Congoleum's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources. Furthermore, to the extent that the amount of any of the Company's indemnity claims against the Plan Trust are reduced to an amount less than the corresponding amount paid by the Company pursuant to the distribution procedures under the Company's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources.

The Company did not declare a dividend for the third quarter of 2003. Future dividends, if any, will be determined by the Board of Directors based upon the financial performance and capital requirements of the Company, among other considerations.

As previously discussed, ABI and Congoleum have significant liability exposure regarding asbestos-related claims. ABI expects that, based on its current claims experience, its insurance recoveries will fully cover its asbestos-related liability in the foreseeable future. To the extent ABI incurs liability for asbestos-related claims which turn out not to be recoverable from its insurance carriers (whether because the insurance carriers become insolvent or otherwise) or other persons, ABI's funding obligations with respect to those liabilities would increase. This increased funding obligation could have a material adverse effect upon ABI's liquidity and capital resources. In addition, Congoleum's pursuit of its anticipated pre-packaged Chapter 11 plan of reorganization will have a material adverse impact on Congoleum's liquidity and capital resources.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes A, D and E of Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos personal injury claims. Congoleum has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum. In furtherance of the agreement in principle, Congoleum entered into a settlement agreement with various asbestos claimants, which provides for a global settlement of more than 75% of the known asbestos personal injury claims pending against Congoleum. The agreement in principle also contemplates Congoleum pursuing a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum, including any derivative liability of the Company and Congoleum's distributors from claims asserted against Congoleum. Confirmation of an asbestos channeling injunction pursuant to section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum who vote on the plan, as well as a determination by the bankruptcy court that the plan has satisfied certain criteria under the Bankruptcy Code.

There can be no assurance that the Company or Congoleum will be successful in realizing these goals in this regard or in obtaining the necessary votes, consents and approvals, or in implementing the desired plan terms. As a result, any settlement reached by Congoleum or the Company with their asbestos plaintiffs or plan of reorganization pursued by the Company or confirmed by a bankruptcy court could vary significantly from the description in this report (including descriptions incorporated by reference in this report), including the estimated costs and contributions to effect the contemplated plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including bankruptcy court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained or that there may not be delays, which could be significant in satisfying or obtaining them. Delays in obtaining the necessary supporting votes in favor of Congoleum's plan of reorganization, as well as any other delays in getting Congoleum's plan of reorganization approved by the bankruptcy court, could result in a proceeding that takes longer, and is more costly, than Congoleum has estimated. Furthermore, any such delay could result in Congoleum's pre-packaged plan of reorganization not being confirmed by the bankruptcy court or in the abandonment of the pre-packaged plan of reorganization in favor of a non-prepackaged plan of reorganization. If a pre-packaged plan of reorganization is abandoned in favor of a non-prepackaged plan of reorganization, Congoleum would likely incur significantly more costs due to the likely greater difficulty of negotiating a plan of reorganization with more impaired classes of creditors. Also, obtaining confirmation of a plan under those circumstances would likely take a considerable amount of time and effort in order for the various parties involved to negotiate a plan in light of their potentially conflicting interests. There can be no assurance that the terms of any non-prepackaged plan of reorganization would be as favorable to Congoleum, Congoleum's shareholders, including ABI, holders of Congoleum's Senior Notes and other nonasbestos related constituents as the expected terms of Congoleum's anticipated pre-packaged plan of reorganization.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability by Congoleum pursuing a pre-packaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims and other costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum,
(ii) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (iii) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution and pledge in connection with Congoleum's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (iv) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the ongoing process arising from the strategy to settle asbestos liability, including Congoleum's ability to obtain debtor-in-possession financing from its current lender under its credit facility or from another lender, (v) timely obtaining sufficient creditor and court approval of any reorganization plan and (vi) compliance with the Bankruptcy Code, including section 524(g).

As a result of Congoleum's significant liability and funding exposure for asbestos claims, there can be no assurance that if Congoleum were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company. Any significant increase of the Company's asbestos liability and funding exposure would likely have a material adverse effect on the Company's business, operations and financial condition and possibly its ability to continue as a going concern.

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A, D and E of Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report.

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

 In the ordinary course of their businesses, the Company and its majority-owned subsidiary Congoleum become involved in lawsuits, administrative proceedings, product liability claims (in addition to asbestos related claims) and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations and financial condition if the Company or Congoleum, as applicable, is unable to successfully defend against or settle these matters and its insurance coverage is insufficient to satisfy any judgments against it or settlements relating to these matters or the Company or Congoleum, as applicable, is unable to collect insurance proceeds relating to these matters.

The Company and its majority-owned subsidiary Congoleum are dependent upon a continuous supply of raw materials from third-party suppliers and would be harmed if there were a significant, prolonged disruption in supply or increase in its raw material costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of June 30, 2003 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at June 30, 2003, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 4: Controls and Procedures

a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note D "Commitments and Contingencies" and Note E " Congoleum Asbestos Liabilities and Planned Reorganization" of the Notes to Unaudited Consolidated Condensed Financial Statements are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 7, 2003, the following action was taken:

      Three nominees were elected as Class I Directors who will hold office until the Annual Meeting of Stockholders in 2006 and until their successors are duly elected and qualify.

                                                     Withheld From
      Name                    Votes For               All Nominees
      ----                    ---------               ------------

      Gilbert K. Gailius      2,712,806                 124,289
      Frederick H. Joseph     2,755,486                  81,609
      Richard G. Marcus       2,712,486                 124,609

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

       3.1         Restated Certificate of Incorporation (2)

       3.2         By-Laws, amended and restated as of March 13, 1991 (1)

       10.1 Settlement Agreement Between Congoleum and Various Asbestos Claimants dated April 10, 2003

      10.1.1 First Amendment to Settlement Agreement Between Congoleum and Various Asbestos Claimants dated June 6, 2003

       10.2 Collateral Trust Agreement, dated April 16, 2003, by and between Congoleum, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

      10.2.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between Congoleum, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

       10.3 Security Agreement, dated April 16, 2003, by and between Congoleum and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

      10.3.1 Second Security Agreement, dated April 17, 2003, by and between Congoleum and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

      10.3.2 Termination Agreement, dated June 6, 2003, by and between Congoleum and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

      10.3.3       Superceding Security Agreement, dated June 11,
                   2003, by and between Congoleum and Arthur J.
                   Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

       31.1        Certification of CEO

       31.2        Certification of CFO

       32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      (2) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)   Reports on Form 8-K

      On April 1, 2003, the Company filed a Current Report on Form 8-K, dated the same date, under Item 5, announcing that its majority-owned subsidiary Congoleum Corporation had reached an agreement in principle to settle its asbestos claims and furnished the Current Report on Form 8-K, under Item 12, relating to the Company's press release dated March 31, 2003 announcing its financial results for the year-ended December 31, 2002.

      On May 16, 2003, the Registrant furnished a Current Form 8-K, dated the same date, under Item 12, relating to the Company's press release dated May 14, 2003 announcing its financial results for the fiscal quarter ended March 31, 2003 and declaring a dividend.


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

                                          AMERICAN BILTRITE INC.
                                          ----------------------
                                               (Registrant)


Date: August 13, 2003                     BY: /s/  Howard N. Feist III
                                              --------------------------------
                                              Howard N. Feist III
                                              Vice President-Finance
                                              (Duly Authorized Officer and
                                              Principal Financial and Accounting
                                              Officer)

                                INDEX OF EXHIBITS

Exhibit No.                  Description

-----------------------------------------------------------------------

3.1                          Restated Certificate of Incorporation (2)

3.2                          By-Laws, amended and restated as of
                             March 13, 1991(1)

10.1                         Settlement Agreement Between Congoleum
                             and Various Asbestos Claimants dated
                             April 10, 2003

10.1.1 First Amendment to Settlement Agreement Between Congoleum and Various Asbestos Claimants dated June 6, 2003

10.2 Collateral Trust Agreement, dated April 16, 2003, by and between Congoleum, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10.2.1 First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between Congoleum, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10.3 Security Agreement, dated April 16, 2003, by and between Congoleum and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10.3.1 Second Security Agreement, dated April 17, 2003, by and between Congoleum and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10.3.2 Termination Agreement, dated June 6, 2003, by and between Congoleum and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10.3.3 Superceding Security Agreement, dated June 11, 2003, by and between Congoleum and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

31.1                         Certification of CEO

31.2                         Certification of CFO

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      ---------------------------

      (1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      (2) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.