Form 10-Q
period 2003-09-30
AMERICAN BILTRITE INC
filed 2003-11-13
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003               Commission File Number 1-4773

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
Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

Title of Each Class                              Outstanding at November 7, 2003
-------------------                              -------------------------------
     Common                                              3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidated Condensed Balance Sheets as of
                 September 30, 2003 (unaudited) and December 31, 2002......... 3

                 Consolidated Condensed Statements of Operations for
                 the three and nine months ended September 30, 2003
                 and 2002 (unaudited)......................................... 4

                 Consolidated Condensed Statements of Cash Flows
                 for the nine months ended September 30, 2003 and
                 2002 (unaudited)............................................. 5

                 Notes to Unaudited Consolidated Condensed Financial
                 Statements................................................... 6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 21

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 35

         Item 4. Controls and Procedures..................................... 35


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................... 37

         Item 2. Changes in Securities and Use of Proceeds................... 37

         Item 6. Exhibits and Reports on Form 8-K............................ 37

         Signature........................................................... 40

         Index of Exhibits................................................... 41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands of dollars)

                                                   September 30,    December 31,
                                                      2003             2002
                                                   ----------------------------
ASSETS                                             (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                       $   9,325          $  20,160
   Restricted cash                                     4,117
   Accounts receivable, net                           45,921             41,050
   Inventories                                        85,062             89,428
   Assets of discontinued operation                    4,833             13,942
   Prepaid expenses and other current assets          16,672             20,696
                                                   ---------          ---------

               TOTAL CURRENT ASSETS                  165,930            185,276

Goodwill, net                                         11,300             11,300
Other assets                                          23,410             23,777
Property, plant and equipment, net                   136,598            141,517
                                                   ---------          ---------
               TOTAL ASSETS                        $ 337,238          $ 361,870
                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                $  23,022          $  24,657
   Accrued expenses                                   58,597             77,401
   Liabilities of discontinued operation               1,173              1,298
   Notes payable                                      25,320             15,276
   Current portion of long-term debt                  21,231             21,061
                                                   ---------          ---------

               TOTAL CURRENT LIABILITIES             129,343            139,693

Long-term debt                                       103,826            104,210
Other liabilities                                     68,939             69,621
Noncontrolling interests                                 622                808

STOCKHOLDERS' EQUITY
   Common stock, par value $0.01-authorized
      15,000,000 shares, issued 4,607,902 shares          46                 46
   Additional paid-in capital                         19,548             19,548
   Retained earnings                                  47,146             62,376
   Accumulated other comprehensive loss              (17,100)           (19,300)
   Less cost of shares in treasury                   (15,132)           (15,132)
                                                   ---------          ---------
                                                      34,508             47,538
                                                   ---------          ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                $ 337,238          $ 361,870
                                                   =========          =========

See accompanying notes to consolidated condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands of dollars, except per share amounts)

                                           Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                          2003            2002       2003           2002
                                         ------------------------------------------------

Net sales                                $ 107,810    $ 109,556    $ 313,213    $ 330,278
Interest and other income                      463          650        2,200        2,374
                                         ---------    ---------    ---------    ---------
                                           108,273      110,206      315,413      332,652
                                         ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of products sold                     76,979       76,167      226,132      234,738
  Selling, general and administrative
    expenses                                28,620       27,616       85,180       83,481
  Interest expense                           2,835        2,665        8,386        7,995
                                         ---------    ---------    ---------    ---------
                                           108,434      106,448      319,698      326,214
                                         ---------    ---------    ---------    ---------
EARNINGS (LOSS) BEFORE
  INCOME TAXES AND OTHER ITEMS                (161)       3,758       (4,285)       6,438
Income tax (benefit)                        (1,562)       1,418       (1,381)       2,359
Noncontrolling interests                       (53)        (382)        (143)        (570)
                                         ---------    ---------    ---------    ---------
  EARNINGS (LOSS) FROM
    CONTINUING OPERATIONS                    1,348        1,958       (3,047)       3,509
Discontinued operation                        (922)        (516)     (11,538)      (1,197)
Cumulative effect of accounting change                                             (7,742)
                                         ---------    ---------    ---------    ---------
  Net earnings (loss)                    $     426    $   1,442    $ (14,585)   $  (5,430)
                                         =========    =========    =========    =========

Earnings (loss) per common
  share from continuing operations,
  basic and diluted                      $    0.39    $    0.57    $   (0.89)   $    1.02
Discontinued operation                       (0.27)       (0.15)       (3.35)       (0.35)
Cumulative effect of accounting change                                              (2.25)
                                         ---------    ---------    ---------    ---------
    Net earnings (loss) per common
      share, basic and diluted           $    0.12    $    0.42    $   (4.24)   $   (1.58)
                                         =========    =========    =========    =========

Weighted average number of common
  and equivalent shares outstanding          3,442        3,442        3,442        3,442
                                         =========    =========    =========    =========

Dividends declared per common share      $      --    $    .125    $   .1875    $    .375

See accompanying notes to consolidated condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                              Nine Months Ended
                                                                September 30,
                                                             2003        2002
                                                           --------------------
OPERATING ACTIVITIES
  Net loss                                                 $(14,585)   $ (5,430)
  Net loss from discontinued operation                       11,538       1,197
                                                           --------    --------
     Net loss from continuing operations                     (3,047)     (4,233)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
       Depreciation and amortization                         13,498      12,863
       Deferred income taxes                                              2,569
       Cumulative effect of accounting change                             7,742
       Changes in operating assets and liabilities:
         Accounts receivable                                 (4,142)    (14,935)
         Inventories                                          6,402       1,087
         Prepaid expenses and other assets                    4,282       3,875
         Accounts payable and accrued expenses              (21,116)     11,364
         Noncontrolling interests                               143         570
         Other                                               (1,193)    (11,047)
                                                           --------    --------

  NET CASH (USED) PROVIDED  BY OPERATING
  ACTIVITIES                                                 (5,173)      9,855

INVESTING ACTIVITIES
  Investments in property, plant and equipment               (6,062)     (9,303)
  Proceeds from sales of short-term investments                           1,416
                                                           --------    --------

  NET CASH USED BY INVESTING ACTIVITIES                      (6,062)     (7,887)

FINANCING ACTIVITIES
  Net short-term borrowings                                  10,044       3,369
  Payments on long-term debt                                   (865)       (775)
  Net change in restricted cash                              (4,117)
  Dividends paid                                               (645)     (1,291)
                                                           --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   4,417       1,303
Effect of foreign exchange rate changes on cash              (1,463)       (739)
                                                           --------    --------

Net cash (used in) provided by continuing operations         (8,281)      2,532
Net cash used in discontinued operations                     (2,554)     (4,185)
Cash and cash equivalents at beginning of period             20,160      16,803
                                                           --------    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,325    $ 15,150
                                                           ========    ========

See accompanying notes to consolidated condensed financial statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, and in 2003 the impairment charge related to the Company's wholly owned subsidiary Janus Flooring Corporation ("Janus"), and in 2002 the cumulative effect of the change in accounting for goodwill) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Historical financial results have been restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (Note F).

As more fully discussed in Note H of Notes to Unaudited Consolidated Condensed Financial Statements, the Company's majority-owned subsidiary Congoleum Corporation ("Congoleum") is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and has announced its intention to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as part of its strategy to resolve this liability. The plan contemplated by Congoleum would permit shareholders, including ABI, to retain their existing equity interests in Congoleum. American Biltrite expects it would receive certain relief as may be afforded under section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. American Biltrite also expects it would make certain contributions and incur certain other obligations as part of Congoleum's plan. Because it maintains a controlling interest in Congoleum, ABI has continued to consolidate Congoleum's results, which included losses of $19.4 million and $16.1 million in excess of the carrying value of its investment in Congoleum at September 30, 2003 and December 31, 2002, respectively. For more information regarding Congoleum's and ABI's asbestos liabilities and plans for resolving those liabilities, please refer to Notes G and H of Notes to Unaudited Consolidated Condensed Financial Statements. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company and its majority-owned subsidiary have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" for factors that could cause actual results to differ from Congoleum's and ABI's goals for resolving their asbestos liabilities.

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

Note B - Accounting Principles

Changes in Accounting Principles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 142 was effective for the Company as of January 1, 2002. During the first quarter of 2002, the Company performed an impairment test of goodwill and concluded that there was impairment of goodwill related to both Janus and Congoleum. The Company compared the implied fair value of their goodwill to the carrying value of goodwill and determined that based on the fair value of both Congoleum and Janus Flooring, there should be no goodwill recorded. Congoleum recorded an impairment loss of $10.5 million during the first quarter of 2002 based on this change in accounting principle. American Biltrite's share, 55%, in this impairment loss resulted in a charge of $5.8 million plus a charge of $1.9 million for an impairment loss related to Janus Flooring goodwill for a total charge of $7.7 million during the first quarter of 2002.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation of Financial Standards (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (the "Interpretation"), which expands on the accounting guidance of SFAS Nos. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded. The Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are to be recognized at fair value and significant disclosure rules have been implemented even if the likelihood of the guarantor making payments is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on ABI's consolidated results of operations and financial position

During 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-based Compensation," which provides a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 148 and SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, there would have been no change to the Company's financial results.

Note C - Inventories

Inventories at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                             September 30,     December 31,
                                                 2003             2002
                                                -------          -------

                Finished goods                  $62,114          $64,741
                Work-in-process                  10,485            9,857
                Raw materials and supplies       12,463           14,830
                                                -------          -------

                                                $85,062          $89,428
                                                =======          =======

Note D - Accrued Expenses

Accrued Expenses at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                             September 30,     December 31,
                                                 2003              2002
                                                -------          -------
                Accrued advertising
                  and sales promotions          $23,640          $31,289
                Asbestos-related matters         10,150           21,295
                Employee compensation
                  and related benefits            9,053            7,329
                Interest                          1,718            3,803
                Environmental matters             1,986            1,434
                Royalties                         1,214            1,292
                Deferred income taxes             3,954            3,954
                Income taxes                      1,535            1,632
                Other                             5,347            5,373
                                                -------          -------

                                                $58,597          $77,401
                                                =======          =======

Note E - Other Liabilities

Other Liabilities at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                 September 30,   December 31,
                                                    2003             2002
                                                   -------         -------
                Pension benefits                   $23,898         $24,812
                Asbestos-related liabilities         8,500           8,500
                Environmental remediation
                  and product related
                  liabilities                        8,498           8,517
                Other postretirement benefits        8,774           8,708
                Deferred income taxes               10,885          10,703
                Accrued workers'
                  compensation claims                5,822           5,499
                Accrued compensation                   318             318
                Other                                2,244           2,564
                                                   -------         -------

                                                   $68,939         $69,621
                                                   =======         =======

Note F - Discontinued Operation

During the second quarter of 2003, the Company reassessed operations at its Toronto, Canada subsidiary, Janus Flooring Corporation, a manufacturer of prefinished hardwood flooring, and decided to exit and dispose of this business before the end of 2003 due to its history of operating losses. The Company acquired Janus in 2000 intending it to serve as a strategic addition to the flooring product business. In connection with this decision, the Company recorded a charge of $8.5 million in second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. Results of Janus Flooring, including this charge, are being reported as a discontinued operation. Assets of discontinued operation at September 30, 2003 include property, plant and equipment, inventory and trade receivables. Liabilities of discontinued operation consist primarily of accrued expenses and accounts payable.

Note G - Commitments and Contingencies

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,462 pending claims involving approximately 3,028 individuals as of September 30, 2003. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims is as follows:

                                         Nine Months Ended      Year Ended
                                        September 30, 2003   December 31, 2002
                                        --------------------------------------

Beginning claims                              884                    464
New claims                                    760                    528
Settlements                                    (5)                   (11)
Dismissals                                   (177)                   (97)
                                        --------------------------------------

Ending claims                               1,462                    884
                                        ======================================

The total indemnity costs incurred to settle claims during the nine months end September 30, 2003 and twelve months ended December 31, 2002 were $224,000 and $409,000, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $1,228 for the nine months ended September 30, 2003 and $3,800 for the year ended December 31, 2002.

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2002, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2002. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2008 was $8.5 million to $14.9 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $8.5 million in other liabilities. The Company also believes that based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $8.5 million at December 31, 2002 and September 30, 2003, which has been included in other assets.

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

ABI reported in its December 31, 2002 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to three sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the nine month period ended September 30, 2003.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2003 will be approximately $2.5 million. For costs beyond 2003, ABI has estimated the range to be from $10.9 million to $23.6 million. As of September 30, 2003, ABI has estimated its potential liability to Olin to be in the range of $1.7 million to $3.4 million before any recoveries from insurance and net of its right of reimbursement from TBC.

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

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the Maine Site, the Olin Site and the state supervised sites. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI and its carriers continue to discuss ABI's remaining demands for insurance coverage for these sites.

In connection with the transfer of ABI's Trenton, NJ tile plant to Congoleum in 1993, the Company signed an administrative consent order whereby the Company has provided a self-guarantee in the amount of $750 thousand to the New Jersey Department of Environmental Protection to assure the funding for any environmental remediation the state may require at that location. Pursuant to the merger of the tile division with Congoleum, Congoleum assumed liability for the cost of cleaning up the site. The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation.

As of September 30, 2003, the Company has accrued $4.3 million for ABI's estimable and probable amounts for environmental-related contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries relating to those contingencies, net of reimbursements to certain PRP's, for approximately $0.9 million.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. See Note H - "Congoleum Asbestos Liabilities and Planned Reorganization."

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA, and similar state laws. In addition, in three other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings in which Congoleum is a named PRP currently relate to four disposal sites in

New Jersey, Pennsylvania, Maryland, and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those other sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

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

Other

In addition to the matters referenced above and in Note H, in the ordinary course of their businesses, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note H - Congoleum Asbestos Liabilities and Planned Reorganization

On January 13, 2003, ABI's majority-owned subsidiary Congoleum announced that it had begun preliminary settlement negotiations with attorneys it believes represent the majority of plaintiffs with asbestos claims pending against it and that upon successful completion of these negotiations, it intends to seek confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. On March 31, 2003, Congoleum reached an agreement in principle with attorneys it believes represent more than 75% of the known present claimants with asbestos claims pending against Congoleum.

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

The Claimant Agreement establishes a compensable disease valuation matrix (the "Matrix") and allows claimants who qualify and participate in the Claimant Agreement to settle their claim for the Matrix value secured in part (75%) by the security interest in the Collateral. The Collateral Trust Agreement provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre- existing unfunded settlement agreements ("pre-existing settlement agreements") with Congoleum and participating claimants who qualify for payment under unfunded settlement agreements entered into by Congoleum with plaintiffs that have asbestos claims pending against Congoleum and which claims are scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of Congoleum's anticipated pre-packaged Chapter 11 reorganization case ("trial-listed settlement agreements").

Pursuant to the terms and conditions of the Claimant Agreement, Congoleum will settle claims pertaining to a pre-existing settlement agreement or trial-listed settlement agreement, which settled claims will be fully secured by the Collateral, and all other claims with claimants electing to participate on the terms and conditions of the Claimant Agreement, which settled claims will be partially secured by the Collateral in an amount equal to 75% of the settled value, with the remaining 25% of the settled value being unsecured. Congoleum expects that, under its pre-packaged Chapter 11 plan, a trust will be established upon consummation of Congoleum's confirmed pre-packaged Chapter 11 plan of reorganization (the "Plan Trust"). As contemplated by the Claimant Agreement and the Collateral Trust Agreement, upon consummation of the Plan of Reorganization, and establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. It is expected that the Plan Trust would fund the settlement of all pending and future asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the bankruptcy court) and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims (including any claims contemplated by the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the bankruptcy court) to the Plan Trust pursuant to Section 524(g) of the Bankruptcy Code.

It is expected that Congoleum's trade and other unsecured nonasbestos creditors would be unimpaired under its pre-packaged Chapter 11 plan and that its trade creditors would be paid in the ordinary course of business. On October 27, 2003, Congoleum began soliciting acceptances for its pre-packaged plan of reorganization. The voting deadline to accept or reject the plan is December 19, 2003, unless extended by Congoleum. The Company understands that Congoleum expects to commence its pre-packaged Chapter 11 case in late December 2003 and hopes to obtain confirmation of its plan during the third quarter of 2004.

Congoleum expects that its costs to effect this plan, consisting principally of legal and advisory fees and contributions to the Plan Trust will be approximately $21.3 million at a minimum, of which Congoleum spent $11.1 million during the first nine months of 2003.

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

The Company further expects that, in addition to the pledge of Congoleum stock and equity rights, as additional security under the Congoleum Note, the Congoleum Note, the Pledge Agreement and the anticipated terms of Congoleum's pre-packaged Chapter 11 plan of reorganization would also provide that the Plan Trust would not be obligated to pay the Company pursuant to any rights of indemnity that the Company may have against the Plan Trust for asbestos-related claims pursuant to Congoleum's pre-packaged Chapter 11 plan of reorganization or a certain Joint Venture Agreement entered into in 1992, as to which both the Company and

Congoleum are parties to (as amended, the "Joint Venture Agreement") until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such payments that would otherwise have been payable to the Company pursuant to that right of indemnity, would be set aside by the Plan Trust and held in escrow by the Plan Trust for the Company's benefit and pledged by the Company as additional collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to the Company, as further provided under Congoleum's anticipated pre-packaged Chapter 11 plan of reorganization, the Congoleum Note and the Pledge Agreement.

The Company further expects that the Congoleum Note, the Pledge Agreement and Congoleum's pre-packaged Chapter 11 plan of reorganization would also provide that Congoleum would be prohibited from making any payments to the Company pursuant to any rights of indemnity that the Company may have against Congoleum for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such payments that would otherwise have been payable to the Company pursuant to that right of indemnity, would be paid by Congoleum to the Plan Trust and the Plan Trust would set aside and hold in escrow such amounts for the Company's benefit and the Company will pledge such amounts as additional collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to the Company, as further provided under Congoleum's anticipated pre-packaged Chapter 11 plan of reorganization, the Congoleum Note and the Pledge Agreement.

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

The Company has previously disclosed that its goal was to have all current and future asbestos claims that may be asserted against it channeled to the Plan Trust. At the present time, Congoleum's pre-packaged Chapter 11 plan of reorganization does not provide relief to the Company for all asbestos claims that may be asserted against it and does not include an assignment of the Company's insurance policies to the Plan Trust. The Company has not abandoned its goal of obtaining that relief at a future time if circumstances change so that the Company and Congoleum believe that the Company could attain the Company's desired channeling relief without posing significant risks to the success of Congoleum's plan of reorganization or the Company, its insurance coverage and its business. Both the Company and Congoleum, however, presently believe that it is unlikely that the Company will be successful in realizing its goal in this regard. The Company is not actively pursuing this goal at this time, and the plan of reorganization that Congoleum began soliciting acceptances of on October 27, 2003 makes no provision in this regard.

As previously discussed, under the terms of Congoleum's plan of reorganization, if confirmed, the Company would receive certain relief as may be afforded under section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, Congoleum and the Company do not expect that any other asbestos claims that may be asserted against the Company would be channeled to the Plan Trust. The Company and Congoleum also expect that the contributions the Company would make to the Plan Trust will differ from the contributions previously publicly disclosed that might be made by the Company if it were to receive its desired relief and are expected to consist of those items referred to above in this Note H.

Note I - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

                                            Three Months Ended       Nine Months Ended
                                               September 30,            September 30,
                                            2003          2002       2003         2002
                                            ----          ----       ----         ----

Net earnings (loss)                        $ 426        $ 1,442    $(14,585)    $(5,430)
Foreign currency translation adjustments    (223)          (680)      2,200          (6)
                                           -----        -------    --------     -------

   Total comprehensive income (loss)       $ 203        $   762    $(12,385)    $(5,436)
                                           =====        =======    ========     =======

Note J - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

Note K - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division that produces flooring and rubber products. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings which are sold primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore. The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, and other industrial products.

                                        Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                        2003          2002        2003         2002
                                     ----------------------    ----------------------
Net Sales
Net sales to external customers:
   Flooring products                 $  61,123    $  57,702    $ 169,679    $ 183,465
   Tape products                        20,677       20,306       60,902       62,023
   Jewelry                              16,259       21,603       53,531       55,681
   Canadian division                     9,751        9,945       29,101       29,109
                                     ---------    ---------    ---------    ---------
      Total net sales to external
        customers                      107,810      109,556      313,213      330,278
                                     ---------    ---------    ---------    ---------
Intersegment net sales:
   Flooring products                        12           34           37          173
   Tape products                             2           25           74          101
   Jewelry
   Canadian division                     1,193        2,030        5,056        7,976
                                     ---------    ---------    ---------    ---------
      Total intersegment net sales       1,207        2,089        5,167        8,250
                                     ---------    ---------    ---------    ---------
                                       109,017      111,645      318,380      338,528
Reconciling items
   Intersegment net sales               (1,207)      (2,089)      (5,167)      (8,250)
                                     ---------    ---------    ---------    ---------
      Total consolidated net sales   $ 107,810    $ 109,556    $ 313,213    $ 330,278
                                     =========    =========    =========    =========

                                         Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                          2003         2002         2003         2002
                                        --------------------      --------------------
Segment (loss) profit
   Flooring products                    $  (307)     $   969      $(4,882)     $ 1,297
   Tape products                            321          (74)         121        1,059
   Jewelry                                1,004        3,309        2,584        5,152
   Canadian division                       (684)         130         (818)         648
                                        -------      -------      -------      -------
     Total segment (loss) profit            334        4,334       (2,995)       8,156

Reconciling items
   Corporate  items                        (496)        (577)      (1,244)      (1,677)
   Intercompany profit change                 l            l          (46)         (41)
                                        -------      -------      -------      -------
     Total consolidated (loss) profit
       from continuing operations
       before income taxes and
       other items                      $  (161)     $ 3,758      $(4,285)     $ 6,438
                                        =======      =======      =======      =======

                                      Sept. 30,  December 31,
                                        2003        2002
                                      ----------------------
Segment assets
   Flooring products                  $ 195,540    $ 212,397
   Tape products                         57,051       56,543
   Jewelry                               39,927       43,123
   Canadian division                     34,354       30,467
                                      ---------    ---------
     Total segment assets               326,872      342,530

Reconciling items
   Corporate items                       24,679       20,428
   Discontinued operation                 4,833       13,942
   Intersegment accounts receivable     (18,938)     (14,868)
   Intersegment profit in inventory        (208)        (162)
                                      ---------    ---------
     Total consolidated assets        $ 337,238    $ 361,870
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

The Company's majority-owned subsidiary, Congoleum, is a defendant in a large number of asbestos-related lawsuits and has announced its intent to file a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code as part of its strategy to resolve this liability. In addition, the Company is a defendant in a number of asbestos-related lawsuits as well. See Notes G and H of the Notes to Unaudited Consolidated Condensed Financial Statements, which are incorporated herein by reference. These matters may have a material adverse impact on the Company's or Congoleum's financial position and results of operations.

Based on its pre-packaged bankruptcy strategy for resolving its asbestos liabilities, ABI's consolidated subsidiary Congoleum has made provisions in its financial statements for its estimated contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established pursuant to
Section 524(g) of the Bankruptcy Code. Congoleum recorded a charge of $17.3 million in the fourth quarter of 2002 to increase its estimated liability to $21.3 million, of which Congoleum spent $11.1 million during the first nine months of 2003. Actual amounts that will be contributed to the plan trust and costs for pursuing and implementing the plan of reorganization could be materially higher, which could have a material adverse effect on ABI's consolidated results of operations and would have a material adverse effect on Congoleum's financial position.

In 2000, the Company acquired Janus, a manufacturer of prefinished hardwood flooring, intending it to serve as a strategic addition to the Company's flooring product business. During the second quarter of 2003, the Company reassessed Janus' operations and decided to exit this business due to its history of operating losses. In connection with this decision, the Company recorded a charge of $8.5 million in second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. The Company is presently executing its plan to dispose of the assets of Janus, which, for financial reporting purposes, is reported as a discontinued operation, with all significant remaining disposition activities expected to be completed during the next six to nine months. Future losses at this discontinued operation are not expected to be material, and the Company expects to realize $3 million to $5 million in future cash proceeds from sale of Janus' assets. Pursuant to a debt agreement the Company has with one of its lenders, the net sales proceeds from any sale or disposition of Janus' building must be first applied to repay amounts owed by the Company's wholly owned subsidiary American Biltrite (Canada) Ltd. under its credit agreement with any remaining net sales proceeds to be applied to repaying amounts outstanding under the Company's credit facilities. If the Company is unable to timely sell or otherwise dispose of the assets of Janus on terms acceptable to American Biltrite and in accordance with applicable regulatory or other legal requirements, including Canadian regulations and laws, such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission. There have been no material changes since year-end 2002 that warrant further disclosure.

Results of Operations

Net sales for the third quarter of 2003 were $107.8 million compared to $109.5 million in the third quarter of 2002, a decrease of $1.7 million or 1.6%. The decrease in sales from the third quarter of 2002 to the third quarter of 2003 was due to lower sales at K&M Associates and the Canadian division, which offset higher sales at Congoleum and the Tape division. Net sales for the first nine months of 2003 were $313.2 million, down $17.1 million or 5.2% from the first nine months of 2002. The decrease in sales for the first nine months of 2003 from 2002 was due to lower sales in all segments.

Cost of products sold as a percentage of net sales was 71.4% in the third quarter of 2003 versus 69.5% in the third quarter of 2002. For the nine months ended September 30, 2003, cost of products sold as a percentage of net sales was 72.2% compared with 71.1% during the same period one year earlier. Gross margins in the third quarter of 2003 were below year earlier levels at Congoleum and the Canadian division, due to lower production volumes to absorb factory overhead. Gross margins improved in the third quarter of 2003 over year earlier levels at the jewelry business (due to better retail sell-through rates) and the Tape business (due to reduced manufacturing costs). Year-to-date gross margins are higher than year earlier levels for the jewelry business (due to better sell-through) but lower at the other operations (due to lower volumes over which to absorb fixed overhead).

Selling, general and administrative expenses as a percentage of net sales were 26.5% in the third quarter of 2003 compared to 25.2% in the third quarter of 2002. For the nine months ended September 30, 2003, selling general and administrative expenses as a percentage of net sales were 27.2%, up from 25.3% for the first nine months of 2002. Expenses have increased primarily as a result of higher medical, pension and insurance costs, and spending on new products, which has more than offset cost reduction initiatives in other areas.

The provision for tax benefit of $1.6 million in the third quarter of 2003 is primarily due to an income tax refund received by Congoleum. Congoleum recorded a valuation allowance against its net deferred tax assets in 2002, but was able to realize a portion of this benefit as a result of tax changes permitting its 2002 net operating loss to be carried back to a longer period than had been anticipated.

Earnings from continuing operations for the three months ended September 30, 2003 were $1.3 million, down $0.6 million from year earlier levels, as the tax benefit offset the impact of lower pre-tax results. The year-to-date loss from continuing operations of $3.0 million, versus income from continuing operations of $3.5 million in the year earlier period, reflects lower pre-tax results at all segments.

The loss from discontinued operations reflects results of Janus, which ceased operations at the end of the third quarter of 2003. The year-to-date loss from discontinued operations includes $8.8 million in charges to write assets down to net realizable values as well as provisions for severance. Future losses from this operation, if any, are not expected to be material.

Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash and short term investments, declined $6.7 million in the first nine months of 2003 to $13.4 million, primarily due to settlement of accrued liabilities and accounts payable related to Congoleum's planned reorganization. Under the terms of its Revolving Credit Agreement, Congoleum's accounts receivable payments are deposited in an account assigned to its lender and the funds are used to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately available for reducing the loan balance. Working capital at September 30, 2003 was $36.6 million, down from $45.6 million at December 31, 2002. The ratio of current assets to current liabilities at September 30, 2003 was 1.28, down from
1.33 at December 31, 2002.

Capital expenditures in the first nine months of 2003 were $6.1 million compared to $9.3 million for the first nine months of 2002. It is anticipated that capital spending for the full year 2003 will be approximately $10 million.

ABI's consolidated cash flow statement includes cash flow activity of Congoleum. Congoleum is separately financed and American Biltrite neither guarantees nor is otherwise obligated for any of Congoleum's debt. Other than a $250 thousand contribution to a trust to be established upon confirmation of Congoleum's reorganization plan, ABI expects cash requirements in connection with Congoleum's reorganization will be funded by Congoleum. The Company believes it is useful to provide the following consolidating condensed cash flow statement that shows the cash flows of American Biltrite and Congoleum separately:

                             American Biltrite Inc.
          Consolidating Condensed Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2003
                                     ($000)

                                                        American
                                                      Biltrite Inc.   Congoleum   Consolidated
                                                      -------------   ---------   ------------
Operating activities
  Net loss                                              $(11,286)     $ (3,299)     $(14,585)
  Net loss from discontinued operations                   11,538            --        11,538
                                                        --------      --------      --------
    Net earnings (loss) from continuing operations           252        (3,299)       (3,047)

  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
       Depreciation and amortization                       4,727         8,771        13,498
       Change in operating assets and liabilities:
         Accounts and notes receivable                    (1,390)       (2,752)       (4,142)
         Inventories                                       1,332         5,070         6,402
         Prepaid expenses and other current assets           667         3,615         4,282
         Accounts payable and accrued expenses               134       (21,250)      (21,116)
         Noncontrolling interests                            143            --           143
         Other liabilities                                  (343)         (850)       (1,193)
                                                        --------      --------      --------
    Net cash provided (used) by operating activities       5,522       (10,695)       (5,173)

Investing activities
  Investments in property, plant and equipment            (2,093)       (3,969)       (6,062)
                                                        --------      --------      --------
    Net cash (used) by investing activities               (2,093)       (3,969)       (6,062)

Financing activities
  Net short-term borrowings                                1,547         8,497        10,044
  Payments on long-term debt                                (865)           --          (865)
  Net change in restricted cash                                         (4,117)       (4,117)
  Dividends paid                                            (645)           --          (645)
                                                        --------      --------      --------
    Net cash provided by financing activities                 37         4,380         4,417

Effect of foreign exchange rate changes on cash           (1,463)           --        (1,463)
                                                        --------      --------      --------
Net cash provided (used) by continuing operations          2,003       (10,284)       (8,281)
Net cash used in discontinued operations                  (2,554)           --        (2,554)
Cash and cash equivalents at beginning of year             1,883        18,277        20,160
                                                        --------      --------      --------
    Cash and cash equivalents at end of period          $  1,332      $  7,993      $  9,325
                                                        ========      ========      ========

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

Cash requirements for capital expenditures, working capital, debt service and any share repurchases are expected to be financed from operating activities and borrowings under existing bank lines of credit, which are presently up to $62.8 million in the aggregate (subject to the amount of underlying collateral). At September 30, 2003, $22.0 million was outstanding under revolving credit lines and $5.6 million was outstanding under letters of credit. An additional $14.8 million was available for borrowing as of that date under the Company's revolving credit lines, as amended on October 14, 2003. Of this amount, $7.7 million is available to Congoleum under its line and $7.1 million is available to ABI and its other subsidiaries under their lines. The Company believes that its cash flow from operations, sale of Janus assets, and borrowings available will be adequate for capital expenditures, working capital, and debt service needs.

On October 14, 2003, the Company and its majority-owned subsidiary K&M Associates L.P. ("K&M") entered into a new credit agreement (the "New Credit Agreement") with Fleet National Bank and Citizens Bank of Massachusetts (collectively, the "Lenders"). The New Credit Agreement replaces the preexisting credit agreement the Company and K&M had with the Lenders (the "Prior Credit Agreement"). In connection with the New Credit Agreement, the Company and certain of its domestic subsidiaries granted the Lenders a security interest in most of the Company's and its domestic subsidiaries' assets. The security interest granted to the Lenders does not include the shares of capital stock of Congoleum or the assets of Congoleum. Under the New Credit Agreement, the Company and K&M are subject to various financial and other covenants. The amount of borrowings that may be outstanding at any time under the New Credit Agreement are determined by a borrowing base formula applied to inventory, receivables and fixed assets of the Company and certain of its subsidiaries, reduced by amounts outstanding under the Prudential Note, subject to a maximum of $25 million. Interest is payable on amounts borrowed under the New Credit Agreement at rates which generally range from a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.5% depending on the Company's leverage ratio, as determined under the New Credit Agreement. Certain domestic subsidiaries of the Company have agreed to guaranty the Company's obligations under the New Credit Agreement. The New Credit Agreement expires on March 1, 2004.

Also on October 14, 2003, the Company and Prudential entered into an amendment to the Note Purchase Agreement. The amendment revised certain financial covenants under the Note Purchase Agreement to afford the Company with greater flexibility to comply with those covenants and requires the Company to comply with additional covenants consistent with those included in the New Credit Agreement. In connection with the amendment, the Company and certain of its domestic subsidiaries granted Prudential a security interest in most of the Company's and its domestic subsidiaries' assets. The security interest granted to Prudential does not include the shares of capital stock of Congoleum or the assets of Congoleum. Certain domestic subsidiaries of Company have agreed to guaranty the Company's obligations under the amended Note Purchase Agreement.

The security interests granted to Prudential pursuant to the amendment to the Note Purchase Agreement and to the Lenders pursuant to the New Credit Agreement are on parity with each other. With regard to the collateral subject to the granted security interests, Fleet National Bank is acting as collateral agent for itself, Citizens Bank of Massachusetts and any other Lenders that may from time to time be parties to the New Credit Agreement, and Prudential and any other persons or entities that may from time to time hold notes issued by the Company pursuant to the Note Purchase Agreement. The Lenders and Prudential are parties to an intercreditor agreement which governs certain matters regarding their rights with respect to the collateral that is subject to the security interest granted to them by the Company and certain of its domestic subsidiaries.

Under the Note Purchase Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Series A Notes"). The Series A Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the amended Note Purchase Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA and is capped at 2% of the outstanding principal amount of the Series A Notes. The Company expects these fees will result in an increase in interest expense paid on these notes of approximately $350 thousand per year, until the applicable ratios improve. Principal on the Series A Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006. In addition, the amended Note Purchase Agreement provides for possible issuances of additional notes by the Company for up to an aggregate principal amount of $15 million, which additional notes will mature not later than 10 years after the date of issuance and will bear interest at rates to be determined on or about the time of issuance. Because the Note Purchase Agreement, as amended, requires the New Credit Agreement to be replaced or refinanced by no later than March 1, 2003, amounts outstanding under the Note Purchase Agreement are classified as current liabilities.

Under Congoleum's anticipated plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the Joint Venture Agreement, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the Plan Trust by Congoleum under the Congoleum Note remain outstanding. Instead, those amounts will be held in escrow by the Plan Trust and be pledged by the Company as collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the Congoleum Note and the Pledge Agreement. To the extent the amounts that are subject to that escrow are material, that could have a material adverse affect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

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

The Company did not declare a dividend for the third quarter of 2003. Future dividends, if any, will be determined by the Board of Directors based upon the financial performance and capital requirements of the Company, among other considerations. Under the New Credit Agreement, aggregate dividend payments are generally limited to 50% of a cumulative consolidated net income (accounting for Congoleum under the equity method of accounting), as determined under the new Credit Agreement, earned after June 30, 2003. Under the Note Purchase Agreement, aggregate dividend payments generally may not exceed the sum of $6 million plus 50% of a cumulative consolidated net income (accounting for Congoleum under the equity method of accounting), as determined under the Note Purchase Agreement, earned after December 31, 2000.

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

As more fully set forth in Notes A, G and H of the Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos-related personal injury claims. Congoleum has reached an agreement in principle with attorneys representing more than 75% of the known present claimants with asbestos claims pending against Congoleum. In furtherance of the agreement in principle, Congoleum entered into a settlement agreement with various asbestos claimants, which provides for a global settlement of more than 75% of the known asbestos personal injury claims pending against Congoleum. The agreement in principle also contemplates Congoleum pursuing a Chapter 11 reorganization seeking confirmation of a pre-packaged plan that would leave trade and other unsecured nonasbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum, including any derivative liability of the Company and Congoleum's distributors from claims asserted against Congoleum. Confirmation of an asbestos channeling injunction pursuant to section 524(g) of the Bankruptcy Code would require the supporting votes of at least 75% of the asbestos claimants with claims against Congoleum who vote on the plan, as well as a determination by the bankruptcy court that the plan has satisfied certain criteria under the Bankruptcy Code.

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

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability by Congoleum pursuing a pre-packaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (ii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iii) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution and pledge in connection with Congoleum's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the ongoing process arising from the strategy to settle asbestos liability, (vi) Congoleum's ability to obtain debtor-in-possession financing to provide it with sufficient funding during the pendency of its Chapter 11 case and exit financing to provide it with sufficient funding for its operations after emerging from the bankruptcy process, (vii) timely obtaining sufficient creditor and court approval of any reorganization plan and (viii) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation of its anticipated pre-packaged plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its or Congoleum's businesses, results of operations or financial conditions, or upon any plan of reorganization Congoleum may decide to pursue. To date, Congoleum has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed prepackaged Chapter 11 plan of reorganization. To the extent any federal legislation is enacted which does not credit Congoleum for amounts paid by Congoleum pursuant to its plan of reorganization or requires the Company or Congoleum to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company or Congoleum's businesses, results of operations and financial conditions.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A, G and H of the Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report.

The Company relies on debt financing to help fund its operations and other general corporate purposes and any default by it under its credit facilities or inability to obtain any necessary debt financing would likely have a material adverse effect on its business, operations and financial condition.

The Company relies on borrowings under its existing credit facilities to help finance, among other things, its operations, working capital and capital expenditures. The Company and most of its domestic subsidiaries have granted a security interest to the lenders under the Company's primary credit facilities in most of the Company's and its domestic subsidiaries' assets. The collateral that is subject to this security interest does not include the shares of capital stock of Congoleum or assets of Congoleum.

The Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") and Citizens Bank of Massachusetts (together with Fleet and such other lenders from time to time a party to the Credit Facility, the "Fleet Group") has a final maturity date of March 1, 2004. In addition, under the Company's debt agreement (the "Note Agreement) with The Prudential Insurance Company of America ("Prudential"), the Company is obligated to enter into a definitive commitment by January 31, 2004 to replace or refinance not less than $15 million of the amounts under the Credit Facility on substantially similar terms and with a maturity of not less than one year. Failure to do so would constitute an event of default under the Note Agreement.

If the Company defaults under the Credit Facility or Note Agreement (collectively, the "Facilities"), the respective lenders under those Facilities have certain rights and remedies under those Facilities, and Fleet, in its capacity as collateral agent, has obligations to such lenders and associated rights with respect to the collateral, including certain rights to administration, assembly and sale of collateral in connection with certain defaults. Any default by the Company under the Facilities would likely have a material adverse effect on its business, operations and financial condition.

Under the terms of the Facilities, the Company's ability to obtain additional debt financing is limited. Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The inability of the Company to obtain any necessary additional debt financing would likely have a material adverse effect on its business, operations and financial condition.

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

The market for the Company's and its majority-owned subsidiary Congoleum's products and services is highly competitive. Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, to the extent any of the Company's or Congoleum's competitors make a filing under Chapter 11 of the Bankruptcy Code and emerge from bankruptcy as a continuing operating company that has shed much of their pre-filing liabilities, those competitors could have a cost competitive advantage over the Company or Congoleum. In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of September 30, 2003 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at September 30, 2003, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 4: Controls and Procedures

a) Evaluation of disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

      1934, amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
      Act) during the fiscal quarter to which this report relates that have materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note G "Commitments and Contingencies" and Note H "Congoleum Asbestos Liabilities and Planned Reorganization" of the Notes to Unaudited Consolidated Condensed Financial Statements are incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

Under the Company's credit agreements, the Company is subject to certain financial covenants, including financial covenants relating to working capital, which require the Company to meet certain financial measurements. In addition, the Company's credit agreements contain restrictions on the payment of cash dividends by the Company on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits
       --------

       3.1         Restated Certificate of Incorporation (2)

       3.2         By-Laws, amended and restated as of March 13, 1991
                   (1)

       4.1 Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of August 28, 2001, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America (3)

       4.2 Amendment No. 1 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of December 31, 2002, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America (3)

       4.3 Amendment No. 2 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of March 31, 2003, among American Biltrite Inc., K&M
                   Associates L.P. and The Prudential Insurance
                   Company of America (3)

       4.4 Amendment No. 3 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of June 30, 2003, among American Biltrite Inc., K&M
                   Associates L.P. and The Prudential Insurance
                   Company of America (3)

       4.5 Amendment No. 4 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance
                   Company of America (3)

       4.6 Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto (3)

       4.7 Intercreditor and Collateral Agency Agreement, dated as of October 14, 2003, by and among Fleet National Bank, Citizens Bank of Massachusetts, The Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc., K&M Associates L.P. and the other American Biltrite Inc. guarantor subsidiaries
                   (3)

       4.8 Guarantor Joinder Agreement, dated as of October 14, 2003, made by ABTRE, Inc., AIMPAR, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc. and 425 Dexter Associates, L.P. in favor of The Prudential Insurance Company of America (3)

       10.1 Credit Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the other lenders party thereto (3)

       10.2 Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto (3)

       10.3 Intercreditor and Collateral Agency Agreement, dated as of October 14, 2003, by and among Fleet National Bank, Citizens Bank of Massachusetts, The Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc., K&M Associates L.P. and the other American Biltrite Inc. guarantor subsidiaries
                   (3)

       10.4 Guarantee Agreement dated as of October 14, 2003, among ABTRE, Inc., AIMPAR, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet National Bank (3)

       31.1 Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)\Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)\Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

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

      (3) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2003

(b)   Reports on Form 8-K

      On August 1, 2003, the Company filed a Current Report on Form 8-K dated July 30, 2003 reporting under Item 5 that its majority-owned subsidiary Congoleum Corporation had issued a press release on July 31, 2003 announcing that, as part of its strategy to resolve its asbestos liabilities, it was seeking its bondholders' approval of certain amendments to the indenture governing Congoleum Corporation's 8 5/8% Senior Notes due 2008, and disclosing some of the expected terms of the anticipated Congoleum Corporation pre-packaged Chapter 11 plan of reorganization directly relating to the Company.

      On August 14, 2003, the Registrant furnished a Current Form 8-K dated August 12, 2003 reporting under Item 12 that the Company had issued a press release dated August 12, 2003 announcing its financial results for the fiscal quarter ended June 30, 2003.

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

                                        AMERICAN BILTRITE INC.
                                        ----------------------
                                        (Registrant)


Date: November 13, 2003                 BY: /s/ Howard N. Feist III
                                            ------------------------
                                            Howard N. Feist III
                                            Vice President-Finance
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                INDEX OF EXHIBITS

Exhibit No.                        Description
--------------------------------------------------------------------------------

3.1                          Restated Certificate of Incorporation (2)

3.2                          By-Laws, amended and restated as of
                             March 13, 1991(1)

4.1 Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of August 28, 2001, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America (3)

4.2 Amendment No. 1 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of December 31, 2002, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America (3)

4.3 Amendment No. 2 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of March 31, 2003, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America (3)

4.4 Amendment No. 3 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of June 30, 2003, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America (3)

4.5 Amendment No. 4 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America (3)

4.6 Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto (3)

4.7 Intercreditor and Collateral Agency Agreement, dated as of October 14, 2003, by and among Fleet National Bank, Citizens Bank of Massachusetts, The Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to
                             Intercreditor and Collateral Agency
                             Agreement by American Biltrite Inc., K&M
                             Associates L.P. and the other American
                             Biltrite Inc. guarantor subsidiaries (3)

4.8 Guarantor Joinder Agreement, dated as of October 14, 2003, made by ABTRE, Inc., AIMPAR, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc. and 425 Dexter Associates, L.P. in favor of The Prudential Insurance Company of America
                             (3)

10.1 Credit Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the other lenders party thereto (3)

10.2 Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto (3)

10.3 Intercreditor and Collateral Agency Agreement, dated as of October 14, 2003, by and among Fleet National Bank, Citizens Bank of Massachusetts, The Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to
                             Intercreditor and Collateral Agency
                             Agreement by American Biltrite Inc., K&M
                             Associates L.P. and the other American
                             Biltrite Inc. guarantor subsidiaries (3)

10.4 Guarantee Agreement dated as of October 14, 2003, among ABTRE, Inc., AIMPAR, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet National Bank (3)

31.1 Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a)\Rule 15d-14(a) of the
                             Securities Exchange Act of 1934, as
                             amended, as adopted pursuant to Section
                             301 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a)\Rule 15d-14(a) of the
                             Securities Exchange Act of 1934, as
                             amended, as adopted pursuant to Section
                             301 of the Sarbanes-Oxley Act of 2002.

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

      (3) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2003