Form 10-K
period 2003-12-31
AMERICAN BILTRITE INC
filed 2004-03-30
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2003 was $10.7 million.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 15, 2004 was 3,441,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 10, 2004, which will be filed by the registrant within 120 days after December 31, 2003 are incorporated by reference into Part III of Form 10-K. A copy of this document can be obtained at no cost by calling the Company at (781) 237-6655.

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

                                     PART I

ITEM 1. BUSINESS

      (a) General Development of Business. American Biltrite Inc. (together with, unless the context otherwise indicates, its wholly-owned subsidiaries and K&M Associates L.P., "ABI" or the "Company") was organized in 1908 and is a Delaware corporation. ABI's major operations include its Tape Division as well as a controlling interest in Congoleum Corporation, a Delaware corporation ("Congoleum"), a controlling interest in K&M Associates L.P., a Rhode Island limited partnership ("K&M"), and ownership of a Canadian subsidiary, American Biltrite (Canada) Ltd. ("AB Canada").

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

Congoleum is a leading manufacturer of resilient sheet and tile flooring. In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division"). In 1995, ABI acquired voting control when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder. ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases by ABI. As of December 31, 2003, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Class B common stock represented 69.5% of the voting control of Congoleum. Congoleum is a defendant in a large number of asbestos-related lawsuits. On December 31, 2003, Congoleum and two of its affiliates each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code in order to resolve Congoleum's asbestos-related liabilities pursuant to a prepackaged Chapter 11 plan of reorganization filed in the Congoleum Chapter 11 cases.

Outside the United States, the Tape Division operates facilities in Belgium and Singapore, where bulk tape products are converted into various sizes, a sales and distribution facility in Italy, to quickly respond to customer demands in the European and Asian markets, and a sales representative office in Shanghai, China. Other international operations include: a wholly-owned Canadian subsidiary, AB Canada, which produces resilient floor tile, rubber tiles and rolled rubber flooring and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material). ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, sandals and other footwear products under license from ABI. Hulera Sula owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of

Hulera Sula. Fomtex, S.A., a Guatemalan corporation 60% owned by Hulera Sula, manufactures foam mattresses, beds and other foam products. In October 2003, the Janus flooring operation, which manufactured pre-finished hardwood flooring, was closed. Results from Janus Flooring, including charges resulting from the shutdown, are being reported as a discontinued operation.

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

Congoleum currently sells its products through approximately 17 distributors providing approximately 53 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining a competitive position. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's business, results of operations and financial condition. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

Hulera Sula's footwear and foam products are marketed and distributed in certain Central American countries.

Financial information about products that contributed more than 10% of the Company's consolidated revenue during the last three fiscal years is included in
Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

Working Capital and Cash Flow. In general, ABI's working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers. K&M does provide certain pre-approved allowances in the form of markdowns and return authorizations for end of season merchandise.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Congoleum's typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

Congoleum anticipates spending at least $9.8 million in 2004 in connection with its planned reorganization under Chapter 11 of the United States Bankruptcy Code, which will have a material impact on its liquidity and cash flow, although Congoleum anticipates that its existing cash and credit arrangements should be sufficient to fund these expenditures. ABI does not expect its contributions in connection with Congoleum's plan of reorganization would have a material adverse effect on ABI's working capital or cash flow. ABI is not otherwise liable for the separate obligations of Congoleum.

Raw Materials. ABI generally designs and engineers its own products. Most of the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. ABI's subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources, which is designed to provide continuity of supply for its raw material requirements. Although the Company and Congoleum have generally not had difficulty in obtaining their requirement for these materials, they have occasionally experienced significant price increases for some of these materials.

Competition. All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI's tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers. Included among its competitors are 3M, Nitto Permacel, Venture Tape, Ivex and R-Tape. AB Canada's flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada also competes with Armstrong World Industries, Inc., V.P.I. and Nora and with other manufacturers of alternate floor covering products. In the rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro, The Biltrite Corporation and West America Rubber Company.

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

Patents and Trademarks. ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB(R) logo, TransferRite(R) at the Tape Division and Amtico(R), which is used solely in the Canadian market. K&M also licenses the AK Anne Klein(R), Panama Jack(R), and Guess?(R) trademarks as well as certain others. These trademarks are important for the Company in maintaining its competitive position. The Company also believes that patents and know-how play an important role in maintaining competitive position. For example, Congoleum utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

Research and Development. Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $4.8 million, $5.1 million, and $4.9 million, on a consolidated basis for the years ended December 31, 2003, 2002 and 2001, respectively.

Key Customers. For the year ended December 31, 2003, two customers of Congoleum and one customer of K&M each accounted for over 10% of ABI's consolidated net sales. The two Congoleum customers together accounted for 65% of Congoleum's net sales and the K&M customer accounted for 56% of K&M's net sales. The Congoleum customers are its distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc. The K&M customer is Wal*Mart. No other customer accounted for more than 10% of ABI's consolidated sales. K&M's top three customers in terms of net sales in 2003 together accounted for 70% of K&M's net sales. The loss of the largest customer would have a material adverse effect on K&M.

Sales to five unaffiliated customers of the Tape Division together constitute approximately 22% of the net sales for the Division. The loss of the largest unaffiliated customer and/or two or more of the other unaffiliated customers could have a significant, adverse effect on the Tape Division's revenue. AB Canada's sales to Congoleum and to two unaffiliated companies accounted for approximately 34% of AB Canada's net sales. The loss of Congoleum and/or the two unaffiliated customers would have a significant, adverse affect on AB Canada's revenue. See Note 15 of Notes to Consolidated Financial Statements set forth in Item 8 below.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 2003 and 2002 was $12.9 million and $12.7 million, respectively. It is anticipated that all of the backlog as of December 31, 2003 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

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

Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. Congoleum does not anticipate that the additional costs of these measures will be material. In connection with the acquisition of the Tile Division, ABI signed a similar consent order with respect to the Trenton tile facility, and Congoleum agreed to be financially responsible for any cleanup measures required. Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In four instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability and funding exposure in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

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

ABI and its subsidiaries, including Congoleum, have historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described above. ABI will continue to be required to expend amounts in the future, due to the nature of past activities at its facilities, to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, however, ABI is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.

See Item 3 below for certain additional information regarding environmental matters.

Employees. As of December 31, 2003, ABI and its subsidiaries employed approximately 2,700 people.

      (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is in
Note 15 of Notes to the Consolidated Financial Statements, set forth in Item 8 below. Export sales from the United States were $23.7 million in 2003, $24.4 million in 2002 and $24.1 million in 2001.

ITEM 2. PROPERTIES

At December 31, 2003, ABI and its subsidiaries owned ten manufacturing plants and a jewelry distribution center and leased additional office and warehousing space as follows:

                                                              Owned             Industry Segment
                                                                Or                 For Which
Location                              Square Feet             Leased            Properties Used
---------------------------------------------------------------------------------------------------------

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

Mercerville, NJ                            55,000             Leased            Flooring products

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

Tyngsboro, MA                              36,000             Leased            Tape products

Renaix, Belgium                            84,000              Owned            Tape products

Singapore                                  32,000              Owned            Tape products

Providence, RI                            103,000              Owned            Jewelry products

New York, Qingdoa, China and
Bentonville, Arkansas                      10,800             Leased            Jewelry products

Toronto, Ontario                          152,000              Owned            Discontinued operation

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than the owned properties in Renaix, Belgium, and Singapore which have mortgages securing outstanding debt in amounts equal to approximately 45% and 60% of the original cost of the property, respectively, and under the terms of the Company's principal credit agreements and facilities, pursuant to which the Company has granted a security interest in the properties in Moorestown, NJ, Lowell, MA and Providence, RI. ABI considers and understands that all of its and its subsidiaries' properties are in good condition and have been well maintained.

It is estimated that during 2003, ABI's and its subsidiaries' plants for the manufacture of floor covering products operated at approximately 95% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 75% of aggregate capacity and the Canadian division operated at approximately 80% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3. LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency (the "EPA") as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), as to four sites in three separate states. See Note 9 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

In addition, ABI has entered into a settlement agreement that resolved one environmental lawsuit. The details are set forth in Note 9 of Notes to the Consolidated Financial Statements included in Item 8.

The present owner of a site in Maine formerly owned by ABI has notified ABI that it believes ABI is potentially responsible for response and remediation costs. ABI also is potentially responsible for response and remediation costs as to three state supervised sites, two sites in Massachusetts, and one in New York. See Note 9 of Notes to the Consolidated Financial Statements included in Item 8 for information about ABI's potential liability at these four sites.

As of December 31, 2003, ABI has accrued $3.6 million representing the estimable and probable amounts for contingencies described above, net of expected recoveries.

As of December 31, 2003, ABI's subsidiary Congoleum was named as a defendant, together in most cases with numerous other defendants, in approximately 22 thousand pending lawsuits (including workers' compensation cases) involving approximately 106 thousand individuals alleging personal injury or death from exposure to asbestos or asbestos-containing products. On December 31, 2003 Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., and were commenced in order to resolve Congoleum's asbestos-related liabilities and any future asbestos-related liability that might be asserted against Congoleum. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization and in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the bankruptcy court. The bankruptcy court has not yet scheduled a hearing to consider approval of the proposed plan. See Notes 1, 9 and 10 of Notes to the Consolidated Financial Statements included in Item 8 for information about Congoleum's potential liabilities in connection with these lawsuits.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,954 pending claims involving approximately 3,462 individuals as of December 31, 2003. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. See Notes 1, 9 and 10 of Notes to the Consolidated Financial Statements included in
Item 8 for detailed information about these claims. These claims relate to products of the Tile Division, which was acquired by Congoleum.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. See Note 9 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock, par value $.01 per share, is traded on the American Stock Exchange (ticker symbol: ABL). At the close of business on March 15, 2004, the closing price of ABI's Common Stock was $10.85 per share and the approximate number of record holders was 340.

High and low stock prices and dividends for the last two years were:

                                       Sale Prices of Common Shares
                                     2003                        2002
                          ------------------------------------------------------
Quarter Ended                 High           Low          High           Low
--------------------------------------------------------------------------------

March 31                      $9.85         $7.00         $14.37       $11.20
June 30                        7.55          6.35          15.10        12.20
September 30                   9.16          6.60          13.95        11.65
December 31                    7.70          6.32          11.87         7.00


                               Cash Dividends Per
                                  Common Share
                           ------------------------
Quarter Ended                 2003           2002
---------------------------------------------------

March 31                     $.1250        $ .125
June 30                       .0625          .125
September 30                     --          .125
December 31                      --          .125
                           ------------------------
                             $.1875        $ .500
                           ========================

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2003.

                                                                                     Number of
                                                                                    Securities
                                                                                     Remaining
                                                                                   Available for
                                                     Number of                        Future
                                                   Securities to     Weighted-       Issuance
                                                     be Issued        Average      Under Equity
                                                        Upon         Exercise      Compensation
                                                    Exercise of      Price of          Plans
                                                    Outstanding     Outstanding     (excluding
                                                      Options,       Options,       Securities
                                                      Warrants       Warrants      reflected in
Plan Category                                       and Rights.     and Rights.     Column (a))
-------------                                       -----------     -----------     -----------
                                                        (a)             (b)             (c)

Equity Compensation Plans Approved
By Security Holders .............................     210,000         $22.74         323,020

Equity Compensation Plans Not
Submitted To Security Holders For
Approval ........................................      19,000         $14.25          31,000

Total ...........................................     229,000         $22.04         354,020(1)

(1) Includes 323,020 shares of Common Stock available for issuance under the Company's 1993 Stock Award and Incentive Plan, as amended. In addition to stock options, awards under the Company's 1993 Stock Award and Incentive Plan, as amended, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock units and other stock awards specified in the Plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards.

On July 1, 1999 the Company established its 1999 Stock Option Plan for Non-Employee Directors, (the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase up to 50,000 shares of the Company's common stock. The 1999 Plan was not submitted to stockholders for approval. The options granted under the 1999 Plan have ten-year terms and vest 6 months from the grant date. The exercise price for each Option is 100% of the fair market value on the date of the grant. As of December 31, 2003 an aggregate of 19,000 shares of common stock were issuable upon the exercise of outstanding Options.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            Years Ended December 31,
                                                      2003            2002            2001           2000            1999
                                                 ---------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share amounts)

Financial Position

Total assets                                     $  319,396      $  361,870      $  423,918      $  400,887      $  344,060
Long-term debt                                      124,915         125,271         126,161         111,107         114,105
Total stockholders' equity                           32,979          47,538          77,248          79,547          78,381

Summary of Operations

Net sales                                        $  416,569      $  434,495      $  403,509      $  414,096      $  419,646
(Loss) income before
   income taxes other items                          (9,946)        (11,813)          5,961           2,921          20,116
Provision (credit) for
   income taxes                                      (3,323)          1,248           2,345             770           7,391
Noncontrolling interests                               (174)          6,221             435           3,235          (2,992)
Net (loss) income from
   continuing operations                             (6,797)         (6,840)          4,051           5,386           9,733
Discontinued operation (1)                           (7,361)         (2,073)         (1,235)            (53)
Cumulative effect of
   accounting change (2)                                             (7,742)
   Net (loss) income                                (14,158)        (16,655)          2,816           5,333           9,733

Basic (loss) income per share                    $    (4.11)     $    (4.84)     $     0.82      $     1.52      $     2.71
Diluted (loss) income per share                       (4.11)          (4.84)           0.82            1.51            2.66
Cash dividends per common share                      0.1875            0.50            0.50            0.50            0.50

Number of shares used in computing:
   Basic income per share                         3,441,551       3,441,562       3,455,134       3,518,107       3,591,895
   Diluted income per share                       3,441,572       3,441,648       3,455,148       3,537,256       3,661,946

(1) Historical financial results have been restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

(2) Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with the provisions of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $7.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 2003 the Company's subsidiary Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., to resolve claims that have been or might in the future be asserted against Congoleum related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization and in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. Based on its pre-packaged bankruptcy strategy, which included Congoleum settling certain asbestos claims prior to commencing its Chapter 11 case, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. Congoleum recorded charges of $17.3 million in the fourth quarter of 2002, and an additional charge of $3.7 million in the fourth quarter of 2003, to increase its recorded liability to the estimated minimum cost to complete its reorganization. Actual amounts that will be contributed to the plan trust and costs for obtaining confirmation of and implementing the plan of reorganization could be materially higher, which could have a material effect on ABI's consolidated results of operations.

In addition, the Company is also a defendant in a number of asbestos-related lawsuits. See Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. These matters may have a material adverse impact on the Company's or Congoleum's financial position and results of operations.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary, a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus Flooring, including charges resulting from the shutdown, are being reported as a discontinued operation.

Due to Congoleum's bankruptcy and separate capital structure, the Company believes that presenting ABI and its non-debtor subsidiaries separately from Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

ABI and non-debtor subsidiaries

Net sales for the year ended December 31, 2003 were $195.9 million, a decrease of $1.6 million or 0.8% from sales of $197.5 million in 2002. Jewelry segment sales decreased $2.8 million or 3.6% from 2002 due to lower sales to a major mass merchandiser, partly offset by increases in sales to other customers. Tape and Canadian segment sales increased slightly as a result of foreign currency translation; absent the weaker dollar, these segments would have reported decreases due to the continued weak economic environment in several of their end use markets.

Cost of products sold was 67.5% of net sales in 2003 compared with 66.2% in 2002. Gross margins in the Tape segment, as a percentage of its sales, improved
0.7 percentage points due to a more profitable product mix, the weaker dollar, and manufacturing cost improvements. Canadian margins declined 2.6 percentage points principally due to lower volume. Margins in the jewelry business were the same in 2003 as in 2002.

Selling, general and administrative expenses for the year ended December 31, 2003 were $62.6 million, or 31.9% of net sales, up from $58.6 million or 29.6% of net sales in 2002. Selling, general and administrative expenses increased due to higher costs for insurance, employee medical benefits and professional fees as well as the impact of the weaker dollar on expenses of foreign operations.

Interest expense increased from $2.4 million in 2002 to $2.7 million in 2003 due to slightly higher average borrowings and higher interest rates under certain of the Company's debt agreements.

The effective tax rate in 2003 was 79.9%. The high effective tax rate in 2003 (relative to statutory rates) was primarily the result of the fact that the Canadian division recorded a valuation allowance against deferred tax assets arising from its losses. Future effective tax rates are expected to be closer to statutory rates, but could fluctuate depending on the results of the Canadian division and the magnitude of those results relative to those of other segments.

The net loss from continuing operations was $ 35 thousand in 2003, compared with income from continuing operations of $5.9 million in 2002, as a result of the lower profitability of the jewelry business and the loss at the Canadian division. The net loss was $7.4 million in 2003 compared with a net income of $1.9 million in 2002, or net income of $3.8 million before a required accounting change. The lower net income before the required accounting change versus income the previous year was due to the increased loss from discontinued operations in 2003 when the charges related to closure of Janus were incurred.

Congoleum

Congoleum's net sales for the year ended December 31, 2003 were $220.7 million as compared to $237.2 million for the year ended December 31, 2002, a decrease of $16.5 million or 7%. The decrease resulted primarily from lower sales in the do-it-yourself tile category coupled with continued weakness in the Manufactured Housing market. Improved resilient sheet volume, particularly in base-grade and trade-up builder products, coupled with a price increase and lower sales allowances, helped to partially mitigate the sales decline.

Congoleum's gross profit for the year ended December 31, 2003 totaled $53.8 million, or 24.4% of sales, compared to $57.5 million, or 24.2% of sales, for the year ended December 31, 2002. Gross margins improved slightly as improved pricing, manufacturing efficiencies and cost reduction programs helped offset raw material cost increases.

Congoleum's selling, general and administrative expenses were $56.9 million for the year ended December 31, 2003 as compared to $70.1 million for the year ended December 31, 2002, a decrease of $13.2 million. Selling, general and administrative expenses for 2003 and 2002 included $3.7 million and $17.3 million of cost associated with asbestos-related claims, respectively. As a percent of net sales, selling, general and administrative expenses were 25.8% and 29.6% for the years ended December 31, 2003 and 2002 respectively. During 2003, cost savings initiatives were implemented that helped offset increases in pension, medical and other related costs.

Congoleum recorded a charge of $3.7 million during the fourth quarter of 2003, included in selling, general, and administrative expenses, to increase its recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2003 represents the minimum estimated cost that Congoleum will incur to resolve its asbestos-related liability through the execution of Congoleum's proposed plan of reorganization. If Congoleum is not successful in obtaining confirmation of its proposed plan of reorganization in a timely manner, actual costs could be significantly higher. The proposed plan also would require Congoleum to make an additional contribution to the plan trust one year after confirmation of the plan equal to 51% of any increase in the market value of Congoleum's shares at that time over their value on June 6, 2003. No provision has been made for the cost of this possible additional contribution, which could be material. Congoleum will adjust its recorded liability should its estimates change.

The loss from continuing operations was $6.8 million for the year ended December 31, 2003 compared to a loss of $19.3 million for the year ended December 31, 2002, an improvement of $12.5 million. This smaller loss from operations was primarily due to the lower asbestos-related charge, offset by lower gross margin dollars.

Interest income declined from $0.3 million in 2002 to $0.1 million in 2003 due to lower average cash equivalent and short-term investment balances. Interest expense increased from $8.4 million in 2002 to $8.9 million in 2003, reflecting increased borrowings under the revolver. Congoleum recorded a tax benefit of $3.9 million on a loss before income taxes of $10.6 million in 2003 as a result of utilizing certain loss carry forwards that had previously been fully reserved.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

ABI and Non-Debtor Subsidiaries

Net sales for the year ended December 31, 2002 were $197.5 million, an increase of $12.5 million or 6.8% from sales of $185.0 million in 2001. The increase in sales was due to higher jewelry segment sales. Jewelry sales increased as a result of sales of a line of licensed products acquired in July 2001, as well as continued growth with a major mass merchandiser. Tape and Canadian segment sales declined due to the poor economic environment in several of their end use markets.

Cost of products sold was 66.2% of net sales in 2002, down slightly from 66.6% in 2001. Within segments, gross margins improved at Tape, were level in Canada, and declined in jewelry (due to costs for the acquired line of licensed products).

Selling, general and administrative expenses for the year ended December 31, 2002 were $58.6 million, or 29.6% of net sales, up from $52.5 million or 28.4% of net sales in 2001. The increase was primarily due higher selling expenses at K&M related to increased sales. In addition, all operations experienced cost increases for insurance and employee benefits.

Other income increased from $0.8 million in 2001 to $1.5 million in 2002 primarily as a result of gains on foreign exchange.

Income from continuing operations was $5.9 million in 2002 compared with $4.9 million in 2001. Results in the jewelry segment improved from 2001 to 2002, while income declined at the Tape and Canadian businesses. Net income after a $2.0 million charge for a required accounting change in 2002 was $1.9 million, compared to $3.6 million in 2001. The Company recorded a non-cash transitional charge of $2.0 million in the first quarter of 2002 for impairment of goodwill that resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

Congoleum

Congoleum's net sales for the year ended December 31, 2002 were $237.2 million as compared to $218.8 million for the year ended December 31, 2001, an increase of $18.4 million or 8.4%. The increase resulted primarily from strong sales of the DuraStone product line, which was introduced in August 2001, and improved resilient sheet sales in both the base grade and trade up builder segment, partially offset by lower luxury and contract tile sales.

Congoleum's gross profit for the year ended December 31, 2002 was $57.5 million, or 24.2% of sales, compared to $53.1 million in 2001, or 24.3% of sales, an increase of $4.4 million over the year ended December 31, 2001. Gross profit margins declined slightly as costs of expanding sales and the product mix impact of increased base grade builder product sales offset improved manufacturing efficiencies and cost reduction programs.

Congoleum's selling, general and administrative expenses were $70.1 million for the year ended December 31, 2002, which includes asbestos-related costs of $17.3 million, as compared to $49.0 million for the year ended December 31, 2001, an increase of $21.2 million or 43.2%. As a percent of net sales, selling, general and administrative expenses were 29.6% and 22.4% for the years ended December 31, 2002 and 2001, respectively. In addition to the asbestos-related charge, significant investments in additional displays and samples to support the DuraStone product line and higher promotional support contributed to the increase.

Congoleum recorded a charge of $17.3 million, in the fourth quarter of 2002, included in selling, general and administrative expenses, to adjust its recorded liability for resolving asbestos-related claims against it. The recorded liability at December 31, 2002 represented the then-minimum estimated cost that Congoleum would incur to resolve its asbestos-related liability through a plan of reorganization.

Loss from operations was $12.6 million for the year ended December 31, 2002, compared to income of $4.1 million for the year ended December 31, 2001, a decrease of $16.7 million. This change was primarily due to the asbestos charge.

Interest income declined from $0.7 million in 2001 to $0.3 million in 2002 due to a combination of lower average cash equivalent and short-term investment balances and lower interest rates. Interest expense increased from $8.3 million in 2001 to $8.4 million in 2002, due to lower capitalized interest in 2002 compared to 2001.

Congoleum recorded a tax provision of $92 thousand on a loss before income taxes and the cumulative effect of accounting change of $19.2 million in 2002. The tax provision included a benefit from the reduction of $529 thousand for a tax valuation allowance as a result of utilizing certain loss carry forwards that had previously been fully reserved. This benefit was offset by an additional provision for valuation allowance. For 2001, the effective tax rate was 23.6% resulting in a tax benefit of $506 thousand which included a reduction for a tax valuation allowance of $273 thousand.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 142 was effective for Congoleum as of January 1, 2002. During the first quarter of 2002, Congoleum performed a transitional impairment test of goodwill in accordance with SFAS No. 142 and concluded that there was impairment. Congoleum compared the implied fair value of goodwill to the carrying value of goodwill and it was determined that based on the fair value of Congoleum's assets and liabilities, there should be no goodwill recorded. Accordingly, Congoleum recorded an impairment loss of $10.5 million during the first quarter of 2002, which has been recorded as the cumulative effect of a change in accounting principle as of January 1, 2002.

During the fourth quarter of 2002, Congoleum recorded other comprehensive expense of $11.3 million relating to the recognition of a minimum pension liability. Congoleum reduced its assumed long-term rate of return on pension plan assets from 9% to 7% and its discount rate from 7.25% to 6.75%.

Liquidity and Capital Resources - ABI and non-debtor subsidiaries

At December 31, 2003, consolidated working capital was $13.4 million, the ratio of current assets to current liabilities was 1.2 to 1, and the debt to equity ratio was 1.45 to 1. Net cash provided by operations during 2003 was $11.0 million. As discussed below, because the majority of the Company's debt agreements must be amended or extended prior to December 31, 2004, the related liabilities are classified as current. The Company anticipates that it will obtain the necessary amendments or extensions, or otherwise refinance the related debt. If the Company were unable to do so, it would have a material adverse effect on liquidity.

Although the Company currently has no material commitments for capital expenditures, it plans to make expenditures during 2004 of approximately $3 million to $4 million. Capital expenditures generally cover normal replacement of machinery and equipment and process improvements.

In 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company (the "Prudential Agreement"). Under the terms of this agreement, ABI borrowed $20 million and used the proceeds to retire existing long-term and revolving debt.

The Prudential Agreement was amended in October 2003 and January 2004 to revise certain financial covenants to afford the Company with greater flexibility to comply with those covenants and requires the Company to comply with additional covenants consistent with those included in the Fleet Agreement (as discussed below). In connection with the amendment, the Company and certain of its domestic subsidiaries granted Prudential a security interest in most of the Company's and its domestic subsidiaries' assets. The security interest granted to Prudential does not include the assets or shares of capital stock of Congoleum. Certain domestic subsidiaries of the Company have agreed to guaranty the Company's obligations under the amended Prudential Agreement. The security interests granted under the Prudential Agreement are on parity with security interests granted under the Fleet Agreement. The notes issued under the Prudential Agreement bear interest at 7.91% plus an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the amended Fleet Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA and is capped at 2% of the outstanding principal amount of the Series A Notes. Principal is repayable in five annual $4.0 million installments beginning August 28, 2006. Because the Prudential Agreement, as amended, requires the Fleet Agreement to be replaced or refinanced effective no later than December 31, 2004

(and the related commitment to be in place no later than November 14, 2004), amounts outstanding under the Prudential Agreement are classified as current liabilities.

 In October 2003, the Company and K&M entered into a new credit agreement (the "Fleet Agreement") which was further amended on January 29, 2004. The January amendment eliminated a participating lender under the agreement and reduced the maximum borrowings under the agreement from $25 million to $20 million. The Company expects to further amend the agreement to permit the Company's Canadian subsidiary to grant a security interest under that subsidiary's credit agreement (the "CIBC Agreement"). The Fleet Agreement, as amended, replaces a previous revolving credit agreement. In connection with the Fleet Agreement, the Company and certain of its domestic subsidiaries granted the lender a security interest in most of the Company's and its domestic subsidiaries' assets. The security interests granted are on parity with security interests granted under the Prudential Agreement. The security interest granted to the Lenders does not include the assets or shares of capital stock of Congoleum. Under the Fleet Agreement as amended, the Company and K&M are subject to various financial and other covenants. The amount of borrowings that may be outstanding at any time under the Fleet Agreement are determined by a borrowing base formula applied to inventory, receivables and fixed assets of the Company and certain of its subsidiaries, reduced by amounts outstanding under the Prudential Agreement, subject to a maximum of $20 million. Interest is payable on amounts borrowed under the Fleet Agreement at rates which generally range from a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75% depending on the Company's leverage ratio, as determined under the Fleet Agreement. Certain domestic subsidiaries of the Company have agreed to guaranty the Company's obligations under the Fleet Agreement. The Fleet Agreement expires on December 31, 2004.

The Company's Canadian subsidiary is financed under the CIBC Agreement that provided a $7.5 million Canadian dollar (US $5.8 million) capital loan and provides an operating loan facility of $11 million Canadian dollars (US $8.5 million). Proceeds of the capital loan were used to fund acquisitions of property and equipment in Canada. The capital loan is payable in 20 equal quarterly installments which began on February 28, 2002 and bears interest at 6.03%. The operating loan is payable on demand and bears interest at a floating rate which was 4.5% at December 31, 2003. The Company has agreed, subject to consent of lenders under the Fleet and Prudential Agreement, to permit borrowings under the CIBC Agreement to be secured by the Canadian division's inventory, receivables, and equipment.

Certain borrowing agreements of the Company or its subsidiaries restrict the ability of the Company or the borrowing subsidiary to incur additional indebtedness, pay dividends, or make capital expenditures in excess of a specified aggregate, and require the maintenance of certain financial ratios and minimum net worth levels. The covenants and conditions under those borrowing agreements must be met in order for the Company to borrow under those agreements. In addition, borrowings under the Fleet agreement are based upon the amount of domestic inventory, accounts receivable and fixed assets available as collateral. These considerations could limit the Company's ability to fully utilize the $28.5 million available under its existing lines of credit. At December 31, 2003, $7.9 million was outstanding under these lines and $0.5 million secured outstanding letters of credit, and $14.9 million was available for borrowing based on collateral levels.

Cash requirements for capital expenditures, working capital, debt service, and any dividends or share repurchases are expected to be financed from operating activities and borrowings under existing lines of credit. Existing resources, together with the cash generated from operations, is expected to be sufficient to meet the capital requirements of the current operations for the foreseeable future.

The following table summarizes the Company's obligations at December 31, 2003 for future principal payments on its long-term debt (assuming any necessary amendments or waivers are obtained from its lenders) and future minimum rental payments on its non-cancelable operating leases.

                                                Payments due by Period
                                                (amounts in thousands)

                                  Less than 1        1-2           2-3           3-4            4-5           After
                      Total           Year          Years         Years         Years          Years         5 Years
                    ------------------------------------------------------------------------------------------------

Long-term
   debt             $25,142         $21,289         $1,293        $1,297         $144         $  111         $1,008

Operating
   leases             4,703           1,555          1,045           831          703            569             --
                    ------------------------------------------------------------------------------------------------

                    $29,845         $22,844         $2,338        $2,128         $847         $  680         $1,008
                    ================================================================================================

On December 31, 2003 the Company's subsidiary Congoleum and two of its subsidiaries each filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code. As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos claims related to its former Tile Division operations not covered by ABI insurance will be channeled to the trust established in connection with Congoleum's Chapter 11 plan of reorganization. ABI expects to contribute $250 thousand in cash and a pledge of its Congoleum shares as collateral for Congoleum's obligations to the trust that would be established in connection with Congoleum's Chapter 11 reorganization. ABI does not expect its cash contribution or pledge would have a material adverse effect on its liquidity or capital resources. In addition, the Company is a defendant in a number of asbestos-related lawsuits as well, and is a party to Congoleum's litigation with its insurance carriers. See Note 10 of the Notes to the Consolidated Financial Statements, which is included at Item 8. These matters may have a material adverse impact on the Company's liquidity and capital resources.

Liquidity and Capital Resources - Congoleum

Congoleum's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K. These matters will have a material adverse impact on Congoleum's liquidity and capital resources. During 2003, Congoleum paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Congoleum expects to spend a further $9.8 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. Congoleum also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents which provide for the trust to reimburse certain expenses of Congoleum. Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2003, were $2.2 million, a decrease of $16.1 million from December 31, 2002. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. Working capital was $27.1 million at December 31, 2003, down from $28.8 million one year earlier. The ratio of current assets to current liabilities at December 31, 2003 was 1.5 to one, compared to 1.4 to one a year earlier. The ratio of debt to total capital at December 31, 2003 was .57 compared to .49 in 2002. Net cash used by operations during the year ended December 31, 2003 was $20.0 million, as compared to cash provided by operations of $10.0 million in 2002. Cash from operations decreased from 2002 to 2003 as funds were used to reduce accounts payable and accrued expenses offset by lower inventories and accounts receivables. Expenditures related to asbestos liabilities and Congoleum's reorganization plan were $18.8 million, in 2003, compared to $3.4 million in 2002, accounting for slightly more than half the decrease. The remainder of the decrease was primarily due to a low level of manufacturing and shipment activity at the end of 2003, combined with creditors managing their pre-petition credit exposure, and Congoleum prepaying certain expenses, prior to its December 31, 2003 Chapter 11 filing. These accounts are not expected to remain at the unusually low levels experienced at the end of 2003. Capital expenditures in 2003 totaled $4.6 million. Congoleum is currently planning capital expenditures of approximately $6 million in 2004 and between $5 and $8 million in 2005.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one year revolving credit facility with borrowings up to $30.0 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at December 31, 2003. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2003, based on the level of receivables and inventory, Congoleum had base borrowing availability of $22.4 million, of which $4.1 million was utilized for outstanding letters of credit and $10.2 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if Congoleum's plan of reorganization is not confirmed by that facility's expiration on December 31, 2004.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in "Legal Proceedings" in Part I, Item 3 and "Environmental Regulation" in Part I, Item 1). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although Congoleum did not generate cash from operations in 2003 (as more fully discussed above), Congoleum anticipates that it will generate cash from operations in 2004. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, planned capital expenditures for the foreseeable future, and its current estimates for costs to settle and resolve its asbestos liabilities through its pre-packaged Chapter 11 plan of reorganization. Congoleum's inability to obtain confirmation of the proposed plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements.

The following table summarizes Congoleum's contractual obligations for future principal payments on its debt and future minimum rental payments on its non-cancelable operating leases at December 31, 2003. Congoleum does not have payment obligations under capital leases or long term purchase contracts.

                                                         Payments Due by Period
                                                         (amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                 Total          Less than 1 year     1 - 3 years      4 - 5 years       After 5 years
-----------------------------------------------------------------------------------------------------------------------

Long-term debt                   $100,000                                                $100,000

Operating leases                   11,644            $2,762            $4,091               3,158            $1,633
-----------------------------------------------------------------------------------------------------------------------

Total                            $111,644            $2,762            $4,091            $103,158            $1,633
=======================================================================================================================

Contingencies

The Company's subsidiary Congoleum is seeking confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve liabilities related to the use of asbestos in its products decades ago.

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

Certain legal and administrative claims are pending or have been asserted against ABI. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Notes 1, 9 and 10 of Notes to Consolidated Financial Statements.)

During 2003 the Company decided to cease operations at its Janus division and recorded a charge of $8.5 million in the second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. The Company disposed of substantially all of the assets of Janus, other than the real estate, during 2003. Future expenditures related to this discontinued operation are not expected to be material, and the Company expects to realize approximately $4 million in net future cash proceeds from the sale of the real estate. Pursuant to a debt agreement the Company has with one of its lenders, the net sales proceeds from any sale or disposition of Janus' building must be first applied to repay amounts owed by the Company's wholly owned subsidiary AB Canada under its credit agreement with any remaining net sales proceeds to be applied to repaying amounts outstanding under the Company's credit facilities. If the Company is unable to timely sell or otherwise dispose of the assets of Janus on terms acceptable to ABI and in accordance with applicable regulatory or other legal requirements, including Canadian regulations and laws, such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements.

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

The Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and is seeking confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. Congoleum's liability for settlements of asbestos claims is at least $491 million, not including the cost to defend and litigate unsettled or future cases, which is substantially in excess of both the total assets of Congoleum as well as Congoleum's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. While Congoleum purchased insurance coverage it believes applies to these claims, some of the insurance carriers are presently insolvent and the remaining solvent insurance carriers have disputed their coverage obligations. Congoleum believes the ultimate amount of its liability, and the amount of recoverable insurance, will be determined through some combination of negotiation, litigation, and bankruptcy court order, but that these amounts can no longer be reasonably estimated given all the uncertainties that presently exist.

Congoleum expects that insurance will provide the vast majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself. Congoleum believes that it does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business, and filed for bankruptcy protection on December 31, 2003.

In light of its bankruptcy filing and pre-packaged plan of reorganization, Congoleum believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the plan trust plus the costs to effect the reorganization. Congoleum estimates the minimum remaining costs to complete this plan to be $9.8 million, which it has recorded as a current liability. The maximum amount of asbestos losses is limited to the going concern or liquidation value of Congoleum, an amount which Congoleum believes is substantially less than the minimum estimated liability for the known claims against it. The Company also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents which provide for the trust to reimburse certain expenses of the Company. Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources.

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

The most significant element in determining the Company's pension expense in accordance with SFAS No. 87 is the expected return on plan assets. In 2003, the Company has assumed that the expected long-term rate of return on plan assets will be 7.0%-7.5%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2003, the Company determined this rate to be 6.25%.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes 1, 9 and 10 of Notes to Consolidated Financial Statements, which is included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos personal injury claims. Congoleum has entered into settlement agreements with various asbestos claimants totaling $491 million. Settlement of this obligation pursuant to the terms of Congoleum's proposed pre-packaged plan is dependent on Bankruptcy Court confirmation of the plan, including determinations by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

There can be no assurance that Congoleum will be successful in obtaining confirmation of Congoleum's pre-packaged plan in a timely manner or at all. Any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court could vary significantly from the description in this report (including descriptions incorporated by reference in this report). Furthermore, the estimated costs and contributions required to confirm and to effect the proposed pre-packaged plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (ii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iii) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments and the proposed pre-packaged plan, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the pre-packaged Chapter 11 process and related developments arising from the strategy to settle asbestos liability, (vi) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms,
(vii) timely obtaining sufficient creditor and court approval of any reorganization plan, (viii) developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum, ABI, and certain insurers, and (ix) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation of its anticipated pre-packaged plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes 1, 9 and 10 of Notes to the Consolidated Financial Statements, which are included in this report.

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

The Company's tape division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 22% of the Company's tape division's net sales for the year ended December 31, 2003 and 25% of its net sales for the year ended December 31, 2002. The loss of the largest unaffiliated customer and/or two or more of the other unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, or financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 65% of Congoleum's net sales for the year ended December 31, 2003 and 59% of Congoleum's net sales for the year ended December 31, 2002.

The Company's subsidiary K&M Associates L.P. sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M Associates L.P.'s customers accounted for approximately 70% of its net sales for the year ended December 31, 2003 and 75% of its net sales for the year ended December 31, 2002. The loss of K&M Associates L.P.'s largest customer would likely have a material adverse effect on the Company's business, results of operations or financial condition.

A portion of the Company's debt must be amended or refinanced prior to December 31, 2004

The Company's revolving credit agreement expires on December 31, 2004. In addition, terms of the Company's Prudential Agreement require the Company to have a commitment to extend or replace the Fleet agreement no later than November 14, 2004, with such financing effective no later than December 31, 2004. Although the Company expects to extend the Fleet agreement, there can be no assurances that it will be able to do so, and such failure could have a material adverse effect on liquidity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         MARKET RISK

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its consolidated financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Substantially all of the Company's outstanding long-term debt as of December 31, 2003 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and the Far East, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2003, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     American Biltrite Inc. and Subsidiaries

             Consolidated Balance Sheets with Consolidating Details
                            (In thousands of dollars)

                                                                             December 31
                                                                      2003                2002
                                                                  ---------------------------------

Assets
Current assets:
   Cash and cash equivalents                                       $  3,959               $ 20,160
   Restricted cash                                                    1,757                     --
   Accounts and notes receivable, less allowances of
     $2,615 in 2003 and $2,764 in 2002 for doubtful
     accounts and discounts                                          36,010                 41,148
   Inventories                                                       81,480                 89,428
   Assets of discontinued operation                                   2,902                 13,942
   Deferred income taxes                                             11,033                  9,459
   Prepaid expenses and other current assets                         12,530                 11,139
                                                                  ---------------------------------
Total current assets                                                149,671                185,276

Property, plant and equipment, net                                  134,285                141,517

Other assets:
   Insurance receivable - asbestos-related liabilities               10,700                  8,500
   Goodwill, net                                                     11,300                 11,300
   Other assets                                                      13,440                 15,277
                                                                  ---------------------------------
                                                                     35,440                 35,077
                                                                  ---------------------------------

Total assets                                                       $319,396               $361,870
                                                                  =================================

See accompanying notes.

                                                                      American
          Eliminations                   Congoleum                    Biltrite
      2003          2002            2003           2002          2003           2002
 -----------------------------------------------------------------------------------------



                                 $  2,169       $ 18,277       $  1,790       $  1,883
                                    1,757


   $ (280)      $     (94)         13,560         17,034         22,730         24,208
                                   44,995         50,725         36,485         38,703
                                                                  2,902         13,942
                                    8,752          7,901          2,281          1,558
     (186)         (1,068)          9,672          7,868          3,044          4,339
-----------------------------------------------------------------------------------------
     (466)         (1,162)         80,905        101,805         69,232         84,633

                                   87,035         93,556         47,250         47,961


                                                                 10,700          8,500
                                                                 11,300         11,300
                                    7,959          8,630          5,481          6,647
-----------------------------------------------------------------------------------------
                                    7,959          8,630         27,481         26,447
-----------------------------------------------------------------------------------------

   $ (466)      $  (1,162)       $175,899       $203,991       $143,963       $159,041
=========================================================================================

                     American Biltrite Inc. and Subsidiaries

                            (In thousands of dollars)

                                                               December 31
                                                           2003         2002
                                                       ------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $  13,327   $  24,657
   Accrued expenses                                        55,873      77,401
   Liabilities of discontinued operation                      688       1,298
   Notes payable                                           18,125      15,276
   Current portion of long-term debt                       21,289      21,061
                                                       ------------------------
Total current liabilities                                 109,302     139,693

Long-term debt, less current portion                      103,626     104,210
Asbestos-related liabilities                               10,700       8,500
Other liabilities                                          62,126      61,121
Noncontrolling interests                                      663         808

Stockholders' equity:
   Common stock, par value $.01, authorized
     15,000,000 shares, issued 4,607,902 shares                46          46
   Additional paid-in capital                              19,548      19,548
   Retained earnings                                       47,573      62,376
   Accumulated other comprehensive loss                   (19,056)    (19,300)
                                                       ------------------------
                                                           48,111      62,670
Less cost of 1,166,351 shares of common stock in
   treasury                                                15,132      15,132
                                                       ------------------------
Total stockholders' equity                                 32,979      47,538
                                                       ------------------------

Total liabilities and stockholders' equity              $ 319,396   $ 361,870
                                                       ========================

See accompanying notes.

                                                                                         American
           Eliminations                           Congoleum                               Biltrite
      2003             2002                2003               2002                2003                2002
-------------------------------------------------------------------------------------------------------------




 $   (280)          $ (1,163)          $   4,544           $  14,647           $   9,063           $  11,173
                                          38,980              58,329              16,893              19,072
                                                                                     688               1,298
                                          10,232                                   7,893              15,276
                                                                                  21,289              21,061
-------------------------------------------------------------------------------------------------------------
     (280)            (1,163)             53,756              72,976              55,826              67,880

                                          99,773              99,724               3,853               4,486
                                                                                  10,700               8,500
     (186)                                48,147              47,369              14,165              13,752
                                                                                     663                 808


      (93)               (93)                 93                  93                  46                  46
  (49,105)           (49,105)             49,105              49,105              19,548              19,548
   35,275             35,275             (46,778)            (40,016)             59,076              67,117
    6,110              6,111             (20,384)            (17,447)             (4,782)             (7,964)
-------------------------------------------------------------------------------------------------------------
   (7,813)            (7,812)            (17,964)             (8,265)             73,888              78,747
   (7,813)            (7,813)              7,813               7,813              15,132              15,132
-------------------------------------------------------------------------------------------------------------
       --                  1             (25,777)            (16,078)             58,756              63,615
-------------------------------------------------------------------------------------------------------------

 $   (466)          $ (1,162)          $ 175,899           $ 203,991           $ 143,963           $ 159,041
=============================================================================================================

                     American Biltrite Inc. and Subsidiaries

        Consolidated Statements of Operations with Consolidating Details
               (In thousands of dollars, except per share amounts)

                                                                      Years ended December 31
                                                          2003                 2002                   2001
                                                     -------------------------------------------------------
Revenues:
   Net sales                                          $ 416,569             $ 434,495             $ 403,509
   Interest                                                 191                   330                   909
   Other                                                  3,359                 3,058                 2,162
                                                     -------------------------------------------------------
                                                        420,119               437,883               406,580
Costs and expenses:
   Cost of products sold                                299,017               310,260               288,740
   Selling, general and administrative
     expenses                                           119,472               128,673               101,440
   Interest                                              11,576                10,763                10,439
                                                     -------------------------------------------------------
                                                        430,065               449,696               400,619
Income (loss) before income taxes and other
   items                                                 (9,946)              (11,813)                5,961
Provision (credit) for income taxes                      (3,323)                1,248                 2,345
Noncontrolling interests                                   (174)                6,221                   435
                                                     -------------------------------------------------------
Net (loss) income from continuing                        (6,797)               (6,840)                4,051
    operations
Discontinued operation (2003 includes loss
    on disposal of $6,466 and tax benefit of
    $2,178; 2002 and 2001 include tax
    benefits of $888 and $531, respectively)             (7,361)               (2,073)               (1,235)
Cumulative effect of accounting change                                         (7,742)
                                                     -------------------------------------------------------

Net (loss) income                                     $ (14,158)            $ (16,655)            $   2,816
                                                    ========================================================

Income (loss) per common share from
    continuing operations, basic and diluted          $   (1.97)            $   (1.99)            $    1.17
Discontinued operation                                    (2.14)                (0.60)                (0.35)
Cumulative effect of accounting change                                          (2.25)
                                                     -------------------------------------------------------

Net (loss) income per common share, basic
    and diluted                                       $   (4.11)            $   (4.84)            $    0.82
                                                     =======================================================

See accompanying notes.

            Eliminations                        Congoleum                             American Biltrite
    2003       2002       2001       2003          2002           2001         2003          2002           2001
-------------------------------------------------------------------------------------------------------------------

  $ (56)   $   (198)    $(214)    $ 220,706     $ 237,206     $ 218,760     $ 195,919     $ 197,487     $ 184,963
                                         63           263           708           128            67           201
                                      1,276         1,543         1,320         2,083         1,515           842
-------------------------------------------------------------------------------------------------------------------
    (56)       (198)     (214)      222,045       239,012       220,788       198,130       199,069       186,006

    (56)       (198)     (214)      166,864       179,699       165,683       132,209       130,759       123,271

                                     56,911        70,119        48,952        62,561        58,554        52,488
                                      8,906         8,375         8,299         2,670         2,388         2,140
-------------------------------------------------------------------------------------------------------------------
    (56)       (198)     (214)      232,681       258,193       222,934       197,440       191,701       177,899

                                    (10,636)      (19,181)       (2,146)          690         7,368         8,107
                          (90)       (3,874)           92          (506)          551         1,156         2,941
              6,534       737                                                    (174)         (313)         (302)
-------------------------------------------------------------------------------------------------------------------

     --       6,534       827        (6,762)      (19,273)       (1,640)          (35)        5,899         4,864




                                                                               (7,361)       (2,073)       (1,235)
              4,731                               (10,523)                                   (1,950)
-------------------------------------------------------------------------------------------------------------------

  $  --    $ 11,265     $ 827     $  (6,762)    $ (29,796)    $  (1,640)    $  (7,396)    $   1,876     $   3,629
===================================================================================================================

                     American Biltrite Inc. and Subsidiaries

        Consolidated Statements of Cash Flows with Consolidating Details
                            (In thousands of dollars)

                                                                                      Years ended December 31
                                                                              2003             2002               2001
                                                                         -----------------------------------------------
Operating activities
Net (loss) income                                                          $(14,158)         $(16,655)         $  2,816
Net loss from discontinued  operation                                         7,361             2,073             1,235
                                                                         -----------------------------------------------
    Net (loss) income from continuing operations                             (6,797)          (14,582)            4,051
Adjustments to reconcile net (loss) income to net cash provided
   (used) by operating activities:
     Depreciation and amortization                                           18,026            17,067            18,421
     Provision for doubtful accounts and discounts                            2,691             2,863             2,761
     Deferred income taxes                                                   (2,243)            2,635               401
     Cumulative effect of accounting change                                                     7,742
     Gain on sale of property, plant and equipment                                                                 (809)
     Changes in certain operating assets and liabilities,
       exclusive of those arising from acquisitions:
          Accounts and notes receivable                                       3,471            (4,603)            4,416
          Inventories                                                        10,722             2,453            (4,342)
          Prepaid expenses and other current assets                           3,908             1,680            (7,261)
          Accounts payable and accrued expenses                             (37,849)           15,836            (8,332)
          Noncontrolling interests                                              174            (6,221)             (435)
          Other                                                              (1,050)           (4,182)            1,271
                                                                         -----------------------------------------------
Net cash provided (used) by operating activities                             (8,947)           20,688            10,142

Investing activities
Investments in property, plant and equipment                                 (7,445)          (12,127)          (22,211)
Purchases of short-term investments                                                                              (4,175)
Proceeds from sales of short-term investments                                                   1,416            14,856
Proceeds from sale of property, plant and equipment                                                               1,092
Acquisition of certain Swank assets                                                                              (4,646)
Purchase of additional partnership interests in K&M                                                              (2,066)
                                                                         -----------------------------------------------
Net cash used in investing activities                                        (7,445)          (10,711)          (17,150)

Financing activities
Net short-term borrowings (payments)                                          2,586             3,630               (33)
Long-term borrowings                                                                                             24,882
Payments on long-term debt                                                   (1,203)           (1,032)           (9,684)
Net change in restricted cash                                                (1,757)
Purchase of treasury shares                                                                                      (1,066)
Dividends paid                                                                 (645)           (1,721)           (1,727)
Proceeds from exercise of stock options                                                                             103
                                                                         -----------------------------------------------
Net cash provided (used) by financing activities                             (1,019)              877            12,475

Effect of foreign exchange rate changes on cash                              (1,859)           (1,170)              393
                                                                         -----------------------------------------------
Net cash (used in) provided by continuing operations                        (19,270)            9,684             5,860
Net cash provided (used) by discontinued operation                            3,069            (6,327)           (5,914)
Cash and cash equivalents at beginning of year                               20,160            16,803            16,857
                                                                         -----------------------------------------------
Cash and cash equivalents at end of year                                   $  3,959          $ 20,160          $ 16,803
                                                                         ===============================================

See accompanying notes

       Eliminations                           Congoleum                     American Biltrite
   2003       2002        2001       2003        2002       2001       2003        2002        2001
-----------------------------------------------------------------------------------------------------

 $     --   $ 11,265   $    827   $ (6,762)   $(29,796)  $ (1,640)  $ (7,396)   $  1,876    $  3,629
                                                                       7,361       2,073       1,235
-----------------------------------------------------------------------------------------------------
              11,265        827     (6,762)    (29,796)    (1,640)       (35)      3,949       4,864


                                    11,761      11,273     12,181      6,265       5,794       6,240
                                                                       2,691       2,863       2,761
                                      (882)      4,112       (652)    (1,361)     (1,477)      1,053
              (4,731)                           10,523                             1,950
                                                                                                (809)


                                     3,474         898      7,595         (3)     (5,501)     (3,179)
                                     5,730       5,057     (2,875)     4,992      (2,604)     (1,467)
                                    (1,667)        602     (4,870)     5,575       1,078      (2,391)
                                   (29,945)     11,326    (10,508)    (7,904)      4,510       2,176
              (6,534)      (827)                                         174         313         392
                                    (1,664)     (4,025)       566        614        (157)        705
-----------------------------------------------------------------------------------------------------
                                   (19,955)      9,970       (203)    11,008      10,718      10,345


                                    (4,628)     (8,366)    (7,858)    (2,817)     (3,761)    (14,353)
                                                           (4,175)
                                                 1,416     14,856
                                                                                               1,092
                                                                                              (4,646)
                                                                                              (2,066)
-----------------------------------------------------------------------------------------------------
                                    (4,628)     (6,950)     2,823     (2,817)     (3,761)    (19,973)


                                    10,232                            (7,646)      3,630         (33)
                                                                                              24,882
                                                                      (1,203)     (1,032)     (9,684)
                                    (1,757)
                                                                                              (1,066)
                                                                        (645)     (1,721)     (1,727)
                                                                                                 103
-----------------------------------------------------------------------------------------------------
                                     8,475                            (9,494)        877      12,475

                                                                      (1,859)     (1,170)        393
-----------------------------------------------------------------------------------------------------
                                   (16,108)      3,020      2,620     (3,162)      6,664       3,240
                                                                       3,069      (6,327)     (5,914)
                                    18,277      15,257     12,637      1,883       1,546       4,220
-----------------------------------------------------------------------------------------------------
 $     --   $     --   $     --   $  2,169    $ 18,277   $ 15,257   $  1,790    $  1,883    $  1,546
=====================================================================================================

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                            (In thousands of dollars)

                                                                                       Accumulated
                                                            Additional                    Other                         Total
                                                              Paid-in      Retained   Comprehensive     Treasury    Stockholders'
                                             Common Stock     Capital      Earnings       Loss           Stock         Equity
                                            ---------------------------------------------------------------------------------------

Balance at December 31, 2000                 $     46       $ 19,521       $ 79,663      $ (5,514)      $(14,169)      $ 79,547

Comprehensive income:
   Net income for 2001                                                        2,816                                       2,816
   Other comprehensive loss                                                                (2,452)                       (2,452)
                                                                                                                     --------------
   Total comprehensive income                                                                                               364

Tax benefit on exercise of options                                27                                                         27
Dividends declared ($.50 per share)                                          (1,727)                                     (1,727)
Exercise of stock options                                                                                    103            103
Purchase of treasury stock                                                                                (1,066)        (1,066)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2001                       46         19,548         80,752        (7,966)       (15,132)        77,248

Comprehensive loss:
   Net loss for 2002                                                        (16,655)                                    (16,655)
   Other comprehensive loss                                                               (11,334)                      (11,334)
                                                                                                                     --------------
   Total comprehensive loss                                                                                             (27,989)

Dividends declared ($.50 per share)                                          (1,721)                                     (1,721)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2002                       46         19,548         62,376       (19,300)       (15,132)        47,538

Comprehensive loss:
   Net loss for 2003                                                        (14,158)                                    (14,158)
   Other comprehensive income                                                                 244                           244
                                                                                                                     --------------
   Total comprehensive loss                                                                                             (13,914)

Dividends declared ($.1875 per share)                                                                                      (645)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2003                 $     46       $ 19,548       $ 47,573      $(19,056)      $(15,132)      $ 32,979
                                            =======================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                            (In thousands of dollars)

                                December 31, 2003

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

As discussed more fully below and elsewhere in these footnotes, the Company's Congoleum subsidiary filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. As a result, the Company expects to continue to control Congoleum while it is in bankruptcy. Additionally, Congoleum's proposed reorganization plan, which remains subject to Bankruptcy Court approval, anticipates no changes in the equity ownership upon emergence from bankruptcy. Congoleum believes that its pre-packaged bankruptcy proceeding could be concluded in a relatively short period of time, possibly by December 31, 2004. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

As more fully discussed in Notes 9 and 10 of Notes to Consolidated Financial Statements, the Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and is seeking confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. The plan contemplated by Congoleum would permit shareholders, including ABI, to retain their existing equity interests in Congoleum. As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former Tile Division operations not covered by ABI insurance will be channeled to the plan trust established under section 524(g) of the Bankrupty Code pursuant to Congoleum's Chapter 11 plan of reorganization. ABI and Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250 thousand in cash from ABI and a note from Congoleum in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of such contribution secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. ABI does not expect that Congoleum's note contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The value of the note that Congoleum will contribute to the trust under the proposed plan is $2.7 million but is subject to increase based upon the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization, which could be materially higher. The proposed pre-packaged plan calls for a possible additional contribution by ABI to the plan trust in the event ABI sells its interest in Congoleum before the fifth anniversary of confirmation of Congoleum's plan.

Because it maintains a controlling interest, ABI has continued to consolidate Congoleum's results, which included losses of (including other comprehensive losses) of $25.8 million in excess of the value of its investment in Congoleum at December 31, 2003. For more information regarding Congoleum's and ABI's asbestos liabilities and plans for resolving those liabilities, please refer to Notes 9 and 10 of Notes to Consolidated Financial Statements. In addition, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results - The Company and its majority-owned subsidiary have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" for factors that could cause actual results to differ from Congoleum's and ABI's goals for resolving their asbestos liabilities.

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company will implement this guidance in consolidated financial statements for periods after December 31, 2003.

Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's liabilities at December 31, 2003 will be reclassified as liabilities subject to compromise. Obligations arising post petition, and pre-petition obligations that are secured or that the Bankruptcy Court authorizes the Company to pay, will not be classified as liabilities subject to compromise.

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Included in other assets on the accompanying balance sheets is ABI's investment in Compania Hulera Sula, S.A., a 50%-owned venture. The investment is accounted for on the cost method due to the uncertainty of the political climate and currency restrictions in Honduras.

Use of Estimates and Critical Accounting Policies

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, concern asbestos liabilities, environmental contingencies, valuation of deferred tax assets, and pension plan and post-retirement benefits. A discussion on the application of these and other accounting policies is detailed throughout Note 1.

Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its financial statements or in the application of accounting policies, if business conditions were different, or if the Company used different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's financial statements.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have generally been within management's expectations. For the years ended December 31, 2003, 2002 and 2001, the Company had two customers that accounted for 35%, 32%, and 26% of net sales, respectively. At December 31, 2003, 2002 and 2001, one customer accounted for 16%, 19% and 14% of trade receivables outstanding, respectively.

Cash

Cash equivalents represent highly liquid debt instruments with maturities of three months or less at the date of purchase. The carrying value of cash equivalents approximates fair value.

Under the terms of Congoleum's revolving credit agreement, payments on their accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most of the Company's domestic inventories and the first-in, first-out (FIFO) method for the Company's foreign inventories. The Company records as a charge to cost of products sold any amounts required to reduce the carrying value of inventories to net realizable value.

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

Debt Issue Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt agreements. Debt issue costs at December 31, 2003 and 2002 amounted to $1,649 and $2,159, respectively, net of accumulated amortization of $2,167 and $1,657, respectively, and are included in other noncurrent assets.

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2001 using the straight-line method principally over 40 years. The Company evaluates the recoverability of goodwill and other intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. The Company completed its annual impairment test in the fourth quarter of 2003 and concluded that no adjustment was required to the carrying value of our goodwill based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. During the first quarter of 2002, the Company performed a transitional impairment test and concluded that the goodwill related to both Congoleum and Janus was impaired and recorded a goodwill impairment charge for the cumulative effect of change in accounting principle of $7.7 million. Congoleum recorded an impairment loss of $10.5 million. ABI's share, 55%, in this impairment loss resulted in a charge of $5.8 million plus a charge of $1.9 million for an impairment loss related to Janus goodwill for a total charge of $7.7 million.

The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2001:

                                                 Years Ended December 31
                                              2003       2002          2001
                                           ---------   ---------    ---------
                                        (In thousands, except per share amounts)
   Net (loss) income from continuing
     operations:
   As reported                             $  (6,797)  $  (6,840)   $   4,051
   Goodwill amortization                                                1,402
                                           ---------   ---------    ---------
   As adjusted                             $  (6,797)  $  (6,840)   $   5,453
                                           =========   =========    =========

   Basic (loss) income per share from
     continuing operations:
   As reported                             $   (1.97)  $   (1.99)   $    1.17

   Goodwill amortization                                                  .41
                                           ---------   ---------    ---------
   As adjusted                             $   (1.97)  $   (1.99)   $    1.58
                                           =========   =========    =========

Impairment of Long-Lived Assets

The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, it projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Environmental Remediation and Product Liabilities

The Company is subject to federal, state, and local environmental laws and regulations. The Company records a liability for environmental remediation claims when a clean-up program or claim payment becomes probable and the costs can be reasonably estimated. The Company also records an insurance receivable based on its estimate of insurance recoveries for these costs. The recorded liabilities, and related assets, are not discounted for delays in future payments (see Notes 5, 7 and 9.).

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

The Company's subsidiary Congoleum is a defendant in a large number of asbestos-related lawsuits and is seeking confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (See Notes 9 and 10). The recorded liability for Congoleum's asbestos-related exposures is based on the minimum estimated cost to resolve these liabilities through the proposed plan of reorganization.

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

Shipping and Handling Costs

Shipping and handling costs for the years ended December 31, 2003, 2002 and 2001 were $6,525, $6,448 and $8,301, respectively, and are included in selling, general and administrative expenses.

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

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rate of 4.31% and 4.37%, expected dividend yield of 3.00% and 4.00%, volatility factor of the expected market price of the Company's common stock of .286 and .285, and a weighted-average expected life of the options of seven and one-half years.

The weighted-average fair value of options granted under ABI's 1999 Stock Award and Incentive Plan for Directors during 2003 and 2002 was $1.90 and $2.68, respectively. The weighted-average fair value of options granted under ABI's 1993 Stock Award and Incentive Plan during 2001 was $3.95.

For purposes of pro forma disclosures, the estimated fair value of the ABI options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows:

                                                Years ended December 31
                                              2003         2002        2001
                                           ---------------------------------
                                        (In thousands, except per share amounts)
Net (loss) income                          $(14,158)    $(16,655)    $ 2,816
Estimated pro forma compensation
   expense from stock options                   (14)         (20)        (21)
                                           ---------------------------------
       Pro forma net (loss) income         $(14,172)    $(16,675)    $ 2,795
                                           =================================

Pro forma (loss) income per share:
       Basic                               $  (4.12)    $  (4.85)    $   .81
       Diluted                                (4.12)       (4.85)        .81

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $4,765, $5,105 and $4,940 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Recently Issued Accounting Principles

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard did not have an effect on the Company's consolidated financial statements.

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate such entities. FIN 46 is effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and will apply the provisions of FIN 46R with its first quarter 2004 financial statements.

In November 2001, Emerging Issues Task Force (EITF) issue 01-9, Accounting for Consideration Given by Vendor to Customer or Reseller of the Vendor's Products, was issued. The Company adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in net sales. The impact for the twelve month's ending December 31, 2002 and 2001 was a reduction of net sales and of selling, general and administrative expenses $4.1 million and $4.5 million respectively.

Reclassifications

Certain amounts in prior years have been reclassified to permit comparison with 2003 classifications.

2. Inventories

Inventories at December 31 consisted of the following:

                                                              2003       2002
                                                            --------------------

Finished goods                                               $62,072    $64,741
Work-in-process                                                7,953      9,857
Raw materials and supplies                                    11,455     14,830
                                                            --------------------

                                                             $81,480    $89,428
                                                            ====================

At December 31, 2003, domestic inventories determined by the LIFO inventory method amounted to $54,874 ($61,000 at December 31, 2002). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $2,080 and $1,158 lower at December 31, 2003 and 2002, respectively.

3. Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:


                                                          2003         2002
                                                      ------------------------

Land and improvements                                   $  5,526     $  5,536
Buildings                                                 73,535       70,381
Machinery and equipment                                  258,367      246,593
Construction-in-progress                                   6,350        6,032
                                                      ------------------------
                                                         343,778      328,542
Less accumulated depreciation                            209,493      187,025
                                                      ------------------------

                                                        $134,285     $141,517
                                                      ========================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest cost was $311 and $250 for 2003 and 2002, respectively.

Depreciation expense amounted to $17,414, $16,508 and $16,634 in 2003, 2002 and 2001, respectively.

4. Acquisitions and Purchase of Additional Partnership Interests

K&M Transactions

During 1995, ABI acquired additional partnership interests in K&M, giving ABI majority ownership and control. In conjunction with the acquisition, ABI also entered into agreements with the remaining limited partners of K&M, providing ABI the option to buy, and providing the limited partners of K&M the option to require ABI to purchase, the remaining partnership interests in K&M. During 2001, ABI acquired an additional 10% interest from the limited partners for total consideration of $2,066. ABI owns a 94.5% partnership interest in K&M at December 31, 2003.

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

5. Accrued Expenses

Accrued expenses at December 31 consisted of the following:

                                                            2003         2002
                                                          ---------------------

   Accrued advertising and sales promotions               $21,771      $31,289
   Asbestos-related matters                                 9,819       21,295
   Employee compensation and related benefits               7,018        7,329
   Interest                                                 3,879        3,803
   Environmental liabilities                                1,559        1,434
   Royalties                                                1,205        1,292
   Deferred income taxes                                    4,376        3,954
   Income taxes                                                          1,632
   Other                                                    6,246        5,373
                                                          ---------------------

                                                          $55,873      $77,401
                                                          =====================

6. Financing Arrangements

Long-term debt at December 31 consisted of the following:

                                                             2003         2002
                                                          ---------------------

   8 5/8% Senior Notes, due 2008                          $ 99,773     $ 99,724
   Note Purchase Agreement                                  20,000       20,000
   Other notes                                               5,142        5,547
                                                          ---------------------
                                                           124,915      125,271
   Less current portion                                     21,289       21,061
                                                          ---------------------

                                                          $103,626     $104,210
                                                          =====================

8 5/8% Senior Notes due 2008

In August 1998, Congoleum issued $100,000 of 8 5/8% Senior Notes, maturing August 1, 2008, priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003, at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. During 2003, the indenture governing the Senior Notes was amended to permit transactions contemplated under Congoleum's proposed plan of reorganization and related agreements. The holders of the Senior Notes have no recourse to the assets of ABI or its other subsidiaries.

The fair value of Congoleum's long-term debt is based on the quoted market prices for publicly traded issues. The estimated fair value of the 8 5/8% Senior Notes was approximately $65,000 and $45,000 at December 31, 2003 and 2002, respectively.

Note Purchase Agreement

During the third quarter of 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company (the "Prudential Agreement"). Under the terms of this agreement, ABI borrowed $20,000 and used the proceeds to retire existing long-term and revolving debt. The terms of the Prudential Agreement were modified during 2003 and in January 2004 to revise covenants and certain other terms to conform with revisions to the Company's revolving credit agreement, and to require, among other things, that the Company obtain a commitment to extend or replace its revolving credit agreement no later than November 15, 2004. These amendments also granted the lender a security interest, shared with the revolving credit lender, in certain domestic receivables, inventory, and fixed assets. The notes under the Prudential Agreement bear interest at 9.91% (reducing to 7.91% if a lower ratio of debt to EBITDA, as defined in the Prudential Agreement, is attained). Principal is repayable in five annual $4,000 installments beginning August 28, 2006.

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 25,000 Belgian francs (US $681) and 2,700 Singapore dollars (US $1,534). The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (5.0% at December 31, 2003) for the Singapore loan. The loans are secured by the property acquired.

The Company, through a Canadian subsidiary, is party to a credit agreement providing a $7,500 Canadian dollar (US $4,770) capital loan and increasing an existing operating loan facility to $12,000 Canadian dollars (US $7,632). Proceeds of the capital loan were used to fund acquisitions of property and equipment in Canada. The capital loan is payable in 20 equal quarterly installments beginning February 28, 2002 and bears interest at 6.03%. The operating loan is payable on demand and bears interest at a floating rate which averaged 4.5% at December 31, 2003.

Revolving Credit Agreements

ABI is party to a revolving credit agreement that provides for borrowings of up to $20,000 (depending on levels of domestic inventory, receivables, and fixed assets) through December 31, 2004, with interest varying based upon the Company's leverage ratio (as defined in that agreement). This agreement was amended during 2003 and in January 2004 to modify certain terms, including making financial covenants less restrictive. This agreement as amended provides for a commitment fee based on the average daily unused portion of the commitment, which varies depending on the leverage ratio. Borrowings under the revolving credit agreement and the note purchase agreement are secured by certain of the assets of certain of the Company's domestic subsidiaries. At December 31, 2003, the Company had $3,950 outstanding under this agreement with an interest rate of 3.75%. Unused borrowing availability under this agreement at December 31, 2003 was $10,333.

Congoleum has a revolving credit facility, which expires December 31, 2004 that provides for borrowings up to $30,000 depending on levels of inventory and receivables. This agreement, which converted to a debtor-in-possession facility upon Congoleum's bankruptcy filing, provides for a commitment fee based on the average daily unused portion of the commitment equal to three-eighths of one percent and a monthly servicing fee of $3. Borrowings under this facility are collateralized by inventory and receivables. There was $10,232 in borrowings outstanding under this facility at December 31, 2003 and no borrowings outstanding at December 31, 2002. The facility provides for standby letters of credit, the outstanding amount of which was $4,100 at December 31, 2003. Unused borrowing availability under this agreement at December 31, 2003 was $8,100.

The terms of certain of the Company's loan agreements include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures. Certain agreements also have covenants requiring maintenance of minimum net worth levels, current ratios, and fixed charge coverage ratios and maximum debt levels and debt to EBITDA ratios. Retained earnings, which were unrestricted as to such distributions, amounted to $1,937 at December 31, 2003.

Interest paid on all outstanding debt amounted to $11,500 in 2003, $10,796 in 2002 and $10,645 in 2001.

Principal payments on the Company's long-term obligations due in each of the next five years are as follows:

                2004                                              $21,289
                2005                                                1,293
                2006                                                1,297
                2007                                                  144
                2008                                               99,884

7. Other Liabilities

Other liabilities at December 31 consisted of the following:

                                                             2003        2002
                                                           -------------------

   Pension benefit obligations                             $26,278     $24,808
   Environmental remediation and product
      related liabilities                                    9,301       8,745
   Other postretirement benefits                             8,517       8,708
   Deferred income taxes                                    10,355      10,703
   Accrued workers' compensation                             5,130       5,499
   Accrued compensation                                        370         318
   Other                                                     2,175       2,340
                                                           -------------------

                                                           $62,126     $61,121
                                                           ===================

8. Pension Plans

The Company sponsors several noncontributory defined benefit pension plans covering most of the Company's employees. Benefits under the plan are based on years of service and employee compensation. Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. The Company also maintains health and life insurance programs for retirees (reflected in the table below in "Other Benefits").

The following summarizes the change in the benefit obligation; the change in plan assets; the funded status; and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

                                                                     Pension Benefits         Other Benefits
                                                                  ---------------------     -------------------
(In thousands)                                                       2003         2002        2003        2002
---------------------------------------------------------------------------------------------------------------

Change in Benefit Obligation:
 Benefit obligation at beginning of year                          $ 81,106     $ 75,390     $ 8,341     $ 7,033
 Service cost                                                        1,854        1,587         189         157
 Interest cost                                                       5,440        5,314         546         522
 Plan participants contributions                                       162          153
 Amendments                                                            305           14
 Actuarial (gain) loss                                               9,351        4,101         610       1,115
 Foreign currency exchange rate changes                              1,427           88
 Benefits paid                                                      (5,608)      (5,541)       (509)       (486)
                                                                  ---------------------------------------------
Benefit obligation at end of year                                 $ 94,037     $ 81,106     $ 9,177     $ 8,341
                                                                  =============================================

Change in Plan Assets:
 Fair value of plan assets at beginning of year                   $ 56,577     $ 63,102
 Actual return on plan assets                                       10,504       (5,950)
 Employer contribution                                               4,752        4,689
 Plan participants contribution                                        162          153
 Foreign currency exchange rate changes                              1,788          124
 Benefits paid                                                      (5,608)      (5,541)
                                                                  ---------------------
Fair value of plan assets at end of year                          $ 68,175     $ 56,577
                                                                  =====================

Funded (unfunded) status                                          $(25,862)    $(24,529)    $(9,177)    $(8,341)
Unrecognized net actuarial loss                                     22,504       22,090         848         272
Unrecognized transition obligations                                   (301)        (377)       (603)     (1,065)
Unamortized prior service cost                                         401         (335)
                                                                  ---------------------------------------------
Accrued benefit cost                                              $ (3,258)    $ (3,151)    $(8,932)    $(9,134)
                                                                  =============================================

Amounts recognized in the balance sheets consist of:
 Accrued benefit liability                                        $(26,278)    $(24,808)    $(8,517)    $(8,708)
 Accrued expenses                                                                              (415)       (426)
 Prepaid benefit obligation                                            111          259
 Intangible asset                                                      328          436
 Deferred tax asset                                                  2,197        3,515
 Accumulated other comprehensive income                             20,384       17,447
                                                                  ---------------------------------------------
Net amount recognized                                             $ (3,258)    $ (3,151)    $(8,932)    $(9,134)
                                                                  =============================================

Accumulated Benefit Obligation as of year-end                     $ 87,766     $ 76,010
                                                                  =====================

                                                              Pension Benefits                  Other Benefits
                                                      --------------------------------    -------------------------
(In thousands)                                          2003        2002        2001       2003      2002      2001
-------------------------------------------------------------------------------------------------------------------

Components of Net Periodic Benefit Cost:
 Service cost                                         $ 1,854     $ 1,587     $ 1,514     $ 189     $ 157     $ 142
 Interest cost                                          5,440       5,314       5,183       546       522       474
 Expected return on plan assets                        (4,052)     (5,513)     (5,739)
 Recognized net actuarial loss (gain)                   1,499         442         (19)       34        14        (9)
 Amortization of transition obligation                   (111)         71         275
 Amortization of prior service cost                      (206)       (195)       (195)     (462)     (462)     (462)
                                                      -------------------------------------------------------------
Net periodic benefit cost                             $ 4,424     $ 1,706     $ 1,019     $ 307     $ 231     $ 145
                                                      =============================================================

The weighted-average assumptions used to determine benefit obligation for the Pension Benefits as of year-end were as follows:

                                                    2003              2002
                                                    ----              ----
Discount rate                                       6.25%             6.75%
Rate of compensation increase                    4.00%-5.00%       4.25%-5.00%

The weighted-average assumptions used to determine benefit obligation for the Other Benefits as of year-end were as follows:

                                                    2003              2002
                                                    ----              ----
Discount rate                                       6.75%             6.75%

The weighted-average assumptions used to determine net periodic benefit cost related to the Pension Benefits were as follows:

                                                     2003          2002          2001
                                                     ----          ----          ----
Discount rate                                    6.25%-6.75%       6.75%      6.75%-7.25%
Expected long-term return on plan assets         7.00%-7.50%    7.00%-9.00%   7.50%-9.00%
Rate of compensation increase                    4.00%-5.50%    4.25%-5.00%   4.25%-5.00%

The weighted-average assumptions used to determine net periodic benefit cost related to the Other Benefits were as follows:

                                           2003          2002          2001
                                           ----          ----          ----
Discount Rate                              6.75%         6.75%         7.25%

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with SFAS 87.

Assumed healthcare cost trend rates as of year-end were as follows:

                                                                  2003     2002
                                                                  ----     ----
Healthcare cost trend rate assumed for next year                  9.0%     9.0%
Ultimate healthcare cost trend rate                               5.0%     5.0%
Year that the assumed rate reaches ultimate rate                  2009     2008

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                                  1 Percentage       1 Percentage
                                                                  Point Increase    Point Decrease
                                                                  --------------    --------------

Effect on total of service and interest cost components                $ 64               $ 55
Effect on post-retirement benefit obligation                           $666               $594

For the pension plan, the weighted-average asset allocation at December 31, 2003, and December 31, 2002, by asset category, are as follows:

                                        Pension Assets          Pension Assets
                                        at December 31,        at December 31,
Asset Category                               2003                   2002
------------------------------------------------------------------------------
Equity securities                             59%                    55%
Debt securities                               40%                    44%
Other                                         1%                      1%
                                        --------------------------------------
Total                                        100%                    100%
                                        ======================================

The Company has developed an investment strategy for the pension plan. The investment strategy is to emphasize total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plan's assets is the emphasis on consistent growth; specifically, growth in a manner that protects the Plan's assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

The primary objective for the plan is to provide long-term capital appreciation primarily through investment in equity and debt securities. The Company's target asset allocation is consistent with the weighted-average allocation at December 31, 2003.

The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.

Contributions

The Company expects to contribute between $9.0 million and $10.0 million to its pension plans, substantially all of which relates to Congoleum.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2003.

                                       Pension                       Other
                                       Benefits                     Benefits
                                       --------                     --------
2004                                    $ 5,960                      $  529
2005                                      5,998                         562
2006                                      6,063                         594
2007                                      6,133                         648
2008                                      6,194                         699
2009-2013                                33,086                       3,938

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% of compensation with the Company partially matching contributions. Defined contribution pension expense for the Company was $984, $1,788, and $1,793 for the years ended December 31, 2003, 2002, and 2001, respectively.

9. Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $5,894 in 2003, $6,079 in 2002 and $5,475 in 2001.

Future minimum payments relating to operating leases are as follows:

                      2004                                      $ 4,317
                      2005                                        3,489
                      2006                                        2,478
                      2007                                        2,264
                      2008                                        2,166
                Thereafter                                        1,633
                                                               ---------

               Total future minimum lease payments              $16,347
                                                               =========

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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's balance sheet as shown in the following table. Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. However, since ABI includes Congoleum in ABI's consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in ABI's consolidated financial statements. Congoleum has filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of a plan to resolve its asbestos-related liabilities. See Notes 1 and 10 for a discussion of this subject.

                                                             2003                      2002
                                                     Liability   Receivable    Liability    Receivable
                                                     -------------------------------------------------

Congoleum
   Environmental liabilities                          $ 5,285      $ 2,689      $ 5,177      $ 1,995
   Asbestos product liability                           9,819        3,587       21,295
   Other                                                  996          130        1,281          225
                                                      ----------------------------------------------

                                                       16,100        6,406       27,753        2,220
                                                      ----------------------------------------------

American Biltrite Inc.
   Environmental liabilities                            4,479          875        3,621          875
   Asbestos product liability                          10,700       10,700        8,500        8,500
   Other                                                  100                       100
                                                      ----------------------------------------------

                                                       15,279       11,575       12,221        9,375
                                                      ----------------------------------------------

Consolidated
   Environmental liabilities                            9,764        3,564        8,798        2,870
   Asbestos product liability                          20,519       14,287       29,795        8,500
   Other                                                1,096          130        1,381          225
                                                      ----------------------------------------------

                                                      $31,379      $17,981      $39,974      $11,595
                                                      ==============================================

Reporting Classification of above amounts
   Accrued expenses                                   $11,378                   $22,729
   Asbestos-related liabilities                        10,700                     8,500
   Other liabilities                                    9,301                     8,745
   Other current assets                                            $ 3,587                   $ 2,220
   Insurance for asbestos-related liabilities                       10,700                     8,500
   Other assets                                                      3,694                       875
                                                      ----------------------------------------------

                                                      $31,379      $17,981      $39,974      $11,595
                                                      ==============================================

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,954 pending claims involving approximately 3,462 individuals as of December 31, 2003. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31, was as follows:
                                                             2003      2002
                                                           ------------------

Claims at January 1                                           884       464
New claims                                                  1,367       528
Settlements                                                   (14)      (11)
Dismissals                                                   (283)      (97)
                                                           ------------------

Claims at December 31                                       1,954       884
                                                           ==================

The total indemnity costs incurred to settle claims during 2003 and 2002 were $270 and $409, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $0.9 in 2003 and $3.8 in 2002. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2003, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2003. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2009 was $10,700 to $16,000. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $10,700 in its financial statements. The Company also believes that based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $10,700 at December 31, 2003, which has been included in other assets.

Due to the numerous variables and uncertainties, including the effect of Congoleum's pre-packaged Chapter 11 case and proposed plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a five year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. At one of the four sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is approximately $65,000. In addition, the Environmental Protection Agency (the "EPA") has estimated its reimbursable costs to be approximately $20,000. ABI's and Ideal's share of the aggregate assessments to the PRPs to date is approximately $159. Subject to a final allocation among the PRPs, ABI's and Ideal's aggregate share of the EPA's past costs and the future remediation costs is currently estimated to be approximately $953. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At another site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $2,700 to $10,700. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated future remediation costs range from approximately $22 to about $227. These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI. A substantial share of ABI's future remediation costs with respect to the ILCO site will be payable over the next one to five years. ABI and the other settling PRPs also are pursuing litigation against two PRPs who used the ILCO Site and have not settled.

There are two EPA sites in Georgia. At one of the EPA sites, ABI has been named along with seven other PRPs with respect to three neighborhood sites ("Sites") in Atlanta, Georgia where properties within the boundaries of the Sites contain lead in the surface soil in concentrations that exceed the EPA's residential lead screening level. The EPA has requested that ABI sign an administrative consent order. ABI has reviewed the EPA notification letter and the administrative consent order and is assessing its responsibility with respect to the Sites and whether it is in its interest to sign the consent order. At the other site in Fulton County, a former smelting and refinery site, ABI has not entered into any negotiations with other PRP's or the site owner. ABI believes, based upon current information available, that its liability at either site will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at these Georgia sites.

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

In 2000, ABI and TBC entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4,100 in settlement of their share of Olin's $18,000 of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the site after January 1, 1999, plus an annual reimbursement of $100 for Olin's internal costs. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site. Olin has estimated that the total response costs for 2004 will be approximately $6,600. For costs beyond 2004, ABI has estimated the range to be between $14,600 to $27,300. As of December 31, 2003, ABI has estimated its potential liability for Olin to be in the range of $2,300 to $4,000 after allocation for Olin's internal costs but before any recoveries from insurance.

The State of Maine Department of Environmental Protection has put the present owner of a former ABI plant on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be approximately $1,000. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at this site.

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

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the Southington Site, the ILCO Site, the Georgia Sites, the Olin Site and the state supervised sites in Maine, Massachusetts and New York. An agreement was executed by ABI and it carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1,900 for past and current environmental claims. One carrier has agreed to reimburse the Company for 2.5% for Olin's future environmental expenses, $20 of which was reimbursed through December 31, 2003 and which reimbursement was shared 37.5% with TBC. ABI and its other carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of December 31, 2003, the Company has accrued $4,500 for ABI's estimable and probable amounts for contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries, net of reimbursements to certain PRP's, for approximately $900.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and is seeking confirmation of a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. See Note 10.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA, and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland, and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

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

Congoleum anticipates that these matters will be resolved over a period of years, and that after application of expected insurance recoveries, funding of the costs will not have a material adverse effect on Congoleum's liquidity or financial position.

Other

In the ordinary course of its business, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

10. Congoleum Asbestos Liabilities and Planned Reorganization

On December 31, 2003 Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., and were commenced in order to resolve Congoleum's asbestos-related liabilities and any future asbestos-related liability that might be asserted against Congoleum. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and, in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. The Bankruptcy Court has not yet scheduled a hearing to consider approval of the proposed plan. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's pre-packaged plan of reorganization and related matters.

The pre-packaged plan, if confirmed, would leave most non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The plan of reorganization would provide for, among other things, an assignment of, or grant a security interest in, certain rights in, and proceeds of, Congoleum's applicable insurance to a plan trust established under Section 524(g) of the Bankruptcy Code that would fund distributions to pending and future asbestos claims, provide for the issuance of an injunction that would protect Congoleum from all future asbestos-related litigation and liabilities by channeling all current and future asbestos claims to the plan trust. General unsecured creditors would be unimpaired under the plan.

As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former Tile Division operations not covered by ABI insurance will be channeled to the plan trust established under
Section 524(g) of the Bankruptcy Code pursuant to Congoleum's Chapter 11 plan of reorganization. ABI and Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250 thousand in cash from ABI and a note from Congoleum in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with payment of such contribution secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. ABI does not expect that Congoleum's note contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The value of the note that Congoleum will contribute to the trust under the proposed plan is $2.7 million but is subject to increase based upon the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization, which could be materially higher. The proposed pre-packaged plan also provides for a possible additional contribution by ABI to the plan trust in the event ABI sells its interest in Congoleum before the fifth anniversary of confirmation of Congoleum's plan of reorganization.

While Congoleum believes its plan is feasible and in the best interest of all Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome of Congoleum's pre-packaged Chapter 11 case can be given. Congoleum expects that its remaining costs to confirm and effect its proposed pre-packaged plan, consisting principally of legal and advisory fees and contributions to the Plan Trust will be approximately $9.8 million at a minimum.

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

                                                             2003         2002
                                                           ---------------------
   Deferred tax assets:
     Accruals and reserves                                  $16,786     $16,528
     Net operating losses and credit carryforwards            7,524       5,820
                                                           ---------------------
   Total deferred tax assets                                 24,310      22,348
   Less valuation allowance                                   2,321       1,884
                                                           ---------------------
   Net deferred tax assets                                   21,989      20,464

   Deferred tax liabilities:
     Depreciation                                            16,523      17,053
     Insurance                                                2,308       2,334
     Inventory                                                4,061       3,632
     Foreign taxes                                            1,095       1,122
     Other                                                    1,700       1,521
                                                           ---------------------
   Total deferred tax liabilities                            25,687      25,662
                                                           ---------------------

   Net deferred tax liability                               $(3,698)    $(5,198)
                                                           =====================

Credit carryforwards consisted primarily of alternative minimum tax credits and state tax credits.

Net operating losses consisted primarily of federal net operating loss carryforwards of $10.3 million and $7.1 million for 2003 and 2002, respectively. Management has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized. The Federal loss carryforward will begin to expire in 2020.

During 2003, 2002 and 2001, Congoleum recorded a minimum pension liability adjustment. Deferred taxes were adjusted accordingly, and the tax effect reduced or increased Congoleum's retained earnings. The tax benefit (charge) to retained earnings was $(2,767), $(3,512) and $1,504 for the years ended December 31, 2003, 2002 and 2001, respectively. The consolidated statement of stockholders' equity reflects ABI's proportionate share of the net adjustment to retained earnings.

The components of income (loss) before the provision for income taxes for the years ended December 31 are as follows:

                                           2003          2002          2001
                                         ------------------------------------

   Domestic                              $(12,607)     $(12,758)      $4,884
   Foreign                                  2,661           945        1,077
                                         ------------------------------------

                                         $ (9,946)     $(11,813)      $5,961
                                         ====================================

Significant components of the provision for income taxes for the years ended December 31 were as follows:

                                            2003          2002        2001
                                          ----------------------------------

   Current:
     Federal                              $(1,856)      $(2,612)     $1,378
     Foreign                                  727           259        (117)
     State                                    334           432         262
                                          ----------------------------------
   Total current                             (795)       (1,921)      1,523

   Deferred:
     Federal                               (2,052)        2,341        (103)
     Foreign                                  (27)          830         737
     State                                   (449)           (2)        188
                                          ----------------------------------
   Total deferred                          (2,528)        3,169         822
                                          ----------------------------------

                                          $(3,323)       $1,248      $2,345
                                          ==================================

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 was as follows:

                                                   2003      2002      2001
                                                  ---------------------------

   U.S. statutory rate                             34.0%     34.0%     34.0%
   State income taxes, net of federal benefits
     and valuation allowance                        1.0      (5.0)      6.9
   Undistributed domestic earnings                           10.0      (2.2)
   Reorganization expenses                                  (24.9)
   Goodwill impairment                                      (14.1)
   Other                                           (1.6)    (10.6)      0.6
                                                  ---------------------------

       Effective tax rate                          33.4%    (10.6)%    39.3%
                                                  ===========================

Undistributed earnings of foreign subsidiaries aggregated approximately $22,761 at December 31, 2003, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Because the earnings have been or are intended to be reinvested indefinitely in foreign operations, no provision has been made for U.S. income taxes that may be applicable thereto.

Income taxes paid amounted to approximately $434 in 2003, $1,853 in 2002 and $1,257 in 2001.

12. Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in certain minimum pension liabilities in other comprehensive income.

Components of other comprehensive income (loss) for the years ended December 31 consisted of the following:

                                                   2003        2002      2001
                                                -------------------------------

Foreign currency translation adjustments        $  3,181    $      2   $(1,012)
Change in minimum pension liability               (2,937)    (11,336)   (1,440)
                                                -------------------------------

                                                $    244    $(11,334)  $(2,452)
                                                ===============================

Accumulated balances related to each component of other comprehensive loss as of December 31, net of related taxes, were as follows:

                                                 2003        2002        2001
                                               --------------------------------

Foreign currency translation adjustments       $ (1,420)   $ (4,601)   $(4,603)
Minimum pension liability                       (17,636)    (14,699)    (3,363)
                                               --------------------------------

                                               $(19,056)   $(19,300)   $(7,966)
                                               ================================

13. Income (loss) Per Share

The following table sets forth the computation of basic and diluted (loss) income per share for the years ended December 31:

                                                            2003        2002        2001
                                                        -----------------------------------
                                                      (In thousands, except per share amounts)
   Numerator:
     Net (loss) income                                    $(14,158)   $(16,655)     $2,816
                                                        ===================================

   Denominator:
     Denominator for basic income per share:
       Weighted-average shares                               3,442       3,442       3,455
     Dilutive employee stock options
                                                        -----------------------------------
     Denominator for diluted income per share:
       Adjusted weighted-average shares and
         assumed conversions                                 3,442       3,442       3,455
                                                        ===================================

   Basic (loss) income per share                          $  (4.11)   $  (4.84)     $ 0.82
                                                        ===================================

   Diluted (loss) income per share                        $  (4.11)   $  (4.84)     $ 0.82
                                                        ===================================

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

The following tables summarize information about ABI's stock options:

                                                  2003                    2002                      2001
                                         ---------------------------------------------------------------------------
                                                      Weighted-               Weighted-                 Weighted-
                                                       Average                 Average                   Average
                                                      Exercise                Exercise                  Exercise
                                           Shares       Price      Shares       Price       Shares        Price
                                         ---------------------------------------------------------------------------

Outstanding at beginning of year            469,940      $19.48     510,440     $19.57      543,740      $19.28
Granted                                       3,500        7.10       3,500      12.20        3,000       14.00
Exercised                                        --          --          --         --      (14,800)       7.00
Forfeited                                  (244,440)      16.90     (44,000)     19.94      (21,500)      20.17
                                          ----------               ---------               ---------

Outstanding at end of year                  229,000      $22.04     469,940     $19.48      510,440      $19.57
                                          ==========               =========               =========

Options exercisable at end of year          218,100                 468,457                 450,357

Available for grant at end of year          354,020                 113,080                  72,580

                     Outstanding at        Weighted-         Exercisable at        Weighted-         Weighted-Average
     Range of         December 31       Average Exercise      December 31       Average Exercise         Remaining
  Exercise Price          2003               Price                2003               Price           Contractual Life
 -------------------------------------------------------------------------------------------------------------------------
   $7.10-$14.00          13,000              $11.37              9,500               $12.94                7.99
   $14.06-$17.25         27,000              $16.08             19,600               $16.68                6.96
      $23.625           189,000              $23.63            189,000               $23.63                4.00

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

Measurement of Segment Profit or Loss and Segment Assets

The Company considers all revenues and expenses to be of an operating nature and, accordingly, allocates them to industry segments regardless of the entity in which recorded. Costs specific to a segment, such as pension expense, are charged to the segment. Certain Corporate office expenses are allocated to certain segments based on resources allocated. Significant assets of the Corporate office include cash, insurance assets related to accrued liabilities, and deferred tax assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

Segment Profit and Assets

                                                     Years ended December 31
                                                  2003        2002        2001
                                                -------------------------------
Revenues
Revenues from external customers:
    Flooring products                           $220,650   $237,008    $218,546
    Tape products                                 81,141     80,637      82,914
    Jewelry                                       76,157     78,972      62,125
    Canadian division                             38,621     37,878      39,924
                                                -------------------------------
Total revenues from external customers           416,569    434,495     403,509

Intersegment revenues:
    Flooring products                                 56        198         214
    Tape products                                    126        138         143
    Jewelry                                           --         --          --
    Canadian division                              6,856      9,816       7,949
                                                -------------------------------
Total intersegment revenues                        7,038     10,152       8,306
                                                -------------------------------
Total revenue                                    423,607    444,647     411,815

Reconciling items
    Intersegment revenues                         (7,038)   (10,152)     (8,306)
                                                -------------------------------

Total consolidated revenues                     $416,569   $434,495    $403,509
                                                ===============================

A major portion of the increase in Jewelry segment revenue in 2002 compared to 2001 was from the acquisition of Swank's Ladies Jewelry Division. The increase in Flooring segment revenue in 2002 resulted from strong sales of the new DuraStone product line introduced in August 2001 and improved resilient sheet sales, partially offset by lower luxury and contract tile sales.

Approximately 51%, 50% and 53% of the Canadian division's revenues from external customers were for flooring products for 2003, 2002 and 2001, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

                                                      Years ended December 31
                                                    2003       2002       2001
                                                  ------------------------------

Interest income
    Flooring products                             $    63    $   263    $   708
    Tape products                                      16         15        105
    Jewelry                                             7         20         34
    Canadian division                                   9         12          3
                                                  ------------------------------
Total segment interest revenue                         95        310        850

    Corporate office interest revenue                  96         20         59
                                                  ------------------------------

Total consolidated interest income                $   191    $   330    $   909
                                                  ==============================

Interest expense
    Flooring products                             $ 8,906    $ 8,375    $ 8,299
    Tape products                                     111        109        114
    Jewelry                                           416        435        741
    Canadian division                                  66        109         38
                                                  ------------------------------
Total segment interest expense                      9,499      9,028      9,192

    Corporate office interest expense               2,077      1,735      1,247
                                                  ------------------------------

Total consolidated interest expense               $11,576    $10,763    $10,439
                                                  ==============================

                                                                           Years ended December 31
                                                                         2003        2002       2001
                                                                      --------------------------------

Depreciation and amortization expense
    Flooring products                                                 $ 11,761    $ 11,273    $12,181
    Tape products                                                        2,939       2,861      2,529
    Jewelry                                                                900         831      1,711
    Canadian division                                                    2,412       2,078      1,978
                                                                      --------------------------------
Total segment depreciation and amortization                             18,012      17,043     18,399

Reconciling items
    Corporate office depreciation                                           14          24         22
                                                                      --------------------------------

Total consolidated depreciation and amortization                      $ 18,026    $ 17,067    $18,421
                                                                      ================================

Segment profit
    Flooring products                                                 $(10,636)   $(19,181)   $(2,146)
    Tape products                                                          300         305      1,137
    Jewelry                                                              4,782       7,301      5,633
    Canadian division                                                   (2,072)        507      1,717
                                                                      --------------------------------
Total segment profit                                                    (7,626)    (11,068)     6,341

Reconciling items
    Corporate expenses                                                  (2,214)       (774)      (308)
    Intercompany profit (loss)                                            (106)         29        (72)
                                                                      --------------------------------
Total consolidated (loss) earnings from continuing operations
   before income taxes and other items                                $ (9,946)   $(11,813)   $ 5,961
                                                                      ================================

Segment profit or loss is before income tax expense or benefit. The flooring products segment loss includes charges related to asbestos claims of $3.7 million in 2003 and $17.3 million in 2002.

                                                               December 31
                                                            2003        2002
                                                         ---------------------
Segment assets
    Flooring products                                    $175,899    $203,991
    Tape products                                          54,415      56,561
    Jewelry                                                37,272      43,123
    Canadian division                                      35,642      30,467
                                                         ---------------------
Total segment assets                                      303,228     334,142

Reconciling items
    Assets of discontinued operation                        2,902      13,942
    Corporate office assets                                23,089      28,910
    Intersegment accounts receivable                       (9,575)    (14,962)
    Intersegment profit in inventory                         (248)       (162)
                                                         ---------------------

Total consolidated assets                                $319,396    $361,870
                                                         =====================

                                                                      Years ended December 31
                                                                   2003         2002        2001
                                                                 --------------------------------
Expenditures for additions to long-lived assets
    Flooring products                                             $4,628      $ 8,366     $ 7,858
    Tape products                                                    973        2,004       8,303
    Jewelry                                                          801          579         858
    Canadian division                                              1,038        1,164       5,185
                                                                 --------------------------------
Total expenditures for additions to long-lived assets              7,440       12,113      22,204

Reconciling items
Corporate office expenditure for additions to long-lived assets        5           14           7
                                                                 --------------------------------
Total expenditures for additions to long-lived assets             $7,445      $12,127     $22,211
                                                                 ================================

Geographic Area Information

                                                    Years ended December 31
                                                 2003        2002        2001
                                               ---------------------------------

Revenues from external customers
   United States                               $354,392    $370,034    $337,716
   Canada                                        30,660      33,093      33,824
   Mexico                                         4,639       5,512       6,929
   Europe                                        17,308      16,716      16,327
   Asia                                           7,899       7,474       6,719
   Other                                          1,671       1,666       1,994
                                               ---------------------------------

Total revenues from external customers         $416,569    $434,495    $403,509
                                               =================================

Revenues are attributed to regions based on the location of customers.

                                                            December 31
                                                         2003        2002
                                                       ---------------------

Long-Lived Assets by Area
   United States                                       $151,819    $159,938
   Canada                                                14,508      13,361
   Mexico                                                                 9
   Europe                                                 1,151       1,070
   Asia                                                   2,247       2,216
                                                       ---------------------

Total long-lived assets                                $169,725    $176,594
                                                       =====================

16. Discontinued Operation

During the second quarter of 2003, the Company reassessed operations at its Toronto, Canada subsidiary, Janus Flooring Corporation, a manufacturer of prefinished hardwood flooring, and decided to exit and dispose of this business before the end of 2003 due to its history of operating losses. The Company acquired Janus in 2000 intending it to serve as a strategic addition to the flooring product business. In connection with this decision, the Company recorded a charge of $8.5 million in second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. Results of Janus Flooring, including this charge, are being reported as a discontinued operation. Assets of discontinued operation at December 31, 2003 consist primarily of land and building held for sale and liabilities of discontinued operation consist primarily of accrued expenses.

17. Quarterly Financial Information (Unaudited)

                                        First         Second          Third          Fourth
                                       Quarter        Quarter        Quarter        Quarter
                                      ------------------------------------------------------
                                              (In thousands, except per share amounts)
2003(1)
-------
   Net sales                          $101,946       $103,457       $107,810       $103,356
   Gross profit                         28,707         27,543         30,831         30,471
   Net (loss) income from
       continuing operations            (2,406)        (1,989)         1,348         (3,750)
   Discontinued operation                 (719)        (9,897)          (922)         4,177
   Net (loss) income                    (3,125)       (11,886)           426            427

   Net (loss) income per share,
       basic and diluted:
       Net (loss) income from
           continuing operations         (0.70)         (0.58)          0.39          (1.09)
       Discontinued operation            (0.21)         (2.88)         (0.27)          1.21
       Net (loss) income                 (0.91)         (3.46)          0.12           0.12

2002(1)
-------
   Net sales                          $100,696       $120,026       $109,556       $104,217
   Gross profit                         28,065         34,086         33,389         28,695
   Net (loss) income from
       continuing operations              (367)         1,918          1,958        (10,349)
   Discontinued operation                 (408)          (273)          (516)          (876)
   Cumulative effect of
       accounting change                (7,742)
   Net (loss) income                    (8,517)         1,645          1,442        (11,225)

   Net (loss) income per share,
       basic and diluted:
       Net (loss) income from
           continuing operations         (0.10)          0.56           0.57          (3.01)
       Discontinued operation            (0.12)         (0.08)         (0.15)         (0.25)
       Cumulative effect of
           accounting change             (2.25)
       Net (loss) income                 (2.47)          0.48           0.42          (3.26)

(1) Amounts prior to the third quarter of 2003 have been restated for Janus as a discontinued operation.

18. Fair Value of Financial Instruments

The Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and long-term debt are financial instruments. Congoleum's $100 million 8 5/8% Notes due in 2008 had a book value of $99.7 million and a fair market value of $65.0 million at December 31, 2003. The corresponding amounts at December 31, 2002 were a book value of $99.7 million and a fair market value of $45.0 million. The carrying value of the Company's remaining financial instruments approximates their fair value at December 31, 2003.

The fair value of the Company's publicly traded long-term debt is determined based on quoted market values. The fair value of the Company's other financial instruments is determined based on discounted cash flows. Due to the short period over which the cash flows are expected to be realized, the carrying value of the financial instruments approximates the net present value of cash flows and changes in interest rate assumptions would not have a material effect on the calculation.

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
American Biltrite Inc.


We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                                  /s/ Ernst & Young LLP

Boston, Massachusetts
March 5, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this Report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in part in Item 5 hereof and in part in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2004 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2004 filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.


PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Financial Statements and Financial Statement Schedules

      (1) The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8:

                  Consolidated balance sheets - December 31, 2003 and 2002, pages 32 through 35

                  Consolidated statements of operations - Years ended December 31, 2003, 2001 and 2000, pages 36 & 37

                  Consolidated statements of cash flows - Years ended December 31, 2003, 2001 and 2000, pages 38 & 39

                  Consolidated statements of stockholders' equity - Years ended December 31, 2003, 2001 and 2000, page 40

                  Notes to consolidated financial statements, pages 41 through
                  76

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

      (3)   Listing of Exhibits

            The listing of exhibits required under this item is incorporated herein by reference to pages 83 through 89 of this Form 10-K.

(b) Reports on Form 8-K. We filed a report on Form 8-K on January 14, 2003 setting forth the press release relating to its majority-owned subsidiary Congoleum Corporation's strategy for resolving current and future asbestos claims liability.

(c) Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(d) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 81 of this Form 10-K.

                     American Biltrite Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 2003, 2002 and 2001

                             (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
               COL. A                     COL. B         COL. C          COL. D         COL. E         COL. F           COL. G
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                      -------------------------------------------
                                                                       Charged to
                                        Balance at     Charged to        Other
                                       Beginning of     Costs and     Accounts --                  Deductions --      Balance at
             Description                  Period        Expenses        Describe        Other         Describe       End of Period
------------------------------------------------------------------------------------------------------------------------------------

2003
----

  Allowances for doubtful accounts
    and cash discounts                    $2,764         $2,691                                       $2,840(A)        $2,615
                                          ===================================================================================

2002
----

  Allowances for doubtful accounts
    and cash discounts                    $4,190         $2,863                                       $4,289(A)        $2,764
                                          ===================================================================================

2001
----

  Allowances for doubtful accounts
    and cash discounts                    $4,071         $2,761                                       $2,642(A)        $4,190
                                          ===================================================================================

(A)   Represents accounts charged off during the year, net of recoveries.

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AMERICAN BILTRITE INC.

                                                       (Registrant)

Date:    March 30, 2004                        by: /s/ Howard N. Feist III
      --------------------                         -----------------------------
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

Date:  March 30, 2004                       by: /s/ Roger S. Marcus
      ----------------                          --------------------
                                            Roger S. Marcus, Chairman of the
                                            Board, Chief Executive Officer
                                            and Director

Date:  March 30, 2004                       by: /s/ Richard G. Marcus
      ----------------                          ---------------------
                                            Richard G. Marcus, President, Chief
                                            Operating Officer and Director

Date:  March 30, 2004                       by: /s/ William M. Marcus
      ----------------                          ---------------------
                                            William M. Marcus, Executive Vice
                                            President, Treasurer, Chairman of
                                            the Executive Committee and Director

Date:  March 30, 2004                       by: /s/ John C. Garrels III
      ----------------                          -----------------------
                                            John C. Garrels III, Director

Date:  March 30, 2004                       by: /s/ Kenneth I. Watchmaker
      ----------------                          -------------------------
                                            Kenneth I. Watchmaker, Director

Date:  March 30, 2004                       by: /s/ Edward J. Lapointe
      ----------------                          ----------------------
                                            Edward J. Lapointe, Controller

Date:  March 30, 2004                       by: /s/ James S. Marcus
      ----------------                          -------------------
                                            James S. Marcus, Director

Date:  March 30, 2004                       by: /s/ Howard N. Feist III
      ----------------                          -----------------------
                                            Howard N. Feist III
                                            Vice President Finance and
                                            Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.                              Description                Page No.
--------------------------------------------------------------------------------

3 (1) VII                    Restated Certificate of                    -
                             Incorporation

3 (2) I                      By-Laws, amended and restated as of        -
                             March 13, 1991

4 (1)                        Any instrument defining the rights         -
                             of holders of unregistered
                             long-term debt of American
                             Biltrite Inc. that does not
                             authorize the issuance of debt
                             securities in excess of 10 percent
                             of the total assets of American
                             Biltrite Inc. and its subsidiaries
                             on a consolidated basis is not
                             filed as an exhibit to this
                             Report.  American Biltrite Inc.
                             agrees to furnish a copy of each
                             such instrument to the Securities
                             and Exchange Commission upon
                             request.

4 (2) XIV                    Note Purchase and Private Shelf            -
                             Agreement and Facility Guarantee,
                             dated as of August 28, 2001, among
                             American Biltrite Inc., K&M
                             Associates L.P. and The Prudential
                             Insurance Company of America

4 (3) XIV                    Amendment No. 1 to Note Purchase           -
                             and Private Shelf Agreement and
                             Facility Guarantee, dated as of
                             December 31, 2002, among American
                             Biltrite Inc., K&M Associates L.P.
                             and The Prudential Insurance
                             Company of America

4 (4) XIV                    Amendment No. 2 to Note Purchase           -
                             and Private Shelf Agreement and
                             Facility Guarantee, dated as of
                             March 31, 2003, among American
                             Biltrite Inc., K&M Associates L.P.
                             and The Prudential Insurance
                             Company of America

4 (5) XIV                    Amendment No. 3 to Note Purchase           -
                             and Private Shelf Agreement and
                             Facility Guarantee, dated as of
                             June 30, 2003, among American
                             Biltrite Inc., K&M Associates L.P.
                             and The Prudential Insurance
                             Company of America

Exhibit No.                              Description                Page No.
--------------------------------------------------------------------------------
4 (6) XIV                    Amendment No. 4 to Note Purchase           -
                             and Private Shelf Agreement and
                             Facility Guarantee, dated as of
                             October 14, 2003, among American
                             Biltrite Inc., K&M Associates L.P.
                             and The Prudential Insurance
                             Company of America

4 (7) XIV                    Security Agreement, dated as of            -
                             October 14, 2003, among American
                             Biltrite Inc., K&M Associates
                             L.P., Fleet National Bank and the
                             subsidiaries of American Biltrite
                             Inc. from time to time party
                             thereto

4 (8) XIV                    Intercreditor and Collateral               -
                             Agency Agreement, dated as of
                             October 14, 2003, by and among
                             Fleet National Bank, Citizens Bank
                             of Massachusetts, The Prudential
                             Insurance Company of America and
                             the other banks from time to time
                             party thereto and the
                             Acknowledgment of and Consent and
                             Agreement to Intercreditor and
                             Collateral Agency Agreement by
                             American Biltrite Inc., K&M
                             Associates L.P. and the other
                             American Biltrite Inc. guarantor
                             subsidiaries

4 (9) XIV                    Guarantor Joinder Agreement, dated         -
                             as of October 14, 2003, made by
                             ABTRE, Inc., AIMPAR, Inc.,
                             American Biltrite Intellectual
                             Properties, Inc., Ideal Tape Co.,
                             Inc., Majestic Jewelry, Inc.,
                             Ocean State Jewelry, Inc. and 425
                             Dexter Associates, L.P. in favor
                             of The Prudential Insurance
                             Company

4 (10) XV                    Amendment No. 5 to Note Purchase           -
                             and Private Shelf Agreement and
                             Facility Guarantee, dated as of
                             January 29, 2004, among American
                             Biltrite Inc., K&M Associates L.P.
                             and The Prudential Insurance
                             Company of America

10 (1) III                   Joint Venture Agreement dated as           -
                             of December 16, 1992 by and among
                             American Biltrite Inc., Resilient
                             Holdings Incorporated, Congoleum
                             Corporation, Hillside Industries
                             Incorporated and Hillside Capital
                             Corporation

Exhibit No.                              Description                Page No.
--------------------------------------------------------------------------------
10 (2) IV                    Closing Agreement dated as of              -
                             March 11, 1993 by and among
                             American Biltrite Inc., Resilient
                             Holdings Incorporated, Congoleum
                             Corporation, Hillside Industries
                             Incorporated and Hillside Capital
                             Corporation


10 (3) IX, II                1993 Stock Award and Incentive             -
                             Plan as Amended and Restated as of
                             March 4, 1997

10 (4) VI                    K&M Associates L.P. Amended and            -
                             Restated Agreement of Limited
                             Partnership

10 (5) V                     Purchase Agreement dated as of             -
                             March 31, 1995 by and among Ocean
                             State and certain limited partners
                             of K&M

10 (6) V                     Agreement and Plan of Merger dated         -
                             as of April 1, 1995 by and among
                             the Company, Jewelco Acquisition
                             Co., Inc., AIMPAR, Inc., Arthur I.
                             Maier, Bruce Maier and Edythe J.
                             Wagner

10 (7) V                     Option Agreement dated as of April         -
                             1, 1995 by and among Ocean State
                             and certain limited partners of K&M

10 (8) V                     Agreement and Plan of Merger dated         -
                             as of May 3, 1995 by and among the
                             Company, Zirconia Acquisition Co.,
                             Inc., Wilbur A. Cowett
                             Incorporated and Wilbur A. Cowett

10 (9) VII, II               Split-Dollar Agreement dated as of         -
                             December 20, 1996 by and between
                             American Biltrite Inc. and Michael
                             J. Glazerman, Trustee of the
                             Marcus Family Insurance Trust
                             u/t/d/ March 1, 1990

10 (10) VII, II              Split-Dollar Agreement dated as of         -
                             December 20, 1996 by and between
                             American Biltrite Inc. and the
                             Marcus Family 1990 Insurance Trust

Exhibit No.                              Description                Page No.
--------------------------------------------------------------------------------
10 (11) VII, II              Split-Dollar Agreement dated as of         -
                             December 20, 1996 by and between
                             American Biltrite Inc. and the
                             Marcus Family 1996 Irrevocable
                             Insurance Trust Dated October 28,
                             1996

10 (12) VII, II              Split-Dollar Agreement dated as of         -
                             December 20, 1996 by and between
                             American Biltrite Inc. and The
                             Richard G. Marcus Irrevocable
                             Insurance Trust of 1990 Dated June
                             1, 1990

10 (13) VII, II              Split-Dollar Agreement dated as of         -
                             December 20, 1996 by and between
                             American Biltrite Inc. and the
                             Roger S. Marcus Irrevocable
                             Insurance Trust Dated November 29,
                             1996, Richard G. Marcus, Trustee

10 (14) VII, II              Split-Dollar Agreement dated as of         -
                             December 20, 1996 by and between
                             American Biltrite Inc. and the
                             Roger S. Marcus Irrevocable
                             Insurance Trust Dated November 29,
                             1996

10 (15) VII, II              Split-Dollar Agreement dated as of         -
                             January 9, 1997 by and between
                             American Biltrite Inc. and Joseph
                             D. Burns

10 (16) VII, II              Description of Supplemental                -
                             Retirement Benefits for Gilbert K.
                             Gailius

10 (17) X, II                American Biltrite Inc. Deferred            -
                             Compensation Plan

10 (18) X                    American Biltrite 1999 Stock               -
                             Option Plan for Non-Employee
                             Directors

10 (19) XI, II               Description of Employment                  -
                             Arrangement for Gilbert K. Gailius.

10 (20) II, XII              Split-Dollar Agreement dated as of         -
                             November 20, 2000 by and between
                             American Biltrite Inc. and
                             Howard N. Feist III

Exhibit No.                              Description                Page No.
--------------------------------------------------------------------------------
10 (21) XIII                 Personal Services Agreement, dated         -
                             as of March 11, 1993, by and
                             between Congoleum Corporation and
                             the Company; First Amendment dated
                             as of February 8, 1995; Second
                             Amendment dated as of November 15,
                             1996; Third Amendment dated as of
                             March 10, 1998; Fourth Amendment
                             dated as of November 7, 2002

10 (22) XIV                  Credit Agreement, dated as of              -
                             October 14, 2003, among American
                             Biltrite Inc., K&M Associates
                             L.P., Fleet National Bank and the
                             other lenders party thereto

10 (23) XIV                  Security Agreement, dated as of            -
                             October 14, 2003, among American
                             Biltrite Inc., K&M Associates
                             L.P., Fleet National Bank and the
                             subsidiaries of American Biltrite
                             Inc. from time to time party
                             thereto

10 (24) XIV                  Intercreditor and Collateral               -
                             Agency Agreement, dated as of
                             October 14, 2003, by and among
                             Fleet National Bank, Citizens Bank
                             of Massachusetts, The Prudential
                             Insurance Company of America and
                             the other banks from time to time
                             party thereto and the
                             Acknowledgment of and Consent and
                             Agreement to Intercreditor and
                             Collateral Agency Agreement by
                             American Biltrite Inc., K&M
                             Associates L.P. and the other
                             American Biltrite Inc. guarantor
                             subsidiaries

10 (25) XIV                  Guarantee Agreement dated as of            -
                             October 14, 2003, among Abtre,
                             Inc., Aimpar, Inc., American
                             Biltrite Intellectual Properties,
                             Inc., Ideal Tape Co., Inc.,
                             Majestic Jewelry, Inc., Ocean
                             State Jewelry, Inc., 425 Dexter
                             Associates, L.P. and Fleet
                             National Bank

10 (26) XV                   Amendment No. 1 to Credit                  -
                             Agreement, dated as of January 29,
                             2004, among American Biltrite
                             Inc., K&M Associates L.P. and
                             Fleet National Bank

Exhibit No.                              Description                Page No.
--------------------------------------------------------------------------------
11 VIII                      Statement Re: Computation of Per          67
                             Share Earnings

21(1)                        Subsidiaries of the Registrant           90-91
                             (including each subsidiary's
                             jurisdiction of incorporation and
                             the name under which each
                             subsidiary does business)

23 (1)                       Consent of Ernst & Young LLP,             92
                             Independent Auditors

31.1                         Certification of the Principal           93-94
                             Executive Officer of the
                             Registrant Pursuant to Rule
                             13a-15(e) and Rule 15d-14(a) of
                             the Securities Exchange Act of
                             1934, as amended

31.2                         Certification of the Principal           95-96
                             Financial Officer of the
                             Registrant Pursuant to Rule
                             13a-15(e) and Rule 15d-14(a) of
                             the Securities Exchange Act of
                             1934, as amended

32                           Certification of the Chief                97
                             Executive Officer and the Chief
                             Financial Officer of the
                             Registrant pursuant to 18 U.S.C.
                             Section 1350, as adopted pursuant
                             to Section 906 of the
                             Sarbanes-Oxley Act of 2002.

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

   III Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed December 21, 1992.
          (1-4773)

    IV Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed March 25, 1993.
          (1-4773)

     V Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K as amended by the Form 8-K/A filed respectively on May 17, 1995 and July 17, 1995. (1-4773)

    VI Incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
          (1-4773)

   VII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (1-4773)

  VIII Incorporated by reference to Note 14 of the Company's consolidated financial statements (filed herewith).

    IX Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on June 28, 1997. (1-4773)

     X Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on August 12, 1999

    XI Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   XII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  XIII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

   XIV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on October 17, 2003

    XV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on February 2, 2004