Form 10-Q
period 2004-03-31
AMERICAN BILTRITE INC
filed 2004-05-14
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2004                   Commission File Number 1-4773

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

Title of Each Class                                  Outstanding at May 7, 2004
-------------------                                  --------------------------
       Common                                             3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidating Condensed Balance Sheets-Assets as of
                 March 31, 2004 (unaudited) and December 31, 2003..............3

                 Consolidating Condensed Balance Sheets-Liabilities as of
                 March 31, 2004 (unaudited) and December 31, 2003..............4

                 Consolidated Condensed Statements of Operations for the
                 three months ended March 31, 2004  and 2003 (unaudited).......5

                 Consolidated Condensed Statements of Cash Flows for the
                 three months ended March 31, 2004 and 2003 (unaudited)........6

                 Notes to Unaudited Consolidated Condensed Financial
                 Statements....................................................7


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................20

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...36

         Item 4. Controls and Procedures......................................36


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................37

         Item 3. Defaults Upon Senior Securities..............................37

         Item 6. Exhibits and Reports on Form 8-K.............................37

         Signature............................................................40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     American Biltrite Inc. and Subsidiaries
                 Consolidating Condensed Balance Sheets - Assets
                            (In thousands of dollars)

                                          ABI                                                                     American
                                      Consolidated             Eliminations              Congoleum                Biltrite
                                  March 31,  December 31,  March 31,  December 31,  March 31,  December 31,  March 31,  December 31,
                                    2004        2003         2004       2003         2004        2003         2004         2003
                                    ----        ----         ----       ----         ----        ----         ----         ----
                                 (Unaudited)             (Unaudited)             (Unaudited)              (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents        $ 11,611   $  3,959                             $ 10,482     $  2,169    $  1,129     $  1,790
  Restricted cash                     1,358      1,757                                1,358        1,757
  Accounts receivable, net           44,288     36,010     $  (95)    $ (280)        19,092       13,560      25,291       22,730
  Inventories                        81,798     81,480                               44,670       44,995      37,128       36,485
  Assets of discontinued
    operation                         2,682      2,902                                                         2,682        2,902
  Deferred income taxes              11,033     11,033                                8,752        8,752       2,281        2,281
  Prepaid expenses & other
    current assets                   10,033     12,530         (2)      (186)         7,417        9,672       2,618        3,044
                                   -----------------------------------------------------------------------------------------------
        Total current assets        162,803    149,671        (97)      (466)        91,771       80,905      71,129       69,232

Property, plant & equipment, net    131,184    134,285                               85,101       87,035      46,083       47,250

Other assets:
  Insurance for asbestos-related
    liabilities                      10,700     10,700                                                        10,700       10,700
  Goodwill, net                      11,300     11,300                                                        11,300       11,300
  Other assets                       11,974     13,440       (186)                    7,832        7,959       4,328        5,481
                                   -----------------------------------------------------------------------------------------------
                                     33,974     35,440       (186)                    7,832        7,959      26,328       27,481
                                   -----------------------------------------------------------------------------------------------
        Total assets               $327,961   $319,396     $ (283)    $ (466)      $184,704     $175,899    $143,540     $143,963
                                   ===============================================================================================

See accompanying notes to consolidating condensed financial statements.

                    American Biltrite Inc. and Subsidiaries
              Consolidating Condensed Balance Sheets - Liabilities
                            (In thousands of dollars)

                                        ABI                                                                     American
                                    Consolidated              Eliminations            Congoleum                 Biltrite
                                March 31,  December 31,  March 31,  December 31,  March 31,  December 31,  March 31,  December 31,
                                  2004        2003         2004        2003         2004        2003         2004         2003
                                  ----        ----         ----        ----         ----        ----         ----         ----
                               (Unaudited)             (Unaudited)              (Unaudited)              (Unaudited)
Liabilities and stockholders' equity
Current Liabilities:
  Accounts payable               $ 21,501    $ 13,327    $    (47)    $   (280)   $ 11,962     $  4,544    $  9,586     $  9,063
  Accrued expenses                 38,410      46,054         (50)                  23,168       29,161      15,292       16,893
  Asbestos-related liabilities      8,678       9,819                                8,678        9,819
  Liabilities of discontinued
    operation                         404         688                                                           404          688
  Notes payable                    23,223      18,125                               11,237       10,232      11,986        7,893
  Current portion of
    long-term debt                 21,272      21,289                                                        21,272       21,289
                                 -----------------------------------------------------------------------------------------------
    Total current liabilities     113,488     109,302         (97)        (280)     55,045       53,756      58,540       55,826

Long-term debt, less
  current portion                   3,479     103,626                                            99,773       3,479        3,853
Asbestos-related liabilities       10,700      10,700                                                        10,700       10,700
Other liabilities                  17,700      62,126        (186)        (186)      4,376       48,147      13,510       14,165
Noncontrolling interests              399         663                                                           399          663
Liabilities subject
  to compromise                   151,495                                          151,495

Stockholders' equity:
  Common stock                         46          46         (93)         (93)         93           93          46           46
  Additional paid-in capital       19,548      19,548     (49,105)     (49,105)     49,105       49,105      19,548       19,548
  Retained earnings                45,548      47,573      35,275       35,275     (47,213)     (46,778)     57,486       59,076
  Accumulated other
    comprehensive loss            (19,310)    (19,056)      6,110        6,110     (20,384)     (20,384)     (5,036)      (4,782)
  Less treasury shares            (15,132)    (15,132)      7,813        7,813      (7,813)      (7,813)    (15,132)     (15,132)
                                 -----------------------------------------------------------------------------------------------
    Total stockholders' equity     30,700      32,979          --           --     (26,212)     (25,777)     56,912       58,756
                                 -----------------------------------------------------------------------------------------------
      Total liabilities and
        equity                   $327,961    $319,396    $   (283)    $   (466)   $184,704     $175,899    $143,540     $143,963
                                 ===============================================================================================

See accompanying notes to consolidating condensed financial statements.

                     American Biltrite Inc. and Subsidiaries
   Consolidating Condensed Statements of Operations (Unaudited) For the Three
                      Months ended March 31, 2004 and 2003
              (In thousands of dollars, except per share amounts)

                                                   ABI                                                      American
                                              Consolidated        Eliminations        Congoleum             Biltrite
                                             2004       2003      2004     2003     2004      2003       2004       2003
                                             ----       ----      ----     ----     ----      ----       ----       ----
Revenues:
  Net sales                               $ 99,407    $101,946    $ (51)  $ (15)  $52,000    $53,581    $47,458    $48,380
  Interest and other income                    (24)        559                        244        183       (268)       376
                                          --------------------------------------------------------------------------------
                                            99,383     102,505      (51)    (15)   52,244     53,764     47,190     48,756
Costs and expenses:
  Cost of products sold                     71,306      73,239      (51)    (15)   38,449     40,914     32,908     32,340
  Selling, general & administrative
      expenses                              27,755      28,616                     11,985     13,203     15,770     15,413
  Interest                                   3,018       2,823                      2,245      2,235        773        588
                                          --------------------------------------------------------------------------------
                                           102,079     104,678      (51)    (15)   52,679     56,352     49,451     48,341
                                          --------------------------------------------------------------------------------
  Income (loss) before taxes and
      other items                           (2,696)     (2,173)                      (435)    (2,588)    (2,261)       415
Provision (credit) for income taxes           (797)        156                                             (797)       156
Noncontrolling interests                        36         (77)                                              36        (77)
                                          --------------------------------------------------------------------------------
  Net (loss) income from continuing
      operations                            (1,863)     (2,406)                      (435)    (2,588)    (1,428)       182
Discontinued operation                        (162)       (719)                                            (162)      (719)
                                          --------------------------------------------------------------------------------
      Net loss                            $ (2,025)   $ (3,125)   $  --   $  --   $  (435)   $(2,588)   $(1,590)   $  (537)
                                          ================================================================================

Loss per common share from continuing
  operations, basic and diluted           $  (0.54)   $  (0.70)
Discontinued operation                       (0.05)      (0.21)
                                          --------------------
  Net loss per common share, basic
     and diluted                          $  (0.59)   $  (0.91)
                                          ====================

See accompanying notes to consolidating condensed financial statements.

                     American Biltrite Inc. and Subsidiaries
          Consolidating Condensed Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003
                            (In thousands of dollars)

                                                              ABI                                                      American
                                                          Consolidated       Eliminations        Congoleum               Biltrite
                                                        2004        2003      2004  2003     2004        2003       2004       2003
                                                        ----        ----      ----  ----     ----        ----       ----       ----
Operating activities
  Net loss                                            $(2,025)   $ (3,125)   $ --  $ --    $  (435)   $ (2,588)   $(1,590)  $  (537)
  Net loss from discontinued operation                    162         719                                             162       719
                                                      -----------------------------------------------------------------------------
    Net (loss) income from continuing operations       (1,863)     (2,406)                    (435)     (2,588)    (1,428)      182
  Adjustments to reconcile net (loss) income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                     4,466       4,449                    2,891       2,918      1,575     1,531
      Change in operating assets and liabilities:
         Accounts and notes receivable                 (8,393)     (9,714)                  (5,532)     (1,729)    (2,861)   (7,985)
         Inventories                                     (553)       (808)                     325      (3,131)      (878)    2,323
         Prepaid expenses and other assets              3,770       3,899                    2,255       2,304      1,515     1,595
         Accounts payable and accrued expenses          8,659     (16,062)                   9,471     (15,457)      (812)     (605)
         Asbestos-related expenses                     (1,141)     (4,177)                  (1,141)     (4,177)
         Noncontrolling interests                         (36)         77                                             (36)       77
         Other                                           (911)       (702)                     (28)       (382)      (883)     (320)
                                                      -----------------------------------------------------------------------------
    Net cash provided (used) by operating activities    3,998     (25,444)                   7,806     (22,242)    (3,808)   (3,202)

Investing activities
  Investments in property, plant and equipment         (1,435)     (1,692)                    (847)     (1,015)      (588)     (677)
  Proceeds from sale of property, plant and equipment      30                                   30
                                                      -----------------------------------------------------------------------------
    Net cash used by investing activities              (1,405)     (1,692)                    (817)     (1,015)      (588)     (677)

Financing activities
  Net short-term borrowings                             5,066      20,821                      925      14,751      4,141     6,070
  Payments on long-term debt                             (339)       (248)                                           (339)     (248)
  Net change in restricted cash                           399      (3,024)                     399      (3,024)
  Dividends paid                                                     (430)                                                     (430)
                                                      -----------------------------------------------------------------------------
    Net cash provided by financing activities           5,126      17,119                    1,324      11,727      3,802     5,392

Effect of foreign exchange rate changes on cash           159        (454)                                            159      (454)
                                                      -----------------------------------------------------------------------------
  Net cash provided (used) by continuing operations     7,878     (10,471)                   8,313     (11,530)      (435)    1,059
  Net cash used by discontinued operation                (226)     (2,707)                                           (226)   (2,707)
Cash and cash equivalents at beginning of year          3,959      20,160                    2,169      18,277      1,790     1,883
                                                      -----------------------------------------------------------------------------
      Cash and cash equivalents at end of quarter     $11,611    $  6,982    $ --  $ --    $10,482    $  6,747    $ 1,129   $   235
                                                      =============================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Historical financial results have been restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (See Note H).

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. As a result, the Company expects to continue to control Congoleum while it is in bankruptcy. Additionally, Congoleum's proposed reorganization plan, which remains subject to Bankruptcy Court approval, anticipates no changes in the equity ownership of Congoleum upon emergence from bankruptcy. We understand that Congoleum believes that its pre-packaged bankruptcy proceeding could be concluded in a relatively short period of time, possibly by December 31, 2004. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the United States Bankruptcy Code ("the Bankruptcy Code"). Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003. Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, a plan trust established under
Section 524(g) of the Bankruptcy Code. Obligations arising post-petition, and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance of contingent or disputed claims.

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts appearing in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's presentations.

Note B - Stock-Based Compensation

During 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-based Compensation," which provides a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 148 and SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the Company's applicable stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, there would have been no material change to the Company's financial results.

Note C - Inventories

Inventories at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                        March 31,      December 31,
                                          2004            2003
                                        -------         -------

      Finished goods                    $60,436         $62,072
      Work-in-process                    10,184           7,953
      Raw materials and supplies         11,178          11,455
                                        -------         -------
                                        $81,798         $81,480
                                        =======         =======

Note D - Accrued Expenses

Accrued Expenses at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                      March 31,    December 31,
                                       2004(1)        2003
                                       -------       -------
      Accrued advertising and
        sales promotions               $19,028       $21,771
      Employee compensation
        and related benefits             9,639         7,018
      Interest                             214         3,879
      Environmental matters                789         1,559
      Royalties                            843         1,205
      Deferred income taxes              4,376         4,376
      Other                              3,521         6,246
                                       -------       -------
                                       $38,410       $46,054
                                       =======       =======

(1) Certain amounts included in the above line-item balances at December 31, 2003 have been reclassified as liabilities subject to compromise at March 31, 2004. See Note F.

Note E - Other Liabilities

Other Liabilities at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                          March 31,    December 31,
                                           2004(1)        2003
                                           -------       -------
      Pension benefits                     $ 2,247       $26,278
      Environmental remediation
        and product related
        liabilities                          3,854         9,301
      Other postretirement benefits             --         8,517
      Deferred income taxes                 10,340        10,355
      Accrued workers'
        compensation claims                     --         5,130
      Accrued compensation                      --           370
      Other                                  1,259         2,175
                                           -------       -------
                                           $17,700       $62,126
                                           =======       =======

(1) Certain amounts included in the above line-item balances at December 31, 2003 have been reclassified as liabilities subject to compromise at March 31, 2004. See Note F.

Note F - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J to the Unaudited Condensed Consolidated Financial Statements), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued interest expense on its Senior Notes is also recorded in liabilities subject to compromise. See Notes A and J to the Unaudited Condensed Consolidated Financial Statements for further discussion of Congoleum's asbestos liability.

Liabilities subject to compromise at March 31, 2004 are as follows (in thousands):


Debt (at face value)                                   $100,000
Pre-petition other payables and accrued interest          7,752
Pension liability                                        23,865
Other post-retirement benefit obligation                  8,413
Pre-petition other liabilities                           11,465
                                                       --------
      Total liabilities subject to compromise          $151,495
                                                       ========

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

Note G - Pension Plans

The Company and Congoleum sponsor several noncontributory defined benefit pension plans covering most of the Company's employees. Benefits under the plan are based on years of service and employee compensation. Amounts funded annually by the Company and Congoleum are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. The Company and Congoleum also maintain health and life insurance programs for retirees (reflected in the table below under the columns entitled "Other Benefits").

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's Pension and other benefit plans during the first fiscal quarters of 2004 and 2003.

                                            Three Months Ended      Three Months Ended
                                              March 31, 2004          March 31, 2003
                                            --------------------------------------------
                                                        Other                    Other
(In thousands)                              Pension    Benefits     Pension     Benefits
                                            --------------------------------------------

Components of Net Periodic Benefit Cost:
    Service cost                            $   554      $  50      $   456      $  47
    Interest cost                             1,433        140        1,350        137
    Expected return on plan assets           (1,221)        --         (999)        --
    Recognized net actuarial loss               400         11          399          9
    Amortization of transition obligation       (35)        --          (40)        --
    Amortization of prior service cost          (62)      (116)         (63)      (116)
                                            ---------------------------------------------
Net periodic benefit cost                   $ 1,069      $  85      $ 1,103      $  77
                                            =============================================

The weighted average assumptions used to determine net periodic benefit cost were as follows:

Discount rate                      6.25%-6.75%    6.75%     6.25%-6.75%   6.75%
Expected long-term return on
  plan assets                      7.00%-7.50%      --      7.00%-7.50%     --
Rate of compensation increase      4.00%-5.50%      --      4.00%-5.50%     --

Note H - Discontinued Operation

During 2003, the Company decided to discontinue the operations of its Janus subsidiary, a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.

Note I - Commitments and Contingencies

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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's consolidated balance sheet. Due to the relative magnitude and wide range of estimates of these liabilities and the fact that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. However, since ABI includes Congoleum in ABI's consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in ABI's consolidated financial statements.

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,963 pending claims involving approximately 3,467 individuals as of March 31, 2004. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                          Three Months Ended      Year Ended
                                            March 31, 2004     December 31, 2003
                                          --------------------------------------

Beginning claims                                 1,954              884
New claims                                         113            1,367
Settlements                                         (8)             (14)
Dismissals                                         (96)            (283)
                                          --------------------------------------
Ending claims                                    1,963            1,954
                                          ======================================

The total indemnity costs incurred to settle claims during the three months ended March 31, 2004 and twelve months ended December 31, 2003 were $472.5 thousand and $270 thousand, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's relevant insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $4.5 thousand for the three months ended March 31, 2004 and $900 for the year ended December 31, 2003.

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2003, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2003. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2009 was $10.7 million to $16.0 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $10.7 million in its consolidated financial statements. The Company also believes that based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $10.7 million at December 31, 2003 and March 31, 2004, which has been included in other assets.

Due to the numerous variables and uncertainties, including the effect of Congoleum's pre-packaged Chapter 11 case and proposed plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for asbestos-related claims against the Company (not including claims asserted against Congoleum) beyond a five year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The Company anticipates that resolution of its asbestos related liabilities resulting from Congoleum's anticipated plan will be limited to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its December 31, 2003 Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the three month period ended March 31, 2004.

A lawsuit was brought by Olin Corporation ("Olin"), the present owner of a former chemical plant site in Wilmington, Massachusetts (the "Olin Site"), which alleged that ABI and three other named defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site. A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and for approximately one month during 1964 ABI held title to the property directly.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2004 will be approximately $6.6 million. For costs beyond 2004, ABI has estimated the range to be between $14.6 million to $27.3 million. As of March 31, 2004, ABI has estimated its potential liability to Olin net of expected recoveries from TBC to be in the range of $2.3 million to $4.0 million after allocation for Olin's internal costs but before any recoveries from insurance.

The State of Maine Department of Environmental Protection has put the present owner of a former ABI plant on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be approximately $1 million. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI at this site.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the state supervised sites, the Olin Site and the Maine Site. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1.9 million for past and current environmental claims. One carrier has agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $20 thousand of which was reimbursed through March 31, 2004 and which reimbursement was shared 37.5% with TBC pursuant to the Company's agreement with TBC. ABI and its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of March 31, 2004, the Company has accrued $4.6 million for ABI's estimable and probable amounts for environmental-related contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries relating to those contingencies, net of reimbursements to certain PRP's, for approximately $900 thousand.

In connection with the transfer of ABI's Trenton, NJ tile plant to Congoleum in 1993, the Company signed an administrative consent order whereby the Company has provided a self-guarantee in the amount of $750 thousand to the New Jersey Department of Environmental Protection to assure the funding for any environmental remediation the state may require at that location. Pursuant to the merger in 1993 of the Company's former tile division with Congoleum, Congoleum assumed liability for the cost of cleaning up the site. The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. See Note J - "Congoleum Asbestos Liabilities and Planned Reorganization."

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings in which Congoleum is a named PRP currently relate to four disposal sites in New Jersey, Pennsylvania, Maryland, and Connecticut in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those other sites depends on many factors, including the volume of material contributed to the site by Congoleum, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable by Congoleum insurance policies. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater remediation phase has not begun and the remedial investigation/feasibility study related to the groundwater remediation has not been approved. The PRP group estimated that future costs of groundwater remediation for this site, based on engineering and consultant studies conducted, would be approximately $26 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.8%.

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

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against Congoleum, which could have a material adverse effect on the financial position of Congoleum.

Other

In addition to the matters referenced above and in Note J, in the ordinary course of their businesses, Congoleum becomes involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note J - Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., and were commenced in order to resolve Congoleum's asbestos-related liabilities and any future asbestos-related liability that might be asserted against Congoleum. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and, in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. The Bankruptcy Court has approved the disclosure statement and a confirmation hearing is scheduled for July 22, 2004. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's pre-packaged plan of reorganization and related matters.

The pre-packaged plan, if confirmed, would leave most of Congoleum's non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The plan of reorganization would provide for, among other things, an assignment of, or grant a security interest in, certain rights in, and proceeds of, Congoleum's applicable insurance to a plan trust established under Section 524(g) of the Bankruptcy Code that would fund distributions to pending and future asbestos claimants and provide for the issuance of an injunction that would protect Congoleum from all future asbestos-related litigation and liabilities by channeling all current and future asbestos claims to the plan trust. Congoleum's general unsecured creditors would be unimpaired under the plan.

As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former tile division operations not covered by ABI insurance will be channeled to the plan trust established under
Section 524(g) of the Bankruptcy Code. ABI and Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250 thousand in cash from ABI and a note from Congoleum in an initial aggregate principal amount of $2.7 million with payment of such note contribution secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. ABI does not expect that Congoleum's note contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The principal amount of the note that Congoleum will contribute to the trust under the proposed plan is expected to be subject to future increase in an amount equal to the amount by which 51% of the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. The adjusted principal amount of the note would be effective as of the measurement date of the adjustment. The proposed pre-packaged plan also provides for a possible additional contribution by ABI to the plan trust in the event ABI sells its interest in Congoleum before the third anniversary of the date as of which the principal amount of the note contributed by Congoleum to the plan trust is measured for purposes of determining whether the principal amount is to be increased. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the note contributed by Congoleum to the plan trust outstanding as of the measurement date for determining whether the principal amount of that note would be increased and after taking into account any such increase in the principal amount.

While Congoleum believes its plan is feasible and in the best interest of all Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome of Congoleum's pre-packaged Chapter 11 case can be given. Congoleum expects that its remaining costs to confirm and effect its proposed pre-packaged plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $8.7 million at a minimum.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                       2004         2003
                                                       ----         ----

      Net loss                                       $(2,025)     $(3,125)
      Foreign currency translation adjustments          (254)         991
                                                     -------      -------

              Total comprehensive loss               $(2,279)     $(2,134)
                                                     ========     ========

Note L - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

Note M - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division that produces flooring and rubber products. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings which are sold primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore. The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, and other industrial products.

                                                      Three Months Ended
                                                           March 31,
                                                       2004        2003
                                                    ----------------------
                                                        (In thousands)
      Net sales
      Net sales to external customers:
         Flooring products                          $  51,949    $  53,566
         Tape products                                 21,018       19,369
         Jewelry                                       15,754       20,274
         Canadian division                             10,686        8,737
                                                    ---------    ---------
            Total net sales to external
               customers                               99,407      101,946
                                                    ---------    ---------
      Intersegment net sales:
         Flooring products                                 51           15
         Tape products                                     17           33
         Jewelry                                           --           --
         Canadian division                              1,187        1,982
                                                    ---------    ---------
            Total intersegment net sales                1,255        2,030
                                                    ---------    ---------
                                                      100,662      103,976
      Reconciling items
         Intersegment net sales                        (1,255)      (2,030)
                                                    ---------    ---------
            Total consolidated net sales            $  99,407    $ 101,946
                                                    =========    =========

                                                           Three Months Ended
                                                                March 31,
                                                           2004          2003
                                                         ----------------------
                                                              (In thousands)
      Segment (loss) profit
         Flooring products                               $  (435)       $(2,589)
         Tape products                                      (198)          (435)
         Jewelry                                            (714)         1,687
         Canadian division                                  (451)          (174)
                                                         -------        -------
            Total segment loss                            (1,798)        (1,511)

      Reconciling items
         Corporate items                                  (1,004)          (690)
         Intercompany profit (loss)                          106             28
                                                         -------        -------
            Total consolidated loss from
              continuing operations before
              income taxes and other items               $(2,696)       $(2,173)
                                                         =======        =======

                                                       March 31,    December 31,
                                                         2004           2003
                                                       ------------------------
      Segment assets
         Flooring products                             $ 184,704      $ 175,899
         Tape products                                    56,340         54,415
         Jewelry                                          35,418         37,272
         Canadian division                                35,858         35,642
                                                       ---------      ---------
                Total segment assets                     312,320        303,228

      Reconciling items
         Assets of discontinued operation                  2,682          2,902
         Corporate items                                  26,812         23,089
         Intersegment accounts receivable                (13,691)        (9,575)
         Intersegment profit in inventory                   (162)          (248)
                                                       ---------      ---------
                Total consolidated assets              $ 327,961      $ 319,396
                                                       =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's (and its majority-owned subsidiary Congoleum's) expectations, as of the date of this report, of future events and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's other filings with the Securities and Exchange Commission.

On December 31, 2003 the Company's subsidiary Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., to resolve claims that have been or might in the future be asserted against Congoleum related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization and in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. Based on its pre-packaged bankruptcy strategy, which included Congoleum settling certain asbestos claims prior to commencing its Chapter 11 case, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. Congoleum recorded charges of $17.3 million in the fourth quarter of 2002, and an additional charge of $3.7 million in the fourth quarter of 2003, to increase its recorded liability to the estimated minimum cost to complete its reorganization. Actual amounts that will be contributed to the plan trust and costs for obtaining confirmation of and implementing the plan of reorganization could be materially higher, which could have a material effect on ABI's and Congoleum's consolidated results of operations as well as Congoleum's financial position.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.

Due to Congoleum's bankruptcy and separate capital structure, the Company believes that presenting ABI and its non-debtor subsidiaries separately from Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission. There have been no material changes of what we consider to be our critical accounting policies or the disclosure we provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

Net sales in the first quarter of 2004 were $47.5 million compared to $48.4 million in the first quarter of 2003, a decrease of $.9 million or 1.9%. This decrease was due to lower sales at K&M, partially offset by improved sales at the Tape and Canadian divisions. Jewelry sales declined due to lower purchases by a major customer versus the first quarter of 2003 when several large programs shipped to that customer. Tape division sales improved due to higher demand, particularly for pre-mask products, while Canadian sales increased due to foreign exchange.

Cost of products sold as a percentage of net sales was 69.3% in the first quarter of 2004 compared to 66.8% in the first quarter of 2003. The increase was primarily due to jewelry sales, which generally have higher gross margins than the other segments constituting a smaller percentage of our sales in the first quarter of 2004 compared to 2003, compounded by a slight decline in jewelry margins. The increase was partly offset by improved margins at the Tape and Canadian operations. Jewelry margins declined due to higher selling allowances as a percentage of sales, while Tape margins improved due to increased volumes and Canadian margins benefited from a more profitable sales mix.

Selling, general and administrative expenses in the first quarter of 2004 were $15.8 million, an increase of 2.3% or $0.4 million over the first quarter of 2003. This increase was primarily due to higher expenses for freight, professional fees, and the impact of foreign exchange. Selling, general and administrative expenses as a percentage of net sales were 33.2% in the first quarter of 2004 compared to 31.9% in the first quarter of 2003. This increase in percentage was due to the decline in sales at K&M without a commensurate decline in selling, general and administrative expenses, partly offset by these expenses declining at the Canadian division and increasing by a lesser percentage than sales at the Tape division.

Interest income and other income (expense) accounted for a $0.3 million expense in the first quarter of 2004 compared to a netted $0.4 million income item in the first quarter of 2003 primarily due to less favorable foreign exchange results. Interest expense in the first quarter of 2004 was $0.8 million compared to $0.6 million in the first quarter of 2003 due to a higher interest rate on the Company's $20 million note and interest incurred for Janus related debt.

The effective tax rate was 35.2% in the first quarter of 2004 compared to 37.6% in the first quarter of 2003.

The loss from continuing operations in the first quarter of 2004 was $1.4 million compared to income from continuing operations of $0.2 million in the corresponding prior year period, primarily due to the decline in net sales at K&M.

Congoleum & Non-Debtor Subsidiaries

Net sales for the quarter ended March 31, 2004 were $52.0 million as compared to $53.6 million for the quarter ended March 31, 2003, a decrease of $1.6 million or 3%. The decrease resulted primarily from lower resilient sheet sales to general line distributors. Congoleum's largest distributor reduced its inventory of Congoleum products by $2.1 million in the first quarter of 2004 compared with a $2.5 million increase in the first quarter of 2003. Partially offsetting this decline was improved sales to manufactured housing distributors.

Gross profit for the quarter ended March 31, 2004 totaled $13.5 million, or 26.1% of net sales, compared to $12.7 million, or 23.6% of net sales for the same period last year. The improvement in gross margin reflects an improvement in sales mix, the benefit of cost reduction programs and a price increase instituted in late 2003, partially offset by the unfavorable impact of lower production volumes over which to spread fixed manufacturing costs.

Selling, general and administrative expenses were $12.0 million for the quarter ended March 31, 2004 as compared to $13.2 million for the quarter ended March 31, 2003, a decrease of $1.2 million. The reduction in expenses reflects cost savings initiatives implemented in 2003, which helped reduce personnel-related compensation costs by approximately $0.8 million, during the quarter, coupled with lower sales and marketing support costs of approximately $0.2 million. As a percent of net sales, selling, general & administrative costs were 23.0% for the quarter ended March 31, 2004 compared to 24.6% for the same period last year.

Income from operations, before Interest and other income and Interest expense, was $1.6 million for the quarter ended March 31, 2004 compared to a loss of $0.5 million for the quarter ended March 31, 2003. The improvement in operating income was a result of the improved gross margins and lower selling, general and administrative expenses.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including restricted cash and short term investments, declined $0.7 million in the first three months of 2004 to $1.1 million. Cash used by operating activities, principally for seasonal working capital increases, were financed with short term borrowings. Working capital at March 31, 2004 was $12.6 million, down from $13.4 million at December 31, 2003. The ratio of current assets to current liabilities at March 31, 2004 was 1.22 down from 1.24 at December 31, 2003.

Capital expenditures in the first three months of 2004 were $0.6 million compared to $0.7 million for the first three months of 2003. It is anticipated that capital spending for the full year 2004 will be approximately $4 million.

The Company has recorded provisions which it believes are adequate for environmental remediation and non-asbestos product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of three to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation which would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

Cash requirements for capital expenditures, working capital, debt service and any share repurchases are expected to be financed from operating activities and borrowings under existing bank lines of credit. As of March 31, 2004, approximately $28.4 million in the aggregate was available for borrowing by the Company under its bank lines of credit subject to the value from time to time of the collateral securing outstanding borrowings under those lines of credit. At March 31, 2004, $12.0 million was outstanding under revolving credit lines and $0.5 million was outstanding under letters of credit. An additional $12.9 million was available for borrowing as of that date under the Company's revolving credit lines. The Company believes that its cash flow from operations, expected proceeds from the sale of the Janus assets and borrowings available under its existing bank lines of credit will be adequate for its expected capital expenditure, working capital, and debt service needs, subject to compliance with the covenants contained in its debt agreements referred to below.

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provides the Company with a revolving credit facility of up to $20 million, including up to $5 million for the issuances of lines of credit. The amounts which the Company can borrow under the Credit Facility are subject to reduction from time to time if the borrowing base is less than $20 million. Interest is payable on amounts borrowed under the Credit Facility at rates which generally vary between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75% depending on the Company's leverage ratio, as determined under the Credit Facility. Certain domestic subsidiaries of the Company have agreed to guaranty the Company's obligations under the Credit Facility. The Credit Facility expires on December 31, 2004.

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Series A Notes"). The Series A Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the amended Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. Principal on the Senior A Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006. In addition, the Note Agreement provides for possible issuances of additional notes by the Company for up to an aggregate principal amount of $15 million, which additional notes will mature not later than 10 years after the date of issuance and will bear interest at rates to be determined on or about the time of issuance.

Both the Credit Facility and the Note Agreement contain certain covenants that the Company must satisfy. The covenants included in the Credit Facility and the Note Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. Pursuant to the Credit Facility and the Note Agreement, the Company and certain of its domestic subsidiaries granted Fleet and Prudential a security interest in most of the Company's and its domestic subsidiaries' assets. The security interest granted does not include the shares of capital stock of the Company's majority-owned subsidiary Congoleum Corporation or the assets of Congoleum Corporation.

In the past, the Company has had to amend its credit agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. There can be no assurances that the Company will be able to meet certain of the financial covenants contained in the Credit Facility and the Note Agreement as of June 30, 2004, the next measurement date for determining compliance with those covenants or that the Company will be able to obtain any amendments to any covenants that might be necessary to enable it to achieve compliance. If it fails to satisfy those covenants it will be in default under the respective debt agreements. Pursuant to the terms of the Credit Facility and the Note Agreement, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If a default occurs, Fleet and Prudential could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from Fleet and Prudential and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, Fleet as administrative agent over the collateral securing the amounts outstanding under the Credit Facility and the Note Agreement, might exercise Fleet's and Prudential's rights over that collateral. Any default by the Company under the Credit Facility or the Note Agreement that results in the Company being required to immediately repay outstanding amounts under its debt agreements would have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, under the Note Agreement, the Company must enter into a definitive commitment by November 14, 2004 to replace or refinance not less than $15 million of the amounts under the Credit Facility on substantially similar terms and with a maturity of not less than one year. Failure to do so would constitute an event of default under the Note Agreement.

As noted above, the Credit Facility and the Note Agreement restrict the Company's ability to obtain additional financing. Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The Company currently believes that its cash flow from operations, expected proceeds from the sale of the Janus assets and borrowings available under its existing credit facilities will be adequate for its expected capital expenditure, working capital and debt service needs, subject to compliance with the covenants contained in its debt agreements. However, if circumstances change, the inability of the Company to obtain any necessary additional debt financing would likely have a material adverse effect on its business, operations and financial condition.

Under Congoleum's anticipated plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the joint venture agreement relating to the merger in 1993 of the Company's tile division with Congoleum, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the plan trust established pursuant to Congoleum's plan by Congoleum under the promissory note expected to be contributed by Congoleum to the plan trust remain outstanding. Instead, those amounts will be held in escrow by the plan trust and be pledged by the Company as collateral securing Congoleum's obligations under that promissory note until released from such escrow and paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the promissory note and the pledge agreement expected to be entered by the Company with regard to the collateral expected to be pledged by the Company to secure Congoleum's obligations under the promissory note. To the extent the amounts that are subject to that escrow are material, that could have a material adverse effect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

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

Furthermore, to the extent that the amount of any of the Company's indemnity claims against the plan trust established pursuant to Congoleum's plan of reorganization are reduced to an amount less than the corresponding amount paid by the Company pursuant to the distribution procedures under the Company's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources.

The Company has not declared a dividend subsequent to the third quarter of 2003. Future dividends, if any, will be determined by the Company's board of directors based upon the financial performance and capital requirements of the Company, among other considerations. Under the credit facility, aggregate dividend payments are generally limited to 50% of cumulative consolidated net income (computed treating Congoleum under the equity method of accounting), as determined under the credit facility, earned after June 30, 2003. Under the note agreement, aggregate dividend payments generally may not exceed the sum of $6 million plus 50% of a cumulative consolidated net income (accounting for Congoleum under the equity method of accounting), as determined under the note agreement, earned after December 31, 2000.

In addition, under the terms of the Congoleum plan of reorganization, the Company expects to contribute $250 thousand in cash to the plan trust to be established upon confirmation of the Congoleum plan.

Congoleum & Non-Debtor Subsidiaries

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to the unaudited condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

Congoleum is a defendant in a large number of asbestos-related lawsuits and, on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. For additional information, see Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are contained in Item 1 of the Congoleum Corporation Quarterly Report on Form 10-Q. These matters will have a material adverse impact on liquidity and capital resources. During 2003, Congoleum paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. During the first quarter of 2004, Congoleum spent $1.1 million and during the balance of 2004, expects to spend a further $8.7 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. Congoleum also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents, which provide for the Collateral Trust or Plan Trust to reimburse certain expenses of Congoleum.

Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources.

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2004, were $10.5 million, an increase of $8.3 million from December 31, 2003. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not immediately applied to the loan balance. Working capital was $36.7 million at March 31, 2004, up from $27.1 million at December 31, 2003. The ratio of current assets to current liabilities at March 31, 2004 and December 31, 2003, was 1.7 to one, compared to 1.5 to one, respectively. Net cash provided by operations during the first three months of 2004 was $7.8 million, as compared to cash used by operations of $22.2 million in 2003. The increase in cash provided by operations in the first three months of 2004 versus the first three months of 2003 was primarily due to the unusually low level of accounts payable and accrued expenses at December 31, 2003. This unusually low level was due to limited manufacturing activity, coupled with creditors managing their pre-petition credit exposure and Congoleum prepaying certain expenses prior to its December 31, 2003, bankruptcy filing. As a result of its bankruptcy filing, Congoleum was not permitted to make the $4.3 million interest payment on its Senior Notes that was due February 1, 2004, which also reduced cash usage in the first quarter of 2004 compared to 2003. Expenditures related to asbestos liabilities and Congoleum's reorganization plan were $1.1 million in 2004, compared to $ 4.2 million in 2003, which also contributed to the increase in cash. Capital expenditures in the first three months of 2004 totaled $0.8 million. Congoleum is currently planning capital expenditures of approximately $6 million in 2004.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one-year revolving credit facility with borrowings up to $30.0 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at March 31, 2004. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2004, based on the level of receivables and inventory, $26.6 million was available under the facility, of which $4.1 million was utilized for outstanding letters of credit and $11.2 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if Congoleum's plan of reorganization is not confirmed by that facility's expiration on December 31, 2004.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation, which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by, or judgments assessed against, Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although Congoleum did not generate cash from operations in 2003, Congoleum anticipates that it will generate cash from operations in 2004. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its pre-packaged Chapter 11 plan of reorganization. Congoleum's inability to obtain confirmation of the proposed plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements. Congoleum also anticipates it will be able to obtain exit financing upon confirmation of its proposed plan. Such financing will be required to replace its debtor-in-possession credit facility and permit Congoleum to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of the proposed plan or reorganization.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes A, I and J of the Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos-related personal injury claims, and in light of Congoleum's asbestos liability, Congoleum has filed a pre-packaged Chapter 11 plan of reorganization in Bankruptcy Court. In connection with Congoleum's strategy for resolving its asbestos liability, it previously entered into settlement agreements with various asbestos claimants, which provided for an aggregate settlement value of approximately $491 million. Settlement of this obligation pursuant to the terms of Congoleum's proposed pre-packaged plan is dependent on Bankruptcy Court confirmation of the plan, including determinations by the Bankruptcy Court that, among other things, the plan has satisfied certain criteria under the Bankruptcy Code.

There can be no assurance that Congoleum will be successful in obtaining confirmation of Congoleum's pre-packaged plan in a timely manner or at all. Any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court could vary significantly from the description in this report (including descriptions incorporated by reference in this report). Furthermore, the estimated costs and contributions required to confirm and to effect the proposed pre-packaged plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. As discussed elsewhere in this report, as part of Congoleum's plan, Congoleum would contribute to the plan trust certain of Congoleum's rights to receive insurance proceeds for asbestos liabilities under its applicable insurance policies. Congoleum is currently involved in litigation with certain of its insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters. It is expected that these insurers will continue to vigorously contest any obligation to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities and seek to prevent any contribution by Congoleum of its rights to receive insurance for asbestos matters to the plan trust. There can be no assurance that these insurers will not be successful in these regards. If the insurers are able to successfully refuse an obligation to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities or prevent Congoleum's proposed contribution of its rights to receive insurance proceeds for asbestos matters to the plan trust as part of Congoleum's plan of reorganization, that would have a material adverse effect on Congoleum's ability to obtain approval of its pre-packaged plan of reorganization.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The Company expects to be able to receive insurance proceeds for its asbestos liabilities for the foreseeable future. If, however, it were not able to receive reimbursement from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability by Congoleum pursuing a pre-packaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (ii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iii) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution by Congoleum to the plan trust and pledge by the Company of certain of its assets including the shares of Congoleum stock owned by the Company and certain amounts the Company would otherwise be entitled to receive from Congoleum as indemnification for certain liabilities and expenses relating to the Company's former tile division, in connection with Congoleum's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the ongoing process arising from the strategy to settle asbestos liability, (vi) Congoleum's ability to obtain debtor-in-possession financing to provide it with sufficient funding during the pendency of its Chapter 11 case and exit financing to provide it with sufficient funding for its operations after emerging from the bankruptcy process, in each case on reasonable terms (vii) timely obtaining sufficient creditor and court approval of any reorganization plan (viii) developments in and the outcome of the insurance coverage litigation pending in New Jersey State Court involving Congoleum, the Company and certain insurers and (ix) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation of its anticipated pre-packaged plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A, I and J of the Notes to Unaudited Consolidated Condensed Financial Statements, which are included in this report.

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

The Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") has a final maturity date of December 31, 2004. In addition, under the Company's debt agreement (the "Note Agreement") with The Prudential Insurance Company of America ("Prudential"), the Company is obligated to enter into a definitive commitment by November 14, 2004 to replace or refinance not less than $15 million of the amounts under the Credit Facility on substantially similar terms and with a maturity of not less than one year. Failure to do so would constitute an event of default under the Note Agreement.

If the Company defaults under the Credit Facility or Note Agreement (collectively, the "Facilities"), the respective lenders under those Facilities have certain rights and remedies under those Facilities, and Fleet, in its capacity as collateral agent, has obligations to such lenders and associated rights with respect to the collateral, including the right to accelerate payment of all amounts outstanding under the facilities and certain rights to administration, assembly and sale of collateral in connection with certain defaults.

There can be no assurances that the Company will be able to meet certain of the financial covenants contained in the Credit Facility and the Note Agreement as of June 30, 2004, the next measurement date for determining compliance with those covenants or that the Company will be able to obtain any amendments to any covenants that might be necessary to enable it to achieve compliance. Any default by the Company under the Facilities which is not waived would likely have a material adverse effect on its business, operations and financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. In addition, the Company is dependent on foreign suppliers for economical sourcing of its jewelry and certain other goods. Any significant delay in or disruption of the supply of goods (including disruptions resulting from political risks or shipping disruptions) could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition.

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

The Company's tape and flooring divisions principally sell their products through distributors. Sales to five unaffiliated customers accounted for approximately 22% of the Company's tape division's net sales for the year ended December 31, 2003 and 25% of its net sales for the year ended December 31, 2002. The loss of the largest unaffiliated customer and/or two or more of the other affiliated customers could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. While most of Congoleum's distributors have marketed Congoleum's products for many years, replacements are necessary periodically to maintain the strength of Congoleum's distribution network. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 65% of Congoleum's net sales for the year ended December 31, 2003 and 59% of Congoleum's net sales for the year ended December 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of March 31, 2004 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and Asia, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at March 31, 2004, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

The Company does not currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

Item 4:  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note I "Commitments and Contingencies" and Note J "Congoleum Asbestos Liabilities and Planned Reorganization" of the Notes to Unaudited Consolidated Condensed Financial Statements are incorporated herein by reference.

Item 3. Defaults Upon Senior Securites

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoluem's 8 5/8% Senior Notes. In addition, due to the Chapter 11 proceedings, Conogluem was not permitted to make the interest payment due February 1, 2004 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on that date is approximately $4.3 million. As of March 31, 2004, the principal amount of the Senior Notes is approximately $100 million. These amounts, plus $61,000 of accrued interest on the interest due on February 1, 2004 are included in "Liabilities Subject to Compromise."

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                 Description
--------------------------------------------------------------------------------

3.1    II                   Restated Certificate of Incorporation

3.2    I                    By-Laws, amended and restated as of
                            March 13, 1991

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

4 (2)  III                  Note Purchase and Private Shelf Agreement and
                            Facility Guarantee, dated as of August 28, 2001, among American Biltrite Inc., K&M Associates
                            L.P. and The Prudential Insurance Company of
                            America

4 (3)  III                  Amendment No. 1 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of December 31, 2002, among American Biltrite
                            Inc., K&M Associates L.P. and The Prudential
                            Insurance Company of America

4 (4)  III                  Amendment No. 2 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of March 31, 2003, among American Biltrite Inc.,
                            K&M Associates L.P. and The Prudential Insurance
                            Company of America

4 (5)  III                  Amendment No. 3 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of June 30, 2003, among American Biltrite Inc.,
                            K&M Associates L.P. and The Prudential Insurance
                            Company of America

4 (6)  III                  Amendment No. 4 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of October 14, 2003, among American Biltrite
                            Inc., K&M Associates L.P. and The Prudential
                            Insurance Company of America

4 (7)  III                  Security Agreement, dated as of October 14,
                            2003, among American Biltrite Inc., K&M
                            Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4 (8)  III                  Intercreditor and Collateral Agency Agreement,
                            dated as of October 14, 2003, by and among Fleet
                            National Bank, Citizens Bank of Massachusetts,
                            The Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency
                            Agreement by American Biltrite Inc., K&M
                            Associates L.P. and the other American Biltrite
                            Inc. guarantor subsidiaries

4 (9)  III                  Guarantor Joinder Agreement, dated as of October
                            14, 2003, made by ABTRE, Inc., AIMPAR, Inc.,
                            American Biltrite Intellectual Properties, Inc.,
                            Ideal Tape Co., Inc., Majestic Jewelry, Inc.,
                            Ocean State Jewelry, Inc. and 425 Dexter
                            Associates, L.P. in favor of The Prudential
                            Insurance Company

4 (10) IV                   Amendment No. 5 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of January 29, 2004, among American Biltrite
                            Inc., K&M Associates L.P. and The Prudential
                            Insurance Company of America

4 (11) V Amendment No. 5 to the Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of January 29, 2004, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America.

10.1   V                    Amendment No. 1 to Credit Agreement, dated as of
                            January 29, 2004, among American Biltrite Inc.,
                            K&M Associates L.P. and Fleet National Bank.

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      ----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      III Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on October 17, 2003

      IV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on February 2, 2004

      V Incorporated by reference to the exhibits 4.1 and 10.1 to the Company's Report on Form 8-K filed on February 2, 2004

(b) Reports on Form 8-K

On January 5, 2004, the Registrant filed a Current Report on Form 8-K reporting under Item 5 that its majority-owned subsidiary Congoleum Corporation had issued a press release on December 31, 2003 announcing it had obtained the asbestos claimant votes necessary for approval of its pre-packaged Chapter 11 plan of reorganization and that it had proceeded with its bankruptcy filing in Trenton, New Jersey.

On February 2, 2004, the Registrant filed a Current Report on Form 8-K reporting under Item 5 that the Registrant and K&M Associates L.P. had entered into an amendment to the Company's existing credit agreement.

On March 12, 2004, the Registrant furnished a Current Report on Form 8-K under
Item 12 relating to the Company's press release dated March 11, 2004 announcing its financial results for the three and twelve months ended December 31, 2003.

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

                                          AMERICAN BILTRITE INC.
                                          ----------------------
                                               (Registrant)


Date:  May 14, 2004                   BY: /s/ Howard N. Feist III
                                          -------------------------
                                          Howard N. Feist III
                                          Vice President-Finance
                                          (Duly Authorized Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                INDEX OF EXHIBITS

Exhibit No.                 Description
--------------------------------------------------------------------------------

3.1    II                   Restated Certificate of Incorporation

3.2    I                    By-Laws, amended and restated as of
                            March 13, 1991

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

4 (2)  III                  Note Purchase and Private Shelf Agreement and
                            Facility Guarantee, dated as of August 28, 2001, among American Biltrite Inc., K&M Associates
                            L.P. and The Prudential Insurance Company of
                            America

4 (3)  III                  Amendment No. 1 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of December 31, 2002, among American Biltrite
                            Inc., K&M Associates L.P. and The Prudential
                            Insurance Company of America

4 (4)  III                  Amendment No. 2 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of March 31, 2003, among American Biltrite Inc.,
                            K&M Associates L.P. and The Prudential Insurance
                            Company of America

4 (5)  III                  Amendment No. 3 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of June 30, 2003, among American Biltrite Inc.,
                            K&M Associates L.P. and The Prudential Insurance
                            Company of America

4 (6)  III                  Amendment No. 4 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of October 14, 2003, among American Biltrite
                            Inc., K&M Associates L.P. and The Prudential
                            Insurance Company of America

4 (7)  III                  Security Agreement, dated as of October 14,
                            2003, among American Biltrite Inc., K&M
                            Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4 (8)  III                  Intercreditor and Collateral Agency Agreement,
                            dated as of October 14, 2003, by and among Fleet
                            National Bank, Citizens Bank of Massachusetts,
                            The Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency
                            Agreement by American Biltrite Inc., K&M
                            Associates L.P. and the other American Biltrite
                            Inc. guarantor subsidiaries

4 (9)  III                  Guarantor Joinder Agreement, dated as of October
                            14, 2003, made by ABTRE, Inc., AIMPAR, Inc.,
                            American Biltrite Intellectual Properties, Inc.,
                            Ideal Tape Co., Inc., Majestic Jewelry, Inc.,
                            Ocean State Jewelry, Inc. and 425 Dexter
                            Associates, L.P. in favor of The Prudential
                            Insurance Company

4 (10) IV                   Amendment No. 5 to Note Purchase and Private
                            Shelf Agreement and Facility Guarantee, dated as of January 29, 2004, among American Biltrite
                            Inc., K&M Associates L.P. and The Prudential
                            Insurance Company of America

4 (11) V Amendment No. 5 to the Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of January 29, 2004, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America.

10.1   V                    Amendment No. 1 to Credit Agreement, dated as of
                            January 29, 2004, among American Biltrite Inc.,
                            K&M Associates L.P. and Fleet National Bank.

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      ----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      III Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on October 17, 2003

      IV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on February 2, 2004

      V Incorporated by reference to the exhibits 4.1 and 10.1 to the Company's Report on Form 8-K filed on February 2, 2004