Form 10-Q
period 2004-06-30
AMERICAN BILTRITE INC
filed 2004-08-12
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2004                    Commission File Number 1-4773

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                             Outstanding at August 4, 2004
-------------------                             -----------------------------
       Common                                          3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidating Condensed Balance Sheets--Assets as of
                   June 30, 2004 (unaudited) and December 31, 2003.............3

                 Consolidating Condensed Balance Sheets--Liabilities and
                   Stockholders' Equity as of June 30, 2004 (unaudited) and
                   December 31, 2003...........................................4

                 Consolidating Condensed Statements of Operations for the
                   three months ended June 30, 2004 and 2003 (unaudited).......5

                 Consolidating Condensed Statements of Operations for the
                   six months ended June 30, 2004 and 2003 (unaudited).........6

                 Consolidating Condensed Statements of Cash Flows for the six
                   months ended June 30, 2004 and 2003 (unaudited).............7

                 Notes to Unaudited Consolidating Condensed Financial
                   Statements..................................................8

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................24

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...41

         Item 4. Controls and Procedures......................................41

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................42

         Item 3. Defaults Upon Senior Securities..............................42

         Item 4. Submission of Matters to a Vote of Security Holders..........42

         Item 6. Exhibits and Reports on Form 8-K.............................43

         Signature............................................................44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                       ABI Consolidated           Eliminations             Congoleum           American Biltrite
                                     June 30,  December 31,  June 30,  December 31,  June 30,  December 31,  June 30,  December 31,
                                       2004        2003        2004        2003        2004        2003        2004       2003
                                   -------------------------------------------------------------------------------------------------
                                   (Unaudited)              (Unaudited)            (Unaudited)             (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents          $ 23,832    $  3,959                           $ 23,675    $  2,169     $    157    $  1,790
  Restricted cash                       3,848       1,757                              3,848       1,757
  Accounts receivable, net             49,277      36,010     $(245)      $(280)      24,204      13,560       25,318      22,730
  Inventories                          84,653      81,480      (171)       (240)      43,191      44,995       41,633      36,725
  Assets of discontinued
    operation                           2,656       2,902                                                       2,656       2,902
  Deferred income taxes                10,737      11,033                              8,456       8,752        2,281       2,281
  Prepaid expense & other
    current assets                      9,641      12,530                              6,980       9,672        2,661       2,858
                                   -------------------------------------------------------------------------------------------------
    Total current assets              184,644     149,671      (416)       (520)     110,354      80,905       74,706      69,286

Proper, plant & equipment, net        127,812     134,285                             82,950      87,035       44,862      47,250

Other assets:
  Insurance for asbestos-related
    liabilities                        10,700      10,700                                                      10,700      10,700
  Goodwill, net                        11,300      11,300                                                      11,300      11,300
  Other assets                         11,557      13,440      (186)       (186)       7,680       7,959        4,063       5,667
                                   -------------------------------------------------------------------------------------------------
                                       33,557      35,440      (186)       (186)       7,680       7,959       26,063      27,667
                                   -------------------------------------------------------------------------------------------------

Total assets                         $346,013    $319,396     $(602)      $(706)    $200,984    $175,899     $145,631    $144,203
                                   =================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                       ABI Consolidated           Eliminations             Congoleum           American Biltrite
                                     June 30,  December 31,  June 30,  December 31,  June 30,  December 31,  June 30,  December 31,
                                       2004        2003        2004        2003        2004        2003        2004       2003
                                   -------------------------------------------------------------------------------------------------
                                   (Unaudited)              (Unaudited)            (Unaudited)             (Unaudited)
Liabilities
Current liabilities:
  Accounts payable                   $ 23,856    $ 13,327     $   (245)   $   (280)  $ 12,361   $  4,544     $ 11,740    $  9,063
  Accrued expenses                     43,935      41,678                              27,755     24,785       16,180      16,893
  Asbestos-related liabilities          8,434       9,819                               8,434      9,819           --          --
  Liabilities of discontinued
  operation                               421         688                                  --         --          421         688
  Deferred income taxes                 4,556       4,376                               4,556      4,376           --          --
  Notes payable                        26,233      18,125                              15,342     10,232       10,891       7,893
  Current portion of
    long-term debt                     21,262      21,289                                  --         --       21,262      21,289
                                   -------------------------------------------------------------------------------------------------
    Total current liabilities         128,697     109,302         (245)       (280)    68,448     53,756       60,494      55,826

Long-term debt, less current
  portion                               3,189     103,626                                  --     99,773        3,189       3,853
Asbestos-related liabilities           10,700      10,700                                                      10,700      10,700
Other liabilities                      17,392      62,126           --        (186)     3,900     48,147       13,492      14,165
Noncontrolling interests                  471         663                                                         471         663
Liabilities subject to compromise     152,751          --         (186)         --    152,937         --
                                   -------------------------------------------------------------------------------------------------
                                      313,200     286,417         (431)       (466)   225,285    201,676       88,346      85,207

Stockholders' equity
  Common stock                             46          46          (93)        (93)        93         93           46          46
  Additional paid-in capital           19,548      19,548      (49,105)    (49,105)    49,105     49,105       19,548      19,548
  Retained earnings                    47,264      47,573       35,104      35,035    (45,853)   (46,778)      58,013      59,316
  Accumulated other comprehensive
    loss                              (18,913)    (19,056)       6,110       6,110    (19,833)   (20,384)      (5,190)     (4,782)
  Less treasury shares                (15,132)    (15,132)       7,813       7,813     (7,813)    (7,813)     (15,132)    (15,132)
                                   -------------------------------------------------------------------------------------------------
  Total stockholders' equity           32,813      32,979         (171)       (240)   (24,301)   (25,777)      57,285      58,996
                                   -------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity           $346,013    $319,396     $   (602)   $   (706)  $200,984   $175,899     $145,631    $144,203
                                   =================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2004 and 2003
               (In thousands of dollars, except per share amounts)

                                          ABI Consolidated          Eliminations           Congoleum          American Biltrite
                                          2004         2003        2004      2003       2004       2003       2004        2003
                                      --------------------------------------------------------------------------------------------

Net sales                               $112,510     $103,481      $133      $ 14     $62,951    $55,000     $49,426    $48,467

Cost of products sold                     79,272       75,914       (87)       38      46,065     42,740      33,294     33,136
Selling, general & administrative
  expenses                                27,601       27,931                          13,016     12,513      14,585     15,418
                                      --------------------------------------------------------------------------------------------
Income (loss) from operations              5,637         (364)      220       (24)      3,870       (253)      1,547        (87)

Other (income) expense
    Interest income                           (6)         (14)                             --         (9)         (6)        (5)
    Interest expense                       3,082        2,728                           2,314      2,249         768        479
    Other (income) expense                  (175)      (1,127)      151        24        (421)      (507)         95       (644)
                                      --------------------------------------------------------------------------------------------
                                           2,901        1,587       151        24       1,893      1,733         857       (170)
                                      --------------------------------------------------------------------------------------------
Income (loss) before taxes and
  other items                              2,736       (1,951)       69       (48)      1,977     (1,986)        690         83

Provision (credit) for income taxes          850           25                             616         --         234         25
Noncontrolling interests                     (59)         (13)                                                   (59)       (13)
                                      --------------------------------------------------------------------------------------------
  Income (loss) from continuing
    operations                             1,827       (1,989)       69       (48)      1,361     (1,986)        397         45
Discontinued operation                      (110)      (9,897)                                                  (110)    (9,897)
                                      --------------------------------------------------------------------------------------------

Net income (loss)                       $  1,717     $(11,886)     $ 69      $(48)    $ 1,361    $(1,986)       $287    $(9,852)
                                      ============================================================================================

Income (loss) per common share
  from continuing operations,
  basic and diluted                     $   0.53     $  (0.57)
Discontinued operation                     (0.03)       (2.88)
                                      ------------------------
  Net income (loss) per common
    share, basic and diluted            $   0.50     $  (3.45)
                                      ========================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                 For the Six Months Ended June 30, 2004 and 2003
               (In thousands of dollars, except per share amounts)

                                          ABI Consolidated          Eliminations           Congoleum          American Biltrite
                                          2004         2003        2004      2003       2004       2003       2004        2003
                                      --------------------------------------------------------------------------------------------
Net sales                               $211,925     $205,446      $  90     $ 18     $114,951   $108,581     $96,884   $ 96,847

Cost of products sold                    150,578      149,153       (138)      23       84,514     83,654      66,202     65,476
Selling, general & administrative
  expenses                                55,538       56,650                           25,001     25,716      30,537     30,934
                                      --------------------------------------------------------------------------------------------
Income (loss) from operations              5,809         (357)       228       (5)       5,436       (789)        145        437

Other (income) expense
    Interest income                          (63)        (150)                              --        (48)        (63)      (102)
    Interest expense                       6,100        5,551                            4,559      4,484       1,541      1,067
    Other (income) expense                  (268)      (1,634)       159       43         (665)      (650)        238     (1,027)
                                      ---------------------------------------------------------------------------------------------
                                           5,769        3,767        159       43        3,894      3,786       1,716        (62)
                                      ---------------------------------------------------------------------------------------------
Income (loss) before taxes and
  other items                                 40       (4,124)        69      (48)       1,542     (4,575)     (1,571)       499

Provision (credit) for income taxes           53          181                              616         --        (563)       181
Noncontrolling interests                     (23)         (90)                                                    (23)       (90)
                                      ---------------------------------------------------------------------------------------------
  Income (loss) from continuing
    operations                               (36)      (4,395)        69      (48)         926     (4,575)     (1,031)       228
Discontinued operation                      (272)     (10,616)                                                   (272)   (10,616)
                                      ---------------------------------------------------------------------------------------------

Net income (loss)                       $   (308)    $(15,011)     $  69     $(48)    $    926  $  (4,575)   $ (1,303)  $(10,388)
                                      =============================================================================================

Loss per common share from
  continuing operations,
  basic and diluted                     $  (0.01)    $  (1.28)
Discontinued operation                     (0.08)       (3.08)
                                      -------------------------
  Net loss per common share,
    basic and diluted                   $  (0.09)    $  (4.36)
                                      =========================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 For the Six Months Ended June 30, 2004 and 2003
                            (In thousands of dollars)

                                                  ABI Consolidated        Eliminations           Congoleum       American Biltrite
                                                  2004       2003        2004      2003       2004      2003      2004       2003
                                                ------------------------------------------------------------------------------------
Operating activities
  Net income (loss)                             $   (308)  $(15,011)     $ 69      $(48)  $    926  $ (4,575)   $(1,303)  $(10,388)
  Net loss from discontinued operation               272     10,616                                                 272     10,616
                                                ------------------------------------------------------------------------------------
  Income (loss) from continuing operations           (36)    (4,395)       69       (48)       926    (4,575)    (1,031)       228
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization                  8,847      8,975                          5,714     5,828      3,133      3,147
    Deferred income taxes                            551         --                            551        --
    Change in operating assets and
    liabilities:
      Accounts and notes receivable              (13,412)    (2,438)       58       586    (10,644)   (1,196)    (2,710)    (1,828)
      Inventories                                 (3,486)    (1,325)      (69)       48      1,804    (3,135)    (5,221)     1,762
      Prepaid expenses and other assets            4,462      4,200                          2,692     2,897      1,770      1,303
      Accounts payable and accrued expenses       22,684    (10,309)      (58)     (586)    20,570    (8,851)     2,056       (872)
      Asbestos-related expenses                   (1,385)    (7,097)                        (1,385)   (7,097)
      Noncontrolling interests                      (192)      (260)                                               (192)      (260)
      Other                                         (921)      (274)                          (336)     (480)      (585)       206
                                                ------------------------------------------------------------------------------------
    Net cash provided (used) by operating
      activities                                  17,112    (12,923)       --        --     19,892   (16,609)    (2,780)     3,686
Investing activities
  Investments in property, plant and
    equipment                                     (2,539)    (4,085)                        (1,355)   (2,469)    (1,184)    (1,616)
  Proceeds from sale of property, plant
    and equipment                                     30         --                             30        --
                                                ------------------------------------------------------------------------------------
    Net cash used by investing activities         (2,509)    (4,085)       --        --     (1,325)   (2,469)    (1,184)    (1,616)
Financing activities
  Net short-term borrowings                        8,067     16,824                          5,030    14,859      3,037      1,965
  Payments on long-term debt                        (647)      (121)                                               (647)      (121)
  Net change in restricted cash                   (2,091)    (2,869)                        (2,091)   (2,869)
  Dividends paid                                      --       (645)                                                          (645)
                                                ------------------------------------------------------------------------------------
    Net cash provided by financing
      activities                                   5,329     13,189        --        --      2,939    11,990      2,390      1,199
Effect of foreign exchange rate
  changes on cash                                    234     (2,082)                                                234     (2,082)
                                                ------------------------------------------------------------------------------------
  Net cash provided (used) by continuing
    operations                                    20,166     (5,901)       --        --     21,506    (7,088)    (1,340)     1,187
  Net cash used by discontinued operations          (293)    (3,430)                                               (293)    (3,430)
Cash and cash equivalents at beginning of
  period                                           3,959     20,160                          2,169    18,277      1,790      1,883
                                                ------------------------------------------------------------------------------------

    Cash and cash equivalents at end
      of period                                 $ 23,832   $ 10,829    $   --    $   --   $ 23,675   $11,189    $   157   $   (360)
                                                ====================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and provisions for discontinued operations) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Historical financial results have been restated to reflect the classification of American Biltrite Inc.'s wholly owned subsidiary, Janus Flooring Corporation ("Janus"), as a discontinued operation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (See Note H).

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") filed for bankruptcy protection on December 31, 2003. The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. As a result, the Company expects to continue to control Congoleum while it is in bankruptcy. Additionally, Congoleum's proposed reorganization plan, which remains subject to Bankruptcy Court approval, anticipates no changes in the equity ownership of Congoleum upon emergence from bankruptcy. There can be no assurance that Congoleum's proposed reorganization plan will not be modified. The Company understands that Congoleum believes that its pre-packaged bankruptcy proceeding could be concluded in a relatively short period of time, possibly by December 31, 2004. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described in Note J, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the United States Bankruptcy Code.

The American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the United States Bankruptcy Code ("the Bankruptcy Code"). Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003. Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, a plan trust established under Section 524(g) of the Bankruptcy Code. Obligations arising post-petition, and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

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

Note B - Recent Accounting Principles

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of FIN 46 and the Revised Interpretation had no impact on the Company's consolidated financial statements.

The Company discloses stock-based compensation information in accordance with FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure -an Amendment of FASB Statement No. 123," and Statement no. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provision of SFAS 123 that permit companies to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based plans under APB 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148.

A reconciliation of net income (loss), as reported, to pro forma net income
(loss) including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted EPS follows (in thousands, except per share data):

                                       Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                        2004       2003       2004       2003
                                      --------   --------   --------   --------
Net income (loss):
  As reported                         $  1,717   $(11,886)  $   (308)  $(15,011)
  Deduct: Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects,
    pro forma                              (17)        (3)       (20)        (6)
                                      --------   --------   --------   --------

  As adjusted                         $  1,700   $(11,889)  $   (328)  $(15,017)
                                      ========   ========   ========   ========

Net income (loss) per share:
  As reported                         $   0.50   $  (3.45)  $  (0.09)  $  (4.36)

  Pro forma compensation expense         (0.01)        --      (0.01)        --
                                      --------   --------   --------   --------

                                      $   0.49   $  (3.45)  $  (0.10)  $  (4.36)
                                      ========   ========   ========   ========

Note C - Inventories

Inventories at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                      June 30,          December 31,
                                        2004               2003
                                      --------          ------------

      Finished goods                   $63,561            $62,072
      Work-in-process                   10,709              7,953
      Raw materials and supplies        10,383             11,455
                                       -------            -------

                                       $84,653            $81,480
                                       =======            =======

Note D - Accrued Expenses

Accrued Expenses at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                           June 30,        December 31,
                                             2004             2003(1)
                                           --------        ------------

      Accrued advertising and sales
        promotions                         $21,937          $19,071
      Employee compensation and
        related benefits                     8,938            7,018
      Warranty                               2,800            2,700
      Interest                                 201            3,879
      Environmental matters                    623            1,559
      Royalties                                818            1,205
      Other                                  8,618            6,246
                                           -------          -------

                                           $43,935          $41,678
                                           =======          =======

(1) Certain amounts included in the above line-item balances at December 31, 2003 have been reclassified as liabilities subject to compromise at June 30, 2004. See Note F.

Note E - Other Liabilities

Other Liabilities at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                           June 30,        December 31,
                                             2004             2003(1)
                                           --------        ------------

      Pension benefits                      $2,247            $26,278
      Environmental remediation and
        product related liabilities          3,854              9,301
      Other postretirement benefits            483              8,517
      Deferred income taxes                  9,856             10,355
      Accrued workers' compensation
        claims                                  --              5,130
      Accrued compensation                      --                370
      Other                                    952              2,175
                                           -------            -------

                                           $17,392            $62,126
                                           =======            =======

(1) Certain amounts included in the above line-item balances at December 31, 2003 have been reclassified as liabilities subject to compromise at June 30, 2004. See Note F.

Note F - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J to the Unaudited Consolidating Condensed Financial Statements), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued interest expense on its 8 5/8 % Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and J to the Unaudited Consolidating Condensed Financial Statements for further discussion of Congoleum's asbestos liability.

Liabilities subject to compromise at June 30, 2004 are as follows (in thousands):

Debt (at face value)                                               $100,000
Pre-petition other payables and accrued interest                      9,587
Pension liability                                                    23,259
Other post-retirement benefit obligation                              8,309
Pre-petition other liabilities                                       11,782
                                                                   --------
                                                                    152,937
Elimination--Payable to American Biltrite                              (186)
                                                                   --------

        Total liabilities subject to compromise                    $152,751
                                                                   ========

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

Note G - Pension Plans

The Company and Congoleum sponsor several noncontributory defined benefit pension plans covering most of their employees. Benefits under the plans are based on years of service and employee compensation. Amounts funded annually by the Company and Congoleum are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. Congoleum also maintains health and life insurance programs for retirees (reflected in the table below under the columns entitled "Other Benefits").

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and six months ended June 30, 2004 and 2003 (in thousands):

                                       Three Months Ended    Three Months Ended
                                          June 30, 2004         June 30, 2003
                                      -------------------   -------------------
                                                  Other                 Other
                                      Pension    Benefits   Pension    Benefits
                                      -------    --------   -------    --------
Components of Net Periodic
  Benefit Cost:
  Service cost                        $   503     $  50     $   463     $  47
  Interest cost                         1,372       140       1,360       137
  Expected return on plan assets       (1,204)       --      (1,012)       --
  Recognized net actuarial loss           (62)       11         (62)        9
  Amortization of transition
    obligation                            (34)       --         (42)       --
  Amortization of prior service
    cost                                  349      (116)        399      (116)
                                      -------     -----     -------     -----

Net periodic benefit cost             $   924     $  85     $ 1,106     $  77
                                      =======     =====     =======     =====

                                       Six Months Ended      Six Months Ended
                                         June 30, 2004         June 30, 2003
                                      -------------------   -------------------
                                                  Other                 Other
                                      Pension    Benefits   Pension    Benefits
                                      -------    --------   -------    --------
Components of Net Periodic
  Benefit Cost:
  Service cost                        $ 1,057     $ 100     $   919     $  94
  Interest cost                         2,804       280       2,709       274
  Expected return on plan assets       (2,425)       --      (2,012)       --
  Recognized net actuarial loss          (123)       22        (124)       18
  Amortization of transition
    obligation                            (69)       --         (82)       --
  Amortization of prior service
    cost                                  749      (232)        798      (232)
                                      -------     -----     -------     -----

Net periodic benefit cost             $ 1,993     $ 170     $ 2,208     $ 154
                                      =======     =====     =======     =====

The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                    Six Months Ended         Six Months Ended
                                      June 30, 2004            June 30, 2003
                                 ----------------------   ----------------------
                                                 Other                   Other
                                   Pension     Benefits     Pension     Benefits
                                 ----------------------   ----------------------

Discount rate                    6.25% - 6.75%   6.75%    6.25% - 6.75%   6.75%
Expected long-term return on
  plan assets                    7.00% - 7.50%    --      7.00% - 7.50%     --

Rate of compensation increase    4.00% - 5.50%    --      4.00% - 5.50%     --

Note H - Discontinued Operation

During 2003, the Company decided to discontinue the operations of its Janus subsidiary, a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.

Note I - Commitments and Contingencies

In the ordinary course of their businesses, the Company and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters, as more fully described below. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

The Company and Congoleum record a liability for environmental remediation claims when it becomes probable that the Company or Congoleum, as applicable, will incur costs relating to a clean-up program or will have to make claim payments and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted to reflect such revisions and progress.

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's consolidated balance sheet. Due to the relative magnitude and wide range of estimates of these liabilities and the fact that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. However, since ABI includes Congoleum in ABI's consolidating financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in ABI's consolidating financial statements.

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,889 pending claims involving approximately 3,382 individuals as of June 30, 2004. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                          Six Months        Year Ended
                                             Ended         December 31,
                                         June 30, 2004         2003
                                         -------------     ------------

      Beginning claims                       1,954               884
      New claims                               267             1,367
      Settlements                              (11)              (14)
      Dismissals                              (321)             (283)
                                           -------            ------

      Ending claims                          1,889             1,954
                                           =======            ======

The total indemnity costs incurred to settle claims during the six months ended June 30, 2004 and twelve months ended December 31, 2003 were $874 thousand and $270 thousand, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's relevant insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $2.6 thousand for the six months ended June 30, 2004 and $900 for the year ended December 31, 2003.

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2003, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2003. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2009 was $10.7 million to $16.0 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $10.7 million in its consolidated financial statements. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $10.7 million at December 31, 2003 and June 30, 2004, which has been included in other assets.

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

ABI reported in its December 31, 2003 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the six month period ended June 30, 2004.

A lawsuit was brought by Olin Corporation ("Olin"), the present owner of a former chemical plant site in Wilmington, Massachusetts (the "Olin Site"), which alleged that ABI and three other named defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site. A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and for approximately one month during 1964 American Biltrite Inc. held title to the property directly.

In 2000, ABI and The Biltrite Corporation ("TBC") entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the Olin Site after January 1, 1999, plus pay an annual reimbursement of $100 thousand for Olin's internal costs until the response is completed. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. As of June 30, 2004, ABI has estimated Olin's total response costs will be in the range of $12.9 million to $25.6 million. As of June 30, 2004, ABI has estimated its potential liability to Olin net of expected recoveries from TBC to be in the range of $1.8 million to $3.5 million excluding the annual reimbursement of $100 thousand for Olin's internal costs and any recoveries from insurance.

The State of Maine Department of Environmental Protection has put the present owner of a former ABI plant on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be approximately $1 million. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of those costs incurred by ABI at this site.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the state supervised sites, the Olin Site and the Maine Site. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1.9 million for past and current environmental claims. One carrier has agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $28 thousand of which was reimbursed through June 30, 2004 and which reimbursement was shared 37.5% with TBC pursuant to the Company's agreement with TBC. ABI and its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of June 30, 2004, the Company has accrued $4.5 million for ABI's estimable and probable amounts for environmental-related contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries relating to those contingencies, net of reimbursements to certain PRP's, for approximately $900 thousand.

In connection with the transfer of ABI's Trenton, NJ tile plant to Congoleum in 1993, the Company signed an administrative consent order whereby the Company has provided a self-guarantee in the amount of $750 thousand to the New Jersey Department of Environmental Protection to assure the funding for any environmental remediation the state may require at that location. Pursuant to the contribution in 1993 of the Company's former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site. The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the financial position of the Company.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. See Note J - "Congoleum Asbestos Liabilities and Reorganization."

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

Congoleum also accrues remediation costs for certain facilities owned by Congoleum on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has self-guaranteed certain remediation funding sources and financial responsibilities. Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, Congoleum, which could have a material adverse effect on the financial position of Congoleum.

Note J - Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., and were commenced in order to resolve Congoleum's asbestos-related liabilities and any future asbestos-related liability that might be asserted against Congoleum. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and, in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. The Bankruptcy Court has approved the disclosure statement and a confirmation hearing is scheduled for October 5, 2004. There can be no assurance that the hearing will not be rescheduled to a later date or that the proposed plan will not be modified. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's pre-packaged plan of reorganization and related matters.

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

As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former tile division operations that it contributed to Congoleum in 1993 not covered by ABI insurance will be channeled to the plan trust established under Section 524(g) of the Bankruptcy Code. ABI and Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250 thousand in cash from ABI and a note from Congoleum in an initial aggregate principal amount of $2.7 million with payment of such note contribution secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. ABI does not expect that Congoleum's note contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The principal amount of the note that Congoleum will contribute to the trust under the proposed plan is expected to be subject to future increase in an amount equal to the amount by which 51% of the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. The adjusted principal amount of the note would be effective as of the measurement date of the adjustment. The proposed pre-packaged plan also provides for a possible additional contribution by ABI to the plan trust in the event ABI sells its interest in Congoleum before the third anniversary of the date as of which the principal amount of the note contributed by Congoleum to the plan trust is measured for purposes of determining whether the principal amount is to be increased. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the note contributed by Congoleum to the plan trust outstanding as of the measurement date for determining whether the principal amount of that note would be increased and after taking into account any such increase in the principal amount.

While Congoleum believes its plan is feasible and in the best interest of all of Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome of Congoleum's pre-packaged Chapter 11 case can be given. Congoleum expects that its remaining costs to confirm and effect its proposed pre-packaged plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $8.4 million at a minimum.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                              2004         2003         2004         2003
                                            --------     --------     --------     --------

Net income (loss)                           $  1,717     $(11,886)    $   (308)    $(15,011)
Foreign currency translation adjustments        (155)       1,432         (408)       2,423
Minimum pension liability adjustment             551           --          551           --
                                            --------     --------     --------     --------

Total comprehensive income (loss)           $  2,113     $(10,454)    $   (165)    $(12,588)
                                            ========     ========     ========     ========

Note L - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

Note M - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division that produces flooring and rubber products. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings, which are sold primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore. The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber, and other industrial products.

                                         Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                         2004          2003          2004          2003
                                      ---------     ---------     ---------     ---------
Net Sales
Net sales to external customers:
    Flooring products                 $  63,084     $  55,014     $ 115,041     $ 108,599
    Tape products                        23,335        20,856        44,353        40,225
    Jewelry                              15,119        16,998        30,873        37,272
    Canadian division                    10,972        10,613        21,658        19,350
                                      ---------     ---------     ---------     ---------
      Total net sales to external
        customers                       112,510       103,481       211,925       205,446
Intersegment net sales:
    Flooring products                        18            13            69            33
    Tape products                            29            39            46            72
    Jewelry                                  --            --            --            --
    Canadian division                     1,713         1,881         2,900         3,863
                                      ---------     ---------     ---------     ---------
      Total intersegment net sales
                                          1,760         1,933         3,015         3,968
Reconciling items
Intersegment net sales                   (1,760)       (1,933)       (3,015)       (3,968)
                                      ---------     ---------     ---------     ---------

Total consolidated net sales          $ 112,510     $ 103,481     $ 211,925     $ 205,446
                                      =========     =========     =========     =========

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                       2004         2003         2004         2003
                                     --------     --------     --------     --------
Segment profit (loss)
    Flooring products                $  1,977     $ (1,986)    $  1,542     $ (4,575)
    Tape products                         111          235          (87)        (200)
    Jewelry                             1,518         (107)         804        1,580
    Canadian division                    (692)          40       (1,143)        (134)
                                     --------     --------     --------     --------
      Total segment profit (loss)       2,914       (1,818)       1,116       (3,329)
                                     --------     --------     --------     --------

Reconciling items
    Corporate items                      (164)         (58)      (1,168)        (748)
    Intercompany profit (loss)            (14)         (75)          92          (47)
                                     --------     --------     --------     --------
      Total consolidated income
         (loss) before income
         taxes and other items       $  2,736     $ (1,951)    $     40     $ (4,124)
                                     ========     ========     ========     ========

                                                    June 30,       December 31,
                                                      2004             2003
                                                   ---------       ------------
Segment assets
    Flooring products                              $ 200,984        $ 175,899
    Tape products                                     56,913           54,415
    Jewelry                                           37,011           37,272
    Canadian division                                 39,429           35,642
                                                   ---------        ---------
      Total segment assets                           334,337          303,228

Reconciling items
    Assets of discontinued operation                   2,656            2,902
    Corporate items                                   23,890           23,257
    Intersegment accounts receivable                 (14,507)          (9,575)
    Intersegment profit in inventory                    (177)            (248)
    Intersegment other asset                            (186)            (186)
                                                   ---------        ---------

      Total consolidated assets                    $ 346,013        $ 319,396
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

On December 31, 2003, the Company's subsidiary Congoleum and two of Congoleum's subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., to resolve claims that have been or might in the future be asserted against Congoleum related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. There can be no assurance that Congoleum's proposed reorganization plan will not be modified. Based on its pre-packaged bankruptcy strategy, which included Congoleum settling certain asbestos claims prior to commencing its Chapter 11 case, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. Congoleum recorded charges of $17.3 million in the fourth quarter of 2002, and an additional charge of $3.7 million in the fourth quarter of 2003, to increase its recorded liability to the estimated minimum cost to complete its plan of reorganization. Actual amounts that will be contributed to the plan trust and costs for obtaining confirmation of and implementing the plan of reorganization could be materially higher, which could have a material effect on ABI's and Congoleum's consolidated results of operations as well as Congoleum's financial position.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.

Due to Congoleum's Chapter 11 proceedings and separate capital structure, the Company believes that presenting ABI and its non-debtor subsidiaries separately from Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

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

Results of Operations

ABI & Non-Debtor Subsidiaries

Net sales for the second quarter of 2004 were $49.4 million compared to $48.5 million in the second quarter of 2004, an increase of $0.9 million or 1.9%. This increase was due to higher revenues realized from sales of paper, film, and HVAC products at the Tape division and improved revenues from sales of industrial rubber products at the Canadian division, offset by lower jewelry revenues generated at K&M. Tape and Canadian division revenues increased principally as a result of the strengthening economy, while the decline in jewelry revenues was primarily due to the timing of back-to-school program shipments, which, in 2003, took place in the second quarter but, in 2004, will occur in the third quarter, and reduced service revenues. Net sales for the first six months of 2004 were $96.9, up $0.1 million from the first half of 2003, as improved sales at the Tape division were largely offset by lower jewelry revenues from sales at K&M.

Cost of products sold as a percentage of net sales was 67.4% in the second quarter of 2004 compared to 68.4% in the second quarter of 2003. This improvement was primarily due to improved margins in the Jewelry business as a result of reduced provisions for inventory shrinkage, better sourcing, and lower costs for fixtures. Gross profit margins also improved slightly at the Tape division as efficiency from increased volumes offset inflation of raw materials, while gross margins narrowed at the Canadian division due to higher raw material costs. For the six months ended June 30, 2004, cost of products sold as a percentage of net sales was 68.3% compared with 67.6% during the same period one year earlier. This increase was principally due to increased costs for raw materials at the Tape and Canadian divisions, together with a lower proportion of jewelry revenues generated at K&M, which have higher gross margins than the other segments' sales, in the sales mix for the first half of 2004 versus 2003.

Selling, general and administrative expenses in the second quarter of 2004 were $14.6 million, a decrease of 5.4% or $0.8 million compared with the second quarter of 2003. This decrease was primarily due to reduced expenses associated with lower jewelry service revenues at K&M. Selling, general and administrative expenses as a percentage of net sales in the second quarter of 2004 were 29.5%, down from 31.8% in the second quarter of 2003, as expenses were reduced despite the increase in sales. For the six months ended June 30, 2004, selling, general and administrative expenses as a percentage of net sales were 31.5%, down from 31.9% in the first half of 2003, also reflecting the reduced expenses despite a slight overall sales increase.

Interest expense for the second quarter of 2004 was $0.8 million compared to $0.5 million in the second quarter of 2003. For the six months ended June 30, 2004 and 2003, interest expense was $1.5 million and $1.1 million, respectively. The increase in interest expense for the three and six month periods of 2004 versus 2003 was due to higher interest rates on certain of the Company's borrowings and the interest on borrowings related to Janus, which are included in loss of discontinued operation in 2003 but in interest expense of continuing operations in 2004.

Other expense was $0.1 million for the second quarter of 2004 compared to other income of $0.6 million for the same quarter of 2003. For the six months ended June 30, 2004, other expense was $0.2 million versus other income of $1.0 million for the six months ended June 30, 2003. The increase in other expense for the three and six month periods of 2004 versus 2003 was primarily due to unfavorable changes in foreign exchange.

The income from continuing operations in the second quarter of 2004 was $397 thousand compared to income from continuing operations of $45 thousand in the corresponding prior year period due to improved operating results largely offset by unfavorable foreign exchange conversion rates and higher interest and income tax expenses. The loss from continuing operations for the six months ended June 30, 2004 was $1.0 million compared to income of $228 thousand for the same period last year. The change from income last year to a loss this year is due primarily to unfavorable foreign exchange rates and higher interest expense, partially offset by a benefit from income taxes.

Congoleum

Net sales for the quarter ended June 30, 2004 were $63.0 million as compared to $55.0 million for the quarter ended June 30, 2003, an increase of $8.0 million or 14.5%. The increase resulted primarily from improvements in sales to the manufactured housing industry coupled with higher resilient sheet sales reflecting initial distributor inventory shipments of a new product introduction and an inventory build by Congoleum's largest distributor. Year to date net sales for 2004 totaled $115.0 million as compared to $108.6 million for the same period last year, an increase of $6.4 million, or 5.9%. Stronger sales to the manufactured housing industry and increased commercial tile sales accounted for substantially all of the increase partially offset by weaker sales of resilient sheet specials.

Gross profit for the quarter ended June 30, 2004 totaled $16.9 million, or 26.8% of net sales, compared to $12.3 million or 22.3% of net sales for the same period last year. The increase in gross profit reflects the higher sales, an improvement in sales mix and the benefit of cost reduction programs instituted in late 2003 partially offset by higher raw material pricing. Year to date gross profit was $30.4 million, or 26.5% of net sales as compared to $24.9 million or 23.0% of net sales for the same period last year. The increase is the result of the same factors contributing to the second quarter 2004 gross profit improvement. Congoleum expects the higher raw material pricing, experienced in the second quarter, will continue to pressure profit margins during the balance of 2004.

Selling, general and administrative expenses were $13.0 million for the quarter ended June 30, 2004 as compared to $12.5 million for the quarter ended June 30, 2003, an increase of $0.5 million. The increase in expenses reflects higher merchandising and research costs related to the new product introduction and higher medical, pension costs and incentive compensation expenses. As a percent of sales, selling, general and administrative expenses were 20.7% of net sales for the quarter ended June 30, 2004, as compared to 22.8% for the same period last year. Year to date selling, general and administrative expenses totaled $25.0 million down $0.7 million versus the same period for 2003, reflecting savings from workforce reductions and other cost reductions initiated in May and August of 2003. Selling, general and administrative expenses totaled 21.7% of net sales for the first half of 2004 as compared to 23.7% for the same period in the prior year.

Income from operations was $3.9 million for the quarter ended June 30, 2004 compared to a loss of $0.3 million for the quarter ended June 30, 2003. The improvement in operating income reflected the higher gross profit partially offset by higher selling, general and administrative expenses. Year to date income from operations for 2004 totaled $5.4 million, versus a loss of $0.8 million for the same period last year resulting from higher gross margins and lower selling, general and administrative expenses.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, declined $1.6 million in the first six months of 2004 to $0.2 million. Cash used by operating activities, principally for seasonal working capital increases, were financed with short term borrowings. Working capital at June 30, 2004 was $14.2 million, up from $13.5 million at December 31, 2003. The ratio of current assets to current liabilities at June 30, 2004 was 1.23, essentially the same as at December 31, 2003.

Capital expenditures in the first six months of 2004 were $1.2 million compared to $1.6 million for the first six months of 2003. It is anticipated that capital spending for the full year 2004 will be between $3 million and $4 million.

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

Cash requirements for capital expenditures, working capital, debt service, and any share repurchases are expected to be financed from operating activities and borrowings under existing bank lines of credit. As of June 30, 2004, approximately $27.8 million in the aggregate was available for borrowing by the Company under its bank lines of credit subject to the value from time to time of the collateral securing outstanding borrowings under those lines of credit. At June 30, 2004, $10.9 million was outstanding under revolving credit lines and $0.8 million was outstanding under letters of credit. An additional $13.1 million was available for borrowing as of that date under the Company's revolving credit lines. The Company believes that its cash flow from operations, expected proceeds from the sale of the Janus assets and borrowings available under its existing bank lines of credit will be adequate for its expected capital expenditure, working capital, and debt service needs, subject to compliance with the covenants contained in its debt agreements referred to below and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on December 31, 2004 on satisfactory terms.

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provides the Company with a revolving credit facility of up to $20 million, including up to $5 million for the issuances of lines of credit. The amounts that the Company can borrow under the Credit Facility are subject to reduction from time to time if the borrowing base is less than $20 million. Interest is payable on amounts borrowed under the Credit Facility at rates which generally vary between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75% depending on the Company's leverage ratio, as determined under the Credit Facility. Certain domestic subsidiaries of the Company have agreed to guarantee the Company's obligations under the Credit Facility. The Credit Facility expires on December 31, 2004.

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Series A Notes"). The Series A Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. Principal on the Senior A Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006. In addition, the Note Agreement provides for possible issuances of additional notes by the Company for up to an aggregate principal amount of $15 million, which additional notes will mature not later than 10 years after the date of issuance and will bear interest at rates to be determined on or about the time of issuance.

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

In the past, the Company has had to amend its credit agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. While the Company was in compliance with the financial covenants contained in the Credit Facility and the Note Agreement as of June 30, 2004, there can be no assurance that it will be able to satisfy all covenants as of September 30, 2004, the next measurement date for determining compliance with those covenants. Furthermore, there can be no assurance that the Company will be able to obtain any amendments to any covenants that might be necessary to enable it to achieve compliance. If it fails to satisfy those covenants it will be in default under the respective debt agreements. Pursuant to the terms of the Credit Facility and the Note Agreement, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If a default occurs, Fleet and Prudential could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from Fleet and Prudential and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, Fleet as administrative agent over the collateral securing the amounts outstanding under the Credit Facility and the Note Agreement, might exercise Fleet's and Prudential's rights over that collateral. Any default by the Company under the Credit Facility or the Note Agreement that results in the Company being required to immediately repay outstanding amounts under its debt agreements would have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, under the Note Agreement, the Company must enter into a definitive commitment by November 14, 2004 to replace or refinance not less than $15 million of the amounts under the Credit Facility on substantially similar terms and with a maturity of not less than one year. Failure to do so would constitute an event of default under the Note Agreement.

As noted above, the Credit Facility and the Note Agreement restrict the Company's ability to obtain additional financing. Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The Company currently believes that its cash flow from operations, expected proceeds from the sale of the Janus assets and borrowings available under its existing credit facilities will be adequate for its expected capital expenditure, working capital and debt service needs, subject to compliance with the covenants contained in its debt agreements and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on December 31, 2004 on satisfactory terms. However, if circumstances change, the inability of the Company to obtain any necessary additional debt financing would likely have a material adverse effect on its business, operations and financial condition.

Under Congoleum's anticipated plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the joint venture agreement relating to the contribution by ABI to Congoleum in 1993 of the Company's tile division, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the plan trust established pursuant to Congoleum's plan by Congoleum under the promissory note expected to be contributed by Congoleum to the plan trust remain outstanding. Instead, those amounts will be held in escrow by the plan trust and be pledged by the Company as collateral securing Congoleum's obligations under that promissory note until released from such escrow and paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the promissory note and the pledge agreement expected to be entered by the Company with regard to the collateral expected to be pledged by the Company to secure Congoleum's obligations under the promissory note. To the extent the amounts that are subject to that escrow are material, that could have a material adverse effect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

In addition, the terms of Congoleum's plan of reorganization are expected to provide that the Company will no longer have certain other rights to receive indemnification under the joint venture agreement or Congoleum's plan of reorganization for asbestos-related property damage claims. To the extent that the Company pays material amounts for asbestos-related property damage claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of Congoleum's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources. Furthermore, to the extent that the amount of any of the Company's indemnity claims against the plan trust established pursuant to Congoleum's plan of reorganization are reduced to an amount less than the corresponding amount paid by the Company pursuant to the distribution procedures under the Company's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources.

The Company has not declared a dividend subsequent to the third quarter of 2003. Future dividends, if any, will be determined by the Company's board of directors based upon the financial performance and capital requirements of the Company, among other considerations. Under the Credit Facility, aggregate dividend payments (since June 30, 2003) are generally limited to 50% of cumulative consolidated net income (computed treating Congoleum under the equity method of accounting), as determined under the Credit Facility, earned after June 30,

2003. Under the Note Agreement, aggregate dividend payments (since December 31,
2000) generally may not exceed the sum of $6 million plus 50% of cumulative consolidated net income (accounting for Congoleum under the equity method of accounting), as determined under the Note Agreement, earned after December 31, 2000.

In addition, under the terms of Congoleum's plan of reorganization, the Company expects to contribute $250 thousand in cash to the plan trust to be established upon confirmation of the Congoleum plan.

Congoleum

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidating condensed financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to the unaudited consolidating condensed financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

Congoleum is a defendant in a large number of asbestos-related lawsuits and, on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes A and J of the notes to the unaudited consolidating condensed financial statements, which are contained in Item 1 of the Quarterly Report on Form 10-Q. These matters have had and will continue to have a material adverse impact on liquidity and capital resources. During 2003, Congoleum paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. During the first six months of 2004, Congoleum spent $1.4 million and during the balance of 2004, expects to spend a further $8.4 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. Actual amounts that will be contributed to the Plan Trust and costs for implementing the Plan of Reorganization could be materially higher. Congoleum also expects to recover $3.6 million from the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents, which provide for the Collateral Trust to reimburse certain expenses of Congoleum. Timing of such recovery will depend on when the trust receives funds from insurance settlements or other sources.

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2004, were $23.7 million, an increase of $21.5 million from December 31, 2003. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash represents funds deposited in this account but not yet applied to the loan balance. Working capital was $41.9 million at June 30, 2004, up from $27.1 million at December 31, 2003. The ratio of current assets to current liabilities at June 30, 2004 was 1.6 to one, compared to 1.5 to one at December 31, 2003. Net cash provided by operations during the first six months of 2004 was $19.9 million, as compared to cash used by operations of $16.6 million in the first six months of 2003. The increase in cash provided by operations in the first six months of 2004 versus the first six months of 2003 was primarily due to the unusually low level of accounts payable and accrued expenses at December 31, 2003. This unusually low level was due to limited manufacturing activity, coupled with creditors managing their pre-petition credit exposure and Congoleum prepaying certain expenses prior to its December 31, 2003 bankruptcy filing. As a result of its bankruptcy filing, Congoleum was not permitted to make the $4.3 million interest payment on its Senior Notes that was due February 1, 2004, which also reduced cash usage in the first half of 2004 compared to 2003. Expenditures related to asbestos liabilities and Congoleum's reorganization plan were $1.4 million in 2004, compared to $4.2 million in 2003, which also contributed to the increase in cash from operations. Capital expenditures in the first six months of 2004 totaled $1.4 million. Congoleum is currently planning capital expenditures of approximately $5 million in 2004.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one-year revolving credit facility with borrowings up to $30 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at June 30, 2004. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2004, based on the level of receivables and inventory, $27.3 million was available under the facility, of which $3.4 million was utilized for outstanding letters of credit and $15.3 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if Congoleum's plan of reorganization is not confirmed by that facility's expiration on December 31, 2004.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (see Note I). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation, which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by, or judgments assessed against, Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although Congoleum did not generate cash from operations in 2003, Congoleum anticipates that it will generate cash from operations in 2004. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its pre-packaged Chapter 11 plan of reorganization. Congoleum's inability to obtain confirmation of the proposed plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements. Congoleum also anticipates it will be able to obtain exit financing upon confirmation of its proposed plan. Such financing will be required to replace its debtor-in-possession credit facility and permit Congoleum to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of the proposed plan of reorganization.

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

There can be no assurance that Congoleum will be successful in obtaining confirmation of Congoleum's pre-packaged plan in a timely manner or at all. Any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court could vary significantly from the description in this report. Furthermore, the estimated costs and contributions required to confirm and to effect the proposed pre-packaged plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. As part of Congoleum's plan, Congoleum would contribute to the plan trust certain of Congoleum's rights to receive insurance proceeds for asbestos liabilities under its applicable insurance policies. Congoleum is currently involved in litigation with certain of its insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters. It is expected that these insurers will continue to vigorously contest any obligation to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities and seek to prevent any contribution by Congoleum of its rights to receive insurance for asbestos matters to the plan trust. There can be no assurance that these insurers will not be successful in these regards. If the insurers are able to successfully refuse an obligation to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities or prevent Congoleum's proposed contribution of its rights to receive insurance proceeds for asbestos matters to the plan trust as part of Congoleum's plan of reorganization, that would have a material adverse effect on Congoleum's ability to obtain approval of its pre-packaged plan of reorganization.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The Company expects to be able to receive insurance proceeds for its asbestos liabilities for the foreseeable future. If, however, it were not able to receive reimbursement from its insurers for the Company's asbestos liabilities and expenses that would likely have a material adverse effect on the Company's financial position.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability by Congoleum pursuing its pre-packaged plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (ii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iii) timely reaching an agreement with other creditors, classes of creditors, or other parties in the Bankruptcy proceeding, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution by Congoleum to the plan trust and pledge by the Company of certain of its assets including the shares of Congoleum stock owned by the Company and certain amounts the Company would otherwise be entitled to receive from Congoleum as indemnification for certain liabilities and expenses relating to the Company's former tile division, in connection with Congoleum's pre-packaged plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the ongoing process arising from the strategy to settle asbestos liability,
(vi) Congoleum's ability to maintain debtor-in-possession financing to provide it with sufficient funding during the pendency of its Chapter 11 case and exit financing to provide it with sufficient funding for its operations after emerging from the bankruptcy process, in each case, on reasonable terms (vii) timely obtaining sufficient creditor and court approval of any reorganization plan (viii) developments in and the outcome of the insurance coverage litigation pending in New Jersey State Court involving Congoleum, the Company and certain insurers and (ix) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation of its proposed pre-packaged plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

There can be no assurances that the Company will be able to meet certain of the financial covenants contained in the Credit Facility and the Note Agreement as of September 30, 2004, the next measurement date for determining compliance with those covenants, or that the Company will be able to obtain any amendments to any covenants that might be necessary to enable it to achieve compliance. Any default by the Company under the Facilities that is not waived would likely have a material adverse effect on its business, operations and financial condition.

Under the terms of the Facilities, the Company's ability to obtain additional debt financing is limited. Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The inability of the Company to obtain any necessary additional debt financing and to replace or refinance the Credit Facility on satisfactory terms would likely have a material adverse effect on its business, operations and financial condition.

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

The Company and its majority-owned subsidiary Congoleum may incur substantial liability for other product and general liability claims.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. In addition, the Company is dependent on foreign suppliers for economical sourcing of its jewelry and certain other goods. Any significant delay in or disruption of the supply of goods (including disruptions resulting from political risks or shipping disruptions) could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse effect on Congoleum's business, results of operations or financial condition and the Company's business and results of operations.

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

The Company and its majority-owned subsidiary Congoleum offer a limited warranty on many of their products against manufacturing defects. In addition, as a part of its efforts to differentiate mid- and high-end products through color, design and other attributes, Congoleum offers enhanced warranties with respect to wear, moisture discoloration and other performance characteristics, which generally increase with the price of such products. If the Company or Congoleum were to incur a significant number of warranty claims, the resulting warranty costs could be substantial.

The Company and its majority-owned subsidiary Congoleum rely on a small number of customers and distributors for a significant portion of their sales or to sell their products.

The Company's tape and flooring divisions principally sell their products through distributors. Sales to five unaffiliated customers have historically accounted for 20% to 25% of the Company's tape division net sales. The loss of the largest unaffiliated customer and/or two or more of the other affiliated customers could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations and financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors have historically accounted for 60% to 65% of Congoleum's net sales.

The Company's subsidiary K&M Associates L.P. sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M Associates L.P.'s customers have historically accounted for 70% to 75% of K&M's net sales. The loss of K&M Associates L.P.'s largest customer would likely have a material adverse effect on the Company's business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of June 30, 2004 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and Asia, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at June 30, 2004, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note I "Commitments and Contingencies" and Note J "Congoleum Asbestos Liabilities and Planned Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payment due February 1, 2004 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on that date is approximately $4.3 million. As of June 30, 2004, the aggregate outstanding principal amount of the Senior Notes is approximately $100 million. These amounts, plus $155,000 of accrued interest on the unpaid interest that was due on February 1, 2004 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidated balance sheet included in this report.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of the Company's stockholders held on May 10, 2004, all director nominees were elected.

        The three Nominees who were elected as Class II Directors will hold office until the annual meeting of stockholders to be held in 2007 and until their successors are duly elected and qualify. The results of the vote for the election of those directors are set forth below.

                                    Number of                        Number of
        Name                        Votes For                    Votes Withheld
        ----                        ---------                    --------------

        John C. Garrels III         2,874,364                          71,631
        James S. Marcus             2,873,714                          72,281
        Roger S. Marcus             2,776,264                         169,731

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.                        Description
----------------------------------------------------------------

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

(b)   Reports on Form 8-K

On May 11, 2004, the Registrant furnished a Current Report on Form 8-K under
Item 12 relating to the Company's press release dated May 10, 2004 announcing its financial results for the three months ended March 31, 2004.

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

                                                AMERICAN BILTRITE INC.
                                                ----------------------
                                                     (Registrant)


Date:   August 12, 2004                  BY:  /s/  Howard N. Feist III
                                              -------------------------
                                              Howard N. Feist III
                                              Vice President-Finance
                                              (Duly Authorized Officer and
                                              Principal Financial and Accounting
                                              Officer)

                                INDEX OF EXHIBITS

Exhibit No.                        Description
----------------------------------------------------------------

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