Form 10-Q
period 2004-09-30
AMERICAN BILTRITE INC
filed 2004-11-12
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2004              Commission File Number 1-4773

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

Title of Each Class                              Outstanding at November 4, 2004
-------------------                              -------------------------------
      Common                                             3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidating Condensed Balance Sheets--Assets as of
                  September 30, 2004 (unaudited) and December 31, 2003 ....... 3

                  Consolidating Condensed Balance Sheets--Liabilities
                  and  Stockholders' Equity as of September 30, 2004
                  (unaudited) and December 31, 2003 .........................  4

                  Consolidating Condensed Statements of Operations
                  for the three months ended September 30, 2004
                  and 2003 (unaudited) ......................................  5

                  Consolidating Condensed Statements of Operations
                  for the nine months ended September 30, 2004 and
                  2003 (unaudited) ..........................................  6

                  Consolidating Condensed Statements of Cash Flows
                  for the nine months ended September 30, 2004 and
                  2003 (unaudited) ..........................................  7

                  Notes to Unaudited Consolidating Condensed Financial
                  Statements ................................................  8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................... 25

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ............................................... 42

         Item 4.  Controls and Procedures ................................... 43


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................... 43

         Item 3.  Defaults Upon Senior Securities ........................... 43

         Item 6.  Exhibits .................................................. 44

         Signature .......................................................... 45

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                 ABI Consolidated          Eliminations             Congoleum           American Biltrite
                              September    December   September    December   September    December   September    December
                              30, 2004     31, 2003   30, 2004     31, 2003   30, 2004     31, 2003   30, 2004     31, 2003
                             ------------------------------------------------------------------------------------------------
                             (Unaudited)             (Unaudited)             (Unaudited)             (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents   $ 28,108     $  3,959                           $ 27,586     $  2,169    $    522    $  1,790
  Restricted cash               18,077        1,757                             18,077        1,757
  Accounts receivable, net      48,340       36,010     $ (95)       $(280)     18,569       13,560      29,866      22,730
  Inventories                   84,781       81,480      (223)        (240)     43,096       44,995      41,908      36,725
  Assets of discontinued
    operation                    2,809        2,902                                                       2,809       2,902
  Deferred income taxes         10,738       11,033                              8,457        8,752       2,281       2,281
  Prepaid expense & other
    current assets              10,633       13,113                              8,089        9,672       2,544       3,441
                             ------------------------------------------------------------------------------------------------
   Total current assets        203,486      150,254      (318)        (520)    123,874       80,905      79,930      69,869

Proper, plant & equipment,
  net                          125,494      134,285                             81,125       87,035      44,369      47,250

Other assets:
  Insurance for
    asbestos-related
    liabilities                 10,700       10,700                                                      10,700      10,700
  Goodwill, net                 11,300       11,300                                                      11,300      11,300
  Other assets                  11,423       13,440      (186)        (186)      7,552        7,959       4,057       5,667
                             ------------------------------------------------------------------------------------------------
                                33,423       35,440      (186)        (186)      7,552        7,959      26,057      27,667
                             ------------------------------------------------------------------------------------------------

Total assets                  $362,403     $319,979     $(504)       $(706)   $212,551     $175,899    $150,356    $144,786
                             ================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                    ABI Consolidated          Eliminations             Congoleum           American Biltrite
                                 September    December   September    December   September    December   September    December
                                 30, 2004     31, 2003   30, 2004     31, 2003   30, 2004     31, 2003   30, 2004     31, 2003
                                ------------------------------------------------------------------------------------------------
                                (Unaudited)             (Unaudited)            (Unaudited)             (Unaudited)
Liabilities
Current liabilities:
  Accounts payable               $ 25,378    $ 13,327    $    (95)   $   (280)   $ 13,534     $  4,544    $ 11,939    $  9,063
  Accrued expenses                 49,371      42,261                              29,555       24,785      19,816      17,476
  Asbestos-related liabilities     21,712       9,819                              21,712        9,819          --          --
  Liabilities of discontinued
    operation                         318         688                                  --           --         318         688
  Deferred income taxes             4,556       4,376                               4,556        4,376          --          --
  Notes payable                    19,379      18,125                               8,638       10,232      10,741       7,893
  Current portion of
    long-term debt                 21,319      21,289                                  --           --      21,319      21,289
                                ------------------------------------------------------------------------------------------------
   Total current liabilities      142,033     109,885         (95)       (280)     77,995       53,756      64,133      56,409

Long-term debt, less current
  portion                           2,943     103,626                                  --       99,773       2,943       3,853
Asbestos-related liabilities       10,700      10,700                                                       10,700      10,700
Other liabilities                  17,435      62,126          --        (186)      3,900       48,147      13,535      14,165
Noncontrolling interests              589         663                                                          589         663
Liabilities subject to
  compromise                      153,618          --        (186)         --     153,804           --
                                ------------------------------------------------------------------------------------------------
                                  327,318     287,000        (281)       (466)    235,699      201,676      91,900      85,790

Stockholders' equity
  Common stock                         46          46         (93)        (93)         93           93          46          46
  Additional paid-in capital       19,548      19,548     (49,105)    (49,105)     49,105       49,105      19,548      19,548
  Retained earnings                48,709      47,573      35,052      35,035     (44,700)     (46,778)     58,357      59,316
  Accumulated other
    comprehensive loss            (18,086)    (19,056)      6,110       6,110     (19,833)     (20,384)     (4,363)     (4,782)
  Less treasury shares            (15,132)    (15,132)      7,813       7,813      (7,813)      (7,813)    (15,132)    (15,132)
                                ------------------------------------------------------------------------------------------------
  Total stockholders' equity       35,085      32,979        (223)       (240)    (23,148)     (25,777)     58,456      58,996
                                ------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity       $362,403    $319,979    $   (504)   $   (706)   $212,551     $175,899    $150,356    $144,786
                                ================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             For the Three Months Ended September 30, 2004 and 2003
               (In thousands of dollars, except per share amounts)

                                   ABI Consolidated         Eliminations            Congoleum         American Biltrite
                                    2004       2003       2004        2003       2004       2003       2004       2003
                                 -----------------------------------------------------------------------------------------

Net sales                         $113,180   $107,825       $ 56       $ (1)    $58,871    $61,139    $54,253    $46,687

Cost of products sold               80,564     78,807         52        (13)     41,812     46,126     38,700     32,694
Selling, general &
  administrative expenses           26,520     26,701                            12,959     13,356     13,561     13,345
                                 -----------------------------------------------------------------------------------------
Income from operations               6,096      2,317          4         12       4,100      1,657      1,992        648
Other (income) expense
   Interest income                     (26)       (21)                              (26)        (7)        --        (14)
   Interest expense                  3,136      2,849                             2,417      2,278        719        571
   Other (income) expense               12       (350)        56         16        (212)      (310)       168        (56)
                                 -----------------------------------------------------------------------------------------
                                     3,122      2,478         56         16       2,179      1,961        887        501
                                 -----------------------------------------------------------------------------------------
Income (loss) before taxes           2,974       (161)       (52)        (4)      1,921       (304)     1,105        147
  and other items

Provision (credit) for income
  taxes                              1,342     (1,562)                              768     (1,584)       574         22
Noncontrolling interests              (118)       (53)                                                   (118)       (53)
                                 -----------------------------------------------------------------------------------------
  Income from continuing
    operations                       1,514      1,348        (52)        (4)      1,153      1,280        413         72
Discontinued operation                 (70)      (922)                                                    (70)      (922)
                                 -----------------------------------------------------------------------------------------

Net income (loss)                 $  1,444   $    426       $(52)      $ (4)    $ 1,153    $ 1,280    $   343    $  (850)
                                 =========================================================================================

Income per common share
  from continuing operations,
  basic and diluted               $   0.44   $   0.39
Discontinued operation               (0.02)     (0.27)
                                 ----------------------
  Net income per common
    share, basic and diluted      $   0.42   $   0.12
                                 ======================
Weighted average number
  of common and equivalent
  shares outstanding
      Basic                          3,442      3,442
                                 ======================
      Diluted                        3,466      3,442
                                 ======================

Dividends declared per common
  share                           $     --   $     --
                                 ======================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003
               (In thousands of dollars, except per share amounts)

                                   ABI Consolidated        Eliminations            Congoleum         American Biltrite
                                   2004        2003       2004       2003       2004       2003       2004        2003
                                ------------------------------------------------------------------------------------------

Net sales                        $325,105    $313,271     $ 146       $ 22    $173,822   $169,715   $151,137    $143,534

Cost of products sold             234,034     231,200       (86)        11     126,326    129,779    107,794     101,410
Selling, general &
  administrative expenses          79,166      80,111                           37,961     39,072     41,205      41,039
                                ------------------------------------------------------------------------------------------
Income from operations             11,905       1,960       232         11       9,535        864      2,138       1,085
Other (income) expense
   Interest income                    (38)       (171)                             (26)       (55)       (12)       (116)
   Interest expense                 9,185       8,386                            6,976      6,748      2,209       1,638
   Other (income) expense            (256)     (1,970)      215         59        (877)      (946)       406      (1,083)
                                ------------------------------------------------------------------------------------------
                                    8,891       6,245       215         59       6,073      5,747      2,603         439
                                ------------------------------------------------------------------------------------------
Income (loss) before taxes
  and other items                   3,014      (4,285)       17        (48)      3,462     (4,883)      (465)        646

Provision (credit) for income
  taxes                             1,395      (1,381)                           1,384     (1,584)        11         203
Noncontrolling interests             (141)       (143)                                                  (141)       (143)
                                ------------------------------------------------------------------------------------------
  Income (loss) from
    continuing operations           1,478      (3,047)       17        (48)      2,078     (3,299)      (617)        300
Discontinued operation               (342)    (11,538)                                                  (342)    (11,538)
                                ------------------------------------------------------------------------------------------

Net income (loss)                $  1,136   $ (14,585)    $  17       $(48)   $  2,078   $ (3,299)  $   (959)   $(11,238)
                                ==========================================================================================

Income (loss) per common
  share from continuing
  operations, basic and
  diluted                        $   0.43    $  (0.89)
Discontinued operation              (0.10)      (3.35)
                                -----------------------
  Net income (loss) per
    common share, basic
    and diluted                  $   0.33    $  (4.24)
                                =======================
Weighted average number of
  common and equivalent
  shares outstanding
      Basic                         3,442       3,442
                                =======================
      Diluted                       3,455       3,442
                                =======================

Dividends declared per
  common share                   $     --    $  0.1875
                                =======================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003
                            (In thousands of dollars)

                                                     ABI Consolidated      Eliminations         Congoleum      American Biltrite
                                                     2004       2003     2004       2003     2004      2003     2004       2003
                                                   -------------------------------------------------------------------------------
Operating activities
  Net income (loss)                                $ 1,136  $(14,585)   $  17      $(48)   $ 2,078  $ (3,299)  $  (959)  $(11,238)
  Net loss from discontinued operation                 342    11,538                                               342     11,538
                                                   --------------------------------------------------------------------------------
    Income (loss) from continuing operations         1,478    (3,047)      17       (48)     2,078    (3,299)     (617)       300
  Adjustments to reconcile net income
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization                   13,246    13,498                         8,545     8,771     4,701      4,727
    Deferred income taxes                              550        --                           550        --
    Loss on disposal of property and equipment         184        --                                               184         --
    Change in operating assets and liabilities:
      Accounts and notes receivable                (12,326)  (4,826)     (282)     (790)    (5,009)   (2,752)   (7,035)    (1,284)
      Inventories                                   (2,984)    6,401      (17)       48      1,899     5,070    (4,866)     1,283
      Prepaid expenses and other assets              6,009     4,482                         3,498     3,615     2,511        867
      Accounts payable and accrued expenses         28,870    (9,529)     282       790     23,516   (10,105)    5,072       (214)
      Asbestos-related expenses                     (4,500)  (11,145)                       (4,500)  (11,145)
      Noncontrolling interests                         (74)      143                                               (74)       143
      Other                                           (155)   (1,150)                          504      (850)     (659)      (300)
                                                   --------------------------------------------------------------------------------
   Net cash provided (used) by operating
     activities                                     30,298    (5,173)      --        --     31,081   (10,695)     (783)     5,522
Investing activities
  Investments in property, plant and equipment      (3,955)   (6,062)                       (2,246)   (3,969)   (1,709)    (2,093)
  Proceeds from sale of property, plant
    and equipment                                       30        --                            30        --
                                                   --------------------------------------------------------------------------------
   Net cash used by investing activities            (3,925)   (6,062)      --        --     (2,216)   (3,969)   (1,709)    (2,093)
Financing activities
  Net short-term borrowings                            982    10,044                        (1,594)    8,497     2,576      1,547
  Payments on long-term debt                          (897)     (865)                                             (897)      (865)
  Net change in restricted cash                     (1,854)   (4,117)                       (1,854)   (4,117)
  Dividends paid                                        --      (645)                                               --       (645)
                                                   --------------------------------------------------------------------------------
    Net cash (used) provided by financing
      activities                                    (1,769)    4,417       --        --     (3,448)    4,380     1,679         37
Effect of foreign exchange rate changes on cash        164    (1,463)                                              164     (1,463)
                                                   --------------------------------------------------------------------------------
  Net cash provided (used) by continuing
    operations                                      24,768    (8,281)      --        --     25,417   (10,284)     (649)     2,003
  Net cash used by discontinued operations            (619)   (2,554)                                             (619)    (2,554)
Cash and cash equivalents at beginning of period     3,959    20,160                         2,169    18,277     1,790      1,883
                                                   --------------------------------------------------------------------------------
   Cash and cash equivalents at end of period      $28,108  $  9,325    $  --      $ --    $27,586  $  7,993   $   522   $  1,332
                                                   ================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and provisions for discontinued operations) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") filed a reorganization plan on December 31, 2003. The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. As a result, the Company expects to continue to control Congoleum while it is in reorganization proceedings. On November 8, 2004, Congoleum filed a modified plan of reorganization, disclosure statement and related documents with the Bankruptcy Court. Although there can be no assurances that the plan will not be modified again or that Congoleum will obtain the necessary acceptances and approvals required for confirmation of the plan, the terms of the plan anticipate no changes in equity ownership of Congoleum upon emergence from reorganization. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

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

The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the United States Bankruptcy Code ("the Bankruptcy Code"). Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003. Pursuant to SOP 90-7, companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, a plan trust established under Section 524(g) of the Bankruptcy Code. Obligations arising post-petition, and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts appearing in the prior period's consolidating condensed financial statements have been reclassified to conform to the current period's presentations.

Note B - Stock Based Compensation

The Company and Congoleum disclose stock-based compensation information in accordance with FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure -an Amendment of FASB Statement No. 123," and Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provision of SFAS 123 that permits companies to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company and Congoleum have elected to continue to account for its stock-based plans under APB 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148.

A reconciliation of consolidated net income (loss), as reported, to pro forma consolidated net income (loss) including compensation expense for the Company's and Congoleum's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted EPS follows (in thousands, except per share data):

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                        2004         2003         2004         2003
                                      --------     --------     --------     --------
Net income (loss):
  As reported                         $  1,444     $    426     $  1,136     $(14,585)
  Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method for
    all awards, net of related tax
    effects                               (101)         (58)        (225)        (168)
                                      --------     --------     --------     --------

  Pro forma                           $  1,343     $    368     $    911     $(14,753)
                                      ========     ========     ========     ========

Net income (loss) per share:
  As reported                         $   0.42     $   0.12     $   0.33     $  (4.24)
  Pro forma compensation expense         (0.03)       (0.01)       (0.07)       (0.05)
                                      --------     --------     --------     --------

  Pro forma                           $   0.39     $   0.11     $   0.26     $  (4.29)
                                      ========     ========     ========     ========

Note C - Inventories

Inventories at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                         September 30,    December 31,
                                             2004            2003
                                         -------------    ------------

           Finished goods                  $63,051         $62,072
           Work-in-process                  10,607           7,953
           Raw materials and supplies       11,123          11,455
                                          --------        --------

                                           $84,781         $81,480
                                          ========        ========

Note D - Accrued Expenses

Accrued Expenses at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                September 30,   December 31,
                                                    2004          2003(1)
                                                -------------   ------------

           Accrued advertising and sales
             promotions                            $22,111         $19,071
           Employee compensation and related
             benefits                               10,763           7,018
           Warranty                                  2,944           2,700
           Interest                                    163           3,879
           Environmental matters                       522           1,559
           Royalties                                 1,255           1,205
           Taxes payable                             3,540              --
           Other                                     8,073           6,829
                                                  --------        --------

                                                   $49,371         $42,261
                                                  ========        ========

(1) Certain amounts included in the above line-item balances at December 31, 2003 have been reclassified as liabilities subject to compromise at September 30, 2004. See Note F.

Note E - Other Liabilities

Other Liabilities at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                September 30,   December 31,
                                                    2004          2003(1)
                                                -------------   ------------

             Pension benefits                      $2,247        $26,278
             Environmental remediation and
               product related liabilities          3,854          9,301
             Other postretirement benefits            464          8,517
             Deferred income taxes                  9,908         10,355
             Accrued workers' compensation
               claims                                  --          5,130
             Accrued compensation                      --            370
             Other                                    962          2,175
                                                 --------       --------

                                                  $17,435        $62,126
                                                 ========       ========

(1) Certain amounts included in the above line-item balances at December 31, 2003 have been reclassified as liabilities subject to compromise at September 30, 2004. See Note F.

Note F - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J to the Unaudited Consolidating Condensed Financial Statements), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and J to the Unaudited Consolidating Condensed Financial Statements for further discussion of Congoleum's asbestos liability.

Liabilities subject to compromise at September 30, 2004 are as follows (in thousands):

Debt (at face value)                                     $100,000
Pre-petition other payables and accrued interest           11,899
Pension liability                                          22,105
Other post-retirement benefit obligation                    8,195
Pre-petition other liabilities                             11,605
                                                       ----------
                                                          153,804
Elimination--Payable to American Biltrite                    (186)
                                                       ----------

      Total liabilities subject to compromise            $153,618
                                                       ==========

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                    Three Months Ended      Three Months Ended
                                    September 30, 2004      September 30, 2003
                                  ----------------------  ----------------------
                                                Other                    Other
                                   Pension     Benefits    Pension     Benefits
                                  ---------   ----------  ---------   ---------
Components of Net Periodic
  Benefit Cost:
  Service cost                    $    500      $   50     $   469       $   47
  Interest cost                      1,402         140       1,369          137
  Expected return on plan
    assets                          (1,210)         --      (1,024)          --
  Recognized net actuarial loss        (61)         11         (61)           9
  Amortization of transition
    obligation                         (35)         --         (44)          --
  Amortization of prior
    service cost                       349        (116)        399         (116)
                                  --------    --------    --------      -------

Net periodic benefit cost         $    945      $   85     $ 1,108       $   77
                                  ========    ========    ========      =======

                                    Nine Months Ended       Nine Months Ended
                                    September 30, 2004      September 30, 2003
                                  ---------------------   ----------------------
                                               Other                     Other
                                   Pension    Benefits     Pension     Benefits
                                  ---------  ----------   ---------   ---------
Components of Net Periodic
  Benefit Cost:
  Service cost                     $ 1,556      $ 150      $ 1,388        $ 141
  Interest cost                      4,206        420        4,079          411
  Expected return on plan
    assets                          (3,636)        --       (3,035)          --
  Recognized net actuarial loss       (183)        33         (185)          27
  Amortization of transition
    obligation                        (104)        --         (126)          --
  Amortization of prior
    service cost                     1,098       (348)       1,196         (348)
                                  --------    -------      -------       ------

Net periodic benefit cost          $ 2,937      $ 255      $ 3,317        $ 231
                                  ========    =======      =======       ======

The weighted average assumptions used to determine net periodic benefit cost were as follows:

                                   Nine Months Ended        Nine Months Ended
                                  September 30, 2004        September 30, 2003
                               ------------------------  -----------------------
                                                Other                    Other
                                  Pension      Benefits    Pension      Benefits
                               ------------------------  -----------------------

Discount rate                  6.25% - 6.75%    6.75%    6.25% - 6.75%    6.75%
Expected long-term return on
  plan assets                  7.00% - 7.50%      --     7.00% - 7.50%      --
Rate of compensation increase  4.00% - 5.50%      --     4.00% - 5.50%      --

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,895 pending claims involving approximately 3,429 individuals as of September 30, 2004. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                           Nine Months
                                              Ended        Year Ended
                                          September 30,   December 31,
                                              2004            2003
                                          --------------  -------------

             Beginning claims                 1,954             884
             New claims                         455           1,367
             Settlements                        (14)            (14)
             Dismissals                        (500)           (283)
                                            -------         -------

             Ending claims                    1,895           1,954
                                            =======         =======

The total indemnity costs incurred to settle claims during the nine months ended September 30, 2004 and twelve months ended December 31, 2003 were $952,000 and $270,000, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's relevant insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $1,900 for the nine months ended September 30, 2004 and $900 for the year ended December 31, 2003.

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2003, the Company engaged an outside actuary to assist it in developing estimates of the Company's liability for resolving asbestos claims at December 31, 2003. The actuary estimated the range of liability for settlement of current claims pending and claims anticipated to be filed through 2009 was $10.7 million to $16.0 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $10.7 million in its consolidated financial statements. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $10.7 million at December 31, 2003 and September 30, 2004, which has been included in other assets.

Due to the numerous variables and uncertainties, including the effect of Congoleum's Chapter 11 case and proposed plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for asbestos-related claims against the Company (not including claims asserted against Congoleum) beyond a five year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The Company anticipates that resolution of its asbestos related liabilities resulting from Congoleum's anticipated plan will be limited to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its December 31, 2003 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the nine month period ended September 30, 2004.

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

In 2000, ABI and The Biltrite Corporation ("TBC") entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the Olin Site after January 1, 1999, plus pay an annual reimbursement of $100,000 for Olin's internal costs as long as Olin is actively working on remediating the site. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. ABI has estimated Olin's total future response costs at September 30, 2004 will be in the range of $12.3 million to $25.0 million. As of September 30, 2004, ABI has estimated its potential liability to Olin net of expected recoveries from TBC to be in the range of $1.7 million to $3.4 million excluding the $100,000 annual reimbursement for Olin's internal costs and any recoveries from insurance.

The State of Maine Department of Environmental Protection has put the present owner of a former ABI plant on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be approximately $1 million. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs incurred by ABI at this site.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the state supervised sites, the Olin Site and the Maine Site. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1.9 million for past and current environmental claims. One carrier has also agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site. ABI and certain other insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of September 30, 2004, the Company has accrued $4.4 million for ABI's estimable and probable amounts for environmental-related contingencies described above. Additionally, the Company has recorded an asset related to insurance recoveries relating to those contingencies, net of reimbursements to certain PRP's, for $875,000.

In connection with the transfer of ABI's Trenton, NJ tile plant to Congoleum in 1993, the Company signed an administrative consent order whereby the Company has provided a self-guarantee in the amount of $750,000 to the New Jersey Department of Environmental Protection to assure the funding for any environmental remediation the state may require at that location. Pursuant to the contribution in 1993 of the Company's former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site. The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. See Note J - "Congoleum Asbestos Liabilities and Reorganization."

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings in which Congoleum is a named PRP currently relate to eight disposal sites in New Jersey, Pennsylvania and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those other sites depends on many factors, including the volume of material contributed to the site by Congoleum, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable by Congoleum from relevant insurance policies. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

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

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, Congoleum, which could have a material adverse effect on the financial position, results of operation and cash flows of Congoleum.

Note J - Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., and were commenced in order to resolve Congoleum's asbestos-related liabilities and any future asbestos-related liability that might be asserted against Congoleum. On November 8, 2004, Congoleum filed a modified plan of reorganization, disclosure statement and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Creditors' Committee, the Future Claimants' representative, and other asbestos claimant representatives. The Bankruptcy Court has scheduled a hearing on the disclosure statement and voting procedures for December 9, 2004. As a result of the modifications to the plan, Congoleum will resolicit required acceptances of the plan, as modified, from Congoleum's current known asbestos claimants and others entitled to vote on the plan. There can be no assurances that the hearing will not be rescheduled, that the plan will not be modified again or that Congoleum will obtain the necessary acceptances and approvals required for confirmation of the plan. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities. Certain insurance carriers filed various objections to Congoleum's previous plan of reorganization and related matters, and there can be no assurances that certain insurance carriers will not file objections to the most recently filed plan of reorganization.

The proposed plan and collateral trust agreement, as modified, will obligate Congoleum, together with the plan trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the collateral trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and plan trust agreement at $3 million. In addition, the plan modifications further obligate Congoleum to fund any actual costs in excess of $2 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

The proposed plan, if confirmed, would leave most of Congoleum's non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The plan of reorganization would provide for, among other things, an assignment of, or grant a security interest in, certain rights in, and proceeds of, Congoleum's applicable insurance to a plan trust established under Section 524(g) of the Bankruptcy Code that would fund distributions to pending and future asbestos claimants and provide for the issuance of an injunction that would protect Congoleum from all future asbestos-related litigation and liabilities by channeling all current and future asbestos claims to the plan trust. Congoleum's general unsecured creditors would be unimpaired under the plan.

As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former tile division operations that it contributed to Congoleum in 1993 not covered by ABI insurance will be channeled to the plan trust established under Section 524(g) of the Bankruptcy Code. ABI and Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250,000 in cash from ABI and a note from Congoleum in an initial aggregate principal amount of $2.7 million with payment of such note contribution secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. ABI does not expect that Congoleum's note contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The principal amount of the note that Congoleum would contribute to the trust under the proposed plan is expected to be subject to future increase in an amount equal to the amount by which 51% of the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated based on the excess of 51% of the equity value of Congoleum over $2.7 million during the 90 consecutive day trading period ended September 30, 2004, the resulting adjustment amount would be $11 million. The adjusted principal amount of the note would be effective as of the measurement date of the adjustment. The proposed plan also provides for a possible additional contribution by ABI to the plan trust in the event ABI sells its interest in Congoleum before the third anniversary of the date as of which the principal amount of the note contributed by Congoleum to the plan trust is measured for purposes of determining whether the principal amount is to be increased. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the note contributed by Congoleum to the plan trust outstanding as of the measurement date for determining whether the principal amount of that note would be increased and after taking into account any such increase in the principal amount.

While Congoleum believes its plan is feasible and in the best interest of all of Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome of Congoleum's Chapter 11 case can be given. Congoleum expects that its remaining costs to confirm and effect its proposed plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $7.2 million at a minimum and could be materially higher.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                          2004        2003         2004        2003
                                        --------    --------     --------    --------

Net income (loss)                       $  1,444    $    426     $  1,136    $(14,585)
Foreign currency translation
  adjustments                                827        (223)         419       2,200
Minimum pension liability adjustment          --          --          551          --
                                        --------    --------     --------    --------

Total comprehensive income (loss)       $  2,271    $    203     $  2,106    $(12,385)
                                        ========    ========     ========    ========

Note L - Earnings (Loss) Per Share

Basic and diluted earnings per share are computed in accordance with FASB Statement No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

Note M - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry and a Canadian division that produces flooring and rubber products. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings, which are sold primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape products segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore. The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber and other industrial products.

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                        2004          2003          2004          2003
                                     ---------     ---------     ---------     ---------
Net Sales
Net sales to external customers:
   Flooring products                 $  58,927     $  61,139     $ 173,968     $ 169,737
   Tape products                        20,569        20,676        64,922        60,902
   Jewelry                              22,714        16,259        53,587        53,531
   Canadian division                    10,970         9,751        32,628        29,101
                                     ---------     ---------     ---------     ---------
     Total net sales to
       external customers              113,180       107,825       325,105       313,271
Intersegment net sales:
   Flooring products                        --             4            69            37
   Tape products                            46             2            92            74
   Jewelry                                  --            --            --            --
   Canadian division                     1,728         1,193         4,628         5,056
                                     ---------     ---------     ---------     ---------
     Total intersegment net sales        1,774         1,199         4,789         5,167
Reconciling items
Intersegment net sales                  (1,774)       (1,199)       (4,789)       (5,167)
                                     ---------     ---------     ---------     ---------

Total consolidated net sales         $ 113,180     $ 107,825     $ 325,105     $ 313,271
                                     =========     =========     =========     =========

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                        2004          2003          2004          2003
                                     ---------     ---------     ---------     ---------
Segment profit (loss)
   Flooring products                 $   1,921     $    (304)    $   3,462     $  (4,883)
   Tape products                           (57)          321          (144)          121
   Jewelry                               2,700         1,005         3,505         2,585
   Canadian division                      (255)         (684)       (1,398)         (818)
                                     ---------     ---------     ---------     ---------
     Total segment profit (loss)         4,309           338         5,425        (2,995)
                                     ---------     ---------     ---------     ---------

Reconciling items
   Corporate items                      (1,276)         (496)       (2,444)       (1,244)
   Intercompany profit (loss)              (59)           (3)           33           (46)
                                     ---------     ---------     ---------     ---------
     Total consolidated income
       (loss) before income
       taxes and other items         $   2,974     $    (161)    $   3,014     $  (4,285)
                                     =========     =========     =========     =========

                                        September 30,    December 31,
                                             2004            2003
                                        -------------    ------------
Segment assets
   Flooring products                       $212,551         $175,899
   Tape products                             56,036           54,415
   Jewelry                                   43,874           37,272
   Canadian division                         39,221           35,642
                                          ---------        ---------
     Total segment assets                   351,682          303,228

Reconciling items
   Assets of discontinued operation           2,809            2,902
   Corporate items                           24,214           23,858
   Intersegment accounts receivable         (15,881)          (9,575)
   Intersegment profit in inventory            (235)            (248)
   Intersegment other asset                    (186)            (186)
                                          ---------        ---------

     Total consolidated assets             $362,403         $319,979
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

On December 31, 2003, the Company's subsidiary Congoleum and two of Congoleum's subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., to resolve claims that have been or might in the future be asserted against Congoleum related to the use of asbestos in its products decades ago. On November 8, 2004, Congoleum filed a modified plan of reorganization, disclosure statement and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Creditors' Committee, the Future Claimants representative, and other asbestos claimant representatives. The Bankruptcy Court has scheduled a hearing on the disclosure statement and voting procedures for December 9, 2004. As a result of the modifications to the plan, Congoleum will resolicit required acceptances of the plan, as modified, from Congoleum's current known asbestos claimants and others entitled to vote on the plan. There can be no assurances that the hearing will not be rescheduled, that the plan will not be modified again or that Congoleum will obtain the necessary acceptances and approvals required for confirmation of the plan. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities. Certain insurance carriers filed various objections to Congoleum's previous plan of reorganization and related matters, and there can be no assurances that certain insurance carriers will not file objections to the most recently filed plan of reorganization.

The proposed plan and collateral trust agreement, as modified, will obligate Congoleum, together with the plan trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the collateral trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and plan trust agreement at $3 million. In addition, the plan modifications further obligate Congoleum to fund any actual costs in excess of $2 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

Based on its reorganization strategy, which included Congoleum settling certain asbestos claims prior to commencing its Chapter 11 case, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the

Bankruptcy Code. Congoleum recorded charges of $17.3 million in the fourth quarter of 2002, and an additional charge of $3.7 million in the fourth quarter of 2003, to increase its recorded liability to the estimated minimum cost to complete its plan of reorganization. Congoleum expects that its remaining costs to confirm and effect its proposed plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $7.2 million at a minimum. Actual amounts that will be contributed to the plan trust and costs for obtaining confirmation of and implementing the plan of reorganization could be materially higher, which could have a material effect on ABI's and Congoleum's consolidated results of operations as well as Congoleum's financial position.

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

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidating financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

ABI & Non-Debtor Subsidiaries

Net sales for the third quarter of 2004 were $54.3 million compared to $46.7 million in the third quarter of 2004, an increase of $7.6 million or 16.3%. This increase was primarily due to a 39.7% increase in Jewelry division sales resulting from the successful introduction of new licensed products as well as higher sales of basic product lines. Canadian division sales increased by 12.5% due to improved sales of industrial products and foreign currency translation gains resulting from the stronger Canadian dollar, while Tape division sales were essentially level with year earlier levels. Net sales for the first nine months of 2004 were $151.1 million, up $7.6 million or 5.3% from the first nine months of 2003. This increase is primarily due to higher Tape division sales in the first half of 2004 as end user market conditions improved, together with higher Canadian division sales, principally resulting from foreign currency translation gains.

Cost of products sold as a percentage of net sales was 71.3% in the third quarter of 2004 compared to 70.0% in the third quarter of 2003. The increase in cost of products sold is primarily due to increases in costs at the Jewelry and Tape divisions, partially offset by lower costs at the Canadian division. Costs for Jewelry products have increased due to a higher cost product mix. This in turn is partly due to more licensed brand name products, whose costs include royalties, in the sales mix. Both the Tape and Canadian operations experienced significant increases in raw material costs in the third quarter, but these were more than offset at the Canadian division by improved efficiency due to higher production levels. The Tape and Canadian divisions are likely to face continued margin pressure from higher raw material costs, as it may be difficult to institute price increases sufficient to fully offset these higher costs. For the nine months ended September 30, 2004, cost of products sold as a percentage of net sales was 71.3% compared with 70.7% during the same period one year earlier. The year-to-date increase in cost of products sold percentage is primarily due to royalties and product mix at the Jewelry division.

Selling, general and administrative expenses in the third quarter of 2004 were $13.6 million, an increase of 1.6% or $0.2 million compared with the third quarter of 2003. This increase was due primarily to higher Corporate expenses for legal and accounting fees and borrowing costs. As a percentage of net sales, selling, general and administrative expenses were 25.0% for the third quarter of 2004 compared to 28.6% of net sales for the same quarter last year, primarily as a result of the increase in sales. For the nine months ended September 30, 2004, selling, general and administrative expenses as a percentage of net sales were 27.3%, down from 28.6% in the first nine months of 2003, also reflecting the sales increase.

Interest expense for the third quarter of 2004 was $719,000 compared to $571,000 in the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, interest expense was $2.2 million and $1.6 million, respectively. The increase in interest expense for the three and nine month periods of 2004 versus 2003 was due to higher interest rates on certain of the Company's borrowings and the interest on borrowings related to the discontinued Janus business, which are included in loss of discontinued operation in 2003 but in interest expense of continuing operations in 2004.

Other expense was $168,000 for the third quarter of 2004 compared to other income of $56,000 for the same quarter of 2003. For the nine months ended September 30, 2004, other expense was $406,000 versus other income of $1.1 million for the nine months ended September 30, 2003. The increase in other expense for the three and nine month periods of 2004 versus 2003 was primarily due to unfavorable changes in foreign exchange rates.

Income from continuing operations in the third quarter of 2004 was $413,000 compared to income from continuing operations of $72,000 in the corresponding prior year period due to improved operating results largely offset by unfavorable foreign exchange conversion rates and higher interest and income tax expenses. The loss from continuing operations for the nine months ended September 30, 2004 was $617,000 compared to income of $300,000 for the same period last year. The change from income last year to a loss this year is due primarily to unfavorable foreign exchange rates and higher interest expense, partially offset by a benefit from income taxes.

Congoleum

Net sales for the quarter ended September 30, 2004 were $58.9 million as compared to $61.1 million for the quarter ended September 30, 2003, a decrease of $2.2 million or 3.6%. The decrease in sales resulted primarily from lower sales into the manufactured housing industry coupled with reduced shipments of tile to the mass merchandiser customers. Partially offsetting these declines were improvements in resilient sheet sales reflecting a new product introduction, Xclusive, and slight sales growth in the Duraproduct category. Year-to-date net sales totaled $173.8 million as compared to $169.7 million for the same period last year, an increase of $4.1 million, or 2.4%. Higher sales to the manufactured housing industry accounted for substantially all the increase.

Gross profit for the quarter ended September 30, 2004 totaled $17.1 million or 29.0% of net sales, compared to $15.0 million, or 24.6% of net sales for the same period last year. The increase in gross profit reflects a sharp improvement in mix resulting from Xclusive, a new sheet product introduction, the impact of selling price increases, and the benefit of cost reduction programs instituted in 2003 partially offset by significantly higher raw material pricing. Year-to-date gross profit was $47.5 million, or 27.3% of net sales compared to $39.9 million, or 23.5% of net sales for the same period last year. The increase in gross profit reflects the higher sales, an improvement in sales mix, and the ongoing benefit of cost reduction programs instituted in late 2003, partially offset by sharply higher raw material costs. Congoleum expects the higher raw material cost trends experienced in the third quarter to continue or even worsen into the fourth quarter and adversely pressure profit margins during the balance of 2004.

Selling, general and administrative expenses were $13.0 million for the quarter ended September 30, 2004 as compared to $13.4 million for the quarter ended September 30, 2003, a decrease of $0.4 million. The decrease in expenses reflects a severance charge taken in the third quarter of 2003 for workforce reductions coupled with lower marketing expenses, partially offset by higher research and development costs and medical and pension expenses. As a percent of net sales, selling, general and administrative expenses were 22.0% of sales for the quarter ended September 30, 2004 compared to 21.8% of sales for the quarter ended September 30, 2003. Year to date selling, general and administrative expenses totaled $38.0 million, down $1.1 million versus the same period last year, reflecting elimination of severance charges incurred in 2003 and lower marketing expenses partially offset by higher research and development related expenses. As a percent of net sales, selling, general and administrative expenses totaled 21.8% for the nine months ended September 30, 2004 compared to 23.0% for the same period last year.

Income from operations was $4.1 million for the quarter ended September 30, 2004 compared to $1.7 million for the same period last year. The improvement in operating income reflects the higher gross profit coupled with lower selling, general and administrative expenses. Year-to-date income from operations totaled $9.5 million as compared to $0.9 million for the same period last year resulting from the improvement in gross profit coupled with lower selling, general and administrative expenses.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, declined $1.3 million in the first nine months of 2004 to $0.5 million. Cash used by operating activities, principally for seasonal working capital increases, were financed with short term borrowings. Working capital at September 30, 2004 was $15.8 million, up from $13.5 million at December 31, 2003. The ratio of current assets to current liabilities at September 30, 2004 was 1.25, essentially the same as at December 31, 2003. Capital expenditures in the first nine months of 2004 were $1.7 million compared to $2.1 million for the first nine months of 2003. It is anticipated that capital spending for the full year 2004 will be between $2 million and $3 million.

The Company has recorded provisions which it believes are adequate for environmental remediation and non-asbestos product-related liabilities, including provisions for testing and potential remediation of conditions at its own facilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of three to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

Cash requirements for capital expenditures, working capital, debt service, and any share repurchases are expected to be financed from operating activities and borrowings under existing bank lines of credit. As of September 30, 2004, approximately $27.8 million in the aggregate was available for borrowing by the Company under its bank lines of credit subject to the value from time to time of the collateral securing outstanding borrowings under those lines of credit. At September 30, 2004, $10.7 million was outstanding under revolving credit lines and $0.8 million was outstanding under letters of credit. An additional $16.3 million was available for borrowing as of that date under the Company's revolving credit lines. The Company believes that its cash flow from operations, expected proceeds from the sale of the Janus assets and borrowings available under its existing bank lines of credit will be adequate for its expected capital expenditure, working capital, and debt service needs, subject to compliance with the covenants contained in its debt agreements referred to below and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on January 1, 2006 on satisfactory terms.

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provides the Company with a revolving credit facility of up to $20 million, including up to $5 million for the issuances of letters of credit. The amounts that the Company can borrow under the Credit Facility are subject to reduction from time to time if the borrowing base is less than $20 million. Interest is payable on amounts borrowed under the Credit Facility at rates which generally vary between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75% depending on the Company's leverage ratio, as determined under the Credit Facility. Certain domestic subsidiaries of the Company have agreed to guarantee the Company's obligations under the Credit Facility. The Credit Facility expires on January 1, 2006.

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

The Company was in compliance with the financial covenants contained in the Credit Facility and the Note Agreement as of September 30, 2004; however, there can be no assurance that it will be able to satisfy all covenants as of December 31, 2004, the next measurement date for determining compliance with those covenants, or on the successive measurement dates thereafter. Furthermore, there can be no assurance that the Company will be able to obtain any amendments to any covenants that might be necessary to enable it to achieve compliance. If it fails to satisfy those covenants it will be in default under the respective debt agreements.

In the past, the Company has had to amend its credit agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. The Company is currently negotiating modifications to financial covenants for 2005 under the Note Agreement to make them comparable to the 2005 financial covenants in the recently amended Credit Facility. While the Company has been successful in such negotiations previously and believes it will be so again, failure to obtain such modifications or to obtain waivers of certain existing financial covenants would likely result in the Company failing to satisfy the financial covenants as currently comprised during the measurement periods in 2005. Such a failure would constitute a default under the Note Agreement.

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

As noted above, the Credit Facility and the Note Agreement restrict the Company's ability to obtain additional financing. Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The Company currently believes that its cash flow from operations, expected proceeds from the sale of the Janus assets and borrowings available under its existing credit facilities will be adequate for its expected capital expenditure, working capital and debt service needs, subject to compliance with the covenants contained in its debt agreements and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on January 1, 2006 on satisfactory terms. However, if circumstances change, the inability of the Company to obtain any necessary additional debt financing would likely have a material adverse effect on its business, operations and financial condition.

Under Congoleum's anticipated plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the joint venture agreement relating to the contribution by ABI to Congoleum in 1993 of the Company's tile division, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the plan trust established pursuant to Congoleum's plan by Congoleum under the promissory note expected to be contributed by Congoleum to the plan trust remain outstanding. Instead, those amounts will be held in escrow by the plan trust and be pledged by the Company as collateral securing Congoleum's obligations under that promissory note until released from such escrow and paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the promissory note and the pledge agreement expected to be entered into by the Company with regard to the collateral expected to be pledged by the Company to secure Congoleum's obligations under the promissory note. To the extent the amounts that are subject to that escrow are material, that could have a material adverse effect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

In addition, the terms of Congoleum's plan of reorganization are expected to provide that the Company will no longer have certain other rights to receive indemnification under the joint venture agreement or Congoleum's plan of reorganization for asbestos-related property damage claims. To the extent that the Company pays material amounts for asbestos-related property damage claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of Congoleum's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources. Furthermore, to the extent that the amount of any of the Company's indemnity claims against the plan trust established pursuant to Congoleum's plan of reorganization are reduced pursuant to the distribution procedures under Congoleum's plan of reorganization to an amount less than the corresponding amount paid by the Company, that could have a material adverse effect on the Company's liquidity and capital resources.

The Company has not declared a dividend subsequent to the third quarter of 2003. Future dividends, if any, will be determined by the Company's board of directors based upon the financial performance and capital requirements of the Company, among other considerations. Under the Credit Facility, aggregate dividend payments (since September 30, 2003) are generally limited to 50% of cumulative consolidated net income (computed treating Congoleum under the equity method of accounting), as determined under the Credit Facility, earned after September 30, 2003. Under the Note Agreement, aggregate dividend payments (since December 31,
2000) generally may not exceed the sum of $6 million plus 50% of cumulative consolidated net income (accounting for Congoleum under the equity method of accounting), as determined under the Note Agreement, earned after December 31, 2000.

In addition, under the terms of Congoleum's plan of reorganization, the Company expects to contribute $250,000 in cash to the plan trust to be established upon confirmation of the Congoleum plan.

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

Congoleum is a defendant in a large number of asbestos-related lawsuits and, on December 31, 2003, filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes A and J of the Notes to Unaudited Consolidating Condensed Financial Statements, which are contained in Item 1 of the Quarterly Report on Form 10-Q. These matters have had and will continue to have a material adverse impact on liquidity and capital resources. During 2003, Congoleum paid $5.3 million in defense and indemnity costs related to asbestos-related claims and $13.5 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. During the first nine months of 2004, Congoleum spent $4.5 million and during the balance of 2004, expects to spend a further $7.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan. Actual amounts that will be contributed to the plan trust and costs for implementing the plan of reorganization could be materially higher. Congoleum also expects to recover $5.5 million from insurance recoveries, the collateral trust or its successor pursuant to terms of the Claimant Agreement and related documents, which provide for the collateral trust to reimburse certain insurance coverage litigation expenses of Congoleum. Timing of such recovery will depend on when insurance recoveries exceed $375 million.

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2004, were $27.6 million, an increase of $25.4 million from December 31, 2003. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance which amounted to $3.6 and $1.8 million at September 30, 2004 and December 31, 2003 respectively, are recorded as restricted cash. Additionally, the $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the collateral trust, is included as restricted cash at September 30, 2004. Working capital was $45.9 million at September 30, 2004, up from $27.1 million at December 31, 2003. The ratio of current assets to current liabilities at September 30, 2004 was 1.6 to one, compared to 1.5 to one at December 31, 2003. Net cash provided by operations during the first nine months of 2004 was $31.1 million, as compared to cash used by operations of $10.7 million in the first nine months of 2003. The increase in cash provided by operations in the first nine months of 2004 versus the first nine months of 2003 was primarily due to the unusually low level of accounts payable and accrued expenses at December 31, 2003. This unusually low level was due to limited manufacturing activity, coupled with creditors managing their pre-petition credit exposure and Congoleum prepaying certain expenses prior to its December 31, 2003 bankruptcy filing. As a result of its bankruptcy filing, Congoleum was not permitted to make the $8.6 million interest payment on its Senior Notes that was due February 1, 2004 and August 1, 2004, respectively, which also reduced cash usage in the first nine months of 2004 compared to 2003. Expenditures related to asbestos liabilities and Congoleum's reorganization plan were $4.5 million in 2004, compared to $11.1 million in 2003, which also contributed to the increase in cash from operations. Capital expenditures in the first nine months of 2004 totaled $2.2 million. Congoleum is currently planning capital expenditures of approximately $5.0 million in 2004.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing provides a one-year revolving credit facility with borrowings up to $30 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum tangible net worth and EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at September 30, 2004. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2004, based on the level of receivables and inventory, $23.1 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $8.6 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed beyond its expiration on December 31, 2004.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (see Note I of the Unaudited Consolidating Condensed Financial Statements). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation, which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by, or judgments assessed against, Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although Congoleum did not generate cash from operations in 2003, Congoleum anticipates that it will generate cash from operations in 2004. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its Chapter 11 plan of reorganization. Congoleum's inability to obtain confirmation of the proposed plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements. Congoleum also anticipates it will be able to obtain exit financing upon confirmation of its proposed plan. Such financing will be required to replace its debtor-in-possession credit facility and permit Congoleum to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of the proposed plan of reorganization.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes A, I and J of the Notes to Unaudited Consolidating Condensed Financial Statements, which are included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos-related personal injury claims, and in light of Congoleum's asbestos liability, Congoleum has filed a Chapter 11 plan of reorganization in Bankruptcy Court. In connection with Congoleum's strategy for resolving its asbestos liability, it previously entered into settlement agreements with various asbestos claimants, which provided for an aggregate settlement value of approximately $491 million. Settlement of this obligation pursuant to the terms of Congoleum's proposed plan is dependent on Bankruptcy Court confirmation of the plan, including determinations by the Bankruptcy Court that, among other things, the plan has satisfied certain criteria under the Bankruptcy Code.

There can be no assurance that Congoleum will be successful in obtaining confirmation of Congoleum's plan in a timely manner or at all. Any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court could vary significantly from the description in this report. Furthermore, the estimated costs and contributions required to confirm and to effect the proposed plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including resolicitation of acceptances of the plan, as modified, from Congoleum's current known asbestos claimants and others entitled to vote on the modified plan, acceptances and Bankruptcy Court approvals. There can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. As part of Congoleum's plan, Congoleum would contribute to the plan trust certain of Congoleum's rights to receive insurance proceeds for asbestos liabilities under its applicable insurance policies. Congoleum is currently involved in litigation with certain of its insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters. It is expected that these insurers will continue to vigorously contest any obligation to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities and seek to prevent any contribution by Congoleum of its rights to receive insurance for asbestos matters to the plan trust. There can be no assurance that these insurers will not be successful in these regards. If the insurers are able to successfully refuse an obligation to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities or prevent Congoleum's proposed contribution of its rights to receive insurance proceeds for asbestos matters to the plan trust as part of Congoleum's plan of reorganization, that would have a material adverse effect on Congoleum's ability to obtain approval of its plan of reorganization.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for its asbestos liabilities for the foreseeable future. If, however, it were not able to receive such coverage from its insurers for the Company's asbestos liabilities and expenses that would likely have a material adverse effect on the Company's financial position.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability by Congoleum pursuing its plan of reorganization bankruptcy filing include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (ii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iii) timely reaching an agreement with other creditors, classes of creditors, or other parties in the Bankruptcy proceeding, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit the contemplated note contribution by Congoleum to the plan trust and pledge by the Company of certain of its assets including the shares of Congoleum stock owned by the Company and certain amounts the Company would otherwise be entitled to receive from Congoleum as indemnification for certain liabilities and expenses relating to the Company's former tile division, in connection with Congoleum's plan of reorganization and to make certain financial covenants in those debt instruments less restrictive, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the ongoing process arising from the strategy to settle asbestos liability, (vi) Congoleum's ability to maintain debtor-in-possession financing to provide it with sufficient funding during the pendency of its Chapter 11 case and exit financing to provide it with sufficient funding for its operations after emerging from the bankruptcy process, in each case, on reasonable terms (vii) timely obtaining sufficient creditor and court approval of any reorganization plan (viii) developments in and the outcome of the insurance coverage litigation pending in New Jersey State Court involving Congoleum, the Company and certain insurers and (ix) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation of its proposed plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know what effects any such legislation, if adopted, may have upon its or Congoleum's businesses, results of operations or financial conditions, or upon any plan of reorganization Congoleum may decide to pursue. To date, Congoleum has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed Chapter 11 plan of reorganization. To the extent any federal legislation is enacted which does not credit Congoleum for amounts paid by Congoleum pursuant to its plan of reorganization or requires the Company or Congoleum to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company or Congoleum's businesses, results of operations and financial conditions.

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

The Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") has a final maturity date of January 1, 2006. In addition, the Company has a debt agreement (the "Note Agreement") with The Prudential Insurance Company of America ("Prudential") that requires the Company to make annual principal payments in the amount of $4 million beginning in 2006. Both agreements require the Company to meet certain financial covenants on a quarterly basis. The Company is currently negotiating modifications to financial covenants for 2005 under the Note Agreement to make them comparable to the 2005 financial covenants in the recently amended Credit Facility. While the Company has been successful in such negotiations previously and believes it will be so again, failure to obtain such modifications or to obtain waivers of certain existing financial covenants would likely result in the Company failing to satisfy the financial covenants as currently comprised during the measurement periods in 2005. Such a failure would constitute a default under the Note Agreement.

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

There can be no assurances that the Company will be able to meet certain of the financial covenants contained in the Credit Facility and the Note Agreement as of December 31, 2004, the next measurement date for determining compliance with those covenants, or on the successive measurement dates thereafter, or that the Company will be able to obtain any amendments to any covenants that might be necessary to enable it to achieve compliance. Any default by the Company under the Facilities that is not waived would likely have a material adverse effect on its business, operations and financial condition.

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

Due to the nature of the Company's and its majority-owned subsidiary Congoleum's businesses and certain of the substances which are or have been used, produced or discharged by them, the Company's and Congoleum's operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations. The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company and Congoleum-owned sites. The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at their facilities and to comply with existing environmental laws. Those amounts may be substantial. Although the Company and Congoleum expect that they would have sufficient resources to fund any such liabilities, there is no certainty that these amounts will not have a material adverse effect on their respective financial positions because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company or Congoleum to modify or curtail their operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design, engineer and manufacture their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. In addition, the Company is dependent on foreign suppliers for economical sourcing of its jewelry and certain other goods. Any significant delay in or disruption of the supply of goods (including disruptions resulting from political risks or shipping disruptions) could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. Recent industry supply conditions for specialty resins used in the production of flooring by Congoleum and the Canadian division have been very tight, despite significant price increases, in part due to a fire at a large resin plant earlier in 2004. Although the Company and Congoleum have not experienced any difficulties obtaining resin, there can be no assurances that they may not have difficulty in the future, particularly if global supply conditions deteriorate. The Company's majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse effect on Congoleum's business, results of operations or financial condition and the Company's business and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on their investments but do not consider this interest rate market risk exposure to be material to their financial condition or results of operations. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of September 30, 2004 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe and Asia, giving rise to exposure to market risks from changes in foreign exchange rates. Foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at September 30, 2004, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows.

Neither the Company nor Congoleum currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage their exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and do not hold any instruments for trading purposes.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note I "Commitments and Contingencies" and Note J "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due February 1 and August 1, 2004 on the Senior Notes. The aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $8.6 million. As of September 30, 2004, the aggregate outstanding principal amount of the Senior Notes is approximately $100 million. These amounts, plus $155,000 of accrued interest on the unpaid interest that was due on February 1 and August 1, 2004 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidated balance sheet included in this report.

Item 6. Exhibits

Exhibit No.           Description
---------------------------------------------------------------------

3.1   I               Restated Certificate of Incorporation

3.2   II              By-Laws, amended and restated as of
                      September 11, 2004

31.1                  Certification of the Principal Executive
                      Officer of the Registrant Pursuant to Rule
                      13a-14(a) and Rule 15d-14(a) of the
                      Securities Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

----------
I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

II Incorporated by reference to the exhibit of the Company's Form 8-K filed on September 14, 2004.

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

                                          AMERICAN BILTRITE INC.
                                          ----------------------
                                               (Registrant)


Date:   November 12, 2004                 BY: /s/ Howard N. Feist III
                                              ------------------------------
                                              Howard N. Feist III
                                              Vice President-Finance
                                              (Duly Authorized Officer and
                                              Principal Financial and Chief
                                              Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.         Description
--------------------------------------------------------------------------------

3.1    I            Restated Certificate of Incorporation

3.2    II           By-Laws, amended and restated as of
                    September 11, 2004

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

II Incorporated by reference to the exhibit of the Company's Form 8-K filed on September 14, 2004.