Form 10-K
period 2004-12-31
AMERICAN BILTRITE INC
filed 2005-03-30
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2004 was $14.1 million.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 15, 2005 was 3,441,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 10, 2005, which will be filed by the registrant within 120 days after December 31, 2004 are incorporated by reference into Part III of Form 10-K. A copy of this document can be obtained at no cost by calling the Company at (781) 237-6655.

Factors That May Affect Future Results

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Registrant's expectations, as of the date of this report, of future events. Except as required by applicable law, the Registrant undertakes no obligation to update any of these forward-looking statements. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Registrant's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Results," and in the Registrant's other filings with the Securities and Exchange Commission.

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

In 1995, ABI acquired a controlling interest in K&M, a designer, supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories throughout the U.S. and Canada. ABI, through wholly-owned subsidiaries, owns an aggregate 94.5% interest (7% as sole general partner and 87.5% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers, specialty stores and department stores.

Congoleum is a leading manufacturer of resilient sheet and tile flooring. In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division"). In 1995, ABI acquired voting control when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder. ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases of Congoleum common stock by ABI. As of December 31, 2004, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Class B common stock represented 69.5% of the equity voting interests of Congoleum. Congoleum is a defendant in a large number of asbestos-related lawsuits. On December 31, 2003, Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code in order to resolve Congoleum's asbestos-related liabilities pursuant to a prepackaged Chapter 11 plan of reorganization filed in the Congoleum Chapter 11 cases. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing beginning April 12, 2005 to consider confirmation of the plan. Congoleum has solicited and received the acceptances necessary for confirmation of its plan. However, there can be no assurance that the confirmation hearing will not be rescheduled to a later date, that the proposed plan of reorganization will not be modified further, that the Bankruptcy Court will confirm and approve the plan, or that the proposed plan, if confirmed, will become effective. Congoleum currently expects that the confirmation hearings will transpire over a number of months. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos-related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. It is expected that these or other insurance carriers will file objections to confirmation of the recently filed modified plan of reorganization. Other parties have also filed or may file various objections to confirmation of Congoleum's plan of reorganization. Under the terms of Congoleum's modified plan of reorganization, if confirmed, ABI would continue to own the shares of Congoleum common stock it currently owns but they would be pledged as collateral for Congoleum's obligations under the promissory note expected to be contributed by Congoleum to the trust to be formed upon confirmation of Congoleum's plan of reorganization. See Notes 1 and 9 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

Outside the United States, the Tape Division operates facilities in Belgium, Italy and Singapore, where bulk tape products are converted into various sizes, a sales and distribution facility in Italy, to enable quicker response to customer demands in the European and Asian markets, and a sales representative office in Shanghai, China. Other international operations include: a wholly-owned Canadian subsidiary, American Biltrite (Canada) Ltd., which produces resilient floor tile, rubber tiles and rolled rubber flooring and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material). ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, sandals and other footwear products under license from ABI. Hulera Sula in turn owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of Hulera Sula. Fomtex, S.A., a Guatemalan corporation 60% owned by Hulera Sula, manufactures foam mattresses, beds and other foam products. In October 2003, ABI discontinued the operations of its wholly owned subsidiary Janus Flooring Corporation ("Janus Flooring"), which manufactured pre-finished hardwood flooring. Results from Janus Flooring, including charges resulting from the shutdown, are being reported as a discontinued operation.

For financial reporting purposes, ABI operates in four industry segments: flooring products, tape products, jewelry and the Canadian division, which produces flooring and rubber products. See Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

      (b) Financial Information about Industry Segments. Business segment information is in Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

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

The products of K&M are sold domestically and in Canada through its own direct sales force and through third-party sales representatives. K&M's business and operations experience seasonal variations. In general, fashion jewelry supply, distribution and service businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M's working capital needs tend to be greatest in the second and third fiscal quarters as it increases production activities in advance of its peak selling season, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

AB Canada's floor tile, rubber products and industrial products are marketed principally through distributors. Seasonal variations in the sales and working capital requirements of this division are not significant.

Congoleum currently sells its products through approximately 17 distributors providing approximately 79 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining a competitive position. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's business, results of operations and financial condition, at least until a suitable replacement is in place. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

Hulera Sula's footwear and foam products are marketed and distributed in certain Central American countries.

Financial information about products that contributed more than 10% of the Company's consolidated revenue during the last three fiscal years is included in
Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

Working Capital and Cash Flow. In general, ABI's working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers. K&M does provide pre-approved allowances in the form of markdowns and return authorizations as required.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Congoleum's typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

In 2005, Congoleum anticipates spending an additional $6.5 million at a minimum to obtain confirmation of its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and $9.3 million in connection with the related insurance coverage litigation, which will have a material impact on its liquidity and cash flow, although Congoleum anticipates that its existing cash (including restricted cash) and credit arrangements should be sufficient to fund these expenditures. In connection with Congoleum's plan of reorganization, ABI expects to spend $1.2 million in 2005, which is not expected to have a material adverse effect on ABI's working capital or cash flow. ABI is generally not otherwise liable for the separate obligations of Congoleum.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Congoleum" in Item 7 below.

Raw Materials. ABI generally designs and engineers its own products. Most of the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources, which is designed to provide continuity of supply for its raw material requirements. Although the Company and Congoleum have generally not had difficulty in obtaining their requirements for these materials, they have occasionally experienced significant price increases for some of these materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to a fire at a large resin plant in 2004. Although the Company and Congoleum have not experienced any significant difficulties obtaining specialty resin, there can be no assurances that they may not have difficulty in the future, particularly if global supply conditions deteriorate. Raw material prices in 2004 increased significantly and are expected to remain high in 2005 and until additional capacity becomes available.

Competition. All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI's tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers. Included among its competitors are 3M, Nitto Permacel, Venture Tape, Ivex and R-Tape. AB Canada's flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada also competes with Armstrong World Industries, Inc., Flexco/Roppe, Nora and Mondo and with other manufacturers of alternate floor covering products. In the rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro, The Biltrite Corporation and West America Rubber Company.

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

Congoleum encounters competition from three other manufacturers in North America and, to a much lesser extent, foreign manufacturers. In the resilient category, Armstrong World Industries, Inc. has the largest market share. Certain of Congoleum's competitors have substantially greater financial and other resources and access to capital than Congoleum.

K&M competes with other companies that make similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing K&M's products and services, customers tend to focus on margin dollars realized from the sales of product and return on inventory investment needed to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, among them are Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Patents and Trademarks. ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB(R) logo, TransferRite(R) and Ideal(R) at the Tape Division, Estrie(R) and AB Colors Plus(R) at AB Canada, and Amtico(R), which is used solely in the Canadian market. K&M also licenses the AK Anne Klein(R), Panama Jack(R), Guess?(R), Bratz(R) and MUDD(R) trademarks as well as certain others. These trademarks are important for the Company in maintaining its competitive position. The Company also believes that patents and know-how play an important role in maintaining competitive position. For example, Congoleum utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

Research and Development. Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $5.8 million, $4.8 million, and $5.1 million, on a consolidated basis for the years ended December 31, 2004, 2003 and 2002, respectively.

Key Customers. For the year ended December 31, 2004, two customers of Congoleum accounted for over 10% of ABI's consolidated net sales. The two customers together accounted for 70% of Congoleum's net sales of $229.5 million. These customers are Congoleum's distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc. No other customer accounted for more than 10% of ABI's consolidated sales.

K&M's largest customer Wal*Mart accounts for 43% of K&M's net sales and 8% of ABI's consolidated net sales, and K&M's top three customers in terms of net sales in 2004 together accounted for 59% of K&M's net sales. The loss of the largest customer would have a material adverse effect on K&M.

Sales to five unaffiliated customers of the Tape Division together constitute approximately 21% of the net sales for the Division. The loss of the largest unaffiliated customer and/or two or more of the other unaffiliated customers could have a significant, adverse effect on the Tape Division's revenue. AB Canada's sales to Congoleum accounted for approximately 13% of AB Canada's net sales in 2004. The loss of Congoleum would have a significant, adverse affect on AB Canada's revenue. See Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 of this report.

Backlog. The dollar amount of backlog of orders believed to be firm as of December 31, 2004 and 2003 was $13.3 million and $12.9 million, respectively. It is anticipated that all of the backlog as of December 31, 2004 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance. Because of the nature of the operations conducted by ABI, ABI's facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at ABI facilities and off-site disposal locations. ABI believes that compliance with existing federal, state, local and foreign provisions will not have a material adverse effect upon its financial position nor does the Company expect to have material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (Legal Proceedings) of this report.

Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility under New Jersey's Environmental Clean-up Responsibility Act, as amended by the New Jersey Industrial Site Recovery Act. Congoleum does not anticipate that the additional costs of these measures will be significant. In connection with the acquisition of the Tile Division, ABI signed a similar consent order with respect to the Trenton tile facility, and Congoleum agreed to be financially responsible for any cleanup measures required. Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and similar state laws. In four instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability and funding exposure in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimated that future costs of the remedy recently selected by the EPA based on engineering estimates would be approximately $11.0 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7% or $0.7 million. The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount, with the balance to be funded by other insurance carriers and Congoleum.

ABI and its subsidiaries, including Congoleum, have historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) below. ABI will continue to be required to expend amounts in the future, due to the nature of past activities at its facilities, to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, however, ABI is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company.

See Item 3 (Legal Proceedings) below for certain additional information regarding environmental matters.

Employees. As of December 31, 2004, ABI and its subsidiaries employed approximately 1,600 people.

      (d) Financial information about foreign and domestic operations and export sales. Financial information concerning foreign and domestic operations is in
Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below. The Company's consolidated export sales from the United States were $23.0 million in 2004, $23.7 million in 2003, and $24.4 million in 2002.

ITEM 2.  PROPERTIES

At December 31, 2004, ABI and its subsidiaries owned ten manufacturing plants and a jewelry distribution center and leased additional office and warehousing space as follows:

                                            Owned
                                              Or          Industry Segment For
Location                   Square Feet      Leased       Which Properties Used
--------------------------------------------------------------------------------

Trenton, NJ                 1,050,000        Owned        Flooring products

Marcus Hook, PA             1,000,000        Owned        Flooring products

Trenton, NJ                   282,000        Owned        Flooring products

Finksburg, MD                 107,000        Owned        Flooring products

Trenton, NJ                   111,000       Leased        Flooring products

Mercerville, NJ                56,000       Leased        Flooring products

Sherbrooke, Quebec            379,000        Owned        Canadian division

Moorestown, NJ                226,000        Owned        Tape products

Lowell, MA                     57,000        Owned        Tape products

Billerica, MA                  30,000       Leased        Tape products

Renaix, Belgium                84,000        Owned        Tape products

Singapore                      32,000        Owned        Tape products

Providence, RI                103,000        Owned        Jewelry products

New York, Qingdoa, China
and Bentonville, Arkansas      11,200       Leased        Jewelry products

Toronto, Ontario              152,000        Owned        Discontinued operation

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than the owned properties in Renaix, Belgium, and Singapore which have mortgages securing outstanding debt in amounts equal to approximately 35% and 57% of the original cost of the property, respectively, and under the terms of the Company's principal credit agreements and facilities, pursuant to which the Company has granted a security interest in the properties in Moorestown, NJ, Lowell, MA and Providence, RI. ABI believes that all of its and its subsidiaries' properties are in good condition and have been well maintained.

It is estimated that during 2004, ABI's and its subsidiaries' plants for the manufacture of floor covering products operated at approximately 95% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 88% of aggregate capacity and the Canadian division operated at approximately 80% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3.  LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency as a Potentially Responsible Party within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, as to four sites in three separate states. In addition, ABI has entered into a settlement agreement that resolved one environmental lawsuit. See Note 8 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

The present owner of a site in Maine formerly owned by ABI has notified ABI that it believes ABI is potentially responsible for response and remediation costs. ABI also is potentially responsible for response and remediation costs as to three state-supervised sites, two sites in Massachusetts, and one in New York. See Note 8 of Notes to the Consolidated Financial Statements included in Item 8 for information about ABI's potential liability at these four sites.

In accordance with SFAS No. 5, Accounting for Contingencies, ABI has recorded a reserve of approximately $3.6 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all four sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,838 pending claims involving approximately 2,928 individuals as of December 31, 2004. These claims relate to products of the Tile Division, which was acquired by Congoleum. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. The Company utilizes an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claims costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, and based upon consultations with third party advisors, the Company believes that five years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2010 was $7,500 to $19,400 as of December 31, 2004. The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $7,500 in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $7,500 at December 31, 2004, which has been included in other assets. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company's accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. It is reasonably possible that the Company will incur charges for resolution of asbestos claims in the future, which could exceed the Company's existing reserves. The Company will continue to vigorously defend itself and believes it has substantial insurance coverage to mitigate future costs related to this matter.

See Note 8 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these claims.

On December 31, 2003, Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., and were commenced in order to resolve Congoleum's asbestos-related liabilities and any future asbestos-related liability that might be asserted against Congoleum. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization and in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the bankruptcy court. On November 8, 2004, Congoleum filed a modified plan of reorganization reflecting the results of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing beginning April 12, 2005 to consider confirmation of the plan. Congoleum has solicited and received the acceptances necessary for confirmation of its plan. See Notes 1, 8 and 9 of Notes to the Consolidated Financial Statements included in Item 8 for information about Congoleum's asbestos liabilities and plan of reorganization.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. See Note 8 of Notes to the Consolidated Financial Statements included in Item 8 for detailed information about these matters.

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

Notes 1, 8 and 9 of Notes to the Consolidated Financial Statements, to the extent addressing matters reportable under this Item 3, are incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock, par value $.01 per share, is traded on the American Stock Exchange (ticker symbol: ABL). At the close of business on March 15, 2005, the closing price of ABI's Common Stock was $12.07 per share and the approximate number of record holders was 325. High and low stock prices for the last two years were:

                                       Sale Prices of Common Shares
                                  2004                               2003
                      ----------------------------------------------------------
Quarter Ended            High             Low           High           Low
--------------------------------------------------------------------------------

March 31                $12.49          $ 7.80         $9.85          $7.00
June 30                  11.70            8.85          7.55           6.35
September 30             12.75            9.20          9.16           6.60
December 31              13.70           11.20          7.70           6.32

No dividends were issued during 2004, and per share cash dividends issued during 2003 were:

Quarter Ended                   2003
------------------------------------

March 31                      $.1250
June 30                        .0625
September 30                      --
December 31                       --
                              ------

                              $.1875
                              ======

Debt agreements that the Company and Congoleum are separately parties to restrict the ability of the Company and Congoleum to declare and pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Congoleum" in Item 7 below. In addition, Congoleum would not be able to declare and pay dividends during the pendency of its Chapter 11 case prior to consummation of its plan of reorganization.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2004.

                                                                                                        Number of
                                                                                                       Securities
                                                                                                        Remaining
                                                    Number of                                         Available for
                                                Securities to Be              Weighted-              Future Issuance
                                                   Issued Upon            Average Exercise            Under Equity
                                                   Exercise of                Price of                Compensation
                                                   Outstanding               Outstanding            Plans (excluding
                                                    Options,                  Options,                 securities
                                                  Warrants and              Warrants and              reflected in
              Plan Category                          Rights                    Rights                  Column (a))
              -------------                      ----------------          ---------------          ----------------
                                                       (a)                       (b)                       (c)

Equity Compensation Plans Approved by
  Security Holders                                   462,500                   $15.52                    70,520

Equity Compensation Plans Not Submitted
  to Security Holders for Approval                    23,500                    13.47                    26,500
                                                 ----------------                                   ----------------

Total                                                486,000                    15.42                    97,020(1)
                                                 ================                                   ================

(1) Includes 70,520 shares of Common Stock available for issuance under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997. In addition to stock options, awards under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock units and other stock awards specified in the Plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards.

On July 1, 1999 the Company established its 1999 Stock Option Plan for Non-Employee Directors (as amended, the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase up to 50,000 shares of Common Stock. The 1999 Plan was not submitted to stockholders for approval. The options granted under the 1999 Plan have ten-year terms and fully vest 6 months from the grant date. The exercise price for each Option is 100% of the fair market value on the date of the grant. As of December 31, 2004 an aggregate of 23,500 shares of common stock were issuable upon the exercise of outstanding Options.

Congoleum maintains separate equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Years Ended December 31
                                                      2004           2003           2002           2001          2000
                                                  -----------------------------------------------------------------------
                                                            (In thousands of dollars, except per share amounts)
Financial Position
   Total assets                                   $  355,285     $  318,933     $  361,870     $  423,918     $  400,887
   Long-term debt(1)                                 124,201        124,915        125,271        126,161        111,107
   Total stockholders' equity                         38,072         32,979         47,538         77,248         79,547

Summary of Operations
   Net sales                                      $  433,869     $  416,569     $  434,495     $  403,509     $  414,096
   Income (loss) before
      income taxes and other items                       808         (9,946)       (11,813)         5,961          2,921
   (Benefit from) provision for
      income taxes                                    (1,681)        (3,323)         1,248          2,345            770
   Noncontrolling interests                             (107)          (174)         6,221            435          3,235
   Income (loss) from continuing
      operations                                       2,382         (6,797)        (6,840)         4,051          5,386
   Discontinued operation (2)                           (429)        (7,361)        (2,073)        (1,235)           (53)
   Cumulative effect of
      accounting change (3)                               --             --         (7,742)            --             --
   Net income (loss)                                   1,953        (14,158)       (16,655)         2,816          5,333

Earnings (Loss) Per Share
   Basic                                          $     0.57     $    (4.11)    $    (4.84)    $     0.82     $     1.52
   Diluted(4)                                           0.54          (4.11)         (4.84)          0.82           1.51
   Cash dividends per common share                        --         0.1875           0.50           0.50           0.50
   Number of shares used in computing
      earnings (loss) per share:
        Basic                                      3,441,551      3,441,551      3,441,562      3,455,134      3,518,107
        Diluted                                    3,458,171      3,441,572      3,441,648      3,455,148      3,537,256

----------
(1) Long-term debt includes Congoleum's $100,000 8 5/8% Senior Notes due 2008. At December 31, 2004, these notes were classified as a liability subject to compromise as a result of Congoleum's Chapter 11 filing. See Notes 5 and 9 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

(2) Historical financial results have been restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(3) Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). In accordance with the provisions of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $7.7 million.

(4) Diluted earnings per share for the year ended December 31, 2004 includes the dilutive effect of Congoleum's stock options during the year. During the years ended December 31, 2003, 2002, 2001 and 2000, Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 2003, Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code in order to resolve Congoleum's asbestos-related liabilities pursuant to a pre-packaged Chapter 11 plan of reorganization filed in the Congoleum Chapter 11 cases. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a hearing beginning April 12, 2005 to consider confirmation of the plan. Congoleum currently expects that the confirmation hearings will transpire over a number of months. Congoleum has solicited and received the acceptances necessary for confirmation of its plan. However, there can be no assurance that the confirmation hearing will not be rescheduled to a later date, that the proposed plan of reorganization will not be modified further, that the Bankruptcy Court will confirm and approve the plan, or that the proposed plan, if confirmed, will become effective. Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos-related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plan of reorganization and related matters. It is expected that these or other insurance carriers will file objections to confirmation of the recently filed modified plan of reorganization. Other parties have also filed or may file various objections to confirmation of Congoleum's plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. Under Congoleum's proposed plan of reorganization, after the establishment of the trust to be established pursuant to the provisions of section 524(g) of the United States Bankruptcy Code upon confirmation of the plan of reorganization (the "Plan Trust"), the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims subject to the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to the Plan Trust.

Based on its proposed plan of reorganization, Congoleum has made provisions in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect the proposed plan to settle asbestos liabilities through a Plan Trust established pursuant to the provisions of
Section 524(g) of the Bankruptcy Code. Congoleum recorded a charge of $17.3 million in the fourth quarter of 2002, an additional $3.7 million in the fourth quarter of 2003, and a further $5.0 million in the fourth quarter of 2004 to provide for the estimated minimum costs of completing its reorganization. ABI also recorded approximately $1.2 million for costs ABI expects to incur in 2005 ($900 thousand) and for its anticipated contribution to the Plan Trust ($250 thousand) in connection with Congoleum's reorganization plan. Actual amounts that will be contributed to the Plan Trust by Congoleum and costs for pursuing and implementing the plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the minimum estimated cost increase.

In addition, ABI is also a defendant in a number of asbestos-related lawsuits in addition to those brought against Congoleum. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this report, which is incorporated herein by reference. These matters could have a material adverse impact on the Company's financial position and results of operations.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

                                         2004               2003                2002
                                      ---------          ---------           ---------

Net sales                             $ 204,219          $ 195,919           $ 197,487
Cost of sales                           147,456            140,839             137,150
                                      ---------          ---------           ---------
Gross profit                             56,763  27.8%      55,080  28.1%       60,337  30.6%
Selling, general & administrative
   expenses                              54,765  26.8%      53,931  27.5%       52,163  26.4%
                                      ---------          ---------           ---------
Operating income                          1,998              1,149               8,174
Interest expense, net                     3,005              2,542               2,321
Other income, net                         1,440              2,083               1,515
                                      ---------          ---------           ---------
Income before taxes and other items         433                690               7,368
Provision for income taxes                  864                551               1,156
Noncontrolling interests                   (107)              (174)               (313)
                                      ---------          ---------           ---------
(Loss) income from continuing
   operations                         $    (538)         $     (35)          $   5,899
                                      =========          =========           =========

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 were $204.2 million, an increase of $8.3 million or 4.2% from sales of $195.9 million in 2003. Tape segment sales increased 5.4% as volume, and to a lesser extent product mix, improved worldwide; sales of paper, film and HVAC products were up while automotive product sales decreased. Canadian segment sales increased as a result of foreign currency translation, and higher industrial product sales offset lower flooring sales. Jewelry segment sales were essentially level as decreased sales to the mass merchandiser channel and lower service revenues were offset by growth with department stores, and specialty and mid-tier retailers.

Gross profit was 27.8% of net sales in 2004 compared to 28.1% in 2003. Gross margins in the Tape segment declined 1.0 point as a percentage of net sales due to higher raw material costs. Canadian segment margins improved 0.5 points as a percentage of net sales as improved manufacturing performance and spending reductions more than offset higher raw material costs. Margins in the jewelry business improved 0.6 points as a percentage of net sales on a more profitable customer mix.

Selling, general and administrative expenses for the year ended December 31, 2004 were $54.8 million, up from $53.9 million in 2003, as a result of higher employee benefit costs, freight and selling expense increases. As a percentage of sales, selling, general and administrative expenses declined from 27.5% of net sales in 2003 to 26.8% of net sales in 2004.

Net interest expense increased from $2.5 million in 2003 to $3.0 million in 2004 due to higher interest rates under certain of the Company's debt agreements.

The effective tax rate in 2004 of 200% arises primarily from combining profitable segments providing for taxes at higher statutory rates with unprofitable segments whose resulting tax benefits are at lower statutory rates. Furthermore, the Canadian division recorded a valuation allowance against deferred tax assets arising from its losses. Future effective tax rates are expected to be closer to statutory rates, but could fluctuate widely depending on the actual and relative results of individual segments, as well as other factors.

The loss from continuing operations was $538 thousand in 2004, compared with $35 thousand in 2003, as improved income from operations was offset by higher interest and taxes and less favorable net foreign exchange gains/losses. The net loss was $1.0 million in 2004 compared with a net loss of $7.4 million in 2003 when the charges related to the closure of the Janus Flooring operations were recognized.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales for the year ended December 31, 2003 were $195.9 million, a decrease of $1.6 million or 0.8% from sales of $197.5 million in 2002. Jewelry segment sales decreased $2.8 million or 3.6% from 2002 due to lower sales to a major mass merchandiser, partly offset by increases in sales to other customers. Tape and Canadian segment sales increased slightly as a result of foreign currency translation; absent the weaker U.S. dollar, these segments would have reported decreases due to the continued weak economic environment in several of their end use markets.

Gross profit was 28.1% of net sales in 2003 compared with 30.6% in 2002. Gross margins in the Tape segment, as a percentage of its net sales, improved 0.7 percentage points due to a more profitable product mix, the weaker dollar, and manufacturing cost improvements. Canadian margins declined 2.6 percentage points as a percentage of net sales principally due to lower volume. Margins in the jewelry business were the same in 2003 as in 2002.

Selling, general and administrative expenses for the year ended December 31, 2003 were $53.9 million, or 27.5% of net sales, up from $52.2 million or 26.4% of net sales in 2002. Selling, general and administrative expenses increased due to higher costs for insurance, employee medical benefits and professional fees as well as the impact of the weaker U.S. dollar on expenses of foreign operations.

Net interest expense increased from $2.3 million in 2002 to $2.5 million in 2003 due to slightly higher average borrowings and higher interest rates under certain of the Company's debt agreements.

The effective tax rate in 2003 was 79.9%. The high effective tax rate in 2003 (relative to statutory rates) was primarily the result of the fact that the Canadian division recorded a valuation allowance against deferred tax assets arising from its losses.

The loss from continuing operations was $35 thousand in 2003, compared with income from continuing operations of $5.9 million in 2002, as a result of the lower profitability of the jewelry business and the loss at the Canadian division. The net loss was $7.4 million in 2003 compared with a net income of $1.9 million in 2002, or net income of $3.8 million before a required accounting change. The lower net income before the required accounting change versus income the previous year was due to the increased loss from discontinued operations in 2003 when the charges related to closure of Janus Flooring were recognized.


Congoleum

                                                2004                  2003                  2002
                                             ---------             ---------             ---------

Net sales                                    $ 229,493             $ 220,706             $ 237,206
Cost of sales                                  167,844               166,864               179,699
                                             ---------             ---------             ---------
Gross profit                                    61,649  26.9%         53,842  24.4%         57,507  24.2%
Selling, general & administrative
  expenses                                      52,925  23.1%         56,911  25.8%         70,119  29.6%
                                             ---------             ---------             ---------
Operating income (loss)                          8,724                (3,069)              (12,612)
Interest expense, net                            9,332                 8,843                 8,112
Other income, net                                1,011                 1,276                 1,543
                                             ---------             ---------             ---------
Income (loss) before taxes                         403               (10,636)              (19,181)
(Benefit from) provision for
  income taxes                                  (2,545)               (3,874)                   92
Cumulative effect of accounting
  change                                            --                    --               (10,523)
                                             ---------             ---------             ---------
Net income (loss)                            $   2,948             $  (6,762)            $ (29,796)
                                             =========             =========             =========

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 totaled $229.5 million as compared to $220.7 million for the year ended December 31, 2003, an increase of $8.8 million or 4%. The increase in sales resulted from improvements in residential sheet sales reflecting the introduction in the second half of 2004 of a new high-end product, Xclusive, continued improvements in sales of the DuraCeramic tile product, higher shipments to the manufactured housing industry, and the effect of a price increase. Partially offsetting these improvements were declines in Do-It-Yourself tile sales to mass merchandisers, lower DuraStone product sales and less demand for residential sheet specials.

Gross profit for the year ended December 31, 2004 totaled $61.6 million, or 26.9% of net sales, compared to $53.8 million or 24.4% of net sales for the year ended December 31, 2003. The increase in gross margins was driven by improvement in product mix, particularly residential sheet, coupled with improved manufacturing efficiencies and the impact of cost reduction programs initiated in the second half of 2003. These factors helped offset sharply higher raw material costs experienced during the second half of the year. The significant raw material inflation experienced in 2004 is expected to continue into 2005 and will reduce profit margins to the extent it cannot be recovered through price increases.

Selling, general and administrative expenses were $52.9 million for the year ended December 31, 2004 as compared to $56.9 million for the year ended December 31, 2003, a decrease of $4.0 million. Selling, general and administrative expenses for 2004 and 2003 included $5.0 million and $3.7 million, respectively, of costs associated with asbestos-related reorganization claims. As a percent of net sales, selling, general and administrative expenses were 23.1% and 25.8% for the years ended December 31, 2004 and 2003, respectively. The lower selling, general and administrative expenses reflect the impact of several cost savings initiatives instituted in the second half of 2003, including workforce reductions, reduced merchandising and sampling expenses, and elimination of trade shows. These initiatives, coupled with further cost reduction steps taken in the fall of 2004, helped offset increased costs in healthcare, pensions and performance related incentive fees.

Congoleum recorded a charge of $5.0 million during the fourth quarter of 2004, included in selling, general, and administrative expenses, to increase its estimated recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2004 represents the minimum estimated cost that Congoleum would incur to resolve its asbestos-related liability through the execution of Congoleum's proposed plan of reorganization. If Congoleum is not successful in obtaining confirmation of its proposed plan of reorganization in a timely manner, actual costs could be significantly higher. The proposed plan also would require Congoleum to make an additional contribution to the Plan Trust one year after confirmation of the plan equal to 51% of any increase in market value of Congoleum's shares at that time over their value on June 6, 2003. For example, if the adjustment amount were calculated for the period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. No provision has been made for the cost of this possible additional contribution, which could be material. Congoleum will adjust its recorded liability should its estimates change. In addition, it is expected that the terms of the Note will require Congoleum to make interest payments prior to such note's maturity date.

Income from operations was $8.7 million for the year ended December 31, 2004 compared to a loss of $3.1 million for the same period in the prior year, an improvement of $11.8 million. This improvement in operating income reflects higher sales and margins coupled with reductions in operating expenses.

Interest income was unchanged at $0.1 million for the years ended December 31, 2004 and 2003, respectively. Interest expense increased from $8.9 million in 2003 to $9.4 million in 2004, primarily reflecting the accrued interest on unpaid Senior Note interest. Due to the Chapter 11 proceedings, Congoleum was precluded from making the interest payments due February 1, 2004 and August 1, 2004 on the Senior Notes.

Congoleum recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This relates primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos related liabilities, which Congoleum has determined may be carried back but were not previously recognized.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

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

Gross profit for the year ended December 31, 2003 totaled $53.8 million, or 24.4% of net sales, compared to $57.5 million, or 24.2% of net sales, for the year ended December 31, 2002. Gross margins improved slightly as improved pricing, manufacturing efficiencies and cost reduction programs helped offset raw material cost increases.

Selling, general and administrative expenses were $56.9 million for the year ended December 31, 2003 as compared to $70.1 million for the year ended December 31, 2002, a decrease of $13.2 million. Selling, general and administrative expenses for 2003 and 2002 included $3.7 million and $17.3 million of costs associated with asbestos-related claims, respectively. As a percent of net sales, selling, general and administrative expenses were 25.8% and 29.6% for the years ended December 31, 2003 and 2002, respectively. During 2003, cost savings initiatives were implemented that helped offset increases in pension, medical and other related costs.

Congoleum recorded a charge of $3.7 million during the fourth quarter of 2003, included in selling, general, and administrative expenses, to increase its recorded liability for resolving asbestos-related claims to the then estimated minimum cost to resolve its asbestos-related liability through the execution of its proposed plan of reorganization.

The loss from operations was $3.1 million for the year ended December 31, 2003 compared to a loss of $12.6 million for the year ended December 31, 2002, an improvement of $9.5 million. This smaller loss from operations was primarily due to the lower asbestos-related charge, offset by lower gross margin dollars.

Interest income declined from $0.3 million in 2002 to $0.1 million in 2003 due to lower average cash equivalent and short-term investment balances. Interest expense increased from $8.4 million in 2002 to $8.9 million in 2003, reflecting increased borrowings under Congoleum's revolving credit agreement.

Congoleum recorded a tax benefit of $3.9 million on a loss before income taxes of $10.6 million in 2003 as a result of utilizing certain loss carry forwards that had previously been fully reserved.

Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries

At December 31, 2004, working capital was $16.2 million, the ratio of current assets to current liabilities was 1.3 to 1, and the debt to equity ratio was
0.53 to 1. Net cash provided by operations during 2004 was $9.0 million.

Although the Company currently has no material commitments for capital expenditures, it plans to make capital expenditures during 2005 of approximately $3 million to $4 million. Capital expenditures generally cover normal replacement of machinery and equipment and process improvements. Cash requirements for capital expenditures, working capital, debt service, and any dividends or share repurchases are expected to be financed from operating activities and borrowings under existing lines of credit. Existing resources, together with cash generated from operations, is expected to be sufficient to meet capital requirements of current operations for the foreseeable future. The Company's debt agreements restrict the amount of capital expenditures that the Company may make in particular periods to a specified aggregate amount.

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Bank of America (as successor to Fleet National Bank, "BofA"). The Credit Facility provides the Company with a revolving credit facility of up to $20 million, including up to $5 million for the issuance of letters of credit. Amounts that the Company can borrow under the Credit Facility are subject to reduction from time to time if the borrowing base is less than $20 million. The formula used for determining the borrowing base formula is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries, reduced by amounts outstanding under the Note Agreement (as defined below). Interest is payable on amounts borrowed under the Credit Facility at rates which generally vary between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75% depending on the Company's leverage ratio, as determined under the Credit Facility. Certain domestic subsidiaries of the Company have agreed to guarantee the Company's obligations under the Credit Facility. The Credit Facility expires on January 1, 2006.

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

Both the Credit Facility and the Note Agreement contain certain covenants that the Company must satisfy. The covenants included in the Credit Facility and the Note Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. Pursuant to the Credit Facility and the Note Agreement, the Company and certain of its domestic subsidiaries granted BofA and Prudential a security interest in most of the Company's and its domestic subsidiaries' assets. The security interest granted does not include the shares of capital stock of the Company's majority-owned subsidiary Congoleum Corporation or the assets of Congoleum Corporation.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. Most recently, in March 2005, the Note Agreement was amended to revise certain financial covenants to afford the Company greater flexibility to comply with those covenants, as well as to permit the Company to undertake certain transactions. The Company is currently negotiating modifications to financial covenants for 2005 under the Note Agreement to make them comparable to the 2005 financial covenants in the amended Credit Facility. While the Company has been successful in such negotiations previously and believes it will be so again, failure to obtain such modifications or to obtain waivers of certain existing financial covenants would likely result in the Company failing to satisfy the financial covenants as currently comprised during the measurement periods in 2005. Such a failure would constitute a default under the Note Agreement.

There can be no assurance that the Company will not need to obtain additional amendments or waivers of covenants under its debt agreements in 2005 or subsequent years. If it fails to satisfy those covenants it will be in default under the respective debt agreements.

Pursuant to the terms of the Credit Facility and the Note Agreement, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If a default occurs, BofA and Prudential could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from BofA and Prudential and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, BofA as administrative agent over the collateral securing the amounts outstanding under the Credit Facility and the Note Agreement, might exercise BofA's and Prudential's rights over that collateral. Any default by the Company under the Credit Facility or the Note Agreement that results in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing is not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

As noted above, the Credit Facility and the Note Agreement restrict the Company's ability to obtain additional financing. Moreover, since the Company and most of its subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The Company currently believes that its cash flow from operations, expected proceeds from the sale of the Janus Flooring assets and borrowings available under its existing credit facilities will be adequate for its expected capital expenditure, working capital and debt service needs, subject to compliance with the covenants contained in its debt agreements and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on January 1, 2006 on satisfactory terms. However, if circumstances change, the inability of the Company to obtain any necessary additional debt financing would likely have a material adverse effect on its business, operations and financial condition.

Under Congoleum's anticipated plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the joint venture agreement relating to the contribution by ABI to Congoleum in 1993 of the Company's tile division, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the Plan Trust under the promissory note expected to be contributed by Congoleum to the Plan Trust remain outstanding. Instead, those amounts will be held in escrow by the Plan Trust and be pledged by the Company as collateral securing Congoleum's obligations under that promissory note until released from such escrow and paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the promissory note and the pledge agreement expected to be entered into by the Company with regard to the collateral expected to be pledged by the Company to secure Congoleum's obligations under the promissory note. To the extent the amounts that are subject to that escrow are material, that could have a material adverse effect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

Pursuant to the terms of Congoleum's plan of reorganization, ABI will also pledge the shares of Congoleum stock it owns as collateral securing Congoleum's obligations under that promissory note expected to be contributed by Congoleum to the Plan Trust. The original principal amount of that note is expected to be $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of that date exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated based on the excess of 51% of the equity value of Congoleum over $2.7 million during the 90 consecutive day trading period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, it is expected that the terms of the note will require Congoleum to make interest payments prior to the note's maturity date. Any default by Congoleum under that note could have a material adverse effect on the Company's liquidity and capital resources.

The proposed Congoleum plan of reorganization also provides for a possible additional contribution by ABI to the Plan Trust in the event ABI sells its interest in Congoleum during the three-year period beginning on the first anniversary of confirmation of Congoleum's plan of reorganization. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the note contributed by Congoleum to the Plan Trust outstanding as of the measurement date for determining whether the principal amount of that note would be increased and after taking into account any such increase in the principal amount.

In addition, the terms of Congoleum's plan of reorganization are expected to provide that the Company will no longer have certain other rights to receive indemnification under the joint venture agreement or Congoleum's plan of reorganization for asbestos-related property damage claims. To the extent that the Company pays material amounts for asbestos-related property damage claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of Congoleum's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources. Furthermore, to the extent that the amount of any of the Company's indemnity claims against the Plan Trust are reduced pursuant to the distribution procedures under Congoleum's plan of reorganization to an amount less than the corresponding amount paid by the Company, that could have a material adverse effect on the Company's liquidity and capital resources.

In addition, under the terms of Congoleum's plan of reorganization, ABI expects to contribute $250 thousand in cash to the Plan Trust.

The Company's Canadian subsidiary has debt financing under an agreement with CIBC (the "CIBC Agreement") that provided a $7.5 million Canadian dollar (US $6.2 million at the December 31, 2004 foreign currency exchange rate) capital loan and provides an operating loan facility of $10 million Canadian dollars (US $8.3 million at the December 31, 2004 foreign currency exchange rate).
 Proceeds of the capital loan were used to fund acquisitions of property and equipment in Canada. The capital loan is payable in 20 equal quarterly installments which began on February 28, 2002 and bears interest at 6.03% per annum. The operating loan is payable on demand and bears interest at a floating rate which was 5.75% per annum at December 31, 2004. Borrowings under the CIBC Agreement are secured by the Canadian division's inventory, receivables, and equipment.

At December 31, 2004, $7.5 million was outstanding under the Company's credit facilities and $1.1 million secured outstanding letters of credit. Unused available borrowings under the Company's credit facilities at December 31, 2004 were $15.6 million based on collateral levels at that date.

The Company has not declared a dividend subsequent to the second quarter of 2003. Any future dividends will be determined by the Company's board of directors based upon the financial performance and capital requirements of the Company, among other considerations. Under the Credit Facility, aggregate dividend payments (since September 30, 2003) are generally limited to 50% of cumulative consolidated net income (computed treating Congoleum under the equity method of accounting), as determined under the Credit Facility, earned after September 30, 2003. Under the Note Agreement, aggregate dividend payments (since December 31, 2000) generally may not exceed the sum of $6.0 million plus 50% of cumulative consolidated net income (accounting for Congoleum under the equity method of accounting), as determined under the Note Agreement, earned after December 31, 2000.

The following table summarizes the Company's obligations at December 31, 2004 for future principal payments on its long-term debt (assuming any necessary amendments or waivers are obtained from its lenders), future minimum rental payments on its non-cancelable operating leases and future minimum royalty and advertising payments for licensed brand names on K&M products.

                                                           Payments due by Period
                                                          (In thousands of dollars)
                                                                                              2010 and
                                        Total     2005     2006     2007     2008     2009   Thereafter
                                       ----------------------------------------------------------------

Long-term debt                         $24,201   $1,411   $5,414   $4,173   $4,115   $4,079    $5,009
Operating leases                         5,489    1,538    1,375    1,174      722      370       310
Royalty & advertising
  commitments                            4,413    2,163    2,217       33       --       --        --
                                       ----------------------------------------------------------------

                                       $34,103   $5,112   $9,006   $5,380   $4,837   $4,449    $5,319
                                       ================================================================

On December 31, 2003 the Company's subsidiary Congoleum and two of its subsidiaries each filed voluntary petitions with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code. As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos claims related to its former Tile Division operations that are not covered by ABI insurance will be channeled to the Plan Trust. ABI expects to contribute $250 thousand in cash and pledge the shares of Congoleum stock it owns as collateral securing the performance of Congoleum's obligations under the promissory note expected to be issued by Congoleum to the Plan Trust. The Company also estimates that it will incur approximately $900 thousand in expenses during 2005 in connection with Congoleum's planned reorganization. ABI does not expect its cash contribution, its pledge and expenses related to the reorganization will have a material adverse effect on its liquidity or capital resources. The Company is a defendant in a number of asbestos-related lawsuits as well. See Note 9 of the Notes to the Consolidated Financial Statements, which is included at Item 8. These matters may have a material adverse impact on the Company's liquidity and capital resources.

Liquidity and Capital Resources - Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes 1 and 9 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K. These matters will have a material adverse impact on liquidity and capital resources. During 2004, Congoleum paid $10.8 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2004, Congoleum had $8.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will be met, although there can be no assurances to that effect. Congoleum expects to spend a further $9.3 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $14.5 million insurance settlement being held as restricted cash). It also expects to spend a further $9.3 million during 2005 in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above.

As part of Congoleum's proposed plan of reorganization, Congoleum will also issue a promissory note to the Plan Trust. Under the terms of the proposed plan, the original principal amount of Congoleum's note will be $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of that date exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the note will require Congoleum to make interest payments prior to such note's maturity date.

The proposed plan and collateral trust agreement, as modified, would obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the collateral trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and Plan Trust agreement at $3.0 million. In addition, the plan would further obligate Congoleum to fund any actual costs in excess of $2.0 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2004, were $29.7 million, an increase of $27.5 million from December 31, 2003. The increase includes accrued but unpaid interest during 2004 of $8.9 million. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender, and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $1.2 million and $1.8 million at December 31, 2004 and 2003, respectively, are recorded as restricted cash. Additionally, a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2004. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the trust formed upon confirmation of its plan of reorganization. Working capital was $35.3 million at December 31, 2004, up from $29.9 million one year earlier. The ratio of current assets to current liabilities at December 31, 2004 was 1.4 to 1.0, compared to 1.6 to 1.0 at December 31, 2003. The ratio of debt to total capital at December 31, 2004 was 0.47 to 1.0 compared to 0.57 to 1.0 at December 31, 2003. Net cash provided by operations during the year ended December 31, 2004 was $31.1 million, as compared to net cash used by operations of $20.0 million in 2003. Net cash from operations increased from 2003 to 2004 due to improved operating results, resumption of normal trade credit which had contracted at the end of 2003, non-payment of interest on Congoleum's Senior Notes while operating under Chapter 11, and improved inventory management.

Capital expenditures in 2004 totaled $3.4 million. Congoleum is currently planning capital expenditures of approximately $6.9 million in 2005 and between $6.0 million and $7.0 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on June 30, 2005 with borrowings up to $30.0 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at December 31, 2004. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2004, based on the level of receivables and inventory, $18.7 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $9.5 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility would be renewed if Congoleum's plan of reorganization is not confirmed by that facility's expiration on June 30, 2005.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in "Legal Proceedings" in Part I, Item 3). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum generated $31.1 million in cash from operations in 2004 (as more fully discussed above), which includes $8.9 million of accrued but unpaid interest on long-term debt. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, planned capital expenditures for the foreseeable future, and its current estimates for costs to settle and resolve its asbestos liabilities through its proposed Chapter 11 plan of reorganization. Congoleum's inability to obtain confirmation of the proposed plan of reorganization in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements.

The following table summarizes Congoleum's contractual obligations for future principal payments on its debt and future minimum rental payments on its non-cancelable operating leases at December 31, 2004. Congoleum does not have payment obligations under capital leases or long term purchase contracts.

                                           Payments due by Period
                                          (In thousands of dollars)

                                                                                   2010 and
                        Total     2005     2006     2007      2008       2009     Thereafter
                     -------------------------------------------------------------------------
Long-term debt        $100,000                              $100,000
Operating leases        13,596   $3,183   $2,331   $2,181      2,043     $2,078     $1,780
                     -------------------------------------------------------------------------
                      $113,596   $3,183   $2,331   $2,181   $102,043     $2,078     $1,780
                     =========================================================================

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

Certain legal and administrative claims are pending or have been asserted against ABI. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Notes 1, 8 and 9 of Notes to Consolidated Financial Statements included in Item 8 of this report.)

During 2003, the Company decided to cease operations at its Janus Flooring division and recorded a charge of $8.5 million in the second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. The Company disposed of substantially all of the assets of Janus Flooring, other than the real estate, during 2003. Future expenditures related to this discontinued operation are not expected to be material, and the Company expects to realize approximately $4.0 million in net future cash proceeds from the sale of the real estate. Any net sales proceeds are expected to be applied to repaying amounts outstanding under the Company's credit facilities. If the Company is unable to timely sell or otherwise dispose of the assets of Janus on terms acceptable to ABI and in accordance with applicable regulatory or other legal requirements, including Canadian regulations and laws, such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results and conditions may differ from these estimates and assumptions.

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Asbestos Liabilities - As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products. ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a five year horizon. Accordingly, the Company's estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next five years. A change in assumptions could have a material effect on the Company's estimated liability. For example, it is estimated that a 1% decrease in the Company's dismissal rate would result in a 19% increase in liability assuming all other variables remained constant.

Due to the highly subjective nature of these assumptions, the Company has estimated a wide range of potential future costs and insurance recoveries and, because management believes that no amount within the range is more likely than any other, has recorded a liability and insurance receivable based on the low end of the range in accordance with accounting principles generally accepted in the United States. As such, the selection of a different amount within the range could have a material effect on the Company's consolidated financial statements, as could future developments, which may differ from those assumed in developing the Company's estimates. The Company analyzes this estimate on an annual basis and reassesses the assumptions used as additional information becomes available over the course of time.

The Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and is seeking confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. Congoleum's liability for settlements of asbestos claims is at least $491 million, not including the cost to defend and litigate unsettled or future cases, which is substantially in excess of both the total assets of Congoleum as well as Congoleum's previous estimates made in prior periods of the maximum liability for both known and unasserted claims. While Congoleum purchased insurance coverage it believes applies to these claims, some of the insurance carriers are presently insolvent and the remaining solvent insurance carriers have disputed their coverage obligations. Congoleum believes the ultimate amount of its liability, and the amount of recoverable insurance, will be determined through some combination of negotiation, litigation, and bankruptcy court order, but that these amounts can no longer be reasonably estimated given all the uncertainties that presently exist.

Congoleum expects that insurance will provide the vast majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself. Congoleum believed that it did not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business, and filed for bankruptcy protection on December 31, 2003.

In light of its bankruptcy filing and proposed plan of reorganization, Congoleum believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. Congoleum estimates the minimum remaining costs to complete the reorganization process to be $9.3 million, of which it has recorded $6.6 million as a current liability and $2.7 million as a long-term liability (representing the minimum estimated amount of the note to be contributed to the Plan Trust). These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash which Congoleum expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust formed upon confirmation of its plan of reorganization. Congoleum also expects to recover $8.8 million from insurance proceeds or the Collateral Trust or its successor pursuant to terms of the Claimant Agreement and related documents which provide for the Plan Trust to reimburse certain expenses incurred by the Company. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375.0 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will be met, although there can be no assurances to that effect. The maximum amount of the range of possible asbestos loss is limited to the going concern or liquidation value of Congoleum, an amount which Congoleum believes is substantially less than the minimum estimated liability for the known claims against it.

Environmental Contingencies - As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third party sites and Company owned sites. The Company accrues for its estimate of future remediation activities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. For sites with multiple PRPs, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities are determined to be reimbursable by insurance coverage or payment from third parties, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery. A receivable reserve is recorded when recoveries are disputed or are not highly probable. These estimates are based on certain assumptions such as the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods. The Company closely monitors existing and potential environmental matters in an effort to minimize costs.

Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of SFAS 109. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. It is possible that the facts underlying these assumptions may not materialize in future periods, which may require the Company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

Pension and Other Postretirement Benefits - The Company sponsors several noncontributory defined benefit pension plans covering most of the Company's employees. The Company also maintains health and life insurance programs for retirees. Benefits under the plans are based on years of service and employee compensation. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include the long-term rate of return on plan assets, discount rates and other factors. These assumptions are evaluated and updated annually by management in consultation with outside actuaries and investment advisors. Other assumptions used include employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. In 2004, the Company assumed that the expected long-term rate of return on plan assets will be 7.0%-7.5%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2004, the Company determined this rate to be 6.25%.

Allowance for Doubtful Accounts - The Company's allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of specific customer's inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously noted. The remainder of the reserve is based on management's estimates and takes into consideration historical trends, market conditions and the composition of the Company's customer base. The risk associated with this estimate is that the Company would not become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses. Historically, the Company's estimates and assumptions around the allowance have been reasonably accurate and the Company has processes and controls in place to closely monitor customers and potential credit issues.

Inventory Allowances - The Company maintains obsolescence and slow-moving allowances for inventory. Products and materials that are specifically identified as obsolete are fully reserved. The remainder of the allowance is based on management's estimates and fluctuates with market conditions, design cycles and other economic factors. Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unforecasted decline in current production. Management closely monitors the market place and related inventory levels and has historically maintained reasonably accurate allowance levels. In addition, the Company values certain inventories using the last-in, first-out ("LIFO") method. Accordingly, a LIFO valuation reserve is maintained to properly value these inventories.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes 1, 8 and 9 of Notes to Consolidated Financial Statements, which is included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos personal injury claims. In connection with Congoleum's strategy for resolving its asbestos liability, in 2003, Congoleum entered into settlement agreements with various asbestos claimants, which provides for an aggregate settlement value of at least $491 million. Settlement of this obligation pursuant to the terms of Congoleum's proposed modified plan is dependent on Bankruptcy Court confirmation of the plan of reorganization, including determinations by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

There can be no assurance that Congoleum will be successful in obtaining confirmation of Congoleum's modified plan in a timely manner or at all. Any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court could vary significantly from the description in this report (including descriptions incorporated by reference in this report). Furthermore, the estimated costs and contributions required to confirm and to effect the proposed modified plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

As part of Congoleum's plan of reorganization, Congoleum would contribute to the Plan Trust certain of Congoleum's rights to receive insurance proceeds for asbestos liabilities under its applicable insurance policies. Congoleum is currently involved in litigation with certain of its insurance carriers related to disputed insurance coverage for asbestos-related liabilities, and certain insurance carriers have filed various objections to Congoleum's previously filed plan of reorganization and related matters. It is expected that these insurers will continue to vigorously contest their obligations to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities and seek to prevent any contribution by Congoleum of its rights to receive insurance for asbestos matters to the Plan Trust. The first phase of the trial is scheduled to begin on June 6, 2005, and will address all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including but not limited to all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers has breached their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach(es) on the part of Congoleum. The second phase of the trial will address all coverage issues, including but not limited to trigger and allocation. The final phase of the trial will address bad faith punitive damages, if appropriate. Congoleum believes, however, that even if the insurers were to succeed in the first phase of the coverage action, such result would not deprive individual claimants of the right to seek payment from the affected insurance policies nor would such result preclude Congoleum from amending the Claimant Agreement and seeking recovery under the Claimant Agreement as amended; moreover, Congoleum does not believe that it would be deprived of coverage-in-place insurance for future obligations of or demands upon the insurers under the applicable insurance policies. However, there can be no assurances of the outcome of these matters or their potential effect on Congoleum's ability to obtain approval of its plan of reorganization.

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

Some additional factors that could cause actual results to differ from Congoleum's and the Company's objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (ii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iii) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under Congoleum's proposed plan of reorganization, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability, (vi) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms,
(vii) timely obtaining sufficient creditor and court approval of any reorganization plan, (viii) developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum, and certain insurers, and (ix) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of its anticipated Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes 1, 8 and 9 of the Notes to Consolidated Condensed Financial Statements, which are included in this report.

A substantial portion of the Company's debt must be amended or refinanced, existing defaults under the Company's debt agreements must be permanently effectively waived and the Company's ability to obtain additional financing may be limited.

As of December 31, 2004, the Company did not satisfy a financial covenant under the Note Agreement. Prudential has granted the Company a temporary waiver of any event of default that would result from that failure to satisfy that financial covenant as of December 31, 2004. That temporary waiver is scheduled to expire on March 30, 2005. The Company is currently negotiating with Prudential for a permanent waiver of that covenant default or an amendment to the Note Agreement that would result in the Company not violating that financial covenant as of December 31, 2004. While the Company believes it will be able to successfully negotiate such a waiver or amendment, failure to do so would result in the Company being in default of the Note Agreement.

The Company is also negotiating with Prudential for modifications to the financial covenants for 2005 under the Note Agreement to make them comparable to the financial covenants for 2005 in the amended Credit Facility. While the Company has been successful in such negotiations previously and believes it will be so again, failure to obtain such modifications or to obtain waivers of certain existing financial covenants would result in the Company failing to satisfy the financial covenants as currently comprised during the measurement periods in 2005. Such a failure would constitute a default under the Note Agreement.

Pursuant to the terms of the Note Agreement and the Credit Facility, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If such a default occurs, BofA and Prudential could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from BofA and Prudential and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, BofA as administrative agent over the collateral securing the amounts outstanding under the Credit Facility and the Note Agreement, might exercise BofA's and Prudential's rights over that collateral. Any default by the Company under the Credit Facility or the Note Agreement that results in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing is not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

The Credit Facility expires on January 1, 2006. Although the Company expects that the Credit Facility will be extended or replaced by that date, there can be no assurances in this regard. If the Company has outstanding borrowings under the Credit Facility at that date and the Credit Facility's term has not been extended beyond that date, such failure would result in a breach of the Note Agreement, which, for the reasons discussed in the preceding paragraph, could have a material adverse effect on the Company's business, results of operations and financial condition.

Under the terms of the Company's debt agreements, the Company's ability to obtain additional debt financing is limited. Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited.

The Company and its majority-owned subsidiary Congoleum may incur substantial liability for environmental claims and compliance matters.

Due to the nature of the Company's and its majority-owned subsidiary Congoleum's businesses and certain of the substances which are or have been used, produced or discharged by them, the Company's and Congoleum's operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations. The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company and Congoleum-owned sites. The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at their facilities, in order to comply with existing environmental laws, and those amounts may be substantial. Although the Company and Congoleum believe that those amounts should not have a material adverse effect on their respective financial positions, there is no certainty that these amounts will not have a material adverse effect on their respective financial positions because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company or Congoleum to modify or curtail their operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company and its majority-owned subsidiary Congoleum, may incur substantial liability for other product and general liability claims.

In the ordinary course of their businesses, the Company and its majority-owned subsidiary Congoleum become involved in lawsuits, administrative proceedings, product liability claims and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations and financial condition if the Company or Congoleum, as applicable, is unable to successfully defend against or settle these matters, and its insurance coverage is insufficient to satisfy any judgments against it or settlements relating to these matters or the Company or Congoleum, as applicable, is unable to collect insurance proceeds relating to these matters.

The Company and its majority-owned subsidiary Congoleum are dependent upon a continuous supply of raw materials from third party suppliers and would be harmed if there were a significant, prolonged disruption in supply or increase in its raw material costs.

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to a fire at a large resin plant in 2004. Although the Company and Congoleum have not experienced any significant difficulties obtaining specialty resin, there can be no assurances that they may not have difficulty in the future, particularly if global supply conditions deteriorate. Raw material prices in 2004 increased significantly and are expected to remain high in 2005 and until additional capacity becomes available.

The Company and its majority-owned subsidiary Congoleum operate in highly competitive markets and some of their competitors have greater resources, and in order to be successful, the Company and Congoleum must keep pace with and anticipate changing customer preferences.

The market for the Company's and its majority-owned subsidiary Congoleum's products and services is highly competitive. Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, to the extent any of the Company's or Congoleum's competitors make a filing under Chapter 11 of the United States Bankruptcy Code and emerge from bankruptcy as continuing operating companies that have shed much of their pre-filing liabilities, those competitors could have a cost competitive advantage over Congoleum. In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

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

The Company's tape division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 21% of the Company's tape division's net sales for the year ended December 31, 2004 and 22% of its net sales for the year ended December 31, 2003. The loss of the largest unaffiliated customer and/or two or more of the other unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, or financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 70% of Congoleum's net sales for the year ended December 31, 2004 and 65% of Congoleum's net sales for the year ended December 31, 2003.

The Company's subsidiary K&M Associates L.P. sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M Associates L.P.'s customers accounted for approximately 59% of its net sales for the year ended December 31, 2004 and 70% of its net sales for the year ended December 31, 2003. The loss of K&M Associates L.P.'s largest customer would likely have a material adverse effect on the Company's business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses, and the loss of any of these executives would likely harm the Company's business.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses. In particular, three of the persons that serve as key executives at the Company also serve as key executives at Congoleum. The Company's future success will depend largely upon the continued service of these key executives, all of whom have no employment contract with the Company or Congoleum, as applicable, and may terminate their employment at any time without notice. Although certain key executives of the Company and Congoleum are, directly or indirectly, large shareholders of the Company or Congoleum, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to perform in his current position, could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at December 31, 2004, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding long-term debt as of December 31, 2004 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe, the Far East and Central America, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2004, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect ABI's consolidated operating results, financial position or cash flows.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     American Biltrite Inc. and Subsidiaries

         Consolidated Balance Sheets with Consolidating Details - Assets
                            (In thousands of dollars)


                                                   December 31           Eliminations           Congoleum        American Biltrite
                                                2004        2003       2004       2003      2004        2003      2004        2003
                                              -------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                   $ 34,691   $  3,959                         $ 29,710   $  2,169   $  4,981   $  1,790
  Restricted cash                               15,682      1,757                           15,682      1,757
  Accounts and notes receivable, less
    allowances for doubtful accounts and
    discounts of $2,745 in 2004 and $2,615
    in 2003                                     43,591     36,010    $ (1,036)  $ (280)     17,621     13,560     27,006     22,730
  Inventories                                   76,036     81,480        (268)    (240)     39,623     44,995     36,681     36,725
  Assets of discontinued operation               2,952      2,902                                                  2,952      2,902
  Deferred income taxes                         12,636      9,772                           10,678      8,752      1,958      1,020
  Prepaid expenses & other current assets        6,826     12,983                            5,124      9,672      1,702      3,311
                                              -------------------------------------------------------------------------------------
    Total current assets                       192,414    148,863      (1,304)    (520)    118,438     80,905     75,280     68,478

Property, plant & equipment, net               124,070    134,285                           79,550     87,035     44,520     47,250

Other assets:
  Insurance for asbestos-related liabilities     7,500     10,700                                                  7,500     10,700
  Goodwill, net                                 11,300     11,300                                                 11,300     11,300
  Other assets                                  20,001     13,785        (186)    (186)     14,894      7,959      5,293      6,012
                                              -------------------------------------------------------------------------------------
                                                38,801     35,785        (186)    (186)     14,894      7,959     24,093     28,012
                                              -------------------------------------------------------------------------------------

Total assets                                  $355,285   $318,933    $ (1,490)  $ (706)   $212,882   $175,899   $143,893   $143,740
                                              =====================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

      Consolidated Balance Sheets with Consolidating Details - Liabilities and Stockholders' Equity
               (In thousands of dollars, except per share amounts)

                                                     December 31          Eliminations          Congoleum        American Biltrite
                                                  2004       2003       2004        2003      2004      2003       2004      2003
                                                ------------------------------------------------------------------------------------
Liabilities
Current liabilities:
   Accounts payable                             $ 18,700   $ 13,327   $    (57)  $   (280)  $ 10,295  $  4,544   $  8,462  $  9,063
   Accrued expenses                               48,605     42,391       (979)        --     28,066    24,785     21,518    17,606
   Asbestos-related liabilities                   21,079      7,081                           21,079     7,081         --        --
   Liabilities of discontinued operation             165        688                                                   165       688
   Deferred income taxes                              --      4,376                               --     4,376         --        --
   Notes payable                                  17,036     18,125                            9,500    10,232      7,536     7,893
   Current portion of long-term debt              21,411     21,289                                                21,411    21,289
   Liabilities subject to compromise              14,225         --                           14,225        --
                                                ------------------------------------------------------------------------------------
     Total current liabilities                   141,221    107,277     (1,036)      (280)    83,165    51,018     59,092    56,539

Long-term debt, less current portion               2,790    103,626                               --    99,773      2,790     3,853
Asbestos-related liabilities                      10,238     13,438                            2,738     2,738      7,500    10,700
Other liabilities                                 25,237     60,950         --       (186)    10,678    48,147     14,559    12,989
Noncontrolling interests                             623        663                                                   623       663
Liabilities subject to compromise                137,104         --       (186)        --    137,290        --
                                                ------------------------------------------------------------------------------------
                                                 317,213    285,954     (1,222)      (466)   233,871   201,676     84,564    84,744
Stockholders' equity
   Common stock, par value $.01, authorized
     15,000,000 shares, issued 4,607,902 shares       46         46        (93)       (93)        93        93         46        46
   Additional paid-in capital                     19,548     19,548    (49,106)   (49,105)    49,106    49,105     19,548    19,548
   Retained earnings                              49,526     47,573     35,007     35,035    (43,830)  (46,778)    58,349    59,316
   Accumulated other comprehensive loss          (15,916)   (19,056)     6,111      6,110    (18,545)  (20,384)    (3,482)   (4,782)
   Less cost of 1,166,351 shares of common
     stock in treasury                           (15,132)   (15,132)     7,813      7,813     (7,813)   (7,813)   (15,132)  (15,132)
                                                ------------------------------------------------------------------------------------
   Total stockholders' equity                     38,072     32,979       (268)      (240)   (20,989)  (25,777)    59,329    58,996
                                                ------------------------------------------------------------------------------------

Total liabilities and stockholders' equity      $355,285   $318,933   $ (1,490)  $   (706)  $212,882  $175,899   $143,893  $143,740
                                                ====================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

        Consolidated Statements of Operations with Consolidating Details
               (In thousands of dollars, except per share amounts)

                                                     Years Ended December 31                 Eliminations
                                                  2004        2003        2002        2004      2003       2002
                                                ----------------------------------------------------------------

Net sales                                       $433,869    $416,569    $434,495    $   157    $  (56)   $  (198)

Cost of products sold                            315,270     307,647     316,651        (30)      (56)      (198)
Selling, general & administrative expenses       106,790     110,842     122,282       (900)       --         --
                                                ----------------------------------------------------------------
Income (loss) from operations                     11,809      (1,920)     (4,438)     1,087        --         --
Other income (expense)
   Interest income                                   128         191         330
   Interest expense                              (12,465)    (11,576)    (10,763)
   Other income (expense)                          1,336       3,359       3,058     (1,115)       --         --
                                                ----------------------------------------------------------------
                                                 (11,001)     (8,026)     (7,375)    (1,115)       --         --
                                                ----------------------------------------------------------------
Income (loss) before taxes and other items           808      (9,946)    (11,813)       (28)       --         --
(Benefit from) provision for income taxes         (1,681)     (3,323)      1,248
Noncontrolling interests                            (107)       (174)      6,221         --        --      6,534
                                                ----------------------------------------------------------------
   Net income (loss) from continuing
     operations                                    2,382      (6,797)     (6,840)       (28)       --      6,534
Discontinued operation (net of tax benefit of
   $2,178 and $888 in 2003 and 2002,
   respectively)                                    (429)     (7,361)     (2,073)
Cumulative effect of accounting change                --          --      (7,742)        --        --      4,731
                                                ----------------------------------------------------------------

Net income (loss)                               $  1,953    $(14,158)   $(16,655)   $   (28)   $   --    $11,265
                                                ================================================================


                                                            Congoleum                       American Biltrite
                                                  2004        2003        2002        2004        2003        2002
                                                --------------------------------------------------------------------

Net sales                                       $229,493    $220,706    $237,206    $204,219    $195,919    $197,487

Cost of products sold                            167,844     166,864     179,699     147,456     140,839     137,150
Selling, general & administrative expenses        52,925      56,911      70,119      54,765      53,931      52,163
                                                --------------------------------------------------------------------
Income (loss) from operations                      8,724      (3,069)    (12,612)      1,998       1,149       8,174
Other income (expense)
   Interest income                                   114          63         263          14         128          67
   Interest expense                               (9,446)     (8,906)     (8,375)     (3,019)     (2,670)     (2,388)
   Other income (expense)                          1,011       1,276       1,543       1,440       2,083       1,515
                                                --------------------------------------------------------------------
                                                  (8,321)     (7,567)     (6,569)     (1,565)       (459)       (806)
                                                --------------------------------------------------------------------
Income (loss) before taxes and other items           403     (10,636)    (19,181)        433         690       7,368
(Benefit from) provision for income taxes         (2,545)     (3,874)         92         864         551       1,156
Noncontrolling interests                                                                (107)       (174)       (313)
                                                --------------------------------------------------------------------
   Net income (loss) from continuing
     operations                                    2,948      (6,762)    (19,273)       (538)        (35)      5,899
Discontinued operation (net of tax benefit of
   $2,178 and $888 in 2003 and 2002,
   respectively)                                                                        (429)     (7,361)     (2,073)
Cumulative effect of accounting change                --          --     (10,523)         --          --      (1,950)
                                                --------------------------------------------------------------------

Net income (loss)                               $  2,948    $ (6,762)   $(29,796)   $   (967)   $ (7,396)   $  1,876
                                                ====================================================================

                                                             Basic                           Diluted
                                                  2004       2003      2002          2004      2003      2002
                                                ----------------------------       ---------------------------
Net income (loss) per common share from
   continuing operations                        $ 0.69    $ (1.97)   $(1.99)       $ 0.66    $(1.97)   $(1.99)
Discontinued operation                           (0.12)     (2.14)    (0.60)        (0.12)    (2.14)    (0.60)
Cumulative effect of accounting change              --         --     (2.25)           --        --     (2.25)
                                                ----------------------------       ---------------------------
Net income (loss) per common share              $ 0.57    $ (4.11)   $(4.84)       $ 0.54    $(4.11)   $(4.84)
                                                ============================       ===========================
 Weighted average number of common and
   equivalent shares outstanding                 3,442      3,442     3,442         3,458     3,442     3,442
                                                ============================       ===========================
Dividends declared per common share             $   --    $0.1875    $0.50
                                                ============================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

        Consolidated Statements of Cash Flows with Consolidating Details
                            (In thousands of dollars)

                                                             Years Ended December 31               Eliminations
                                                          2004        2003       2002        2004     2003     2002
                                                       ---------------------------------------------------------------
Operating activities
   Net income (loss)                                   $  1,953    $(14,158)   $(16,655)   $   (28) $    --  $11,265
   Net loss from discontinued operation                     429       7,361       2,073
                                                       ---------------------------------------------------------------
     Net income (loss) from continuing operations         2,382      (6,797)    (14,582)       (28)      --   11,265
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization                       17,539      18,026      17,067
     Provision for doubtful accounts and discounts        2,631       2,691       2,863
     Deferred income taxes                                  457      (2,243)      2,635
     Cumulative effect of accounting change                  --          --       7,742         --       --   (4,731)
     Change in operating assets and liabilities:
       Accounts and notes receivable                    (11,146)      3,470      (4,603)      (756)      --       --
       Inventories                                        6,620      10,722       2,453         28       --       --
       Prepaid expenses & other current assets            4,733       3,908       1,680
       Accounts payable and accrued expenses             25,528     (26,373)     (5,159)       756       --       --
       Asbestos-related liabilities                      (5,754)    (11,475)     20,995
       Noncontrolling interests                             107         174      (6,221)        --       --   (6,534)
       Other                                             (3,046)     (1,050)     (4,182)
                                                       ---------------------------------------------------------------
Net cash provided (used) by operating activities         40,051      (8,947)     20,688         --       --       --

Investing activities
   Investments in property, plant and equipment          (5,855)     (7,445)    (12,127)
   Proceeds from sale of equipment                           30          --          --
   Proceeds from sale of short-term investments              --          --       1,416
                                                       ---------------------------------------------------------------
Net cash used by investing activities                    (5,825)     (7,445)    (10,711)

Financing activities
   Net short-term (payments) borrowings                  (1,675)      2,586       3,630
   Payments on long-term debt                              (941)     (1,203)     (1,032)
   Net change in restricted cash                            605      (1,757)         --
   Dividends paid                                            --        (645)     (1,721)
   Exercise of subsidiary stock options                       1          --          --
                                                       ---------------------------------------------------------------
Net cash (used) provided by financing activities         (2,010)     (1,019)        877
Effect of foreign exchange rate changes on cash            (482)     (1,859)     (1,170)
                                                       ---------------------------------------------------------------
Net cash provided (used) by continuing operations        31,734     (19,270)      9,684
Net cash (used) provided by discontinued operation       (1,002)      3,069      (6,327)
Cash and cash equivalents at beginning of year            3,959      20,160      16,803
                                                       ---------------------------------------------------------------
Cash and cash equivalents at end of year               $ 34,691    $  3,959    $ 20,160    $    --  $    --  $    --
                                                       ===============================================================

                                                                   Congoleum                      American Biltrite
                                                          2004        2003       2002        2004       2003        2002
                                                       -------------------------------------------------------------------
Operating activities
   Net income (loss)                                   $  2,948    $ (6,762)   $(29,796)   $  (967)   $ (7,396)   $  1,876
   Net loss from discontinued operation                                                        429       7,361       2,073
                                                       -------------------------------------------------------------------
     Net income (loss) from continuing operations         2,948      (6,762)    (29,796)      (538)        (35)      3,949
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization                       11,428      11,761      11,273      6,111       6,265       5,794
     Provision for doubtful accounts and discounts                                           2,631       2,691       2,863
     Deferred income taxes                                   --        (882)      4,112        457      (1,361)     (1,477)
     Cumulative effect of accounting change                  --          --      10,523         --          --       1,950
     Change in operating assets and liabilities:
       Accounts and notes receivable                     (4,061)      3,473         898     (6,329)         (3)     (5,501)
       Inventories                                        5,372       5,730       5,057      1,220       4,992      (2,604)
       Prepaid expenses & other current assets            2,340      (1,667)        602      2,393       5,575       1,078
       Accounts payable and accrued expenses             21,894     (18,469)     (9,669)     2,878      (7,904)      4,510
       Asbestos-related liabilities                      (5,754)    (11,475)     20,995
       Noncontrolling interests                                                                107         174         313
       Other                                             (3,102)     (1,664)     (4,025)        56         614        (157)
                                                       -------------------------------------------------------------------
Net cash provided (used) by operating activities         31,065     (19,955)      9,970      8,986      11,008      10,718

Investing activities
   Investments in property, plant and equipment          (3,428)     (4,628)     (8,366)    (2,427)     (2,817)     (3,761)
   Proceeds from sale of equipment                           30          --          --
   Proceeds from sale of short-term investments              --          --       1,416
                                                       -------------------------------------------------------------------
Net cash used by investing activities                    (3,398)     (4,628)     (6,950)    (2,427)     (2,817)     (3,761)

Financing activities
   Net short-term (payments) borrowings                    (732)     10,232          --       (943)     (7,646)      3,630
   Payments on long-term debt                                                                 (941)     (1,203)     (1,032)
   Net change in restricted cash                            605      (1,757)         --
   Dividends paid                                                                               --        (645)     (1,721)
   Exercise of subsidiary stock options                       1          --          --
                                                       -------------------------------------------------------------------
Net cash (used) provided by financing activities           (126)      8,475          --     (1,884)     (9,494)        877
Effect of foreign exchange rate changes on cash                                               (482)     (1,859)     (1,170)
                                                       -------------------------------------------------------------------
Net cash provided (used) by continuing operations        27,541     (16,108)      3,020      4,193      (3,162)      6,664
Net cash (used) provided by discontinued operation                                          (1,002)      3,069      (6,327)
Cash and cash equivalents at beginning of year            2,169      18,277      15,257      1,790       1,883       1,546
                                                       -------------------------------------------------------------------
Cash and cash equivalents at end of year               $ 29,710    $  2,169    $ 18,277    $ 4,981    $  1,790    $  1,883
                                                       ===================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
               (In thousands of dollars, except per share amounts)

                                                                                Accumulated
                                                  Additional                       Other                            Total
                                       Common       Paid-in      Retained      Comprehensive      Treasury       Stockholders'
                                        Stock       Capital      Earnings           Loss            Stock           Equity
                                       ---------------------------------------------------------------------------------------
Balance at December 31, 2001            $46         $19,548       $ 80,752        $  (7,966)       $(15,132)       $ 77,248

Comprehensive loss:
  Net loss for 2002                                                (16,655)                                         (16,655)
  Other comprehensive loss                                                          (11,334)                        (11,334)
                                                                                                                   -----------
Total comprehensive loss                                                                                            (27,989)

Dividends declared ($.50 per share)                                 (1,721)                                          (1,721)
                                       ---------------------------------------------------------------------------------------

Balance at December 31, 2002             46          19,548         62,376          (19,300)        (15,132)         47,538

Comprehensive loss:
  Net loss for 2003                                                (14,158)                                         (14,158)
  Other comprehensive income                                                            244                             244
                                                                                                                   -----------
Total comprehensive loss                                                                                            (13,914)

Dividends declared ($.1875 per share)                                 (645)                                            (645)
                                       ---------------------------------------------------------------------------------------

Balance at December 31, 2003             46          19,548         47,573          (19,056)        (15,132)         32,979

Comprehensive income:
  Net income for 2004                                                1,953                                            1,953
  Other comprehensive income                                                          3,140                           3,140
                                                                                                                   -----------
Total comprehensive income                                                                                            5,093
                                       ---------------------------------------------------------------------------------------

Balance at December 31, 2004            $46         $19,548       $ 49,526        $ (15,916)       $(15,132)       $ 38,072
                                        ======================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
               (In thousands of dollars, except per share amounts)

                                December 31, 2004

1.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as "ABI" or the "Company"), as well as entities over which it has voting control. In 1995, ABI gained voting control over Congoleum Corporation ("Congoleum") and K&M Associates L.P. ("K&M"). Upon consolidation, intercompany accounts and transactions, including transactions with associated companies that result in intercompany profit, are eliminated.

As discussed more fully below and elsewhere in these footnotes, the Company's Congoleum subsidiary filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. The Company expects to continue to control Congoleum while it is in bankruptcy. Additionally, Congoleum's proposed modified reorganization plan, which remains subject to Bankruptcy Court approval, anticipates no changes in the equity ownership upon emergence from bankruptcy. Congoleum believes that its bankruptcy proceeding could be concluded during 2005. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

As more fully discussed in Notes 8 and 9 of Notes to Consolidated Financial Statements, the Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and is seeking confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. The plan contemplated by Congoleum would permit shareholders, including ABI, to retain their existing equity interests in Congoleum. As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former Tile Division operations not covered by ABI insurance will be channeled to the plan trust established under section 524(g) of the Bankruptcy Code pursuant to Congoleum's Chapter 11 plan of reorganization. ABI and

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250 thousand in cash from ABI and a note from Congoleum in an aggregate principal amount equal to at least 51% of the equity value of Congoleum, with Congoleum's payment obligations secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. ABI does not expect that Congoleum's note contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The value of the note that Congoleum will contribute to the trust under the proposed plan is $2.7 million but is subject to increase based upon the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization, which could be materially higher. For example, if the adjustment amount were calculated based on the excess of 51% of the equity value of Congoleum over $2.7 million during the 90 consecutive day trading period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. The proposed modified plan calls for a possible additional contribution by ABI to the plan trust in the event ABI sells its interest in Congoleum during the three-year period beginning on the first anniversary of confirmation of Congoleum's plan.

Because it maintains a controlling interest, ABI has continued to consolidate Congoleum's results, which included losses (including other comprehensive losses) of $21.0 million in excess of the value of its investment in Congoleum at December 31, 2004. For more information regarding Congoleum's and ABI's asbestos liabilities and plans for resolving those liabilities, please refer to Notes 8 and 9 of Notes to Consolidated Financial Statements.

AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in consolidated financial statements for periods after December 31, 2003.

Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's liabilities as of December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

Included in other assets on the accompanying balance sheets is ABI's investment in Compania Hulera Sula, S.A., a 50%-owned venture. The investment is accounted for on the cost method due to the uncertainty of the political climate and currency restrictions in Honduras.

Use of Estimates and Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include asbestos liabilities, environmental contingencies, valuation of deferred tax assets, and actuarial assumptions for the pension plan and post-retirement benefits. Although the Company believes it uses reasonable and appropriate estimates and assumptions in the preparation of its financial statements and in the application of accounting policies, if business conditions were different, or if the Company used different estimates and assumptions, it is possible that actual results could differ from such estimates.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have generally been within management's expectations. For the years ended December 31, 2004, 2003 and 2002, the Company had two customers that accounted for 37%, 35%, and 32% of net sales, respectively. At December 31, 2004 and 2003, one customer accounted for 18% and 16% of trade receivables outstanding, respectively. Also at December 31, 2004 another customer accounted for 15% of trade receivables outstanding.

Cash

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase. The carrying value of cash equivalents approximates fair value.

Under the terms of Congoleum's revolving credit agreement, payments on its accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Restricted cash includes funds deposited in this account but not immediately applied to the loan balance.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer's inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on management's estimates and takes into consideration historical trends, market conditions and the composition of the Company's customer base.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for improvements that increase asset values and extend useful lives are capitalized. Depreciation, which is determined using the straight-line method, is provided over the estimated useful lives (thirty to forty years for buildings and building improvements, ten to fifteen years for production equipment and heavy-duty vehicles, and three to ten years for light-duty vehicles and office furnishings and equipment).

Debt Issue Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt agreements. Debt issue costs at December 31, 2004 and 2003 amounted to $1,154 and $1,649, respectively, net of accumulated amortization of $2,662 and $2,167, respectively, and are included in other noncurrent assets.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2001 using the straight-line method principally over 40 years. The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company completed its annual impairment test in the fourth quarter of 2004 and concluded that no adjustment was required to the carrying value of goodwill based on the analysis performed.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets other than goodwill and indefinite-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, it projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves:

                                        2004            2003            2002
                                   ---------------------------------------------

         Beginning balance            $ 3,554         $ 3,095         $ 2,983
         Accruals                       5,280           7,588           6,536
         Charges                       (5,795)         (7,129)         (6,424)
                                   ---------------------------------------------

         Ending balance               $ 3,039         $ 3,554         $ 3,095
                                   =============================================

Environmental and Product Liabilities

The Company accrues for costs associated with its environmental claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. For sites with multiple PRPs, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities are determined to be reimbursable by insurance coverage or other reimbursement, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery. A receivable reserve is recorded when recoveries are disputed or are not highly probable. Legal fees associated with these claims are accrued when the Company deems that their occurrence is probable and the fees are reasonably estimable (see Notes 4, 6 and 8).

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

Asbestos Liabilities and Congoleum Plan of Reorganization

The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products. The Company records a liability and a corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs. In estimating the Company's asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, the applicability and allocation of insurance coverage to these costs, and the solvency of insurance carriers.

The Company's subsidiary Congoleum is a defendant in a large number of asbestos-related lawsuits and is seeking confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (see Notes 8 and 9). The recorded liability for Congoleum's asbestos-related exposures is based on the minimum estimated cost to resolve these liabilities through the proposed plan of reorganization.

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

Shipping and Handling Costs

Shipping and handling costs for the years ended December 31, 2004, 2003 and 2002 were $7,278, $6,525 and $6,448, respectively, and are included in selling, general and administrative expenses.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance. Information evaluated includes the Company's financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In the Company's opinion, adequate provisions for income taxes have been made for all years subject to audit.

Stock-Based Compensation

Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company follows the disclosure requirements instead of recognition of compensation expense and, therefore, continues to apply existing accounting rules under Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 4.53%, 4.31% and 4.37%, expected dividend yield of zero percent, 3.00% and 4.00%, volatility factor of the expected market price of the Company's common stock of .347, .286 and .285, and a weighted-average expected life of the options of seven and one-half years.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

The weighted-average fair value of options granted under ABI's 1999 Stock Award and Incentive Plan for Directors during 2004, 2003 and 2002 was $4.58, $1.90 and $2.68, respectively.

For purposes of pro forma disclosures, the estimated fair value of the ABI options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures.

The Company's pro forma information follows:

                                                  Years ended December 31
                                            2004         2003          2002
                                          -------------------------------------

Net income (loss)                          $1,953      $(14,158)    $(16,655)
Estimated pro forma compensation
   expense from stock options                (105)          (18)         (84)
                                          -------------------------------------
       Pro forma net income (loss)         $1,848      $(14,176)    $(16,739)
                                          =====================================

Pro forma income (loss) per share:
       Basic                               $  .54      $  (4.12)    $  (4.86)
       Diluted                                .53         (4.12)       (4.86)

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $5,839, $4,765 and $5,105 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

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

Under its stock option plans, Congoleum grants stock options to employees and non-employee directors. Congoleum's outstanding stock options may have a dilutive effect on American Biltrite's earnings per share. The dilutive effect of Congoleum's stock options is determined based on Congoleum's diluted earnings per share and the number of shares of Congoleum stock owned by American Biltrite.

Recently Issued Accounting Principles

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and determining the effect on the Company's consolidated results of operations and whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

1.    Significant Accounting Policies (continued)

In November 2001, Emerging Issues Task Force (EITF) issue 01-9, Accounting for Consideration Given by Vendor to Customer or Reseller of the Vendor's Products, was issued. The Company adopted EITF 01-9 effective January 1, 2002 as required. This issue addresses the manner in which companies account for sales incentives to their customers. The Company's current accounting policies for the recognition of costs related to these programs, which is to accrue for costs as benefits are earned by the Company's customers, are in accordance with the consensus reached in this issue. The Company has reclassified amounts previously recorded in selling, general and administrative expense as a reduction in net sales. The impact for the twelve month's ending December 31, 2002 was a reduction of net sales and of selling, general and administrative expenses of $4.1 million.

Reclassifications

Certain amounts in prior years have been reclassified to permit comparison with 2004 classifications.

2.    Inventories

Inventories at December 31 consisted of the following:

                                                     2004             2003
                                                --------------------------------

     Finished goods                                $54,597          $62,072
     Work-in-process                                 9,207            7,953
     Raw materials and supplies                     12,232           11,455
                                                --------------------------------

                                                   $76,036          $81,480
                                                ================================

At December 31, 2004, domestic inventories determined by the LIFO inventory method amounted to $47,630 ($54,874 at December 31, 2003). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $948 higher and $2,080 lower at December 31, 2004 and 2003, respectively.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

3.    Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows:

                                                    2004             2003
                                              --------------------------------

      Land and improvements                      $  5,526         $  5,526
      Buildings                                    74,690           73,535
      Machinery and equipment                     267,620          258,367
      Construction-in-progress                      2,289            6,350
                                              --------------------------------
                                                  350,125          343,778
      Less accumulated depreciation               226,055          209,493
                                              --------------------------------

                                                 $124,070         $134,285
                                              ================================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were $200 for 2004 and $300 for each of the years 2003 and 2002.

Depreciation expense amounted to $16,994, $17,414 and $16,508 in 2004, 2003 and 2002, respectively.

4.    Accrued Expenses

Accrued expenses at December 31 consisted of the following:

                                                          2004          2003
                                                      --------------------------

      Accrued advertising and sales promotions          $24,260       $21,771
      Employee compensation and related benefits          9,138         7,018
      Interest                                              191         3,879
      Environmental liabilities                           1,000         1,559
      Royalties                                           1,118         1,205
      Income taxes                                        3,709           130
      Other                                               9,189         6,829
                                                      --------------------------

                                                        $48,605       $42,391
                                                      ==========================

As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2004 (see Note 9).

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

5.    Financing Arrangements

Long-term debt at December 31 consisted of the following:

                                                   2004             2003
                                              ------------------------------

      8 5/8% Senior Notes, due 2008             $     --         $ 99,773
      Note Purchase Agreement                     20,000           20,000
      Other Notes                                  4,201            5,142
                                              ------------------------------
                                                  24,201          124,915
      Less current portion                        21,411           21,289
                                              ------------------------------

                                                 $ 2,790         $103,626
                                              ==============================

8 5/8% Senior Notes due 2008

On August 3, 1998, Congoleum issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. The Indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. During 2003, the indenture was amended to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. In addition, due to the Chapter 11 proceedings, Congoleum was precluded from making the interest payments due February 1, 2004 and August 1, 2004 on the Senior Notes. The amount of accrued interest that was not paid on the Senior Notes on those dates was approximately $8.6 million (not including accrued interest on overdue interest). The amount of interest accrued at December 31, 2004 was approximately $12.7 million. As of December 31, 2004, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.8 million. These amounts, plus $495 of accrued interest on the interest due but not paid on February 1, 2004 and August 1, 2004 are included in liabilities subject to compromise on the balance sheet.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

5.    Financing Arrangements (continued)

Note Purchase Agreement

During the third quarter of 2001, ABI entered into a Note Purchase and Private Shelf Agreement with Prudential Insurance Company (the "Prudential Agreement"). Under the terms of this agreement, ABI borrowed $20,000 and used the proceeds to retire existing long-term and revolving debt. The terms of the Prudential Agreement were modified during 2004 to revise covenants and certain other terms to conform with revisions to the Company's revolving credit agreement with respect to financial covenants for periods ending before December 31, 2004. These amendments also granted the lender a security interest, shared with the revolving credit lender, in certain receivables, inventory, and fixed assets. In December 2004, the Company was granted a temporary waiver for any event of default resulting from failure to meet financial covenants under the Prudential Agreement as of December 31, 2004, which expires on March 30, 2005. The Company has requested an amendment to the Prudential Agreement that would result in compliance with all financial covenants as of December 31, 2004 and contains covenant modifications for periods ending on or after March 31, 2005, which it expects to receive. The notes under the Prudential Agreement bear interest at 9.91% (reducing to 7.91% if a lower ratio of debt to EBITDA, as defined in the Prudential Agreement, is attained). Principal is repayable in five annual $4,000 installments beginning August 28, 2006.

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 25,000 Belgian francs (US $681 at the foreign currency exchange rate in effect when the loan was obtained) and 2,700 Singapore dollars (US $1,534 at the foreign currency exchange rate in effect when the loan was obtained). The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (5.0% at December 31, 2004) for the Singapore loan. The loans are secured by the property acquired.

The Company, through a Canadian subsidiary, was party to a credit agreement providing a $7,500 Canadian dollar (US$4,712 at the foreign currency exchange rate in effect when the credit agreement was obtained) capital loan and an operating loan facility of $10,000 Canadian dollars (US$8,301 at the December 31, 2004 foreign currency exchange rate). At December 31, 2004, the amounts outstanding and available for borrowing under the operating loan were $9,078 (US$7,536) and $922 (US$765), respectively.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

5.    Financing Arrangements (continued)

Revolving Credit Agreements

ABI is party to a revolving credit agreement that provides for borrowings of up to $20,000 (depending on levels of inventory, receivables, and fixed assets) through January 1, 2006, with interest varying based upon the Company's leverage ratio (as defined in that agreement). This agreement has been amended to modify certain terms, including making financial covenants less restrictive. This agreement as amended provides for a commitment fee based on the average daily unused portion of the commitment, which varies depending on the leverage ratio. Borrowings under the revolving credit agreement and the note purchase agreement are secured by certain of the assets of certain of the Company's subsidiaries. At December 31, 2004, the Company did not have any amounts outstanding under this agreement. Unused borrowing availability under this agreement at December 31, 2004 was $15,604.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing (as amended) provides an eighteen month revolving credit facility with borrowings up to $30 million. Interest is based on .75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum levels of EBITDA. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financial agreement must be met in order for the Company to borrow from the facility. The Company was in compliance with these covenants at December 31, 2004. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2004, based on the level of receivables and inventory, $18.7 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $9.5 million was utilized by the revolving loan. The Company anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its plan of reorganization. While the Company expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that the Company will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility will be renewed beyond its expiration of June 30, 2005.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

5.    Financing Arrangements (continued)

The terms of certain of the Company's loan agreements include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures. Certain agreements also have covenants requiring maintenance of minimum net worth levels, current ratios, and fixed charge coverage ratios and maximum debt levels and debt to EBITDA ratios. Retained earnings, which were unrestricted as to such distributions, amounted to $1,453 at December 31, 2004.

Interest paid on all outstanding debt amounted to $3,338 in 2004, $11,500 in 2003 and $10,796 in 2002. As noted above, in connection with its Chapter 11 bankruptcy proceedings, Congoleum did not pay the interest due on its $100 million 8 5/8% Senior Notes during 2004.

Principal payments on the Company's long-term obligations due in each of the next five years are as follows:

                   2005                    $21,411
                   2006                      1,414
                   2007                        173
                   2008                        115
                   2009                         79

6.    Other Liabilities

Other liabilities at December 31 consisted of the following:

                                                          2004          2003
                                                      --------------------------

    Pension benefit obligations                         $ 2,615       $26,278
    Environmental remediation and product
          related liabilities                             4,680         9,304
    Other postretirement benefits                            --         8,517
    Deferred income taxes                                16,531         8,834
    Accrued workers' compensation                            --         5,130
    Other                                                 1,411         2,887
                                                      --------------------------

                                                        $25,237       $60,950
                                                      ==========================

As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2004 (see Note 9).

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

7.    Pension Plans

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

During the third quarter of 2004, the Company adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"). The Medicare Act provides for a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide benefits that are at least actuarially equivalent to Medicare Part D. Although detailed regulations necessary to implement the Medicare Act have not yet been finalized, the Company believes that drug benefits offered under Other Benefit plans will qualify for the subsidy under Medicare Part D. The effects of this subsidy were factored into the Company's 2004 annual expense. The reduction in the benefit obligation attributable to past service cost was approximately $74 and has been reflected as an actuarial gain. The reduction in expense for 2004 related to the Medicare Act is approximately $18.

The following summarizes the change in the benefit obligation; the change in plan assets; the funded status; and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

                                                                  Pension Benefits               Other Benefits
                                                                 2004          2003            2004          2003
                                                             -------------------------      -------------------------
Change in Benefit Obligation:
   Benefit obligation at beginning of year                     $94,037       $81,106          $9,177        $8,341
     Service cost                                                1,996         1,854             170           189
     Interest cost                                               5,598         5,440             484           546
     Plan participants contributions                               168           162
     Amendments                                                     --           305
     Actuarial (gain) loss                                      (1,661)        9,351            (760)          610
     Medicare Rx subsidy                                                                         (74)           --
     Foreign currency exchange rate changes                        776         1,427
     Benefits paid                                              (5,957)       (5,608)           (455)         (509)
                                                             -------------------------      -------------------------

   Benefit obligation at end of year                           $94,957       $94,037          $8,542        $9,177
                                                             ==========================     =========================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

7.    Pension Plans (continued)

                                                       Pension Benefits        Other Benefits
                                                       2004        2003        2004      2003
                                                    ------------------------------------------
Change in Plan Assets
   Fair value of plan assets at beginning of year   $ 68,175    $ 56,577
     Actual return on plan assets                      6,160      10,504
     Employer contribution                             5,754       4,752
     Plan participants contribution                      168         162
     Foreign currency exchange rate changes              870       1,788
     Benefits paid                                    (5,957)     (5,608)
                                                    --------------------

   Fair value of plan assets at end of year         $ 75,170    $ 68,175
                                                    ====================

Funded (Unfunded) status                            $(19,787)   $(25,862)   $(8,542)   $(9,177)
Unrecognized net actuarial loss                       18,271      22,504        (35)       848
Unrecognized transition obligations                     (281)       (301)      (141)      (603)
Unamortized prior service cost                           852         401
                                                    --------------------    ------------------

Accrued benefit cost                                $   (945)   $ (3,258)   $(8,718)   $(8,932)
                                                    ====================    ==================

Accumulated benefit obligation at end of year       $ 88,042    $ 87,766
                                                    ====================

Some of the Company's pension plans have projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets. The aggregate benefit obligations and fair value of plans assets for such plans as of December 31, 2004 and 2003 are as follows:

                                                       2004          2003
                                                   --------------------------
PBO greater than plan assets
   Projected benefit obligation                      $84,343       $84,759
   Fair value of plan assets                          62,865        57,608
ABO greater than plan assets
   Accumulated benefit obligation                     80,046        70,962
   Fair value of plan assets                          62,865        47,404

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

7.  Pension Plans (continued)

The net amount for pension and other postretirement benefits recognized in the balance sheet as of December 31, 2004 and 2003 are as follows:

                                       Pension Benefits        Other Benefits
                                       2004        2003        2004       2003
                                     --------------------    -------------------

Accrued benefit liability            $(19,552)   $(26,278)   $(8,718)   $(8,517)
Accrued expenses                         (166)         --         --       (415)
Prepaid benefit obligation                 --         111
Intangible asset                          228         328
Deferred tax asset                         --       2,197
Accumulated other comprehensive loss   18,545      20,384
                                     --------------------    -------------------

Net amount recognized                $   (945)   $ (3,258)   $(8,718)   $(8,932)
                                     ====================    ===================

The accrued pension benefit liability as of December 31, 2004 includes Congoleum's pension liability of $16,936. The accrued other benefits liability is Congoleum's liabilities for post-retirement benefits. These amounts have been included in liabilities subject to compromise as of December 31, 2004 (see Note
9).

The components of net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                  Pension Benefits              Other Benefits
                                             2004       2003       2002     2004     2003     2002
                                           -----------------------------    -----------------------
   Service cost                            $ 1,996    $ 1,854    $ 1,587    $ 170    $ 189    $ 157
   Interest cost                             5,598      5,440      5,314      484      546      522
   Expected return on plan assets           (4,832)    (4,052)    (5,513)
   Recognized net actuarial loss (gain)      1,375      1,499        442       49       34       14
   Amortization of transition obligation      (114)      (111)        71
   Amortization of prior service cost         (198)      (206)      (195)    (462)    (462)    (462)
                                           -----------------------------    -----------------------

Net periodic benefit cost                  $ 3,825    $ 4,424    $ 1,706    $ 241    $ 307    $ 231
                                           =============================    =======================

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of year-end were as follows:

                                                 2004                2003
                                           -----------------   -----------------
   Discount rate                             6.10% - 6.25%           6.25%
   Rate of compensation increase             4.00% - 5.50%       4.00% - 5.00%

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

7.    Pension Plans (continued)

The weighted-average discount rate used to determine the benefit obligation for the Other Benefits as of year-end was 6.25% and 6.75% for 2004 and 2003, respectively.

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

                                                      2004                   2003                   2002
                                                -----------------      -----------------      -----------------
Discount rate                                     6.10% - 6.25%          6.25% - 6.75%              6.75%
Expected long-term return on plan assets          7.00% - 7.50%          7.00% - 7.50%          7.00% - 9.00%
Rate of compensation increase                     4.00% - 5.50%          4.00% - 5.50%          4.25% - 5.00%

The weighted-average discount rate used to determine net periodic benefit cost related to the Other Benefits was 6.25% for 2004 and 6.75% for 2003.

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

Assumed healthcare cost trend rates as of year-end were as follows:

                                                                December 31
                                                              2004      2003
                                                           ---------------------

Healthcare cost trend rate assumed for next year               9.0%      9.0%
Ultimate healthcare cost trend rate                            5.0%      5.0%
Year that the assumed rate reaches the ultimate rate          2010      2009

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

7.    Pension Plans (continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                                         1 Percentage Point      1 Percentage Point
                                                                              Increase                Decrease
                                                                         ------------------      ------------------
Effect on total of service and interest cost components                         $ 57                    $ 51
Effect on post-retirement benefit obligation                                     615                     562

For the pension plan, the weighted-average asset allocation at December 31, 2004 and 2003, by asset category, are as follows:

                                                December 31
                                           2004             2003
                                       ------------------------------

    Equity securities                       59%              59%
    Debt securities                         38%              40%
    Other                                    3%               1%
                                       ------------------------------

    Total                                  100%             100%
                                       ==============================

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

The primary objective for the plan is to provide long-term capital appreciation primarily through investment in equity and debt securities. The Company's target asset allocation is consistent with the weighted-average allocation at December 31, 2004.

The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

7.    Pension Plans (continued)

Contributions

Congoleum expects to contribute $5.3 million to its pension plan and $0.5 million to its other postretirement plan in 2005. No contributions are required for the American Biltrite pension plans during 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2004.

                                                        Other Benefits
                                                ----------------------------
                                                                     Not
                                                Reflecting        Reflecting
                                Pension         Medicare Rx      Medicare Rx
                               Benefits           Subsidy          Subsidy
                               --------         -----------      -----------

     2005                      $ 5,906             $  496           $  496
     2006                        6,025                499              512
     2007                        6,161                555              567
     2008                        6,273                607              618
     2009                        6,421                616              627
     2010 - 2014                34,726              3,790            3,832

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% to 20% of compensation with the Company partially matching contributions. Defined contribution pension expense for the Company was $982, $984 and $1,788 for the years ended December 31, 2004, 2003, and 2002, respectively.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $5,957 in 2004, $5,894 in 2003 and $6,079 in 2002.

Future minimum payments relating to operating leases are as follows:

      2005                                          $ 4,721
      2006                                            3,706
      2007                                            3,355
      2008                                            2,765
      2009                                            2,448
      Thereafter                                      2,090
                                                    -------

      Total future minimum lease payments           $19,085
                                                    =======

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products. Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms. These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts.

Future minimum royalty and advertising payments are as follows:

      2005                                          $2,163
      2006                                           2,217
      2007                                              33
                                                    ------

      Total future minimum royalty payments         $4,413
                                                    ======

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

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

As of December 31, 2004 and 2003, liabilities of Congoleum comprised the substantial majority of the environmental and other liabilities reported on the Company's consolidated balance sheets as shown in the following table. As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2004. Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. However, since Congoleum is included in ABI's consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in the accompanying consolidated financial statements. Congoleum has filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of a plan to resolve its asbestos-related liabilities. See Notes 1 and 9 for a discussion of this subject.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

The following table summarizes American Biltrite's and Congoleum's recorded assets and liabilities for environmental, asbestos and other contingencies:

                                                                           December 31
                                                                   2004                   2003
                                                          Liability  Receivable   Liability  Receivable
                                                          ---------------------   ---------------------
American Biltrite
   Environmental liabilities
     Accrued expenses                                      $ 1,000                 $   725
     Other liabilities, non-current                          4,680                   4,099
     Other assets, non-current                                  --     $ 2,118          --     $ 1,220
                                                          ---------------------   ---------------------
                                                             5,680       2,118       4,824       1,220
   Asbestos product liability
     Asbestos-related liabilities, non-current               7,500          --      10,700
     Insurance for asbestos-related liabilities                 --       7,500          --      10,700
                                                          ---------------------   ---------------------
                                                             7,500       7,500      10,700      10,700
   Other
     Other liabilities, non-current                                                    100          --
                                                          ---------------------   ---------------------
                                                                --          --         100          --
                                                          ---------------------   ---------------------

                                                           $13,180     $ 9,618     $15,624     $11,920
                                                          =====================   =====================

Congoleum
   Environmental liabilities
     Accrued expenses                                                              $   834
     Liabilities subject to compromise, current            $   640
     Liabilities subject to compromise, non-current          3,956
     Other liabilities, non-current                                                  4,451
     Other assets, non-current                                  --     $ 2,105          --     $ 2,689
                                                          ---------------------   ---------------------
                                                             4,596       2,105       5,285       2,689
   Asbestos product liability
     Asbestos-related liabilities, current                  21,079                   7,081
     Asbestos-related liabilities, non-current               2,738                   2,738
     Other assets, current                                      --       1,509          --       3,587
     Other assets, non-current                                  --       7,300
                                                          ---------------------   ---------------------
                                                            23,817       8,809       9,819       3,587
   Other
     Liabilities subject to compromise, current                854          --
     Liabilities subject to compromise, non-current             31          --
     Other liabilities, non-current                                                    996          --
     Other assets, non-current                                  --         130          --         130
                                                          ---------------------   ---------------------
                                                               885         130         996         130
                                                          ---------------------   ---------------------
                                                           $29,298     $11,044     $16,100     $ 6,406
                                                          =====================   =====================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

                                                                                 December 31
                                                                     2004                          2003
                                                            Liability    Receivable       Liability    Receivable
                                                           --------------------------    --------------------------
Consolidated
   Environmental liabilities
     Accrued expenses                                         $ 1,000                        $ 1,559
     Liabilities subject to compromise, current                   640
     Liabilities subject to compromise, non-current             3,956
     Other liabilities, non-current                             4,680                          8,550
     Other assets, non-current                                     --       $ 4,223               --       $ 3,909
                                                           --------------------------    --------------------------
                                                               10,276         4,223           10,109         3,909
   Asbestos product liability
     Asbestos-related liabilities, current                     21,079                          7,081            --
     Asbestos-related liabilities, non-current                 10,238                         13,438            --
     Other assets, current                                         --         1,509               --         3,587
     Insurance for asbestos-related liabilities                    --         7,500               --        10,700
     Other assets, non-current                                     --         7,300
                                                           --------------------------    --------------------------
                                                               31,317        16,309           20,519        14,287
   Other
     Liabilities subject to compromise, current                   854            --
     Liabilities subject to compromise, non-current                31            --
     Other liabilities, non-current                                                            1,096            --
     Other assets, non-current                                     --           130               --           130
                                                           --------------------------    --------------------------
                                                                  885           130            1,096           130
                                                           --------------------------    --------------------------

                                                              $42,478       $20,662          $31,724       $18,326
                                                           ==========================    ==========================

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,838 pending claims involving approximately 2,928 individuals as of December 31, 2004. These claims relate to products of the Tile Division, which was acquired by Congoleum. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31 was as follows:

                                              2004         2003
                                         ---------------------------

      Claims at January 1                    1,954          884
      New claims                               678        1,367
      Settlements                              (20)         (14)
      Dismissals                              (774)        (283)
                                         ---------------------------

      Claims at December 31                  1,838        1,954
                                         ===========================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

The total indemnity costs incurred to settle claims during 2004 and 2003 were $1,320 and $270, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $2.0 in 2004 and $0.9 in 2003. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in factors could have a material impact on the Company's liability. For example, it is estimated that a 1% decrease in the Company's dismissal rate would result in a 19% increase in liability assuming all other variables remained constant.

The Company utilizes an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claim costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, and based upon consultations with third party advisors, the Company believes that five years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2010 was $7,500 to $19,400 as of December 31, 2004. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $7,500 in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $7,500 at December 31, 2004, which has been included in other assets. These amounts were based on currently known

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company's accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company's existing reserves. The Company will continue to vigorously defend itself and believes it has substantial insurance coverage to mitigate future costs related to this matter.

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

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. At one of the four sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is between $30,000 and $65,000. In addition, the Environmental Protection Agency (the "EPA") has estimated its reimbursable costs to be approximately $15,000. ABI's and Ideal's share of the aggregate assessments to the PRPs to date is approximately $159. Subject to a final allocation among the PRPs, ABI's and Ideal's aggregate share of the EPA's past costs and the future remediation costs is currently estimated to be between $508 and $900. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At another site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). The currently estimated aggregate future cost of remediation and associated transactional costs at

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

the ILCO Site ranges from $2,500 to $11,000. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated future remediation costs range from approximately $16 to about $365. These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI. A substantial share of ABI's future remediation costs with respect to the ILCO site will be payable over the next one to five years.

There are two EPA sites in Georgia. At one of the EPA sites, ABI has been named along with seven other PRPs with respect to three neighborhood sites ("Sites") in Atlanta, Georgia where properties within the boundaries of the Sites contain lead in the surface soil in concentrations that exceed the EPA's residential lead screening level. The EPA has requested that ABI sign an Administrative Order on Consent ("AOC"). ABI has reviewed the EPA notification letter and the AOC and is assessing its responsibility with respect to the Sites and whether it is in its interest to sign the consent order. The former owners have signed an AOC and will remediate the sites and seek contribution from the other PRPs. At the other site in Fulton County (together with the "Sites," the "Georgia Sites"), a former smelting and refinery site, ABI has not entered into any negotiations with other PRP's or the site owner. ABI believes, based upon current information available, that its liability at either site will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at these Georgia sites.

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

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site. Olin has estimated that the total response costs for 2005 will be approximately $6,400. For costs beyond 2005, ABI has estimated the range to be between $20,000 and $59,000. As of December 31, 2004, ABI has estimated its potential liability for Olin to be in the range of $4,400 and $13,800 after allocation for Olin's internal costs and before any recoveries from insurance and TBC.

The State of Maine Department of Environmental Protection has put the present owner of a former ABI plant on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be approximately $1,100. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs incurred by ABI at this site.

ABI also is potentially responsible for response and remediation costs with respect to three state-supervised sites, two sites in Massachusetts, and one in New York. At these three sites, ABI's liability will be based upon disposal of allegedly hazardous waste material from its current and former plants. While the exact amount of the future costs to ABI resulting from its liability is indeterminable due to such unknown factors as the magnitude of clean-up costs, the timing and extent of the remedial actions that may be required, determination of ABI's liability in proportion to other responsible parties and the extent to which costs may be recoverable from insurance, ABI believes, based upon current information available, that its liability for these sites will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs incurred by ABI at these sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the Southington Site, the ILCO Site, the Georgia Sites, the Olin Site and the state supervised sites in Maine, Massachusetts and New York. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1,900 for past and current environmental claims. One carrier has agreed to reimburse the Company for 2.5% for Olin's future environmental expenses, $46 of which was reimbursed through December 31, 2004 and which reimbursement, pursuant to ABI's agreement with TBC, was shared 37.5% with TBC. ABI and its other carriers continue to discuss ABI's remaining demands for insurance coverage for these sites.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

In accordance with SFAS No. 5, Accounting for Contingencies, ABI maintains a reserve of approximately $5.7 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs described above based on facts and circumstances known to the Company at the present time. The Company has also recorded a receivable of $2.1 million for ABI's estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods. To mitigate these risks, the Company closely monitors existing and potential environmental matters.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and is seeking confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. See Note 9.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA, and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings currently relate to eight disposal sites in New Jersey, Pennsylvania and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA, and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater treatment system was installed thereafter. EPA recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater remediation has not been completed. The PRP group estimated that future costs of the remedy selected by the EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7% or $0.7 million.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

8.    Commitments and Contingencies (continued)

The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount, with the balance to be funded by other insurance carriers and Congoleum.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has self-guaranteed certain remediation funding sources and financial responsibilities for clean-up and removal activities arising from operating manufacturing plants in New Jersey. Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation are primarily based on engineering studies.

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

9. Congoleum Asbestos Liabilities and Planned Reorganization

On December 31, 2003 Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of New Jersey. These Chapter 11 cases are being jointly administered as Case No. 03-51524 (KCF), styled In re Congoleum Corporation, et al., and were commenced in order to resolve Congoleum's asbestos-related liabilities and any future asbestos-related liability that might be asserted against Congoleum. During 2003, Congoleum obtained the asbestos personal injury claimant votes necessary for approval of a proposed pre-packaged Chapter 11 plan of reorganization, and, in January 2004, filed its pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representatives and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004 and has scheduled a

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

9.    Congoleum Asbestos Liabilities and Planned Reorganization (continued)

hearing to begin April 12, 2005 to consider confirmation of the plan. Congoleum has solicited and received the acceptances necessary for confirmation of its plan. However, there can be no assurance that the confirmation hearing will not be rescheduled to a later date, that the proposed plan of reorganization will not be modified further, that the Bankruptcy Court will approve the plan, or that the proposed plan, if confirmed, will become effective. Congoleum currently expects that the confirmation hearings will transpire over a number of months. Congoleum is also involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos-related liabilities, and certain insurance carriers have filed various objections to Congoleum's plan of reorganization and related matters. It is expected that these or other insurance carriers will file objections to the recently filed modified plan of reorganization. Other parties have also filed or may file various objections to Congoleum's plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. Under Congoleum's proposed plan of reorganization, after the establishment of the trust to be established pursuant to the provisions of section 524(g) of the United States Bankruptcy Code upon confirmation of the plan of reorganization, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims subject to the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to the Plan Trust.

The modified plan, if confirmed, would leave most non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The plan of reorganization would provide for, among other things, an assignment of, or grant a security interest in, certain rights in, and proceeds of, Congoleum's applicable insurance to a plan trust established under Section 524(g) of the Bankruptcy Code that would fund distributions to pending and future asbestos claims, provide for the issuance of an injunction that would protect Congoleum from all future asbestos-related litigation and liabilities by channeling all current and future asbestos claims to the plan trust. General unsecured creditors would be unimpaired under the plan.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

9.    Congoleum Asbestos Liabilities and Planned Reorganization (continued)

The proposed plan and collateral trust agreement (agreement related to the Collateral Trust), as modified, would obligate Congoleum, together with the plan trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the collateral trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and plan trust agreement at $3.0 million. In addition, the plan would further obligate Congoleum to fund any actual costs in excess of $2.0 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

ABI expects that, as part of Congoleum's plan of reorganization, Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former Tile Division operations not covered by ABI insurance will be channeled to the plan trust established under
Section 524(g) of the Bankruptcy Code pursuant to Congoleum's Chapter 11 plan of reorganization. ABI further expects that, under the plan, Congoleum's indemnification obligations to ABI with respect to current and future asbestos property damage claims related to ABI's former Tile Division operations not covered by ABI insurance will be disallowed and expunged, resulting in no further obligations of Congoleum to indemnify ABI for such claims and no right of ABI to receive payments for such claims from the plan trust. ABI and Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250 thousand in cash from ABI and a note from Congoleum in an initial aggregate principal amount of approximately $2.7 million, with payment of such contribution secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. ABI does not expect that Congoleum's note contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The principal amount of the note that Congoleum will contribute to the trust under the proposed plan is subject to increase based upon the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization, which could be materially higher. For example, if the adjustment amount were calculated for the period ended December 31, 2004, the resulting adjustment amount would be $17.8 million. The proposed plan also provides for a possible additional contribution by ABI to the plan trust in the event ABI sells its interest in Congoleum during the three-year period beginning on the first anniversary of confirmation of Congoleum's plan of reorganization. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the note contributed by Congoleum to the plan trust outstanding as of the measurement date for determining whether the principal amount of that note would be increased and after taking into account any such increase in the principal amount.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

While Congoleum believes its plan is feasible and in the best interest of all Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome of Congoleum's Chapter 11 case can be given. Congoleum expects that its remaining costs to confirm and effect its proposed plan of reorganization, consisting principally of legal and advisory fees and contributions to the Plan Trust will be approximately $9.3 million at a minimum.

Liabilities Subject to Compromise

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

Liabilities subject to compromise at December 31, 2004 were as follows:

Current
  Pre-petition other payables and accrued interest          $  14,225
Non-current
  Debt (at face value)                                        100,000
  Pension liability                                            16,936
  Other post-retirement benefit obligation                      8,303
  Pre-petition other liabilities                               12,051
                                                            ---------
                                                              137,290
Elimination--Payable to American Biltrite                        (186)
                                                            ---------
                                                              137,104
                                                            ---------

Total liabilities subject to compromise                     $ 151,329
                                                            =========

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

                                                           2004          2003
                                                        -----------------------
      Deferred tax assets:
        Accruals and reserves                            $ 19,687      $ 15,525
        Net operating losses and credit carryforwards       8,037         7,524
                                                        -----------------------
      Total deferred tax assets                            27,724        23,049
      Less valuation allowance                              5,331         2,321
                                                        -----------------------
      Net deferred tax assets                              22,393        20,728

      Deferred tax liabilities:
        Depreciation                                       15,789        16,523
        Insurance                                           5,796         2,308
        Inventory                                           2,799         4,061
        Foreign taxes                                         957         1,095
        Other                                                 947           179
                                                        -----------------------
      Total deferred tax liabilities                       26,288        24,166
                                                        -----------------------

      Net deferred tax liability                         $ (3,895)     $ (3,438)
                                                        =======================

Credit carryforwards consisted primarily of alternative minimum tax credits and state tax credits.

At December 31, 2004 and 2003, the Company had available federal net operating loss carry forwards of approximately $6.6 million and $19.1 million, respectively. These carry forwards were generated from Congoleum's losses and may be utilized to offset Congoleum's future taxable income. The Company has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized. The federal loss carry forwards will begin to expire in 2023.

During 2004, 2003 and 2002, Congoleum recorded a minimum pension liability adjustment. Deferred taxes were adjusted accordingly, and the tax effect reduced or increased Congoleum's retained earnings. The tax charge (benefit) to retained earnings was $1,588, $(2,767) and $(3,512) for the years ended December 31, 2004, 2003 and 2002, respectively. The consolidated statement of stockholders' equity reflects ABI's proportionate share of the net adjustment to retained earnings.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

10. Income Taxes (continued)

The components of income (loss) before the provision for income taxes (and other items) for the years ended December 31 are as follows:

                                          2004            2003           2002
                                    -------------------------------------------

       Domestic                         $ 1,870        $(12,607)       $(12,758)
       Foreign                           (1,062)          2,661             945
                                    -------------------------------------------

                                        $   808        $ (9,946)       $(11,813)
                                    ===========================================

Significant components of the (benefit from) provision for income taxes for the years ended December 31 were as follows:

                                           2004            2003            2002
                                    -------------------------------------------
       Current:
         Federal                        $   159        $ (1,856)       $ (2,612)
         Foreign                           (119)            727             259
         State                              708             334             432
                                    -------------------------------------------
       Total current                        748            (795)         (1,921)

       Deferred:
         Federal                         (3,525)         (2,052)          2,341
         Foreign                           (257)            (27)            830
         State                           (1,657)           (449)             (2)
         Valuation allowance              3,010              --              --
                                    -------------------------------------------
       Total deferred                    (2,429)         (2,528)          3,169
                                    -------------------------------------------

                                        $(1,681)       $ (3,323)       $  1,248
                                    ===========================================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

10. Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 was as follows:

                                             2004         2003         2002
                                          ---------------------------------

      U.S. statutory rate                    34.0%        34.0%        34.0%
      State income taxes, net of federal
        benefits and valuation allowance    (14.8)         1.0         (5.0)
      Change in valuation allowance         272.7           --           --
      Benefit of net operating losses      (496.5)          --           --
      Undistributed domestic earnings          --           --         10.0
      Reorganization expenses                  --           --        (24.9)
      Goodwill impairment                      --           --        (14.1)
      Other                                  (3.4)        (1.6)       (10.6)
                                          ---------------------------------

      Effective tax rate                   (208.0)%       33.4%       (10.6)%
                                          =================================

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued FASB Staff Position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FAS 109-2). FAS 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109's exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through December 31, 2004, the Company has not provided U.S. income taxes on approximately $22,621 of unremitted foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether the Company will ultimately utilize and benefit from the Act depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, the Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries, except in instances where the Company can remit such earnings with a significant associated tax cost. Absent the repatriation incentive of the Act, the Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if the Company remitted the foreign earnings to the U.S. would be approximately $1.2 million.

During 2004, the Company received net income tax refunds of $3,981. Income taxes paid in 2003 and 2002 amounted to $434 and $1,853, respectively.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

11. Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in certain minimum pension liabilities in other comprehensive income.

Components of other comprehensive income (loss) for the years ended December 31 consisted of the following:

                                                    2004       2003        2002
                                                 ------------------------------

Foreign currency translation adjustments          $1,301   $  3,181    $      2
Change in minimum pension liability                1,839     (2,937)    (11,336)
                                                 ------------------------------

                                                  $3,140   $    244    $(11,334)
                                                 ==============================

Accumulated balances related to each component of other comprehensive loss as of December 31, net of related taxes, were as follows:

                                                  2004          2003
                                             ----------------------------

Foreign currency translation adjustments        $   (119)     $ (1,420)
Minimum pension liability                        (15,797)      (17,636)
                                             ----------------------------

                                                $(15,916)     $(19,056)
                                             ============================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

12. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31:

                                                   2004       2003        2002
                                              ---------------------------------
Numerator:
  Net income (loss)                               $1,953   $(14,158)   $(16,655)
                                              =================================
Denominator:
  Basic income per share:
    Weighted-average shares                        3,442      3,442       3,442
    Dilutive employee stock options                   16         --          --
                                              ---------------------------------
  Diluted income per share:
    Adjusted weighted-average shares and
      assumed conversions                          3,458      3,442       3,442
                                              =================================

  Basic income (loss) per share                   $ 0.57   $  (4.11)   $  (4.84)
                                              =================================

  Diluted income (loss) per share                 $ 0.54   $  (4.11)   $  (4.84)
                                              =================================

Diluted earnings per share for the year ended December 31, 2004 includes the dilutive effect of Congoleum's stock options during the year. The impact of Congoleum's dilutive stock options was $0.02 per share and was determined based on Congoleum's diluted earnings per share of $0.35 for the year ended December 31, 2004. During 2003 and 2002, Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share.

13. Stock Option Plans

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

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

13. Stock Option Plans (continued)

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan at no cost to them. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions that limit the sale and transfer of these SARs and restricted stock, participants are entitled to all the rights of a shareholder.

The following tables summarize information about ABI's stock options:

                                           2004                2003                 2002
                                   ---------------------------------------------------------------
                                             Weighted-           Weighted-             Weighted-
                                              Average             Average               Average
                                              Exercise            Exercise              Exercise
                                    Shares     Price     Shares    Price      Shares     Price
                                   ---------------------------------------------------------------

Outstanding at beginning of year    228,500     $22.04   469,940    $19.48   510,440     $19.57
Granted                             261,500       9.66     3,500      7.10     3,500      12.20
Exercised                                --         --        --        --        --         --
Forfeited                            (4,000)     16.64  (244,940)    16.90   (44,000)     19.94
                                   --------             --------            --------

Outstanding at end of year          486,000     $15.42   228,500    $22.04   469,940     $19.48
                                   ========             ========            ========

Options exercisable at end of year  223,300              218,100             468,457

Available for grant at end of year   97,020              354,520             113,080

                                                                              Weighted-Average
                                   Weighted-                     Weighted-       Remaining
                 Outstanding at     Average    Exercisable at     Average       Contractual
    Range of      December 31,     Exercise     December 31,      Exercise          Life
 Exercise Price       2004           Price          2004           Price          (Years)
 ----------------------------------------------------------------------------------------------

  $7.10-$14.00      272,500         $  9.74         13,000          $11.37          9.31
  $14.01-$17.25      21,000          $14.82         17,800          $14.96          5.07
 $17.26-$23.625     192,500          $23.53        192,500          $23.53          2.40

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

13. Stock Option Plans (continued)

Congoleum Stock Option Plans

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

The following table summarizes information about Congoleum's stock options:

                                                  2004                2003                 2002
                                          ---------------------------------------------------------------
                                                    Weighted-            Weighted-            Weighted-
                                                     Average              Average              Average
                                                     Exercise            Exercise              Exercise
                                           Shares     Price     Shares     Price     Shares     Price
                                          ---------------------------------------------------------------

Outstanding at beginning of year           668,000     $1.99    691,500     $2.10   686,500      $9.91
Granted                                     41,000      1.98     30,500      0.39   682,000       2.05
Canceled                                        --        --         --        --  (677,000)      9.97
Exercised                                     (400)     2.05         --        --        --         --
Forfeited                                   (5,100)     2.07    (54,000)     2.05        --         --
                                          --------             --------            --------

Outstanding at end of year                 703,500      1.99    668,000      2.02   691,500       2.10
                                          ========             ========            ========

Options exercisable at end of year         269,900      1.98    142,800      2.13    14,900       3.58

Available for grant at end of year         144,100              180,000             156,500

Weighted-Average Remaining
   Contractual Life of Options
   Outstanding (Years)                        7.64                 8.53                9.50


                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

14. Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape products, jewelry, and a Canadian division that produces flooring and rubber products. The flooring segment consists of Congoleum, which manufactures vinyl and vinyl composition floor coverings and sells them primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape products segment consists of two production facilities in the United States, and finishing and sales facilities in Belgium and Singapore. The tape products segment manufactures paper, film, HVAC, electrical, shoe, and other tape products for use in industrial and automotive markets. The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

Factors Used to Identify Reportable Segments

Reportable segments are business units that offer different products and are each managed separately. The Company's Canadian division manufactures certain products which are similar to products of the flooring segment; however, the Canadian division is managed and reports separately from the flooring segment.

Measurement of Segment Profit or Loss and Segment Assets

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

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

14. Industry Segments (continued)

Segment Profit and Assets

                                                  Years ended December 31
                                             2004          2003          2002
                                          --------------------------------------
Revenues
Revenues from external customers:
   Flooring products                      $ 229,650     $ 220,650     $ 237,008
   Tape products                             85,560        81,141        80,637
   Jewelry                                   75,757        76,157        78,972
   Canadian division                         42,902        38,621        37,878
                                          --------------------------------------
Total revenues from external customers      433,869       416,569       434,495

Intersegment revenues:
   Flooring products                             58            56           198
   Tape products                                120           126           138
   Jewelry                                       --            --            --
   Canadian division                          6,207         6,856         9,816
                                          --------------------------------------
Total intersegment revenues                   6,385         7,038        10,152
                                          --------------------------------------
Total revenue                               440,254       423,607       444,647
Reconciling items
   Intersegment revenues                     (6,385)       (7,038)      (10,152)
                                          --------------------------------------

Total consolidated revenues               $ 433,869     $ 416,569     $ 434,495
                                          =====================================

Approximately 48%, 51% and 50% of the Canadian division's revenues from external customers were for flooring products for 2004, 2003 and 2002, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

14. Industry Segments (continued)

                                                            Years ended December 31
                                                       2004         2003          2002
                                                    ---------------------------------------

Interest income
   Flooring products                                $   114         $    63         $   263
   Tape products                                          4              16              15
   Jewelry                                                3               7              20
   Canadian division                                     --               9              12
                                                    ---------------------------------------
Total segment interest revenue                          121              95             310

   Corporate office interest revenue                      7              96              20
                                                    ---------------------------------------

Total consolidated interest income                  $   128         $   191         $   330
                                                    =======================================

Interest expense
   Flooring products                                $ 9,446         $ 8,906         $ 8,375
   Tape products                                        106             111             109
   Jewelry                                              416             416             435
   Canadian division                                    575              66             109
                                                    ---------------------------------------
Total segment interest expense                       10,543           9,499           9,028

   Corporate office interest expense                  1,922           2,077           1,735
                                                    ---------------------------------------

Total consolidated interest expense                 $12,465         $11,576         $10,763
                                                    =======================================

Depreciation and amortization expense
   Flooring products                                $11,428         $11,761         $11,273
   Tape products                                      2,812           2,939           2,861
   Jewelry                                              860             900             831
   Canadian division                                  2,427           2,412           2,078
                                                    ---------------------------------------
Total segment depreciation and amortization          17,527          18,012          17,043
Reconciling items
   Corporate office depreciation                         12              14              24
                                                    ---------------------------------------

Total consolidated depreciation and amortization    $17,539         $18,026         $17,067
                                                    =======================================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

14. Industry Segments (continued)

                                                    Years ended December 31
                                               2004          2003          2002
                                            -----------------------------------

Segment profit
   Flooring products                        $   403      $(10,636)     $(19,181)
   Tape products                               (630)          300           305
   Jewelry                                    5,400         4,782         7,301
   Canadian division                         (2,264)       (2,072)          507
                                            -----------------------------------
Total segment profit                          2,909        (7,626)      (11,068)
Reconciling items
   Corporate expenses                        (2,089)       (2,214)         (774)
   Intercompany (loss) profit                   (12)         (106)           29
                                            -----------------------------------
Total consolidated earnings (loss) from
  continuing operations  before income
  taxes and other items                     $   808      $ (9,946)     $(11,813)
                                            ===================================

Segment profit or loss is before income tax expense or benefit. The flooring products segment loss includes charges related to asbestos claims of $5.0 million in 2004, $3.7 million in 2003 and $17.3 million in 2002.

                                                             December 31
                                                        2004             2003
                                                    ---------------------------
Segment assets
   Flooring products                                 $ 212,882        $ 175,899
   Tape products                                        51,788           54,415
   Jewelry                                              37,158           37,272
   Canadian division                                    39,953           35,642
                                                    ---------------------------
Total segment assets                                   341,781          303,228
Reconciling items
   Assets of discontinued operation                      2,952            2,902
   Corporate office assets                              22,577           22,812
   Intersegment accounts receivable                    (11,558)          (9,575)
   Intersegment profit in inventory                       (281)            (248)
   Intersegment other asset                               (186)            (186)
                                                    ---------------------------

Total consolidated assets                            $ 355,285        $ 318,933
                                                    ===========================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

14. Industry Segments (continued)

                                                        Years ended December 31
                                                      2004       2003       2002
                                                     ---------------------------
Expenditures for additions to long-lived assets
   Flooring products                                $3,428     $4,628    $ 8,366
   Tape products                                       670        973      2,004
   Jewelry                                           1,105        801        579
   Canadian division                                   652      1,038      1,164
                                                    ----------------------------
Total expenditures for additions to long-lived
  assets                                             5,855      7,440     12,113
Reconciling items
Corporate office expenditure for additions to
  long-lived assets                                     --          5         14
                                                    ----------------------------
Total expenditures for additions to long-lived
  assets                                            $5,855     $7,445    $12,127
                                                    ============================

                                                          December 31
                                                      2004          2003
                                                  ----------------------------
Long-Lived Assets by Area
  United States                                      $146,078      $152,164
  Canada                                               13,527        14,508
  Europe                                                1,115         1,151
  Asia                                                  2,151         2,247
                                                  ----------------------------

Total long-lived assets                              $162,871      $170,070
                                                  ============================

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

14. Industry Segments (continued)

Geographic Area Information

                                                   Years ended December 31
                                                2004       2003        2002
                                            ------------------------------------
Revenues from external customers
  United States                                $361,410   $354,392    $370,034
  Canada                                         39,808     30,660      33,093
  Mexico                                          3,602      4,639       5,512
  Europe                                         17,494     17,308      16,716
  Asia                                            9,153      7,899       7,474
  Other                                           2,402      1,671       1,666
                                            ------------------------------------

Total revenues from external customers         $433,869   $416,569    $434,495
                                            ====================================

Revenues are attributed to regions based on the location of customers.

15. Discontinued Operation

During the second quarter of 2003, the Company reassessed operations at its Toronto, Canada subsidiary, Janus Flooring Corporation, a manufacturer of prefinished hardwood flooring, and decided to exit and dispose of this business before the end of 2003 due to its history of operating losses. The Company acquired Janus in 2000 intending it to serve as a strategic addition to the flooring product business. In connection with this decision to exit and dispose of Janus Flooring, the Company recorded a charge of $8.5 million in second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. Results of Janus Flooring, including this charge, are being reported as a discontinued operation. Assets of discontinued operation at December 31, 2004 and 2003 consisted primarily of land and building held for sale and liabilities of discontinued operation consist primarily of accrued expenses. The Company expects the land and building will be sold during 2005.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

16. Quarterly Financial Information (Unaudited)

                                                           First          Second           Third          Fourth
                                                           Quarter        Quarter         Quarter         Quarter
                                                          -------------------------------------------------------

2004
----
  Net sales                                              $  99,415       $ 112,510      $ 113,180       $ 108,764
  Gross profit                                              25,217          33,238         32,616          27,528
  Net (loss) income from continuing operations              (1,863)          1,827          1,514             904
  Discontinued operation                                      (162)           (110)           (70)            (87)
  Net (loss) income                                         (2,025)          1,717          1,444             817

  Net (loss) income per share, basic:
      Net (loss) income from continuing operations           (0.54)           0.53           0.44            0.27
      Discontinued operation                                 (0.05)          (0.03)         (0.02)          (0.03)
      Net (loss) income                                      (0.59)           0.50           0.42            0.24

  Net (loss) income per share, diluted(1) :
      Net (loss) income from continuing operations           (0.54)           0.52           0.43            0.25
      Discontinued operation                                 (0.05)          (0.03)         (0.02)          (0.03)
      Net (loss) income                                      (0.59)           0.49           0.41            0.22

2003(2)
-------
  Net sales                                              $ 101,946       $ 103,457      $ 107,810       $ 103,356
  Gross profit                                              26,842          26,168         29,003          26,909
  Net (loss) income from continuing operations              (2,406)         (1,989)         1,348          (3,750)
  Discontinued operation                                      (719)         (9,897)          (922)          4,177
  Net (loss) income                                         (3,125)        (11,886)           426             427

  Net (loss) income per share, basic and diluted:
      Net (loss) income from continuing operations           (0.70)          (0.58)          0.39           (1.09)
      Discontinued operation                                 (0.21)          (2.88)         (0.27)           1.21
      Net (loss) income                                      (0.91)          (3.46)          0.12            0.12

(1) Diluted earnings per share for the second, third and fourth quarters of 2004 include the dilutive effect of Congoleum's stock options during those periods. Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share during 2003.

(2) Amounts prior to the third quarter of 2003 have been restated for Janus as a discontinued operation.

                     American Biltrite Inc. and Subsidiaries

               (In thousands of dollars, except per share amounts)

17. Fair Value of Financial Instruments

The Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and long-term debt are financial instruments. Congoleum's $100 million 8 5/8% Notes due in 2008 had a book value of $99.8 million and a fair market value of $64.0 million at December 31, 2004. The corresponding amounts at December 31, 2003 were a book value of $99.7 million and a fair market value of $65.0 million. The carrying value of the Company's remaining financial instruments approximates their fair value at December 31, 2004.

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

             Report of Registered Independent Public Accounting Firm

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                   /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 17, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2004. Based on this evaluation, the Company's CEO and CFO concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to the Company's CEO and CFO by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC) that applies to the principal executive officer, principal financial officer, principal accounting officer or controller and all other employees of the Company. The text of the Company's code of ethics is posted on our Internet website www.ambilt.com or may be obtained without charge by sending a written request to Mr. Henry W. Winkleman, Secretary of the Company, at the Company's office at 57 River Street, Wellesley Hills, Massachusetts 02481. We may satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics and conduct that applies to our principal executive officer or our principal financial and accounting officer by posting such information on our website at www.ambilt.com.

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in part in Item 5 hereof and in part in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2005 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 10, 2005 filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)   List of Financial Statements and Financial Statement Schedules

      (1) The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8:

            Consolidated Balance Sheets with Consolidating Details -
              December 31, 2004 and 2003, pages 43 & 44

            Consolidated Statements of Operations with Consolidating Details
              - Years ended December 31, 2004, 2003 and 2002, page 45

            Consolidated Statements of Cash Flows with Consolidating Details
              - Years ended December 31, 2004, 2003 and 2002, page 46

            Consolidated Statements of Stockholders' Equity - Years ended
              December 31, 2004, 2003 and 2002, page 47

            Notes to Consolidated Financial Statements, pages 48 through 97

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

      (3)   Listing of Exhibits

            The listing of exhibits required under this item is incorporated herein by reference to pages 105 through 115 of this Form 10-K.

(b) Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 102 of this Form 10-K.

                     American Biltrite Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 2004, 2003 and 2002

                            (In thousands of dollars)

--------------------------------------------------------------------------------------------------------------------------
               COL. A                    COL. B        COL. C         COL. D        COL. E       COL. F        COL. G
--------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                     ------------------------------------
                                       Balance at    Charged to     Charged to                                Balance at
                                      Beginning of   Costs and    other Accounts               Deductions -     End of
             Description                 Period       Expenses     -- Describe      Other        Describe       Period
--------------------------------------------------------------------------------------------------------------------------

2004
  Allowances for doubtful accounts
    and cash discounts                    $2,615        $2,648                                   $2,518 (A)     $2,745
                                      ====================================================================================

2003
  Allowances for doubtful accounts
    and cash discounts                    $2,764        $2,691                                   $2,840 (A)     $2,615
                                      ====================================================================================

2002
  Allowances for doubtful accounts
    and cash discounts                    $4,190        $2,863                                   $4,289 (A)     $2,764
                                      ====================================================================================

(A) Represents accounts charged off during the year, net of recoveries.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        AMERICAN BILTRITE INC.

                                                        (Registrant)

Date: March 24, 2005                  by:  /s/ Howard N. Feist III
      -------------------------            -------------------------------------
                                           Howard N. Feist III, Vice President
                                           Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 24, 2005                  by: /s/ Roger S. Marcus
      -------------------------           --------------------------------------
                                          Roger S. Marcus, Chairman of the Board
                                          Chief Executive Officer and Director


Date: March 24, 2005                  by: /s/ Richard G. Marcus
      -------------------------           --------------------------------------
                                          Richard G. Marcus, President, Chief
                                          Operating Officer and Director


Date: March 24, 2005                  by: /s/ William M. Marcus
      -------------------------           --------------------------------------
                                          William M. Marcus, Executive Vice
                                          President, Treasurer, Chairman of the
                                          Executive Committee and Director

Date: March 24, 2005                  by: /s/ Leo R. Breitman
      -------------------------           --------------------------------------
                                          Leo R. Breitman, Director


Date: March 24, 2005                  by: /s/ Gilbert K. Gailius
      -------------------------           --------------------------------------
                                          Gilbert K. Gailius, Director


Date: March 24, 2005                  by: /s/ John C. Garrels III
      -------------------------           --------------------------------------
                                          John C. Garrels III, Director


Date: March 24, 2005                  by: /s/ Frederick H. Joseph
      -------------------------           --------------------------------------
                                          Frederick H. Joseph, Director


Date: March 24, 2005                  by: /s/ Mark N. Kaplan
      -------------------------           --------------------------------------
                                          Mark N. Kaplan, Director


Date: March 24, 2005                  by: /s/ James S. Marcus
      -------------------------           --------------------------------------
                                          James S. Marcus, Director

Date: March 24, 2005                  by: /s/ Natalie S. Marcus
      -------------------------           --------------------------------------
                                          Natalie S. Marcus, Director


Date: March 24, 2005                  by: /s/ Kenneth I. Watchmaker
      -------------------------           --------------------------------------
                                          Kenneth I. Watchmaker, Director


Date: March 24, 2005                  by: /s/ Howard N. Feist III
      -------------------------           --------------------------------------
                                          Howard N. Feist III, Vice President
                                          Finance, Chief Financial Officer and
                                          Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.                Description
--------------------------------------------------------------------------------

3 (1) VII                  Restated Certificate of Incorporation

3 (2) I                    By-Laws, amended and restated as of
                           September 11, 2004

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

4 (2) XV Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of August 28, 2001, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America

4 (3) XV                   Amendment No. 1 to Note Purchase and
                           Private Shelf Agreement and Facility
                           Guarantee, dated as of December 31, 2002, among American Biltrite Inc., K&M
                           Associates L.P. and The Prudential
                           Insurance Company of America

4 (4) XV Amendment No. 2 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of March 31, 2003, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America

Exhibit No.                Description
--------------------------------------------------------------------------------

4 (5) XV Amendment No. 3 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of June 30, 2003, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America

4 (6) XV Amendment No. 4 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America

4 (7) XV Amendment No. 5 to Note Purchase and Private Shelf Agreement and Facility Guarantee, dated as of January 29, 2004, among American Biltrite Inc., K&M Associates L.P. and The Prudential Insurance Company of America

4 (8) XIV                  Security Agreement, dated as of October
                           14, 2003, among American Biltrite Inc.,
                           K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite
                           Inc. from time to time party thereto

4 (9) XIV                  Intercreditor and Collateral Agency
                           Agreement, dated as of October 14, 2003, by and among Fleet National Bank, Citizens
                           Bank of Massachusetts, The Prudential
                           Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral
                           Agency Agreement by American Biltrite
                           Inc., K&M Associates L.P. and the other
                           American Biltrite Inc. guarantor
                           subsidiaries

Exhibit No.                Description
--------------------------------------------------------------------------------

4 (10) XIV                 Guarantor Joinder Agreement, dated as of
                           October 14, 2003, made by ABTRE, Inc.,
                           AIMPAR, Inc., American Biltrite
                           Intellectual Properties, Inc., Ideal Tape
                           Co., Inc., Majestic Jewelry, Inc., Ocean
                           State Jewelry, Inc. and 425 Dexter
                           Associates, L.P. in favor of The
                           Prudential Insurance Company

4 (11) I Indenture, dated as of August 3, 1998, by and between Congoleum Corporation and
                           First Union National Bank, as trustee

4 (12) I First Supplemental Indenture, dated as of March 28, 2003, between Congoleum
                           Corporation and Wachovia Bank, National
                           Association (as successor to First Union
                           National Bank), as trustee

4 (13) I Second Supplemental Indenture, dated as of August 7, 2003, between Congoleum
                           Corporation  and Wachovia Bank, National
                           Association (as successor to First Union
                           National Bank), as trustee

10 (1) III                 Joint Venture Agreement dated as of
                           December 16, 1992 by and among American
                           Biltrite Inc., Resilient Holdings
                           Incorporated, Congoleum Corporation,
                           Hillside Industries Incorporated and
                           Hillside Capital Corporation

10 (2) IV                  Closing Agreement dated as of March 11,
                           1993 by and among American Biltrite Inc.,
                           Resilient Holdings Incorporated, Congoleum
                           Corporation, Hillside Industries
                           Incorporated and Hillside Capital
                           Corporation

10 (3) IX, II              1993 Stock Award and Incentive Plan as
                           Amended and Restated as of March 4, 1997

Exhibit No.                Description
--------------------------------------------------------------------------------

10 (4) VI                  K&M Associates L.P. Amended and Restated
                           Agreement of Limited Partnership

10 (5) V Purchase Agreement dated as of March 31, 1995 by and among Ocean State and certain limited partners of K&M

10 (6) V Agreement and Plan of Merger dated as of April 1, 1995 by and among the Company, Jewelco Acquisition Co., Inc., AIMPAR, Inc., Arthur I. Maier, Bruce Maier and Edythe J. Wagner

10 (7) V Option Agreement dated as of April 1, 1995 by and among Ocean State and certain limited partners of K&M

10 (8) V Agreement and Plan of Merger dated as of May 3, 1995 by and among the Company, Zirconia Acquisition Co., Inc., Wilbur A. Cowett Incorporated and Wilbur A. Cowett

10 (9) VII, II             Split-Dollar Agreement dated as of
                           December 20, 1996 by and between American
                           Biltrite Inc. and Michael J. Glazerman,
                           Trustee of the Marcus Family Insurance
                           Trust u/t/d/ March 1, 1990

10 (10) VII, II            Split-Dollar Agreement dated as of
                           December 20, 1996 by and between American
                           Biltrite Inc. and the Marcus Family 1990
                           Insurance Trust

10 (11) VII, II            Split-Dollar Agreement dated as of
                           December 20, 1996 by and between American
                           Biltrite Inc. and the Marcus Family 1996
                           Irrevocable Insurance Trust Dated October
                           28, 1996

Exhibit No.                Description
--------------------------------------------------------------------------------

10 (12) VII, II            Split-Dollar Agreement dated as of
                           December 20, 1996 by and between American
                           Biltrite Inc. and The Richard G. Marcus
                           Irrevocable Insurance Trust of 1990 Dated
                           June 1, 1990

10 (13) VII, II            Split-Dollar Agreement dated as of
                           December 20, 1996 by and between American
                           Biltrite Inc. and the Roger S. Marcus
                           Irrevocable Insurance Trust Dated November
                           29, 1996, Richard G. Marcus, Trustee

10 (14) VII, II            Split-Dollar Agreement dated as of
                           December 20, 1996 by and between American
                           Biltrite Inc. and the Roger S. Marcus
                           Irrevocable Insurance Trust Dated November
                           29, 1996

10 (15) VII, II            Split-Dollar Agreement dated as of January
                           9, 1997 by and between American Biltrite
                           Inc. and Joseph D. Burns

10 (16) VII, II            Description of Supplemental Retirement
                           Benefits for Gilbert K. Gailius

10 (17) X, II              American Biltrite Inc. Deferred
                           Compensation Plan

10 (18) X                  American Biltrite 1999 Stock Option Plan
                           for Non-Employee Directors

10 (19) XI, II             Description of Employment Arrangement for
                           Gilbert K. Gailius.

10 (20) II, XII            Split-Dollar Agreement dated as of
                           November 20, 2000 by and between American
                           Biltrite Inc. and
                           Howard N. Feist III

Exhibit No.                Description
--------------------------------------------------------------------------------

10 (21) XIII               Personal Services Agreement, dated as of
                           March 11, 1993, by and between Congoleum
                           Corporation and the Company; First
                           Amendment dated as of February 8, 1995;
                           Second Amendment dated as of November 15,
                           1996; Third Amendment dated as of March
                           10, 1998; Fourth Amendment dated as of
                           November 7, 2002

10 (22) XV                 Credit Agreement, dated as of October 14,
                           2003, among American Biltrite Inc., K&M
                           Associates L.P., Fleet National Bank and the other lenders party thereto

10 (23) XV                 Security Agreement, dated as of October
                           14, 2003, among American Biltrite Inc.,
                           K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite
                           Inc. from time to time party thereto

10 (24) XV                 Intercreditor and Collateral Agency
                           Agreement, dated as of October 14, 2003, by and among Fleet National Bank, Citizens
                           Bank of Massachusetts, The Prudential
                           Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral
                           Agency Agreement by American Biltrite
                           Inc., K&M Associates L.P. and the other
                           American Biltrite Inc. guarantor
                           subsidiaries

10 (25) XV                 Guarantee Agreement dated as of October
                           14, 2003, among Abtre, Inc., Aimpar, Inc.,
                           American Biltrite Intellectual Properties,
                           Inc., Ideal Tape Co., Inc., Majestic
                           Jewelry, Inc., Ocean State Jewelry, Inc.,
                           425 Dexter Associates, L.P. and Fleet
                           National Bank

Exhibit No.                Description
--------------------------------------------------------------------------------

10 (26) XVI                Amendment No. 1 to Credit Agreement, dated
                           as of January 29, 2004, among American
                           Biltrite Inc., K&M Associates L.P. and
                           Fleet National Bank

10 (27) I                  Amendment No. 2 to Credit Agreement, dated
                           as of April 13, 2004, among American
                           Biltrite Inc., K&M Associates L.P. and
                           Fleet National Bank

10 (28) XVII               Amendment No. 3 to Credit Agreement, dated
                           as of November 3, 2004 among American
                           Biltrite Inc., K&M Associates L.P. and
                           Fleet National Bank

10 (29) I                  Amendment No. 4 to Credit Agreement, dated
                           as of January 27, 2005 among American
                           Biltrite Inc., K&M Associates L.P. and
                           Fleet National Bank

10 (30) XIV                Settlement Agreement Between Congoleum
                           and Various Asbestos Claimants dated April
                           10, 2003

10 (31) XIV                First Amendment to Settlement Agreement
                           Between Congoleum and Various Asbestos
                           Claimants dated June 6, 2003.

10 (32) XIV                Collateral Trust Agreement, dated April
                           16, 2003, by and between Congoleum, Arthur
                           J. Pergament, solely in his capacity as
                           the Collateral Trustee of the Collateral
                           Trust, and Wilmington Trust Company,
                           solely in its capacity as Delaware Trustee of the Collateral Trust

Exhibit No.                Description
--------------------------------------------------------------------------------

10 (33) XIV                First Amendment to Collateral Trust
                           Agreement, dated June 6, 2003, by and
                           between Congoleum, Arthur J. Pergament,
                           solely in his capacity as the Collateral
                           Trustee of the Collateral Trust, and
                           Wilmington Trust Company, solely in its
                           capacity as Delaware Trustee of the
                           Collateral Trust

10 (34) XIV                Security Agreement, dated April 16, 2003,
                           by and between Congoleum and Arthur J.
                           Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (35) XIV                Second Security Agreement, dated April 17,
                           2003, by and between Congoleum and Arthur
                           J. Pergament, solely in his capacity as
                           the Collateral Trustee of the Collateral
                           Trust

10 (36) XIV                Termination Agreement, dated June 6, 2003,
                           by and between Congoleum and Arthur J.
                           Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (37) XIV                Superseding Security Agreement, dated June
                           11, 2003, by and between Congoleum and
                           Arthur J. Pergament, solely in his
                           capacity as the Collateral Trustee of the Collateral Trust

10 (38) I                  Loan and Security Agreement, dated
                           December 10, 2001 (the "Congress Financial
                           Loan Agreement") by and between Congress
                           Financial Corp. (the "Lender") and the
                           Company

10 (39) I                  Amendment No. 1 to Loan and Security
                           Agreement, dated September 24, 2002, by
                           and between Congress Financial Corporation and Congoleum Corporation

Exhibit No.             Description
--------------------------------------------------------------------------------

10 (40) I               Amendment No. 2 to Loan and Security
                        Agreement, dated as of February 27, 2003, by and between Congress Financial
                        Corporation and Congoleum Corporation

10 (41) I               Ratification and Amendment Agreement dated
                        January 7, 2004, by and between Congoleum and Congress Financial Corporation

10 (42) I               Ratification and Amendment Agreement dated
                        December 14, 2004, by and between Congoleum and Congress Financial Corporation

11 VIII                 Statement Re: Computation of Per Share
                        Earnings

21 (1) Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation and the name under which each subsidiary does business)

23 (1)                  Consent of Independent Registered Public
                        Accounting Firm

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002.

     I Exhibits filed with the current Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

   VII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
        (1-4773)

  VIII Incorporated by reference to Note 12 of the Company's consolidated financial statements (filed herewith).

    IX Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on June 28, 1997. (1-4773)

     X Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on August 12, 1999.

    XI Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   XII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  XIII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

   XIV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on August 14, 2003.

    XV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on October 17, 2003.

   XVI Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on February 2, 2004.

  XVII Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed November 8, 2004.