Form 10-Q
period 2005-03-31
AMERICAN BILTRITE INC
filed 2005-05-16
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For Quarter Ended March 31, 2005           Commission File Number 1-4773

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

Title of Each Class                                   Outstanding at May 9, 2005
-------------------                                   --------------------------
       Common                                              3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidating Condensed Balance Sheets--Assets as of
                 March 31, 2005 (unaudited) and December 31, 2004..............3

                 Consolidating Condensed Balance Sheets--Liabilities and Stockholders' Equity as of March 31, 2005 (unaudited)
                 and December 31, 2004.........................................4

                 Consolidating Condensed Statements of Operations for the
                 three months ended March 31, 2005 and 2004 (unaudited)........5

                 Consolidating Condensed Statements of Cash Flows for the
                 three months ended March 31, 2005 and 2004 (unaudited)........6

                 Notes to Unaudited Consolidating Condensed Financial
                 Statements....................................................7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................27

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...49

         Item 4. Controls and Procedures......................................50


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................50

         Item 3. Defaults Upon Senior Securities..............................50

         Item 5. Other Information............................................51

         Item 6. Exhibits.....................................................51

         Signature ...........................................................54

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                 ABI Consolidated           Eliminations               Congoleum             American Biltrite
                             March 31,   December 31,  March 31,  December 31,  March 31,   December 31,  March 31,   December 31,
                               2005          2004        2005         2004         2005         2004         2005         2004
                            ------------------------------------------------------------------------------------------------------
                            (Unaudited)               (Unaudited)              (Unaudited)               (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents   $ 28,033    $ 34,691                               $ 21,562     $ 29,710     $  6,471     $  4,981
  Restricted cash               16,559      15,682                                 16,559       15,682
  Accounts receivable, net      51,945      43,591       $ (97)    $(1,036)        26,255       17,621       25,787       27,006
  Inventories                   79,231      76,036        (224)       (268)        40,366       39,623       39,089       36,681
  Assets of discontinued
    operation                    2,932       2,952                                                            2,932        2,952
  Deferred income taxes         12,636      12,636                                 10,678       10,678        1,958        1,958
  Prepaid expense & other
    current assets               8,617       6,826                                  6,241        5,124        2,376        1,702
                            ------------------------------------------------------------------------------------------------------
    Total current assets       199,953     192,414        (321)     (1,304)       121,661      118,438       78,613       75,280

Property, plant &
  equipment, net               120,813     124,070                                 77,655       79,550       43,158       44,520

Other assets:
  Insurance for
    asbestos-related
    liabilities                  7,500       7,500                                                            7,500        7,500
  Goodwill, net                 11,300      11,300                                                           11,300       11,300
  Other assets                  19,909      20,001        (186)       (186)        14,810       14,894        5,285        5,293
                            ------------------------------------------------------------------------------------------------------
                                38,709      38,801        (186)       (186)        14,810       14,894       24,085       24,093
                            ------------------------------------------------------------------------------------------------------

Total assets                  $359,475    $355,285       $(507)    $(1,490)      $214,126     $212,882     $145,856     $143,893
                            ======================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                 ABI Consolidated            Eliminations               Congoleum             American Biltrite
                              March 31,  December 31,  March 31,   December 31,  March 31,   December 31,  March 31,   December 31,
                                2005         2004         2005         2004         2005         2004         2005         2004
                             -------------------------------------------------------------------------------------------------------
                             (Unaudited)              (Unaudited)               (Unaudited)               (Unaudited)
Liabilities
Current liabilities:
  Accounts payable             $ 24,966    $ 18,700    $    (97)    $    (57)     $ 13,951     $ 10,295     $ 11,112     $  8,462
  Accrued expenses               42,125      48,605          --         (979)       23,201       28,066       18,924       21,518
  Asbestos-related
    liabilities                  18,774      21,079                                 18,774       21,079
  Liabilities of
    discontinued
    operation                       151         165                                                              151          165
  Notes payable                  20,839      17,036                                 12,410        9,500        8,429        7,536
  Current portion of
    long-term debt               21,397      21,411                                                           21,397       21,411
  Liabilities subject to
    compromise                   16,626      14,225                                 16,626       14,225
                             -------------------------------------------------------------------------------------------------------
    Total current
      liabilities               144,878     141,221         (97)      (1,036)       84,962       83,165       60,013       59,092

Long-term debt, less
  current portion                 2,416       2,790                                                            2,416        2,790
Asbestos-related liabilities     10,238      10,238                                  2,738        2,738        7,500        7,500
Other liabilities                25,262      25,237                                 10,678       10,678       14,584       14,559
Noncontrolling interests          1,274         623                                                            1,274          623
Liabilities subject to
  compromise                    136,903     137,104        (186)        (186)      137,089      137,290
                             -------------------------------------------------------------------------------------------------------
                                320,971     317,213        (283)      (1,222)      235,467      233,871       85,787       84,564

Stockholders' equity
  Common stock                       46          46         (93)         (93)           93           93           46           46
  Additional paid-in capital     19,548      19,548     (49,106)     (49,106)       49,106       49,106       19,548       19,548
  Retained earnings              50,150      49,526      35,051       35,007       (44,182)     (43,830)      59,281       58,349
  Accumulated other
    comprehensive loss          (16,108)    (15,916)      6,111        6,111       (18,545)     (18,545)      (3,674)      (3,482)
  Less treasury shares          (15,132)    (15,132)      7,813        7,813        (7,813)      (7,813)     (15,132)     (15,132)
                             -------------------------------------------------------------------------------------------------------
  Total stockholders' equity     38,504      38,072        (224)        (268)      (21,341)     (20,989)      60,069       59,329
                             -------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity     $359,475    $355,285    $   (507)    $ (1,490)     $214,126     $212,882     $145,856     $143,893
                             =======================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               For the Three Months Ended March 31, 2005 and 2004
               (In thousands of dollars, except per share amounts)

                                        ABI Consolidated         Eliminations             Congoleum           American Biltrite
                                        2005        2004        2005        2004        2005       2004        2005        2004
                                     ---------------------------------------------------------------------------------------------

Net sales                             $107,424     $99,415      $ 52        $(43)     $57,630    $52,000     $49,742     $47,458

Cost of products sold                   78,856      72,894       (44)        (51)      43,969     38,449      34,931      34,496
Selling, general & administrative
  expenses                              25,524      26,349                             11,733     11,985      13,791      14,364
                                     ---------------------------------------------------------------------------------------------
Income (loss) from operations            3,044         172        96           8        1,928      1,566       1,020      (1,402)
Other (income) expense
    Interest income                       (143)         (6)                               (98)                   (45)         (6)
    Interest expense                     3,264       2,967                              2,500      2,245         764         722
    Other (income) expense              (2,202)        (93)       52           8         (122)      (244)     (2,132)        143
                                     ---------------------------------------------------------------------------------------------
                                           919       2,868        52           8        2,280      2,001      (1,413)        859
                                     ---------------------------------------------------------------------------------------------
Income (loss) before taxes and
  other items                            2,125      (2,696)       44          --         (352)      (435)      2,433      (2,261)

Provision (credit) for income taxes        971        (797)                                                      971        (797)
Noncontrolling interests                  (474)         36                                                      (474)         36
                                     ---------------------------------------------------------------------------------------------
  Income from continuing operations        680      (1,863)       44          --         (352)      (435)        988      (1,428)
Discontinued operation                     (56)       (162)                                                      (56)       (162)
                                     ---------------------------------------------------------------------------------------------

Net income (loss)                     $    624     $(2,025)     $ 44        $ --      $  (352)   $  (435)    $   932     $(1,590)
                                     =============================================================================================

                                             Basic                             Diluted
                                         2005        2004                   2005        2004
                                     -----------------------            -----------------------
Income (loss) per common share from
  continuing operations                 $ 0.20      $(0.54)                $ 0.19      $(0.54)
Discontinued operation                   (0.02)      (0.05)                 (0.02)      (0.05)
                                     -----------------------            -----------------------

  Net income (loss) per common share    $ 0.18      $(0.59)                $ 0.17      $(0.59)
                                     =======================            =======================

Weighted average number of common
  and equivalent shares outstanding      3,442       3,442                  3,493       3,442
                                     =======================            =======================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               For the Three Months Ended March 31, 2005 and 2004
                            (In thousands of dollars)

                                           ABI Consolidated        Eliminations           Congoleum          American Biltrite
                                           2005        2004      2005       2004       2005       2004       2005        2004
                                        -----------------------------------------------------------------------------------------
Operating activities
  Net income (loss)                      $    624    $(2,025)    $  44     $  --    $   (352)   $  (435)    $   932    $(1,590)
  Net loss from discontinued operation         56        162                                                     56        162
                                        -----------------------------------------------------------------------------------------
    Income (loss) from continuing
      operations                              680     (1,863)       44        --        (352)      (435)        988     (1,428)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
    Depreciation and amortization           4,376      4,466                           2,845      2,891       1,531      1,575
    Gain on sale of property               (2,327)        --                                                 (2,327)         -
    Change in operating assets and
      liabilities:
      Accounts and notes receivable        (8,560)    (8,393)     (939)       --      (8,634)    (5,532)      1,013     (2,861)
      Inventories                          (3,492)      (553)      (44)       --        (743)       325      (2,705)      (878)
      Prepaid expenses and other assets       128      3,770                             841      2,255        (713)     1,515
      Accounts payable and accrued
        expenses                            2,493      8,659       939        --       1,394      9,471         160       (812)
      Asbestos-related expenses            (4,263)    (1,141)                         (4,263)    (1,141)
      Noncontrolling interests                651        (36)                                                   651        (36)
      Other                                  (373)      (911)                           (415)       (28)         42       (883)
                                        -----------------------------------------------------------------------------------------
    Net cash (used) provided by
      operating activities                (10,687)     3,998        --        --      (9,327)     7,806      (1,360)    (3,808)
Investing activities
  Investments in property, plant and
    equipment                              (1,200)    (1,435)                           (854)      (847)       (346)      (588)
  Proceeds from sale of property            2,327         30                              --         30       2,327          -
                                        -----------------------------------------------------------------------------------------
    Net cash provided (used) by
      investing activities                  1,127     (1,405)       --        --        (854)      (817)      1,981       (588)
Financing activities
  Net short-term borrowings                 3,878      5,066                           2,910        925         968      4,141
  Payments on long-term debt                 (388)      (339)                                                  (388)      (339)
  Net change in restricted cash              (877)       399                            (877)       399
                                        -----------------------------------------------------------------------------------------
    Net cash (used) provided by
      financing activities                  2,613      5,126        --        --       2,033      1,324         580      3,802
Effect of foreign exchange rate
  changes on cash                             339        159                                                    339        159
                                        -----------------------------------------------------------------------------------------
  Net cash (used) provided by
    continuing operations                  (6,608)     7,878                          (8,148)     8,313       1,540       (435)
  Net cash used by discontinued
    operations                                (50)      (226)                                                   (50)      (226)
Cash and cash equivalents at beginning
  of period                                34,691      3,959                          29,710      2,169       4,981      1,790
                                        -----------------------------------------------------------------------------------------
    Cash and cash equivalents at end
      of period                          $ 28,033    $11,611     $  --     $  --    $ 21,562    $10,482     $ 6,471    $ 1,129
                                        =========================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and provisions for discontinued operations) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts appearing in the prior period's consolidating condensed financial statements have been reclassified to conform to the current period's presentations.

During 2003, the Company decided to discontinue the operations of Janus Flooring Corporation ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Historical financial results have been restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") and two of its subsidiaries filed voluntary petitions commencing cases for reorganization relief under Chapter 11 of the Bankruptcy Code on December 31, 2003. The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. As a result, the Company expects to continue to control Congoleum while it is in reorganization proceedings. In January 2004, Congoleum filed a pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization, disclosure statement and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004, and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan.

On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreement would agree to forebear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan (the "Plan Trust") to pay asbestos claims against Congoleum. As a result of these changes, Congoleum advised the Bankruptcy Court that Congoleum would withdraw its existing plan and prepare an amended plan and disclosure statement and solicit acceptances from certain claimant creditors affected by these modifications. Congoleum anticipates that it will submit its amended plan to the Bankruptcy Court prior to a status conference scheduled for July 19, 2005, at which time it anticipates a date will be set to consider approval of the amended plan, disclosure statement and related voting procedures. There can be no assurance that Congoleum will receive the acceptances necessary for confirmation of the proposed amended plan of reorganization, that the date the Bankruptcy Court will consider approval of the amended plan disclosure statement and voting procedures will not be delayed or that such approval will be received in a timely fashion, that the proposed amended plan will not be modified further, that the Bankruptcy Court will confirm and approve the amended plan, or that the amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters. Although Congoleum expects to consider the views of its insurance carriers when preparing its amended plan, it is possible that a plan which will satisfy the requirements of Section 524(g) of the Bankruptcy Code with respect to asbestos creditors will not resolve all objections raised by some or all of the insurance carriers. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

On May 12, 2005, Congoleum entered into a settlement agreement with American International Group, Inc. ("AIG"), one of its excess insurance carriers, over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's proposed amended plan of reorganization.

Unless the context otherwise provides, references in these Notes to Unaudited Consolidating Condensed Financial Statements to the proposed plan, amended plan or similar language refers to the version of the Congoleum plan of reorganization that Congoleum has indicated it anticipates filing with the Bankruptcy Court prior to the status conference scheduled for July 19, 2005.

The proposed amended plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The proposed amended plan of reorganization would provide, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to a Plan Trust that would fund the settlement of all pending and future asbestos claims and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized Congoleum to pay trade creditors in the ordinary course of business. Congoleum expects that it will take until the end of 2005 at the earliest to obtain confirmation of its proposed amended plan of reorganization.

Based on its proposed amended plan of reorganization, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through the Plan Trust established under Section 524(g) of the Bankruptcy Code. Congoleum recorded a charge of $17.3 million in the fourth quarter of 2002, an additional $3.7 million in the fourth quarter of 2003 and a further $5.0 million in the fourth quarter of 2004 to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note J of the Notes to Unaudited Consolidating Condensed Financial Statements. There can be no assurance that Congoleum will be successful in realizing its goals in this regard or in obtaining confirmation of its proposed amended plan of reorganization or that any confirmed plan will become effective. As a result, any alternative plan of reorganization pursued by Congoleum or confirmed by a bankruptcy court could vary significantly from the description in this Quarterly Report on Form 10-Q, and the estimated costs and contributions to effect the contemplated amended plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in getting Congoleum's amended plan of reorganization approved by the Bankruptcy Court could result in a proceeding that takes longer and is more costly to Congoleum and the Company than Congoleum and the Company have estimated.

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

The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described in Note J, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003. Pursuant to SOP 90-7, companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, a plan trust established under Section 524(g) of the Bankruptcy Code. Obligations arising post-petition, and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

Note B - Stock Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") provided for a phased-in implementation process for public companies. Based on the Company's year end of December 31, the Company must adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and determining the effect on the Company's consolidated results of operations and whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS No. 123. For 2005, the Company will continue to disclose stock-based compensation information in accordance with FASB Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123, and SFAS No. 123.

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

                                                                Three Months Ended
                                                                    March 31,
                                                               2005          2004
                                                            ----------    ----------
Net income (loss):
  As reported                                               $      624    $   (2,025)
  Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                             (97)          (54)
                                                            ----------    ----------
  Pro forma                                                 $      527    $   (2,079)
                                                            ==========    ==========

Net income (loss) per share:
  As reported                                               $     0.18    $    (0.59)
  Pro forma compensation expense                                 (0.03)        (0.01)
                                                            ----------    ----------
  Pro forma                                                 $     0.15    $    (0.60)
                                                            ==========    ==========

Note C - Inventories

Inventories at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

                                        March 31,       December 31,
                                          2005              2004
                                        ---------       ------------

      Finished goods                     $54,259          $54,597
      Work-in-process                     10,637            9,207
      Raw materials and supplies          14,335           12,232
                                        ---------        ---------

                                         $79,231          $76,036
                                        =========        =========

Note D - Sale of Property

In January 2005, the Company completed the sale of a warehouse building and land located in Tullahoma, Tennessee. The building and land were owned by Tullahoma Properties, L.L.C. ("Tullahoma Properties"), a subsidiary in which ABI owns a 62.5% interest. The building was previously leased to a third party, and upon termination of the lease in 2003, Tullahoma Properties listed the property for sale. The building and land were sold for $2.5 million in cash and a gain of approximately $2.3 million was recognized and included in other income in the first quarter. After taxes and non-controlling interest, the increase in first quarter net income as a result of the sale was $887,000 or $0.26 per share.

Note E - Accrued Expenses

Accrued Expenses at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

                                           March 31,       December 31,
                                             2005              2004
                                           ----------      ------------

      Accrued advertising and sales
        promotions                          $22,729          $24,260
      Employee compensation and
        related benefits                      8,830            9,138
      Interest                                  182              191
      Environmental matters                   1,000            1,000
      Royalties                                 860            1,118
      Taxes payable                           3,096            3,709
      Other                                   5,428            9,189
                                           ---------        ---------

                                            $42,125          $48,605
                                           =========        =========

See Note G for Liabilities Subject to Compromise.

Note F - Other Liabilities

Other Liabilities at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

                                           March 31,       December 31,
                                             2005              2004
                                           ----------      ------------

      Pension benefits                       $ 2,644          $ 2,615
      Environmental remediation and
        product related liabilities            4,680            4,680
      Deferred income taxes                   16,531           16,531
      Other                                    1,407            1,411
                                            ---------        ---------

                                             $25,262          $25,237
                                            =========        =========

See Note G for Liabilities Subject to Compromise.

Note G - Liabilities Subject to Compromise

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

Liabilities subject to compromise were as follows (in thousands):

                                                       March 31,    December 31,
                                                         2005           2004
                                                       ---------    ------------
Current
  Pre-petition other payables and accrued interest     $  16,626     $  14,225
Non-current
  Debt (at face value)                                   100,000       100,000
  Pension liability                                       16,809        16,936
  Other post-retirement benefit obligation                 8,210         8,303
  Pre-petition other liabilities                          12,070        12,051
                                                       ---------     ---------
                                                         137,089       137,290
Elimination - Payable to American Biltrite                  (186)         (186)
                                                       ---------     ---------
                                                         136,903       137,104
                                                       ---------     ---------

Total liabilities subject to compromise                $ 153,529     $ 151,329
                                                       =========     =========

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

Note H - Pension Plans

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three months ended March 31, 2005 and 2004 (in thousands):

                                            2005                    2004
                                    --------------------    -------------------
                                                  Other                  Other
                                     Pension    Benefits     Pension   Benefits
                                    --------    --------    --------   --------
Components of Net Periodic
  Benefit Cost:
  Service cost                      $    586    $     46    $    554   $     50
  Interest cost                        1,445         130       1,433        140
  Expected return on plan assets      (1,270)         --      (1,221)        --
  Recognized net actuarial loss          361          15         400         11
  Amortization of transition
    obligation                           (18)         --         (35)        --
  Amortization of prior
    service cost                         (60)        (47)        (62)      (116)
                                    --------    --------    --------   --------

Net periodic benefit cost           $  1,044    $    144    $  1,069   $     85
                                    ========    ========    ========   ========

The weighted average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2005 and 2004 were as follows:

                                                    2005                               2004
                                        ------------------------------    -------------------------------
                                                              Other                             Other
                                            Pension          Benefits          Pension         Benefits
                                        -----------------    ---------    ------------------   ----------

Discount rate                            6.10% - 6.25%        6.25%         6.25% - 6.75%        6.75%
Expected long-term return on
  plan assets                            7.00% - 7.50%          --          7.00% - 7.50%          --
Rate of compensation increase            4.00% - 5.50%          --          4.00% - 5.50%          --

Note I - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum. Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's and Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company and Congoleum have recorded provisions in the financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company and Congoleum believe their estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's and Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on the Company's and Congoleum's costs, the Company and Congoleum are not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to their customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,772 pending claims involving approximately 2,881 individuals as of March 31, 2005. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                            Three Months
                                                Ended           Year Ended
                                              March 31,         December 31,
                                                2005               2004
                                            ------------        -----------

        Beginning claims                         1,838             1,954
        New claims                                 210               678
        Settlements                                 (5)              (20)
        Dismissals                                (271)             (774)
                                             ----------         ----------

        Ending claims                            1,772             1,838
                                             ==========         ==========

The total indemnity costs incurred to settle claims during the three months ended March 31, 2005 and twelve months ended December 31, 2004 were $188,000 and $1,320,000, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's relevant insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $700 for the three months ended March 31, 2005 and $2,000 for the year ended December 31, 2004.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2004, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At March 31, 2005 and December 31, 2004, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2010 was $7.5 million to $19.4 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $7.5 million in its consolidated financial statements. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $7.5 million at March 31, 2005 and December 31, 2004, which has been included in other assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Two insurance carriers account for 70% and 25% of the $7.5 million deemed probable of recovery. The estimated liabilities and insurance recovery amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be significantly higher or lower than those projected or recorded.

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

ABI reported in its December 31, 2004 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the three month period ended March 31, 2005.

In 1993, a lawsuit was brought by Olin Corporation ("Olin"), the present owner of a former chemical plant site in Wilmington, Massachusetts (the "Olin Site"), which alleged that ABI and three other named defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site. A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964, and for approximately one month during 1964, American Biltrite Inc. held title to the property directly.

In 2000, ABI and The Biltrite Corporation ("TBC") entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the Olin Site after January 1, 1999, plus pay an annual reimbursement of $100,000 for Olin's internal costs as long as Olin is actively working on remediating the site. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2005 will be approximately $6.4 million. For costs beyond 2005, ABI has estimated the range to be between $20.0 million and $59.0 million. As of March 31, 2005, ABI has estimated its potential liability to Olin to be in the range of $4.4 million to $13.8 million after allocation for Olin's internal costs but before any recoveries from insurance and TBC.

The State of Maine Department of Environmental Protection ("MEDEP") has put the present owner of a former ABI plant on notice to clean up a dumpsite (the "Maine Site") where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be approximately $1 million. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs incurred by ABI at this site.

The Environmental Protection Agency ("EPA") has put the same former owner of the Maine Site on notice to clean up a parcel of land (the "Maine Parcel") in the same town of the Maine Site. The parcel of land is alleged to contain PCB's in the soil. In May 2005, after discussions with the MEDEP, the EPA concluded that the site should be returned to the MEDEP for oversight of the remediation work. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs, as well as the potential availability of insurance coverage for such costs. ABI cannot determine at this time the cost of site investigation, remediation, maintenance and monitoring at the site. ABI has not yet entered a cost sharing agreement with the former owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI at this site.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the three state supervised sites, the Olin Site, the Maine Site and the Maine Parcel. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1.9 million for past and current environmental claims. One carrier has also agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $50,000 of which was reimbursed through March 31, 2005 and which reimbursement was shared 37.5% with TBC pursuant to the Company's agreement with TBC. ABI and its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of March 31, 2005, the Company has accrued $5.7 million for ABI's estimable and probable amounts for environmental-related contingencies described above. The Company has also recorded a receivable of $2.1 million for ABI's estimable and probable recoveries for the contingencies described above.

In connection with the transfer of ABI's Trenton, NJ tile plant to Congoleum in 1993, the Company signed an administrative consent order from the New Jersey Department of Environmental Protection for any environmental remediation the state may require at that location. Pursuant to the contribution in 1993 of the Company's former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site. Congoleum has established a remediation trust fund of $100,000 as financial assurance for certain remediation funding obligations. The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary case under Chapter 11 of the Bankruptcy Code. See Note J - "Congoleum Asbestos Liabilities and Reorganization."

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

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large, financially solvent entities. Two removal actions were substantially complete as of December 31, 1998; however, the groundwater treatment system was installed thereafter. The EPA recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimated that future costs of the remedy recently selected by the EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or $0.7 million. The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and Congoleum.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100,000 as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.7 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300,000 was included in current liabilities subject to compromise and $1.4 million was included in non-current liabilities subject to compromise as of March 31, 2005 and December 31, 2004.

At March 31, 2005 and December 31, 2004, Congoleum had recorded a total of $4.6 million for estimated environmental liabilities and $2.1 million for related insurance recoveries. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

Congoleum anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, funding the costs will not have a material adverse impact on Congoleum's liquidity or financial position. However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of Congoleum.

Other

In addition to the matters referenced above and in Note J, in the ordinary course of their businesses, the Company and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

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

In November 2004, Congoleum announced that it had filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. Congoleum had solicited and received the acceptances necessary for confirmation of its plan as constituted at that time.

In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos related claims against Congoleum. Congoleum anticipates that it will submit its amended plan to the Bankruptcy Court prior to a status conference scheduled for July 19, 2005, at which time it anticipates a date will be set to consider approval of the amended plan, disclosure statement and related voting procedures. There can be no assurance that Congoleum will receive the acceptances necessary for confirmation of the proposed amended plan of reorganization, that the date the Bankruptcy Court will consider approval of the amended plan disclosure statement and voting procedures will not be delayed or that such approval will be received in a timely fashion, that the proposed amended plan will not be modified further, that the Bankruptcy Court will confirm and approve the amended plan, or that the amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters. Although Congoleum expects to consider the views of its insurance carriers when preparing its amended plan, it is possible that a plan which will satisfy the requirements of Section 524(g) of the Bankruptcy Code with respect to asbestos creditors will not resolve all objections raised by some or all of the insurance carriers. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

On May 12, 2005, Congoleum entered into a settlement agreement with American International Group, Inc. ("AIG"), one of its excess insurance carriers, over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's proposed amended plan of reorganization.

The proposed amended plan, if confirmed, would leave most of Congoleum's non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The proposed amended plan of reorganization would provide for, among other things, an assignment of, or grant a security interest in, certain rights in, and proceeds of, Congoleum's applicable insurance to a plan trust established under Section 524(g) of the Bankruptcy Code that would fund distributions to pending and future asbestos claimants and provide for the issuance of an injunction that would protect Congoleum from all future asbestos-related litigation and liabilities by channeling all current and future asbestos claims to the plan trust. Congoleum's general unsecured creditors would be unimpaired under the plan.

ABI and Congoleum expect to contribute, among other things, to a plan trust that would be established upon confirmation of Congoleum's Chapter 11 reorganization (the "Plan Trust") $250 thousand in cash from ABI and a note from Congoleum (the "Congoleum Note") in an initial aggregate principal amount of approximately $2.7 million with payment of such note secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. The Congoleum Note is expected to be subject to future increase in an amount equal to the amount by which 51% of the equity value of Congoleum as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization exceeds approximately $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. The adjusted principal amount of the note would be effective as of the measurement date of the adjustment. ABI does not expect that the Congoleum Note would have a material adverse effect on ABI's liquidity or capital resources.

The proposed plan also provides for a possible additional contribution by ABI to the Plan Trust in the event ABI sells its interest in Congoleum before the fourth anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the Congoleum Note outstanding as of the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization, after taking into account any increase in the principal amount of the Congoleum Note as a result of the remeasurement of the principal amount on such first anniversary.

As part of Congoleum's proposed amended plan of reorganization, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the proposed amended plan of reorganization does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. Under the proposed amended plan of reorganization, any rights of indemnity ABI may have (under the Joint Venture Agreement, entered into in 1992, as to which both Congoleum and ABI are parties) against Congoleum are prohibited until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to ABI.

While Congoleum believes its proposed amended plan is feasible and should be confirmed by the Bankruptcy Court and is in the best interest of all Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome of Congoleum's Chapter 11 case can be given. Congoleum expects that its remaining costs to confirm and effect its proposed plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $6.9 million at a minimum and could be materially higher.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                         2005       2004
                                                       --------   --------

Net income (loss)                                       $ 624     $(2,025)
Foreign currency translation adjustments                 (192)       (254)
                                                       --------   --------

Total comprehensive income (loss)                       $ 432     $(2,279)
                                                       ========   ========

Note L - Earnings (Loss) Per Share

Basic and diluted earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

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

Net sales by segment for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

                                                          2005           2004
                                                        ---------      --------
Net sales to external customers:
    Flooring products                                   $  57,682      $ 51,957
    Tape products                                          22,599        21,018
    Jewelry                                                15,888        15,754
    Canadian division                                      11,255        10,686
                                                        ---------      --------
      Total net sales to external customers               107,424        99,415
Intersegment net sales:
    Flooring products                                          --            51
    Tape products                                              20            17
    Jewelry                                                    --            --
    Canadian division                                       1,184         1,187
                                                        ---------      --------
      Total intersegment net sales                          1,204         1,255
Reconciling items
Intersegment net sales                                     (1,204)       (1,255)
                                                        ---------      --------

Total consolidated net sales                            $ 107,424      $ 99,415
                                                        =========      ========

Segment profit or loss is before income tax expense or benefit. Profit (loss) by segment for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

                                                             2005         2004
                                                           -------      -------
Segment profit (loss)
    Flooring products                                      $  (352)     $  (435)
    Tape products                                               31         (198)
    Jewelry                                                    625         (714)
    Canadian division                                         (249)        (451)
                                                           -------      -------
      Total segment profit (loss)                               55       (1,798)
                                                           -------      -------

Reconciling items
    Corporate items                                          2,026       (1,004)
    Intercompany profit (loss)                                  44          106
                                                           -------      -------
      Total consolidated income (loss) before
         income taxes and other items                      $ 2,125      $(2,696)
                                                           =======      =======

Corporate items of $2.0 million for the three months ended March 31, 2005 include a gain of $2.3 million from the sale of the Tullahoma property (see Note
D).

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                              March 31,       December 31,
                                                2005             2004
                                             -----------      -----------
Segment assets
    Flooring products                        $   214,126      $   212,882
    Tape products                                 60,876           51,788
    Jewelry                                       33,544           37,158
    Canadian division                             40,645           39,953
                                             -----------      -----------
      Total segment assets                       349,191          341,781

Reconciling items
    Assets of discontinued operation               2,932            2,952
    Corporate items                               27,312           22,577
    Intersegment accounts receivable             (19,537)         (11,558)
    Intersegment profit in inventory                (237)            (281)
    Intersegment other asset                        (186)            (186)
                                             -----------      -----------

      Total consolidated assets              $   359,475      $   355,285
                                             ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's (and its majority-owned subsidiary Congoleum's) expectations, as of the date of this report, of future events and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and in the Company's other filings with the Securities and Exchange Commission.

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

On November 8, 2004, Congoleum filed a modified plan of reorganization, disclosure statement and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004, and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan.

On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreement would agree to forebear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of Congoleum's plan of reorganization (the "Plan Trust") to pay asbestos claims against Congoleum. As a result of these changes, Congoleum advised the Bankruptcy Court that Congoleum would withdraw its existing plan and prepare an amended plan and disclosure statement and solicit acceptances from certain claimant creditors affected by these modifications. Congoleum anticipates that it will submit its amended plan to the Bankruptcy Court prior to a status conference scheduled for July 19, 2005, at which time it anticipates a date will be set to consider approval of the amended plan, disclosure statement and related voting procedures. There can be no assurance that Congoleum will receive the acceptances necessary for confirmation of the proposed amended plan of reorganization, that the date the Bankruptcy Court will consider approval of the amended plan disclosure statement and voting procedures will not be delayed or that such approval will be received in a timely fashion, that the proposed amended plan will not be modified further, that the Bankruptcy Court will confirm and approve the amended plan, or that the amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters. Although Congoleum expects to consider the views of its insurance carriers when preparing its amended plan, it is possible that a plan which will satisfy the requirements of Section 524(g) of the Bankruptcy Code with respect to asbestos creditors will not resolve all objections raised by some or all of the insurance carriers. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the proposed amended plan.

On May 12, 2005, Congoleum entered into a settlement agreement with American International Group, Inc. ("AIG"), one of its excess insurance carriers, over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's proposed amended plan of reorganization.

Unless the context otherwise provides, references in this report to the proposed plan, amended plan or similar language refers to the version of the Congoleum plan of reorganization that Congoleum has indicated it anticipates filing with the Bankruptcy Court prior to the status conference scheduled for July 19, 2005.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. As discussed above, pursuant to the agreement in principle reached by Congoleum with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative in April 2005, under Congoleum's proposed amended plan of reorganization, asbestos claimants with claims settled under the Claimant Agreement would agree to forego the security interest they were granted pursuant to the Claimant Agreement and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. Under Congoleum's proposed amended plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims subject to the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to the Plan Trust.

The proposed amended plan and Collateral Trust Agreement, as modified, will obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the Collateral Trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and plan trust agreement at $3 million. In addition, the plan modifications further obligate Congoleum to fund any actual costs in excess of $2 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

Based on its reorganization strategy, which included Congoleum settling certain asbestos claims prior to commencing its Chapter 11 case, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust established under Section 524(g) of the Bankruptcy Code. Congoleum recorded charges of $17.3 million in the fourth quarter of 2002, an additional charge of $3.7 million in the fourth quarter of 2003, and a further charge of $5.0 million in the fourth quarter of 2004 to increase its recorded liability to the estimated minimum cost to complete its plan of reorganization. Congoleum expects that its remaining costs to confirm and effect its proposed plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $7.2 million at a minimum. Actual amounts that will be contributed to the plan trust and costs for obtaining confirmation of and implementing the plan of reorganization could be materially higher, which could have a material adverse effect on ABI's and Congoleum's consolidated results of operations as well as Congoleum's financial position.

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

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidating financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the Company's financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission. There have been no material changes of what the Company considers to be its critical accounting policies or the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

                                              Three Months Ended March 31
                                                 2005             2004
                                              --------           -------
                                               (In thousands of dollars)

Net sales                                     $ 49,742           $47,458
Cost of sales                                   34,931            34,496
                                              --------           -------
Gross profit                                    14,811   29.8%    12,962   27.3%
Selling, general & administrative expenses      13,791   27.7%    14,364   30.3%
                                              --------           -------
Operating income (loss)                          1,020            (1,402)

Interest expense, net                             (719)             (716)
Other income (expense), net                      2,132              (143)
                                              --------           -------
Income (loss) before taxes and other items       2,433            (2,261)

Provision for (benefit from) income taxes          971              (797)
Noncontrolling interests                          (474)               36
                                              --------           -------

Income (loss) from continuing operations      $    988           $(1,428)
                                              ========           =======

Net sales in the first quarter of 2005 were $49.7 million compared to $47.5 million in the first quarter of 2004, an increase of $2.2 million or 4.8%. This increase was due to higher net sales at all divisions. Tape and the Canadian divisions had increases in net sales of $1.6 million (7.5%) and $0.6 million (5.3%), respectively, while K&M had a modest increase of approximately $100 thousand. The increase in net sales at the Tape division was driven by higher sales in Europe and Asia with new customers and higher sales to existing customers, including $0.6 million from price increases. The increase in Canadian division net sales was due to the foreign exchange impact of a stronger Canadian dollar.

Gross profit increased from 27.3% for the first quarter of 2004 to 29.8% for the first quarter of 2005. Gross profit at the Tape division improved by 0.8 points as a result of additional volume, better manufacturing performance, and price increases, which helped offset increases in raw material costs. Gross profit at the Canadian division also improved by 0.8 points because of improved product mix and price increases, offset by increases in raw material costs. Gross profit at K&M increased by 6.9 points as a result of lower fixture costs and a more profitable sales mix, partly offset by price increases by suppliers in China.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended March 31, 2005 and 2004 would have been 29.3% and 26.8%, respectively.

Selling, general and administrative ("SG&A") expenses in the first quarter of 2005 decreased by $573 thousand compared to the first quarter of 2004. As a percentage of net sales, SG&A decreased from 30.3% to 27.7%. The decrease in expense was due to lower SG&A costs at the Corporate level ($650 thousand) as a result of lower compensation costs, professional fees and interest expense.

Interest income and expense for the first quarter of 2005 were comparable to the same period last year. Higher borrowings under the Canadian line of credit were offset by lower borrowings at the Corporate level.

Other income includes a gain of $2.3 million recognized on the sale of a warehouse. The impact of this sale on the Company's net income after taxes and non-controlling interest was $887 thousand, or $0.26 per share.

The effective tax rate was 40% in the first quarter of 2005 compared to 35% in the first quarter of 2004. During the first quarter of 2004, the Canadian division recorded a higher loss and a higher tax benefit (effective rate of 36%). For the first quarter of 2005, the Canadian division lowered its effective rate to 30% because its overall effective rate for all of 2004 was 30%.

The income from continuing operations in the first quarter of 2005 was $1.0 million compared to a loss from continuing operations of $1.4 million in the corresponding prior year period. Excluding the net impact of the sale of the warehouse, the income from continuing operations for the first quarter of 2005 was approximately $100 thousand. The change from the same period in the prior year is due to the increase in gross profit coupled with the decrease in SG&A expenses.

Congoleum

                                            Three Months Ended March 31
                                             2005                2004
                                           --------             -------
                                              (In thousands of dollars)

Net sales                                  $ 57,630             $52,000
Cost of sales                                43,969              38,449
                                           --------             -------
Gross profit                                 13,661   23.7%      13,551    26.1%
Selling, general & administrative
  expenses                                   11,733   20.4%      11,985    23.0%
                                           --------             -------
Operating income                              1,928               1,566
Interest expense, net                        (2,500)             (2,245)
Other income, net                               220                 244
                                           --------             -------
Loss before taxes                              (352)               (435)
Provision for income taxes                       --                  --
                                           --------             -------

Net loss                                   $   (352)              $(435)
                                           ========             =======

Net sales for the three months ended March 31, 2005 were $57.6 million as compared to $52.0 million for the three months ended March 31, 2004, an increase of $5.6 million or 10.8%. The increase resulted primarily from the impact of selling price increases instituted in the second half of 2004 and during the first quarter of 2005 (7.0%), higher sales of residential products (up 8.9%), and higher sales in the manufactured housing category (up 8.0%), partially offset by lower sales of do-it-yourself tile to mass merchandisers (down 48.0%).

Gross profit for the three months ended March 31, 2005 totaled $13.7 million, or 23.7% of net sales, compared to $13.6 million, or 26.1% of net sales, for the same period last year. The major factor leading to the deterioration in gross margin percent was the sharp rise in raw material costs experienced during the fourth quarter of 2004 and ongoing into the first quarter of 2005, which reduced margins by 9.1 percentage points of net sales. This was partially mitigated by the 7.0 percentage point increase in selling prices, as well as improved plant efficiencies and cost reduction programs which benefited gross margins by an additional 0.3 percentage points.

Selling, general and administrative expenses were $11.7 million for the three months ended March 31, 2005 as compared to $12.0 million for the three months ended March 31, 2004, a decrease of $0.3 million. The reduction in expenses reflects a reduction of $0.4 million in merchandising and sales support related costs partially offset by an increase of $0.1 million in research and development costs related to new product initiatives. As a percent of net sales, selling, general and administrative costs were 20.4% for the three months ended March 31, 2005 compared to 23.0% for the same period last year.

Income from operations was $1.9 million for the quarter ended March 31, 2005 compared to income of $1.6 million for the quarter ended March 31, 2004. The improvement in operating income was a result of the higher sales and related gross margin dollars coupled with lower selling, general and administrative expenses.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, increased $1.5 million in the first three months of 2005 to $6.5 million. Cash used by operating activities, principally for seasonal working capital increases, were financed by income earned during the quarter and with short term borrowings. Working capital at March 31, 2005 was $18.6 million, up from $16.2 million at December 31, 2004. The ratio of current assets to current liabilities at March 31, 2005 was 1.31 compared to 1.27 at December 31, 2004.

Capital expenditures in the first three months of 2005 were $0.3 million compared to $0.6 million for the first three months of 2004. It is anticipated that capital spending for the full year 2005 will be between $3 million and $4 million.

During the quarter, the Company sold a warehouse for $2.5 million, resulting in net cash proceeds of $2.3 million. The warehouse was owned by Tullahoma Properties L.L.C., a subsidiary in which the Company owns a 62.5% interest.

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

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Bank of America (as successor to Fleet National Bank, "BofA"). The Credit Facility provides the Company with a revolving credit facility of up to $20 million, including up to $5 million for the issuance of letters of credit. Amounts that the Company can borrow under the Credit Facility are subject to reduction from time to time if the borrowing base is less than $20 million. The formula used for determining the borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries, reduced by amounts outstanding under the Note Agreement (as defined below). Interest is payable on amounts borrowed under the Credit Facility at rates which generally vary between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75% depending on the Company's leverage ratio, as determined under the Credit Facility. Certain domestic subsidiaries of the Company have agreed to guarantee the Company's obligations under the Credit Facility. The Credit Facility expires on January 1, 2006.

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Series A Notes"). The Series A Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. During 2004 and for the quarter ended March 31, 2005, the Company was obligated to pay the full 2% of that fee. Principal on the Senior A Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006.

Both the Credit Facility and the Note Agreement contain certain covenants that the Company must satisfy. The covenants included in the Credit Facility and the Note Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a minimum ratio of current assets to current liabilities, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending.

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

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. In January 2004, the Credit Facility and the Note Agreement were amended to eliminate a participant on the Credit Facility, reduce the credit line to $20 million, and to modify the tangible net worth, adjusted EBITDA to interest expense and consecutive quarterly loss covenants. Fees of $83 thousand were paid to the lenders in connection with these amendments. In April 2004, the Credit Facility and the Note Agreement were amended to permit American Biltrite (Canada) Ltd. (the "Canadian Subsidiary") the ability to grant a security interest in certain assets under a credit agreement that the Canadian Subsidiary is a party to. In November 2004, the Credit Facility was amended to extend the term of the Credit Facility to January 1, 2006, to modify the treatment of tax refunds in covenant calculations, and to modify the measurement levels for the adjusted EBITDA to interest expense and current assets to current liabilities covenants for the remainder of the extended loan term. A fee of $50 thousand was paid in connection with this amendment. In December 2004, a temporary waiver of the adjusted EBITDA to interest expense covenant in the Note Agreement was obtained, which waived compliance with that covenant until February 15, 2005. The expiration date of that temporary waiver was subsequently amended and currently is scheduled to expire on May 30, 2005. The Company is currently negotiating modifications to financial covenants for 2005 under the Note Agreement to make them comparable to the 2005 financial covenants in the amended Credit Facility. While the Company has been successful in such negotiations previously and believes it will be so again, failure to obtain such modifications or to obtain waivers of certain existing financial covenants would likely result in the Company failing to satisfy the financial covenants as currently comprised during the measurement periods in 2005. Such a failure would constitute a default under the Note Agreement.

There can be no assurance that the Company will not need to obtain additional amendments or waivers of covenants under its debt agreements in 2005 or subsequent years. If it fails to satisfy those covenants it will be in default under the respective debt agreements.

Certain defaults under the Note Agreement, such as defaults resulting from certain bankruptcy, insolvency and receivership matters of the Company or certain of its subsidiaries (not including Congoleum), automatically cause all amounts owing with respect to the Senior Notes then outstanding under the Note Agreement to become immediately due and payable. A default in the payment of principal or interest under the Senior Notes would allow each individual noteholder to cause all amounts owed with respect to the Senior Notes held by such holder to become immediately due and payable. In addition, with respect to all other defaults under the Note Agreement, holders of at least 51% of the aggregate principal amount of the Senior Notes then outstanding could cause all amounts then owing with respect to the Senior Notes to become immediately due and payable. The Company understands that Prudential is the only holder of the Senior Notes and, as such, any decision to cause the acceleration of amounts owed with respect to the Senior Notes would be made at Prudential's discretion.

Certain events of default under the Credit Facility, such as defaults resulting from certain bankruptcy, insolvency and receivership matters of the Company or certain of its subsidiaries (not including Congoleum) automatically terminates BofA's obligation to make borrowings available under the Credit Facility and causes all amounts outstanding under the Credit Facility to become immediately due and payable. With respect to all other events of default under the Credit Facility, BofA may terminate its obligation to make borrowings available under the Credit Facility and cause all amounts outstanding under the Credit Facility to become immediately due and payable.

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

Under Congoleum's proposed amended plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the joint venture agreement relating to the contribution by ABI to Congoleum in 1993 of the Company's tile division, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the Plan Trust under the promissory note expected to be contributed by Congoleum to the Plan Trust remain outstanding. Instead, those amounts will be held in escrow by the Plan Trust and be pledged by the Company as collateral securing Congoleum's obligations under that promissory note until released from such escrow and paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the promissory note and the pledge agreement expected to be entered into by the Company with regard to the collateral expected to be pledged by the Company to secure Congoleum's obligations under the promissory note. To the extent the amounts that are subject to that escrow are material, that could have a material adverse effect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

Pursuant to the terms of Congoleum's proposed amended plan of reorganization, ABI will also pledge the shares of Congoleum stock it owns as collateral securing Congoleum's obligations under that promissory note expected to be contributed by Congoleum to the Plan Trust. The original principal amount of that note is expected to be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of that date exceeds approximately $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated based on the excess of 51% of the equity value of Congoleum over $2.7 million during the 90 consecutive day trading period ended March 31, 2005, the resulting adjustment amount would be approximately $21.2 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, it is expected that the terms of the note will require Congoleum to make interest payments prior to the note's maturity date. Any default by Congoleum under that note could have a material adverse effect on the Company's liquidity and capital resources.

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

Cash requirements for capital expenditures, working capital, and debt service are expected to be financed from operating activities and borrowings under existing bank lines of credit. As of March 31, 2005, approximately $28.2 million in the aggregate was available for borrowing by the Company under its bank lines of credit, subject to the value from time to time of the collateral securing outstanding borrowings under those lines of credit. At March 31, 2005, $8.4 million was outstanding under revolving credit lines and $0.8 million was outstanding under letters of credit. An additional $15.2 million was available for borrowing as of that date under the Company's revolving credit lines. The Company believes that its cash flow from operations, expected proceeds from the sale of the Janus assets and borrowings available under its existing bank lines of credit will be adequate for its expected capital expenditure, working capital, and debt service needs, subject to compliance with the covenants contained in its debt agreements referred to above and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on January 1, 2006 on satisfactory terms.

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

Congoleum

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to Unaudited Consolidating Condensed Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 Congoleum and two of its subsidiaries filed voluntary petitions commencing cases for reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes A and J of the Notes to Unaudited Consolidating Condensed Financial Statements, which are contained in Item 1 of this Quarterly Report on Form 10-Q. These matters will have a material adverse impact on liquidity and capital resources. During the first quarter of 2005, Congoleum paid $4.3 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At March 31, 2005, Congoleum had $10.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will be met, although there can be no assurances to that effect. Congoleum expects to spend a further $6.9 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $14.5 million insurance settlement being held as restricted cash). It also expects to spend a further $7.3 million at a minimum during 2005 in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates.

As part of Congoleum's proposed amended plan of reorganization, Congoleum expects that it will also issue a promissory note to the Plan Trust. Under the terms of the proposed amended plan, the original principal amount of the Congoleum Note will be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization in an amount approximately equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of that date exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended March 31, 2005, the resulting adjustment amount would be $21.2 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the Note will require Congoleum to make interest payments prior to such note's maturity date.

The proposed amended plan and Plan Trust agreement, as modified, would obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the plan and the collateral trust. Congoleum's indemnification obligations in this regard are capped under the modified plan and Plan Trust agreement at $3.0 million. In addition, the plan would further obligate Congoleum to fund any actual costs in excess of $2.0 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2005, were $21.6 million, a decrease of $8.1 million from December 31, 2004. The decrease includes accrued but unpaid interest during 2004 and 2005 of $13.7 million. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.0 million and $1.2 million at March 31, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, a $14.6 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at March 31, 2005. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust formed upon confirmation of its proposed amended plan of reorganization. Working capital was $36.7 million at March 31, 2005, up from $35.3 million at December 31, 2004. The ratio of current assets to current liabilities at March 31, 2005 was 1.4 to 1.0, which is unchanged from December 31, 2004. The ratio of debt to total capital at March 31, 2005 was 0.47 to 1.0 which is also unchanged since December 31, 2004. Net cash used by operations during the first three months of 2005 was $9.3 million, as compared to net cash provided by operations of $7.8 million in 2004. The decrease in cash provided by operations in the first three months of 2005 versus the first three months of 2004 was primarily due to higher working capital requirements and increased reorganization expenditures in 2005.

Capital expenditures for the three months ended March 31, 2005 totaled $0.9 million. Congoleum is currently planning capital expenditures of approximately $6.9 million in 2005 and between $6 million and $7 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on June 30, 2005 with borrowings up to $30.0 million. An amendment to further extend this financing agreement through December 31, 2005 has been executed and will be effective upon Bankruptcy Court approval. A fee of $125 thousand will be paid in connection with this extension. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at March 31, 2005. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2005, based on the level of receivables and inventory, $30.0 million was available under the facility, of which $6.0 million was utilized for outstanding letters of credit and $12.4 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its proposed amended plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to that facility's expiration on December 31, 2005.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note I of the Notes to Unaudited Consolidating Condensed Financial Statements). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets. The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although Congoleum did not generate cash from operations in the first quarter of 2005, Congoleum anticipates that it will generate cash from operations in 2005. Congoleum believes that net cash provided by operating activities and borrowing under its financing agreement will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its proposed amended plan of reorganization. Congoleum's inability to obtain confirmation of the proposed amended plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements. Congoleum also anticipates it will be able to obtain exit financing upon confirmation of its proposed amended plan although there can be no assurance that such financing will be obtained. Such financing will be required to replace its debtor-in-possession credit facility and permit Congoleum to pay accrued interest on its Senior Notes (which amounted to $16.6 million at March 31, 2005) and other obligations needed to be satisfied in connection with the confirmation of the proposed amended plan of reorganization.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes A, I and J of the Notes to Unaudited Consolidating Condensed Financial Statements, which is included in this report, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos personal injury claims. In connection with Congoleum's strategy for resolving its asbestos liability, in 2003, Congoleum entered into settlement agreements with various asbestos claimants, which provides for an aggregate settlement value of at least $491 million. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of $512 million based on the settlement values applicable in the fourth amended plan. Settlement of these obligations pursuant to the terms of Congoleum's proposed amended plan is dependent on Bankruptcy Court confirmation of the plan of reorganization, including determinations by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

There can be no assurance that Congoleum will be successful in obtaining confirmation of Congoleum's proposed amended plan in a timely manner or at all. Any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court could vary significantly from the description in this report. Furthermore, the estimated costs and contributions required to confirm and to effect the proposed amended plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

As part of Congoleum's plan of reorganization, Congoleum would contribute to the Plan Trust certain of Congoleum's rights to receive insurance proceeds for asbestos liabilities under its applicable insurance policies. Congoleum is currently involved in litigation with certain of its insurance carriers related to disputed insurance coverage for asbestos-related liabilities, and certain insurance carriers have filed various objections to Congoleum's previously filed plan of reorganization and related matters. It is expected that these insurers will continue to vigorously contest their obligations to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities and seek to prevent any contribution by Congoleum of its rights to receive insurance for asbestos matters to the Plan Trust. The first phase of the insurance coverage trial is scheduled to begin on July 19, 2005 and will address all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers constituted a breach of their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach on the part of Congoleum. The second phase of the trial will address all coverage issues, including but not limited to trigger and allocation. The final phase of the trial will address bad faith punitive damages, if appropriate. Congoleum believes, however, that even if the insurers were to succeed in the first phase of the coverage action, such result would not deprive individual claimants of the right to seek payment from the affected insurance policies nor would such result preclude Congoleum from amending the Claimant Agreement and seeking recovery under the Claimant Agreement, as amended; moreover, Congoleum does not believe that it would be deprived of coverage-in-place insurance for future obligations of or demands upon the insurers under the applicable insurance policies. However, there can be no assurances of the outcome of these matters or their potential effect on Congoleum's ability to obtain approval of its plan of reorganization.

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

Some additional factors that could cause actual results to differ from Congoleum's and the Company's objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments and availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (ii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iii) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge, (iv) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under Congoleum's proposed plan of reorganization, (v) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability, (vi) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms,
(vii) timely obtaining sufficient creditor and court approval of any reorganization plan, (viii) developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers, and (ix) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of its anticipated Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A, I and J of the Notes to Unaudited Consolidating Condensed Financial Statements, which are included in this report.

A substantial portion of the Company's debt must be amended or refinanced, existing defaults under the Company's debt agreements must be permanently effectively waived and the Company's ability to obtain additional financing may be limited.

As of December 31, 2004, the Company did not satisfy a financial covenant under the Note Agreement. Prudential has granted the Company a temporary waiver of any event of default that would result from that failure to satisfy that financial covenant as of December 31, 2004. That temporary waiver has been extended and expires May 30, 2005. The Company is currently negotiating with Prudential for a permanent waiver of that covenant default or an amendment to the Note Agreement that would result in the Company not violating that financial covenant as of December 31, 2004. While the Company believes it will be able to successfully negotiate such a waiver or amendment, failure to do so would result in the Company being in default of the Note Agreement.

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

Due to the nature of the Company's and its majority-owned subsidiary Congoleum's businesses and certain of the substances which are or have been used, produced or discharged by them, the Company's and Congoleum's operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations. The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company and Congoleum-owned sites. The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at those facilities, in order to comply with existing environmental laws, and those amounts may be substantial. Although the Company and Congoleum believe that those amounts should not have a material adverse effect on their respective financial positions, there can be no assurance that these amounts will not have such an effect because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies. Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company or Congoleum to modify or curtail their operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of their raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to a fire at a large resin plant in 2004. Although the Company and Congoleum have not experienced any significant difficulties obtaining specialty resin, there can be no assurances that they may not have difficulty in the future, particularly if global supply conditions deteriorate. Raw material prices in 2004 increased significantly and are expected to remain high in 2005 and until additional capacity becomes available.

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

The Company's tape division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 21% of the Company's tape division's net sales for the year ended December 31, 2004. The loss of the largest unaffiliated customer and/or two or more of the other unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, or financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 70% of Congoleum's net sales for the year ended December 31, 2004.

The Company's subsidiary K&M Associates L.P. sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M Associates L.P.'s customers accounted for approximately 59% of its net sales for the year ended December 31, 2004. The loss of K&M Associates L.P.'s largest customer would likely have a material adverse effect on the Company's business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses, and the loss of any of these executives would likely harm the Company's business.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses. In particular, three of the persons that serve as key executives at the Company also serve as key executives at Congoleum. The Company's future success will depend largely upon the continued service of these key executives, all of whom have no employment contract with the Company or Congoleum, as applicable, and may terminate their employment at any time without notice. Although certain key executives of the Company and Congoleum are, directly or indirectly, large shareholders of the Company or Congoleum, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to adequately perform in his current position, could have a material adverse effect on the Company's business, results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on their investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. If market interest rates were to increase by 10% from levels at December 31, 2004 and March 31, 2005, the fair value of our investments as of each such respective date would decline by an immaterial amount. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of December 31, 2004 and March 31, 2005 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe, Asia and Central America, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2004 and March 31, 2005, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as of each respective date.

Under their current policies, neither the Company nor Congoleum currently use derivative financial instruments, derivative commodity instruments or other financial instruments to manage their exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and do not hold any instruments for trading purposes.

Item 4: Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due February 1, 2004, August 1, 2004 and February 1, 2005 on the Senior Notes. The aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $13.0 million. As of March 31, 2005, the aggregate outstanding principal amount of the Senior Notes is approximately $100 million. These amounts, plus $743,000 of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, August 1, 2004 and February 1, 2005 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidated balance sheet included in this report.

Item 5. Other Information

On May 12, 2005, Congoleum entered into a settlement agreement with American International Group, Inc. ("AIG"), one of its excess insurance carriers, over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's proposed amended plan of reorganization.

Item 6. Exhibits

Exhibit No.                               Description
--------------------------------------------------------------------------

3 (1) I               Restated Certificate of Incorporation

3 (2) IV              By-Laws, amended and restated as of September 11, 2004

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

Exhibit No.                               Description
--------------------------------------------------------------------------

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

4 (7)  III            Amendment No. 5 to Note Purchase and Private Shelf
                      Agreement and Facility Guarantee, dated as of January 29, 2004, among American Biltrite Inc.,
                      K&M Associates L.P. and The Prudential Insurance
                      Company of America

4 (8)  II             Security Agreement, dated as of October 14, 2003,
                      among American Biltrite Inc., K&M Associates L.P.,
                      Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4 (9)  II             Intercreditor and Collateral Agency Agreement,
                      dated as of October 14, 2003, by and among Fleet
                      National Bank, Citizens Bank of Massachusetts, The
                      Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by
                      American Biltrite Inc., K&M Associates L.P. and the other American Biltrite Inc. guarantor subsidiaries

4 (10)  II            Guarantor Joinder Agreement, dated as of October
                      14, 2003, made by ABTRE, Inc., AIMPAR, Inc.,
                      American Biltrite Intellectual Properties, Inc.,
                      Ideal Tape Co., Inc., Majestic Jewelry, Inc.,
                      Ocean State Jewelry, Inc. and 425 Dexter
                      Associates, L.P. in favor of The Prudential
                      Insurance Company

4 (11)  IV            Indenture, dated as of August 3, 1998, by and
                      between Congoleum Corporation and First Union
                      National Bank, as trustee

Exhibit No.                               Description
--------------------------------------------------------------------------

4 (12)  IV            First Supplemental Indenture, dated as of March
                      28, 2003, between Congoleum Corporation and
                      Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (13)  IV            Second Supplemental Indenture, dated as of August
                      7, 2003, between Congoleum Corporation  and
                      Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

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

      ---------------------------

        I Incorporated by reference to the exhibits to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996. (1-4773)

       II Incorporated by reference to the exhibits to the Company's Quarterly
          Report on Form 10-Q filed on August 14, 2003.

      III Incorporated by reference to the exhibits to the Company's Quarterly
          Report on Form 10-Q filed on October 17, 2003.

       IV Incorporated by reference to the exhibits of the Company's Annual
          Report on Form 10-K filed for the year ended December 31, 2004.

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

                                                AMERICAN BILTRITE INC.
                                                ----------------------
                                                     (Registrant)


Date: May 16, 2005                          BY: /s/ Howard N. Feist III
                                                -------------------------
                                                Howard N. Feist III
                                                Vice President-Finance
                                                (Duly Authorized Officer and
                                                Principal Financial and Chief
                                                Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.                                 Description
--------------------------------------------------------------------------------

3 (1) I               Restated Certificate of Incorporation

3 (2) IV              By-Laws, amended and restated as of September 11,
                      2004

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

Exhibit No.                                 Description
--------------------------------------------------------------------------------

4 (7)  III            Amendment No. 5 to Note Purchase and Private Shelf
                      Agreement and Facility Guarantee, dated as of January 29, 2004, among American Biltrite Inc.,
                      K&M Associates L.P. and The Prudential Insurance
                      Company of America

4 (8)  II             Security Agreement, dated as of October 14, 2003,
                      among American Biltrite Inc., K&M Associates L.P.,
                      Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4 (9)  II             Intercreditor and Collateral Agency Agreement,
                      dated as of October 14, 2003, by and among Fleet
                      National Bank, Citizens Bank of Massachusetts, The
                      Prudential Insurance Company of America and the other banks from time to time party thereto and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by
                      American Biltrite Inc., K&M Associates L.P. and the other American Biltrite Inc. guarantor subsidiaries

4 (10)  II            Guarantor Joinder Agreement, dated as of October
                      14, 2003, made by ABTRE, Inc., AIMPAR, Inc.,
                      American Biltrite Intellectual Properties, Inc.,
                      Ideal Tape Co., Inc., Majestic Jewelry, Inc.,
                      Ocean State Jewelry, Inc. and 425 Dexter
                      Associates, L.P. in favor of The Prudential
                      Insurance Company

4 (11)  IV            Indenture, dated as of August 3, 1998, by and
                      between Congoleum Corporation and First Union
                      National Bank, as trustee

4 (12)  IV            First Supplemental Indenture, dated as of March
                      28, 2003, between Congoleum Corporation and
                      Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (13)  IV            Second Supplemental Indenture, dated as of August
                      7, 2003, between Congoleum Corporation and
                      Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

Exhibit No.                                 Description
--------------------------------------------------------------------------------

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

      -----------------------------

        I Incorporated by reference to the exhibits to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996. (1-4773)

       II Incorporated by reference to the exhibits to the Company's
          Quarterly Report on Form 10-Q filed on August 14, 2003.

      III Incorporated by reference to the exhibits to the Company's
          Quarterly Report on Form 10-Q filed on October 17, 2003.

       IV Incorporated by reference to the exhibits of the Company's
          Annual Report on Form 10-K filed for the year ended December
          31, 2004.