Form 10-Q
period 2005-06-30
AMERICAN BILTRITE INC
filed 2005-08-15
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2005                    Commission File Number 1-4773

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
Yes |_|    No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                               Outstanding at July 31, 2005
-------------------                               ----------------------------
       Common                                            3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidating Condensed Balance Sheets--Assets as of
                 June 30, 2005 (unaudited) and December 31, 2004.............. 3

                 Consolidating Condensed Balance Sheets--Liabilities and Stockholders' Equity as of June 30, 2005 (unaudited)
                 and December 31, 2004........................................ 4

                 Consolidating Condensed Statements of Operations for the
                 three months ended June 30, 2005 and 2004 (unaudited)........ 5

                 Consolidating Condensed Statements of Operations for the
                 six months ended June 30, 2005 and 2004 (unaudited).......... 6

                 Consolidating Condensed Statements of Cash Flows for the
                 six months ended June 30, 2005 and 2004 (unaudited).......... 7

                 Notes to Unaudited Consolidating Condensed Financial
                 Statements .................................................. 8


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................29

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...53

         Item 4. Controls and Procedures......................................55


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................55

         Item 3. Defaults Upon Senior Securities..............................56

         Item 4. Submission of Matters to a Vote of Security Holders..........56

         Item 6. Exhibits.....................................................57

         Signature ...........................................................61

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements


                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                  ABI Consolidated          Eliminations             Congoleum             American Biltrite
                              June 30,   December 31,   June 30,  December 31,  June 30,   December 31,  June 30,   December 31,
                                2005         2004         2005        2004        2005         2004        2005         2004
                             ---------------------------------------------------------------------------------------------------
                             (Unaudited)              (Unaudited)             (Unaudited)              (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents   $ 24,846    $ 34,691                              $21,397    $ 29,710     $  3,449     $  4,981
  Restricted cash               11,083      15,682                               11,083      15,682
  Accounts receivable, net      46,388      43,591       $(604)     $(1,036)     20,823      17,621       26,169       27,006
  Inventories                   86,332      76,036        (185)        (268)     44,867      39,623       41,650       36,681
  Assets of discontinued
    operation                    3,048       2,952                                                         3,048        2,952
  Deferred income taxes         12,636      12,636                               10,678      10,678        1,958        1,958
  Prepaid expense & other
    current assets               4,976       6,826                                2,366       5,124        2,610        1,702
                             ---------------------------------------------------------------------------------------------------
   Total current assets        189,309     192,414        (789)      (1,304)    111,214     118,438       78,884       75,280

Property, plant &
  equipment, net               118,196     124,070                               76,271      79,550       41,925       44,520

Other assets:
  Insurance for
    asbestos-related
    liabilities                  7,500       7,500                                                         7,500        7,500
  Goodwill, net                 11,300      11,300                                                        11,300       11,300
  Other assets                  19,885      20,001        (186)        (186)     14,726      14,894        5,345        5,293
                             ---------------------------------------------------------------------------------------------------
                                38,685      38,801        (186)        (186)     14,726      14,894       24,145       24,093
                             ---------------------------------------------------------------------------------------------------

Total assets                  $346,190    $355,285       $(975)     $(1,490)   $202,211    $212,882     $144,954     $143,893
                             ===================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                    ABI Consolidated           Eliminations               Congoleum             American Biltrite
                                  June 30,  December 31,   June 30,  December 31,    June 30,  December 31,   June 30,  December 31,
                                    2005        2004         2005        2004          2005        2004         2005        2004
                                 ---------------------------------------------------------------------------------------------------
                                 (Unaudited)             (Unaudited)               (Unaudited)              (Unaudited)
Liabilities
Current liabilities:
  Accounts payable                $ 24,627   $ 18,700     $   (604)   $    (57)     $ 14,346    $ 10,295      $ 10,885   $  8,462
  Accrued expenses                  41,088     48,605                     (979)       21,939      28,066        19,149     21,518
  Asbestos-related liabilities      22,430     21,079                                 22,430      21,079
  Liabilities of
    discontinued operation             284        165                                                              284        165
  Notes payable                     19,250     17,036                                 10,137       9,500         9,113      7,536
  Current portion of
    long-term debt                  20,154     21,411                                                           20,154     21,411
  Liabilities subject to
    compromise                      18,883     14,225                                 18,883      14,225
                                 ---------------------------------------------------------------------------------------------------
    Total current liabilities      146,716    141,221         (604)     (1,036)       87,735      83,165        59,585     59,092

Long-term debt, less current
  portion                            1,414      2,790                                                            1,414      2,790
Asbestos-related liabilities        10,238     10,238                                  2,738       2,738         7,500      7,500
Other liabilities                   25,472     25,237                                 10,678      10,678        14,794     14,559
Noncontrolling interests             1,266        623                                                            1,266        623
Liabilities subject to
  compromise                       136,813    137,104         (186)       (186)      136,999     137,290
                                 ---------------------------------------------------------------------------------------------------
                                   321,919    317,213         (790)     (1,222)      238,150     233,871        84,559     84,564

Stockholders' equity
  Common stock                          46         46          (93)        (93)           93          93            46         46
  Additional paid-in capital        19,548     19,548      (49,106)    (49,106)       49,106      49,106        19,548     19,548
  Retained earnings                 35,447     49,526       35,090      35,007       (58,780)    (43,830)       59,137     58,349
  Accumulated other
    comprehensive loss             (15,638)   (15,916)       6,111       6,111       (18,545)    (18,545)       (3,204)    (3,482)
  Less treasury shares             (15,132)   (15,132)       7,813       7,813        (7,813)     (7,813)      (15,132)   (15,132)
                                 ---------------------------------------------------------------------------------------------------
  Total stockholders' equity        24,271     38,072         (185)       (268)      (35,939)    (20,989)       60,395     59,329
                                 ---------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity        $346,190   $355,285     $   (975)   $ (1,490)     $202,211    $212,882      $144,954   $143,893
                                 ===================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2005 and 2004
               (In thousands of dollars, except per share amounts)

                                  ABI Consolidated        Eliminations            Congoleum         American Biltrite
                                  2005        2004       2005       2004       2005       2004       2005        2004
                               -----------------------------------------------------------------------------------------

Net sales                      $109,542    $112,510     $  72       $133    $ 58,108    $62,951    $51,362     $49,426

Cost of products sold            81,933      80,577       (39)       (87)     44,338     46,065     37,634      34,599
Selling, general &
  administrative expenses        38,966      26,296                           26,127     13,016     12,839      13,280
                               -----------------------------------------------------------------------------------------
(Loss) income from operations   (11,357)      5,637       111        220     (12,357)     3,870        889       1,547
Other (income) expense:
   Interest income                  (86)        (57)                             (84)        --         (2)        (57)
   Interest expense               3,267       3,133                            2,618      2,314        649         819
   Other (income) expense            37        (175)       72        151        (293)      (421)       258          95
                               -----------------------------------------------------------------------------------------
                                  3,218       2,901        72        151       2,241      1,893        905         857
                               -----------------------------------------------------------------------------------------
(Loss) income before taxes
   and other items              (14,575)      2,736        39         69     (14,598)     1,977        (16)        690

(Credit) provision for
  income taxes                      (16)        850                               --        616        (16)        234
Noncontrolling interests            (87)        (59)                                                   (87)        (59)
                               -----------------------------------------------------------------------------------------
  (Loss) income from
     continuing operations      (14,646)      1,827        39         69     (14,598)     1,361        (87)        397
Discontinued operation              (57)       (110)                                                   (57)       (110)
                               -----------------------------------------------------------------------------------------

Net (loss) income              $(14,703)   $  1,717     $  39       $ 69    $(14,598)   $ 1,361    $  (144)    $   287
                               =========================================================================================

                                        Basic                   Diluted
                                  2005        2004          2005      2004
                               ---------------------     -------------------
(Loss) income per common share
  from continuing
  operations                     $(4.25)     $ 0.53        $(4.25)   $ 0.53
Discontinued operation            (0.02)      (0.03)        (0.02)    (0.03)
                               ---------------------     -------------------

  Net (loss) income per
   common share                  $(4.27)     $ 0.50        $(4.27)   $ 0.50
                               =====================     ===================

Weighted average number of
  common and equivalent
  shares outstanding              3,442       3,442         3,442     3,455
                               =====================     ===================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                     For the Six Months Ended June 30, 2005 and 2004
                   (In thousands of dollars, except per share amounts)

                                  ABI Consolidated        Eliminations            Congoleum         American Biltrite
                                  2005        2004       2005       2004       2005       2004       2005        2004
                               -----------------------------------------------------------------------------------------

Net sales                      $216,966    $211,925      $124     $   90    $115,738   $114,951   $101,104     $96,884

Cost of products sold           160,789     153,471       (83)      (138)     88,307     84,514     72,565      69,095
Selling, general &
  administrative expenses        64,490      52,645                           37,860     25,001     26,630      27,644
                               -----------------------------------------------------------------------------------------
(Loss) income from operations    (8,313)      5,809       207        228     (10,429)     5,436      1,909         145
Other (income) expense:
   Interest income                 (229)        (63)                            (182)         -        (47)        (63)
   Interest expense               6,531       6,100                            5,118      4,559      1,413       1,541
   Other (income) expense        (2,165)       (268)      124        159        (415)      (665)    (1,874)        238
                               -----------------------------------------------------------------------------------------
                                  4,137       5,769       124        159       4,521      3,894       (508)      1,716
                               -----------------------------------------------------------------------------------------
(Loss) income before taxes
   and other items              (12,450)         40        83         69     (14,950)     1,542      2,417      (1,571)

Provision (credit) for
  income taxes                      955          53                               --        616        955        (563)
Noncontrolling interests           (561)        (23)                                                  (561)        (23)
                               -----------------------------------------------------------------------------------------
  (Loss) income from
     continuing operations      (13,966)        (36)       83         69     (14,950)       926        901      (1,031)
Discontinued operation             (113)       (272)                                                  (113)       (272)
                               -----------------------------------------------------------------------------------------

Net (loss) income              $(14,079)   $   (308)     $ 83     $   69    $(14,950)  $    926   $    788     $(1,303)
                               =========================================================================================

                                       Basic                      Diluted
                                  2005        2004           2005       2004
                               -----------------------     ---------------------
Loss per common share from
  continuing operations        $ (4.06)    $ (0.01)        $(4.06)    $ (0.01)
Discontinued operation           (0.03)      (0.08)         (0.03)      (0.08)
                               ----------------------     ---------------------

  Net loss per common share    $ (4.09)    $ (0.09)        $(4.09)    $ (0.09)
                               ======================     =====================

Weighted average number of
  common and equivalent
  shares outstanding             3,442       3,442          3,442       3,442
                               ======================     =====================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 For the Six Months Ended June 30, 2005 and 2004
                            (In thousands of dollars)


                                                   ABI Consolidated      Eliminations         Congoleum          American Biltrite
                                                   2005       2004      2005      2004     2005        2004       2005       2004
                                                 -----------------------------------------------------------------------------------
Operating activities
  Net (loss) income                              $(14,079)  $  (308)   $  83     $ 69    $(14,950)  $    926    $    788   $(1,303)
  Net loss from discontinued operation                113       272                                                  113       272
                                                 -----------------------------------------------------------------------------------
    Net (loss) income from continuing
      operations                                  (13,966)      (36)      83       69     (14,950)       926         901    (1,031)
  Adjustments to reconcile net (loss)
    income to net cash (used) provided
     by operating activities:
    Depreciation and amortization                   8,698     8,847                         5,626      5,714       3,072     3,133
    Gain on sale of property                       (2,280)       --                                               (2,280)       --
    Asbestos related charge                        15,455        --                        15,455         --
    Change in operating assets and
      liabilities:
      Accounts and notes receivable                (3,260)  (13,296)    (432)      58      (3,202)   (10,644)        374    (2,710)
      Inventories                                 (10,964)   (3,486)     (83)     (69)     (5,244)     1,804      (5,637)   (5,221)
      Prepaid expenses and other assets               403     4,462                         1,400      2,692        (997)    1,770
      Accounts payable and accrued expenses         3,478    22,568      432      (58)      2,785     20,570         261     2,056
      Asbestos-related expenses                   (12,927)   (1,385)                      (12,927)    (1,385)
      Asbestos-related expense
        reimbursements from insurance
        settlement                                  6,091        --                         6,091         --
      Noncontrolling interests                        643      (192)                                                 643      (192)
      Other                                          (319)     (370)                         (518)       215         199      (585)
                                                 -----------------------------------------------------------------------------------
    Net cash (used) provided by
      operating activities                         (8,948)   17,112       --       --      (5,484)    19,892      (3,464)   (2,780)
Investing activities
  Investments in property, plant
    and equipment                                  (3,027)   (2,539)                       (2,155)    (1,355)       (872)   (1,184)
  Proceeds from sale of property                    2,327        30                            --         30       2,327        --
                                                 -----------------------------------------------------------------------------------
    Net cash (used) provided by investing
      activities                                     (700)   (2,509)      --       --      (2,155)    (1,325)      1,455    (1,184)
Financing activities
  Net short-term borrowings                         2,353     8,067                           637      5,030       1,716     3,037
  Payments on long-term debt                       (2,542)     (647)                                              (2,542)     (647)
  Net change in restricted cash                    (1,311)   (2,091)                       (1,311)    (2,091)
                                                 -----------------------------------------------------------------------------------
    Net cash provided (used) by financing
      activities                                   (1,500)    5,329       --       --        (674)     2,939        (826)    2,390
Effect of foreign exchange rate
  changes on cash                                   1,393       234                                                1,393       234
                                                 -----------------------------------------------------------------------------------
  Net cash (used) provided by continuing
    operations                                     (9,755)   20,166       --       --      (8,313)    21,506      (1,442)   (1,340)
  Net cash used by discontinued operations            (90)     (293)                                                 (90)     (293)
Cash and cash equivalents at beginning of
  period                                           34,691     3,959                        29,710      2,169       4,981     1,790
                                                 -----------------------------------------------------------------------------------
    Cash and cash equivalents at end of period   $ 24,846   $23,832    $  --     $ --    $ 21,397   $ 23,675    $  3,449   $   157
                                                 ===================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the plan of Congoleum Corporation, a majority-owned subsidiary of the Company, to settle asbestos liability) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") and two of its subsidiaries filed voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on December 31, 2003. The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. As a result, the Company expects to continue to control Congoleum while it is in reorganization proceedings. In January 2004, Congoleum filed a pre-packaged plan of reorganization and disclosure statement with the Bankruptcy Court. On November 8, 2004, Congoleum filed a modified plan of reorganization, disclosure statement and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures on December 9, 2004, and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of that modified plan.

On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreement would agree to forebear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. On July 22, 2005, Congoleum filed an amended plan of reorganization and related documents with the Bankruptcy Court, which reflected the results of these negotiations as well as certain other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures on July 28, 2005, and Congoleum expects to commence solicitation of acceptances of the plan by the end of August 2005. A hearing to consider confirmation of the plan of reorganization has been scheduled to begin December 13, 2005. There can be no assurance that Congoleum will receive the acceptances necessary for confirmation of the amended plan of reorganization, that the amended plan will not be modified further, that the amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the amended plan will be confirmed, or that the amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the current plan. Congoleum expects that a number of the insurance carriers will continue to vigorously oppose Congoleum's plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the amended plan.

In May 2005, Congoleum entered into a settlement agreement with American International Group, Inc. ("AIG"), one of its excess insurance carriers, over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay approximately $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's amended plan of reorganization.

In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, which has been approved by the Bankruptcy Court, pursuant to which the certain underwriters will pay approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once the plan becomes effective and the Bankruptcy Court approves the payment.

In August 2005, the Company entered into a settlement agreement with Federal Insurance Company ("Federal") pursuant to which Federal will pay $4 million to the Plan Trust once the plan goes effective and the Bankruptcy Court approves the payment. This agreement is subject to Bankruptcy Court approval. Court approval of these settlement agreements has been or may be appealed by other insurance carriers who are not party to the agreements.

Unless the context otherwise provides, references in these Notes to Unaudited Consolidating Condensed Financial Statements to the amended plan or similar language refers to the version of the Congoleum plan of reorganization that Congoleum filed with the Bankruptcy Court on July 22, 2005.

The amended plan of reorganization, if confirmed, would leave non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The amended plan of reorganization would, among other things, provide for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust, which would fund the settlement of all pending and future asbestos claims and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. Other creditors would be unimpaired under the plan. The Bankruptcy Court has authorized Congoleum to pay trade creditors in the ordinary course of business. Congoleum expects that it will take until the first quarter of 2006 at the earliest to obtain confirmation of its amended plan of reorganization. There can be no assurance that the plan will be confirmed, or that if it is confirmed, that the date of the confirmation would not occur on a date significantly later than in the first quarter of 2006.

Based on its amended plan of reorganization, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through the Plan Trust. Through the end of 2004, Congoleum had recorded charges aggregating $26.0 million to provide for the estimated minimum costs of completing its reorganization. In the second quarter of 2005, Congoleum recorded an additional charge of $15.5 million to increase the amount of the estimated costs of completing its reorganization in light of the revised timeline for anticipated confirmation. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the plan of reorganization could be materially higher.

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note J of the Notes to Unaudited Consolidating Condensed Financial Statements. There can be no assurance that Congoleum will be successful in realizing its goals in this regard or in obtaining confirmation of its amended plan of reorganization or that any confirmed plan will become effective. As a result, any alternative plan of reorganization pursued by Congoleum or confirmed by a bankruptcy court could vary significantly from the description in this Quarterly Report on Form 10-Q, and the estimated costs and contributions to effect the contemplated amended plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. Delays in getting Congoleum's amended plan of reorganization approved by the Bankruptcy Court could result in a proceeding that takes longer and is more costly to Congoleum and the Company than Congoleum and the Company have estimated.

Although there can be no assurances that the plan will not be further modified or that Congoleum will obtain the necessary acceptances and approvals required for confirmation of the plan, the terms of the plan anticipate no changes in equity ownership of Congoleum upon emergence from reorganization. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

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

The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December

31, 2003. Pursuant to SOP 90-7, companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through the Plan Trust. Obligations arising post-petition, and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims related to pre-petition matters.

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

                                      Three Months Ended    Six Months Ended
                                            June 30               June 30
                                        2005       2004       2005       2004
                                      ---------  --------   ---------  -------
Net (loss) income:
  As reported                         $(14,703)   $1,717    $(14,079)  $ (308)
  Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects              (95)      (70)       (194)    (124)
                                      ---------  --------   ---------  -------

  As adjusted                         $(14,798)   $1,647    $(14,273)  $ (432)
                                      =========  ========   =========  =======

Net (loss) income per share:
  As reported                         $  (4.27)   $ 0.50    $  (4.09)  $(0.09)
  Pro forma compensation expense         (0.03)    (0.02)      (0.06)   (0.04)
                                      ---------  --------   ---------  -------

                                      $  (4.30)   $ 0.48    $  (4.15)  $(0.13)
                                      =========  ========   =========  =======

Note C - Inventories

Inventories at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                 June 30,     December 31,
                                                   2005           2004
                                                ----------    ------------

                  Finished goods                 $61,017         $54,597
                  Work-in-process                 11,543           9,207
                  Raw materials and supplies      13,772          12,232
                                                ----------      ---------

                                                 $86,332         $76,036
                                                ==========      =========

Note D - Sale of Property

In January 2005, the Company completed the sale of a warehouse building and land located in Tullahoma, Tennessee. The building and land were owned by Tullahoma Properties, L.L.C. ("Tullahoma Properties"), a subsidiary in which ABI owns a 62.5% interest. The building was previously leased to a third party, and upon termination of the lease in 2003, Tullahoma Properties listed the property for sale. The building and land were sold for $2.5 million in cash and a gain of approximately $2.3 million was recognized and included in other income in the first quarter 2005. After taxes and non-controlling interest, the increase in first quarter net income as a result of the sale was $887 thousand or $0.26 per share.

Note E - Accrued Expenses

Accrued Expenses at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):
                                            June 30,      December 31,
                                              2005            2004
                                           -----------    ------------

             Accrued advertising and
               sales promotions              $20,738         $24,260
             Employee compensation and
               related benefits                8,332           9,138
             Interest                            155             191
             Environmental matters             1,000           1,000
             Royalties                           638           1,118
             Taxes payable                     2,572           3,709
             Other                             7,653           9,189
                                            ----------      ---------

                                             $41,088         $48,605
                                            ==========      =========

See Note G for Liabilities Subject to Compromise.

Note F - Other Liabilities

Other Liabilities at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                            June 30,      December 31,
                                              2005            2004
                                           -----------    ------------

             Pension benefits               $  2,672        $  2,615
             Environmental remediation
               and product related
               liabilities                     4,867           4,680
             Deferred income taxes            16,531          16,531
             Other                             1,402           1,411
                                            ----------      ---------

                                             $25,472         $25,237
                                            ==========      =========

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

                                                   June 30,       December 31,
                                                     2005            2004
                                                  -----------     ------------
Current
  Other pre-petition payables and
    accrued interest                              $  18,883        $  14,225
Non-current
  Debt (at face value)                              100,000          100,000
  Pension liability                                  16,487           16,936
  Other post-retirement benefit obligation            8,145            8,303
  Other pre-petition liabilities                     12,367           12,051
                                                  -----------      ----------
                                                    136,999          137,290
Elimination - Payable to American Biltrite             (186)            (186)
                                                  -----------      ----------
                                                    136,813          137,104
                                                  -----------      ----------

Total liabilities subject to compromise            $155,696         $151,329
                                                  ===========      ==========

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims relating to pre-petition matters.

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and six months ended June 30, 2005 and 2004 (in thousands):

                                 Three Months Ended        Three Months Ended
                                    June 30, 2005            June 30, 2004
                               -----------------------  -----------------------
                                             Other                    Other
                                Pension     Benefits     Pension     Benefits
                               ----------  -----------  ----------  -----------
Components of Net Periodic
  Benefit Cost:
  Service cost                  $   584       $  46      $   503      $   46
  Interest cost                   1,443         130        1,372         121
  Expected return on plan
    assets                       (1,267)         --       (1,204)         --
  Recognized net actuarial
    loss                            (60)         15          (62)         12
  Amortization of
    transition obligation           (18)         --          (34)         --
  Amortization of prior
    service cost                    361         (47)         349        (116)
                               ----------  -----------  ----------  -----------

Net periodic benefit cost       $ 1,043        $144      $   924      $   63
                               ==========  ===========  ==========  ===========

                                  Six Months Ended         Six Months Ended
                                    June 30, 2005            June 30, 2004
                               -----------------------  -----------------------
                                             Other                    Other
                                Pension     Benefits     Pension     Benefits
                               ----------  -----------  ----------  -----------
Components of Net Periodic
  Benefit Cost:
  Service cost                  $ 1,171        $ 92      $ 1,057       $  85
  Interest cost                   2,888         260        2,804         242
  Expected return on plan
    assets                       (2,537)         --       (2,425)         --
  Recognized net actuarial
    loss                           (121)         30         (123)         24
  Amortization of
    transition obligation           (36)         --          (69)         --
  Amortization of prior
    service cost                    721         (94)         749        (231)
                               ----------  -----------  ----------  -----------

Net periodic benefit cost       $ 2,086        $288      $ 1,993       $ 120
                               ==========  ===========  ==========  ===========

The weighted average assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 were as follows:

                                      2005                       2004
                            ------------------------   ------------------------
                                             Other                      Other
                               Pension      Benefits      Pension      Benefits
                            -------------   --------   -------------   --------

Discount rate               6.10% - 6.25%    6.25%     6.25% - 6.75%    6.25%
Expected long-term return
  on plan assets            7.00% - 7.50%      --      7.00% - 7.50%      --
Rate of compensation
  increase                  4.00% - 5.50%      --      4.00% - 5.50%      --

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,847 pending claims involving approximately 2,516 individuals as of June 30, 2005. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                           Six Months      Year Ended
                                              Ended       December 31,
                                          June 30, 2005       2004
                                          --------------  -------------

             Beginning claims                 1,838           1,954
             New claims                         421             678
             Settlements                        (17)            (20)
             Dismissals                        (395)           (774)
                                            ----------      ---------

             Ending claims                    1,847           1,838
                                            ==========      =========

The total indemnity costs incurred to settle claims during the six months ended June 30, 2005 and twelve months ended December 31, 2004 were $1,023,000 and $1,320,000, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's relevant insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $2,480 for the six months ended June 30, 2005 and $2,000 for the year ended December 31, 2004.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2004, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At June 30, 2005 and December 31, 2004, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2010 was $7.5 million to $19.4 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $7.5 million in its consolidated financial statements. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $7.5 million at June 30, 2005 and December 31, 2004, which has been included in other assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Two insurance carriers account for 70% and 25%, respectively, of the $7.5 million deemed probable of recovery. The estimated liabilities and insurance recovery amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be significantly higher or lower than those projected or recorded.

Due to the numerous variables and uncertainties, including the effect of Congoleum's Chapter 11 case and plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for asbestos-related claims against the Company (not including claims asserted against Congoleum) beyond a five year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The Company anticipates that resolution of its asbestos related liabilities resulting from Congoleum's anticipated plan will be limited to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its December 31, 2004 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites. There have been no material developments relating to these sites during the three month period ended June 30, 2005.

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

In 2000, ABI and The Biltrite Corporation ("TBC") entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the Olin Site after January 1, 1999, plus pay an annual reimbursement of $100 thousand for Olin's internal costs as long as Olin is actively working on remediating the site. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2005 will be approximately $6.4 million. For costs beyond 2005, ABI has estimated the range to be between $20.0 million and $59.0 million. As of June 30, 2005, ABI has estimated its potential liability to Olin to be in the range of $4.4 million to $13.8 million after allocation for Olin's internal costs but before any recoveries from insurance and TBC.

The State of Maine Department of Environmental Protection ("MEDEP") has put the present owner of a former ABI plant on notice to clean up a dumpsite (the "Maine Site") where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $1.2 million and $2.9 million. ABI has not yet entered a final cost sharing agreement with the current owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs incurred by ABI at this site.

The Environmental Protection Agency ("EPA") has put the same former owner of the Maine Site on notice to clean up a parcel of land (the "Maine Parcel") in the same town of the Maine Site. The parcel of land is alleged to contain polychlorinated biphenyls ("PCB's") in the soil. In May 2005, after discussions with the MEDEP, the EPA concluded that the site should be returned to the MEDEP for oversight of the remediation work. ABI is reviewing the condition of the site and its potential liability for its share of any clean-up costs, as well as the potential availability of insurance coverage for such costs. ABI cannot determine at this time the cost of site investigation, remediation, maintenance and monitoring at the site. ABI has not yet entered a cost sharing agreement with the former owner. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI at this site.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the three state supervised sites, the Olin Site, the Maine Site and the Maine Parcel. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1.9 million for past and current environmental claims. One carrier has also agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $46,300 of which was reimbursed through June 30, 2005 and which reimbursement was shared 37.5% with TBC pursuant to the Company's agreement with TBC. ABI and its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of June 30, 2005, the Company has accrued $5.9 million for ABI's estimable and probable amounts for environmental-related contingencies described above. The Company has also recorded a receivable of $2.2 million for ABI's estimable and probable recoveries for the contingencies described above.

In connection with the transfer of ABI's Trenton, NJ tile plant to Congoleum in 1993, the Company signed an administrative consent order from the New Jersey Department of Environmental Protection for any environmental remediation the state may require at that location. Pursuant to the contribution in 1993 of the Company's former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site. Congoleum has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

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

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. These pending proceedings in which Congoleum is a named PRP currently relate to eight disposal sites in New Jersey, Pennsylvania and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability and funding obligations in connection with those other sites depends on many factors, including the volume of material contributed to the site by Congoleum, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable by Congoleum from relevant insurance policies. However, under CERCLA, and certain other laws, as a PRP, Congoleum can be held jointly and severally liable for all environmental costs associated with a site.

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

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.7 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.4 million was included in non-current liabilities subject to compromise as of June 30, 2005 and December 31, 2004.

At June 30, 2005 and December 31, 2004, Congoleum had recorded a total of $4.6 million for estimated environmental liabilities and $2.1 million for related insurance recoveries. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

Other

In addition to the matters referenced above and in Note J, in the ordinary course of their businesses, the Company and Congoleum become involved in lawsuits, administrative proceedings in connection with product liability claims and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

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

In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos related claims against Congoleum. On July 22, 2005, Congoleum filed an amended plan of reorganization and related documents with the Bankruptcy Court reflecting the results of these negotiations as well as certain other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures on July 28, 2005, and Congoleum expects to commence solicitation of acceptances of the plan by the end of August 2005. A hearing to consider confirmation of the plan of reorganization has been scheduled to begin December 13, 2005. There can be no assurance that Congoleum will receive the acceptances necessary for confirmation of the amended plan of reorganization, that the amended plan will not be modified further, that the amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the amended plan will be confirmed, or that the amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the current plan. Congoleum expects that a number of insurance carriers will continue to vigorously oppose Congoleum's plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the amended plan.

In May 2005, Congoleum entered into a settlement agreement with American International Group, Inc. ("AIG"), one of its excess insurance carriers, over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's amended plan of reorganization.

In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, which has been approved by the Bankruptcy Court, pursuant to which the certain underwriters will pay approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once the plan becomes effective and the Bankruptcy Court approves the payment.

In August 2005, the Company entered into a settlement agreement with Federal Insurance Company ("Federal") pursuant to which Federal will pay $4 million to the Plan Trust once the plan goes effective and the Bankruptcy Court approves the payment. This agreement is subject to Bankruptcy Court approval. Court approval of these settlement agreements has been or may be appealed by other insurance carriers who are not party to the agreements.

The amended plan, if confirmed, would leave most of Congoleum's non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The amended plan of reorganization would provide for, among other things, an assignment of, or grant a security interest in, certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust, which would fund distributions to pending and future asbestos claimants and provide for the issuance of an injunction that would protect Congoleum from all future asbestos-related litigation and liabilities by channeling all current and future asbestos claims to the Plan Trust. Congoleum's general unsecured creditors would be unimpaired under the plan.

ABI and Congoleum expect to contribute, among other things, to the Plan Trust $250 thousand in cash from ABI and a note from Congoleum (the "Congoleum Note") in an initial aggregate principal amount of approximately $2.7 million with payment of such note secured by a pledge by ABI of both the common stock of Congoleum that it owns as well as certain of its rights to receive certain indemnity payments from Congoleum. The Congoleum Note is expected to be subject to future increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization, based on the average closing prices of Congoleum's Class A common stock over that 90 trading day period, exceeds approximately $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. The adjusted principal amount of the note would be effective as of the measurement date of the adjustment. ABI does not expect that the Congoleum Note would have a material adverse effect on ABI's (excluding Congoleum) liquidity or capital resources.

The plan also provides for a possible additional contribution by ABI to the Plan Trust in the event ABI sells its interest in Congoleum before the third anniversary of the Principal Adjustment Date. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the Principal Adjustment Date, after taking into account any increase in the principal amount of the Congoleum Note as a result of the remeasurement of the principal amount as of the Principal Adjustment Date.

As part of Congoleum's amended plan of reorganization, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the amended plan of reorganization does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. Under the amended plan of reorganization, any rights of indemnity ABI may have (under the Joint Venture Agreement, entered into in 1992, as to which both Congoleum and ABI are parties) against Congoleum are prohibited until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to ABI.

While Congoleum believes its amended plan is feasible and should be confirmed by the Bankruptcy Court and is in the best interest of all Congoleum's constituents, there are sufficient risks and uncertainties such that no assurances of the outcome of Congoleum's Chapter 11 case can be given. Congoleum expects that its remaining costs to confirm and effect its plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $16.5 million at a minimum and could be materially higher.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       2005       2004       2005       2004
                                     ---------  ---------  ---------  --------

Net (loss) income                    $(14,703)   $1,717    $(14,079)  $ (308)
Foreign currency translation
  adjustments                             470      (155)        278     (408)
Minimum pension liability
  adjustment                               --       551          --      551
                                     ---------  ---------  ---------  --------

Total comprehensive (loss) income    $(14,233)   $2,113    $(13,801)  $ (165)
                                     =========  =========  =========  ========

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

Net sales by segment for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      2005       2004        2005        2004
                                   ---------  ---------    ---------  ---------
Net sales to external customers:
   Flooring products               $ 58,108  $  62,951     $115,738   $114,951
   Tape products                     25,231     23,335       47,830     44,353
   Jewelry                           13,788     15,119       29,676     30,873
   Canadian division                 12,415     11,105       23,722     21,748
                                   ---------  ---------    ---------  ---------
     Total net sales to
       external customers           109,542    112,510      216,966    211,925
Intersegment net sales:
   Flooring products                     --         18           --         69
   Tape products                         38         29           58         46
   Jewelry                               --         --           --          -
   Canadian division                  1,621      1,713        2,805      2,900
                                   ---------  ---------    ---------  ---------
     Total intersegment
       net sales                      1,659      1,760        2,863      3,015
Reconciling items
Intersegment net sales               (1,659)    (1,760)      (2,863)    (3,015)
                                   ---------  ---------    ---------  ---------

Total consolidated net sales       $109,542   $112,510     $216,966   $211,925
                                   =========  =========    =========  =========

Segment profit or loss is before income tax expense or benefit. Profit (loss) by segment for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                    2005       2004        2005        2004
                                 ---------  ---------    ---------  ---------
Segment profit (loss)
   Flooring products             $(14,598)    $1,977     $(14,950)  $  1,542
   Tape products                      891        111          922        (87)
   Jewelry                           (297)     1,518          328        804
   Canadian division                 (348)      (692)        (597)    (1,143)
                                 ---------  ---------    ---------  ---------
     Total segment profit
       (loss)                     (14,352)     2,914      (14,297)     1,116
Reconciling items
   Corporate expenses                (274)      (164)       1,752     (1,168)
   Intercompany profit
     (loss)                            51        (14)          95         92
                                 ---------  ---------    ---------  ---------
     Total consolidated
       income (loss) before
       income taxes and
       other items               $(14,575)    $2,736     $(12,450)  $     40
                                 =========  =========    =========  =========

Corporate expenses for the six months ended June 30, 2005 include a gain of $2.3 million from the sale of a warehouse during the first quarter (see Note D). The flooring products segment's loss for the three and six months ended June 30, 2005 includes a $15.5 million charge by Congoleum to increase its reserves for asbestos related reorganization costs (see Note J).

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                            June 30,       December 31,
                                              2005             2004
                                          -----------      ------------
Segment assets
   Flooring products                        $202,211         $212,882
   Tape products                              62,596           51,788
   Jewelry                                    33,689           37,158
   Canadian division                          41,897           39,953
                                           -----------      -----------
     Total segment assets                    340,393          341,781
Reconciling items
   Assets of discontinued operation            3,048            2,952
   Corporate items                            26,313           22,577
   Intersegment accounts receivable          (23,192)         (11,558)
   Intersegment profit in inventory             (186)            (281)
   Intersegment other asset                     (186)            (186)
                                           -----------      -----------

     Total consolidated assets              $346,190         $355,285
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

On April 22, 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreement would agree to forebear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of Congoleum's plan of reorganization (the "Plan Trust") to pay asbestos claims against Congoleum. As a result of these changes, Congoleum advised the Bankruptcy Court that Congoleum would withdraw its existing plan and prepare an amended plan and disclosure statement and solicit acceptances from certain claimant creditors affected by these modifications. On July 22, 2005, Congoleum filed an amended plan of reorganization and related documents with the Bankruptcy Court reflecting the results of these negotiations as well as certain other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures on July 28, 2005, and Congoleum expects to commence solicitation of acceptances of the plan by the end of August 2005. A hearing to consider confirmation of the plan of reorganization has been scheduled to begin December 13, 2005. There can be no assurance that Congoleum will receive the acceptances necessary for confirmation of the amended plan of reorganization, that the amended plan will not be modified further, that the amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the amended plan will be confirmed, or that the amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the current plan. Congoleum expects that a number of the insurance carriers will continue to vigorously oppose Congoleum's plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the amended plan.

In May 2005, Congoleum entered into a settlement agreement with American International Group, Inc. ("AIG"), one of its excess insurance carriers, over coverage for asbestos-related claims. Under the terms of the settlement, certain AIG companies will pay $103 million over ten years to the Plan Trust. The settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims and is subject to final Bankruptcy Court approval and effectiveness of Congoleum's amended plan of reorganization.

In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London pursuant to which the certain underwriters will pay $19,950,000 into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once the plan becomes effective and the Bankruptcy Court approves the payment. The agreement is subject to Bankruptcy Court approval.

In August 2005, the Company entered into a settlement agreement with Federal Insurance Company ("Federal") pursuant to which Federal will pay $4 million to the Plan Trust once the plan goes effective and the Bankruptcy Court approves the payment. This agreement is subject to Bankruptcy Court approval. Court approval of these settlement agreements has been or may be appealed by other insurance carriers who are not party to the agreements.

Unless the context otherwise provides, references in this report to the amended plan or similar language refers to the version of the Congoleum plan of reorganization that Congoleum filed with the Bankruptcy Court on July 28, 2005.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in its rights under applicable insurance coverage and payments from insurers for asbestos claims. Under Congoleum's amended plan of reorganization, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust. The Company expects that any claims subject to the Claimant Agreement that are unsatisfied as of the confirmation of the plan of reorganization by the Bankruptcy Court would be channeled to the Plan Trust. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of $512 million based on the settlement values applicable in the current amended plan.

The amended plan and Collateral Trust Agreement, as modified, will obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the amendment of the plan and the Collateral Trust. Congoleum's indemnification obligations in this regard are capped under the amended plan and plan trust agreement at $3 million. In addition, the plan amendments further obligate Congoleum to fund any actual costs in excess of $2 million incurred by such asbestos claimant representatives in connection with the confirmation of the plan, subject to Bankruptcy Court approval of those costs.

Based on its reorganization strategy, which included Congoleum settling certain asbestos claims prior to commencing its Chapter 11 case, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution and costs to effect its plan to settle asbestos liabilities through a plan trust. Through the end of 2004, Congoleum had recorded charges aggregating $26.0 million to provide for the estimated minimum costs of completing its reorganization. In the second quarter of 2005, Congoleum recorded an additional charge of $15.5 million to increase the amount of the estimated costs of completing its reorganization plan in light of the revised timeline for anticipated confirmation. Congoleum expects that its remaining costs to confirm and effect its plan, consisting principally of legal and advisory fees and contributions to the plan trust to be established upon confirmation of the plan will be approximately $16.5 million at a minimum. Actual amounts that will be contributed to the plan trust and costs for obtaining confirmation of and implementing the plan of reorganization could be materially higher, which could have a material adverse effect on ABI's and Congoleum's consolidated results of operations as well as Congoleum's financial position.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.

Due to Congoleum's Chapter 11 proceedings and separate capital structure, the Company believes that presenting ABI and its non-debtor subsidiaries separately from Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations. ABI and its non-debtor subsidiaries are comprised of the Tape, Jewelry (K&M) and Canadian division segments as well as Corporate items and Janus. Congoleum is the flooring products segment.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission. There have been no material changes in what the Company considers to be its critical accounting policies or the applicability of the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

                                          Three Months Ended June 30                   Six Months Ended June 30
                                          2005                 2004                    2005                 2004
                                  --------------------------------------       -------------------------------------

Net sales                           $51,362              $49,426                 $101,104            $ 96,884
Cost of sales                        37,634               34,599                   72,565              69,095
                                  -----------          -----------             -----------          ----------
Gross profit                         13,728    26.7%      14,827   30.0%           28,539   28.2%      27,789  28.7%
Selling, general &
   administrative expenses           12,839    25.0%      13,280   26.9%           26,630   26.3%      27,644  28.5%
                                  -----------          -----------             -----------          ----------
Operating income (loss)                 889                1,547                    1,909                 145

Interest expense, net                   647                  762                    1,366               1,478
Other expense (income), net             258                   95                   (1,874)                238
                                  -----------          -----------             -----------          ----------
(Loss) income before taxes and
   other items                          (16)                 690                    2,417              (1,571)
(Benefit from) provision for
   income taxes                         (16)                 234                      955                (563)
Noncontrolling interests                (87)                 (59)                    (561)                (23)
                                  -----------          -----------             -----------          ----------
(Loss) income from continuing
   operations                       $   (87)             $   397                 $    901            $ (1,031)
                                  ===========          ===========             ===========          ==========

Net sales in the second quarter of 2005 were $51.4 million compared to $49.4 million in the second quarter of 2004, an increase of $2.0 million or 3.9%. This increase was due to higher net sales at the Tape and Canadian divisions, partly offset by lower net sales at K&M. Tape and the Canadian divisions had increases in net sales of $1.9 million (8.1%) and $1.4 million (12.5%), respectively, while K&M's net sales declined by $1.3 million (8.8%). The increase in net sales at the Tape division was driven by a combination of higher pricing ($1.3 million across all product lines) and volume ($0.7 million, primarily in automotive products). The increase in Canadian division net sales was mostly due to the foreign exchange impact of a stronger Canadian dollar, and improved flooring product sales (up 13%) offset by lower industrial sales (down 5%). Net sales at K&M declined due to higher returns, markdowns, and other allowances and lower second quarter sales to two customers (down 49%). Net sales for the first six months of 2005 increased $4.2 million (4.4%) to $101.1 million from $96.9 million for the first half of 2004. Tape and Canadian division net sales were higher by 7.8% and 9.0%, respectively, while K&M's net sales were 3.9% lower for the first half of this year versus last year for the same reasons affecting the second quarter.

Gross profit declined from 30.0% for the second quarter of 2004 to 26.7% for the second quarter of 2005. Gross profit at the Tape division improved by 3.0 points as a result of additional sales volume, better manufacturing performance, and sales price increases, which helped offset increases in raw material costs. Gross profit at the Canadian division improved by 0.7 points because of improved product mix. Gross profit at K&M decreased by 15.6 points as a result of higher costs for returns, markdowns and allowances (13.6 points) as well as price increases by suppliers in China (2.0 points). Gross profit for the six months ended June 30, 2005 was 28.2% compared to 28.7% for the first six months of 2004, 0.5 points lower despite the increase in net sales. Tape division gross profit was higher (1.9 points) for the six months compared to the prior year as a result of the same factors that affected the division's second quarter gross profit. Gross profit for K&M decreased by 3.9 points for the six month period as a result of the significant decline in gross profit for the second quarter of 2005. The gross profit percentage for the Canadian division for the first six months of 2005 was approximately the same as the gross profit percentage for the first half of 2004.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended June 30, 2005 and 2004 would have been 26.3% and 29.5%, respectively. The gross profit margins for the six months ended June 30, 2005 and 2004 would have been 27.8% and 28.2%, respectively.

Selling, general and administrative ("SG&A") expenses in the second quarter of 2005 decreased by $441 thousand compared to the second quarter of 2004. The decrease in expense was primarily due to lower SG&A costs at K&M as a result of lower compensation costs and professional fees. As a percentage of net sales, SG&A decreased from 26.9% to 25.0%, reflecting the decrease in expense as well as the increase in sales volume at the Tape and Canadian divisions. SG&A expenses for the six months ended June 30, 2005 were $26.6 million (26.3% of net sales) versus $27.6 million (28.5% of net sales) for the first half of 2004. The decrease in expense is attributed to lower compensation expense at K&M and lower professional fees at the Corporate level.

Interest expense for the second quarter and first half of 2005 was lower, reflecting a lower interest rate during the second quarter on the Company's outstanding note issued to The Prudential Insurance Company of America. Higher borrowings under the Canadian line of credit were offset by lower borrowings at the Corporate level.

Other income for the six months ended June 30, 2005 includes a gain of $2.3 million recognized on the sale of a warehouse. The impact of this sale on the Company's net income after taxes and non-controlling interest was $887 thousand, or $0.26 per share.

The effective tax rate was 40% for the first half of 2005 compared to 36% for the first half of 2004. During the first half of 2004, the Canadian division recorded a higher loss and a higher tax benefit (effective rate of 36%). For 2005, the Canadian division lowered its effective tax rate to 30% consistent with its overall effective rate for 2004.

The loss from continuing operations in the second quarter of 2005 was $87 thousand compared to income from continuing operations of $397 thousand in the corresponding prior year period, reflecting the decline in gross profit margin. For the six months ended June 30, 2005, income from continuing operations was $901 thousand compared to a loss of $1 million for the same period last year. Excluding the net impact of the sale of the warehouse, the income from continuing operations for the first half of 2005 was approximately $100 thousand.

Congoleum

                                          Three Months Ended June 30                   Six Months Ended June 30
                                          2005                 2004                    2005                 2004
                                  --------------------------------------       --------------------------------------

Net sales                          $ 58,108              $62,951                 $115,738             $114,951
Cost of sales                        44,338               46,065                   88,307               84,514
                                  -----------          -----------             -----------          -----------
Gross profit                         13,770    23.7%      16,886   26.8%           27,431   23.7%       30,437  26.5%
Selling, general &
   administrative expenses           26,127    45.0%      13,016   20.7%           37,860   32.7%       25,001  21.7%
                                  -----------          -----------             -----------          -----------
Operating (loss) income             (12,357)               3,870                  (10,429)               5,436

Interest expense, net                 2,534                2,314                    4,926                4,559
Other income (expense), net            (293)                (421)                    (415)                (665)
                                  -----------          -----------             -----------          -----------
(Loss) income before taxes          (14,598)               1,977                  (14,950)               1,542
Provision for income taxes               --                  616                       --                  616
                                  -----------          -----------             -----------          -----------

Net (loss) income                  $(14,598)             $ 1,361                 $(14,950)            $    926
                                  ===========          ===========             ===========          ===========

Net sales for the quarter ended June 30, 2005 were $58.1 million as compared to $63.0 million for the quarter ended June 30, 2004, a decrease of $4.9 million or 7.7%. The decrease resulted primarily from the impact of a $4.4 million reduction by a major distributor of its inventory of Congoleum's products as compared to a $3.8 million increase in the second quarter of 2004. Additional factors contributing to the decline were lower sales of do-it-yourself tile due to the loss of a major home center customer (down 67%), partially offset by higher sales in the manufactured housing category (up 0.9%) and the impact of selling price increases instituted in late 2004 and 2005 (10%).

Net sales for the six months ended June 30, 2005 totaled $115.7 million as compared to $115.0 million for the same period in the prior year, an increase of $0.7 million or 0.7%. The increase reflects higher sales to the manufactured housing category (up 3.7%) and the impact of selling price increases instituted in late 2004 and 2005 (up 10%) substantially offset by a $3.5 million inventory decrease by a major customer in the first half of 2005 versus a $1.7 million increase in the first half of 2004, lower sales of do-it-yourself tile to the mass merchandiser category (down 59.4%) and lower sales of residential products (down 5.7%).

Gross profit for the quarter ended June 30, 2005 totaled $13.8 million, or 23.7% of net sales, compared to $16.9 million, or 26.8% of net sales, for the same period last year. The major factor leading to the reduction in gross margin percent was the sharp rise in raw material costs experienced during the fourth quarter of 2004 and continuing into the second quarter of 2005, which reduced margins by 11.5 percentage points of net sales, coupled with a less profitable sales mix (1.1 percentage points of net sales). This was partially mitigated by the 10.0 percentage point increase in selling prices, as well as improved plant efficiencies and cost reduction programs which benefited gross margins by an additional 0.1 percentage point. Gross profit for the six months ended June 30, 2005 was $27.4 million or 23.7% of net sales, compared to $30.4 million, or 26.5% of net sales for the same period in the prior year. The lower gross profit dollars and margin percent reflect the same factors impacting the second quarter 2005.

Selling, general and administrative expenses were $ 26.1 million for the quarter ended June 30, 2005 as compared to $13.0 million for the quarter ended June 30, 2004, an increase of $13.1 million. The increase in expenses reflects a charge of $15.5 million taken during the second quarter of 2005 in connection with the revised time and cost estimate for completion of Congoleum's Chapter 11 reorganization. Operating expenses excluding this charge declined by $2.3 million reflecting lower incentive related expenses of $1.0 million and a reduction of $0.9 million in merchandising and sales support related costs. As a percent of net sales, selling, general and administrative costs were 44.9% (18.3% before the asbestos related charge) for the quarter ended June 30, 2005 compared to 20.7% for the same period last year. Selling, general and administrative expenses for the six months ended June 30, 2005 totaled $37.9 or 32.7% of sales as compared to $25.0 million or 21.7% for the same period last year, with the increase due to the asbestos related charge.

The loss from operations was $12.4 million for the quarter ended June 30, 2005 compared to income of $3.9 million for the quarter ended June 30, 2004. The reduction in operating income was primarily due to the asbestos related charge, together with lower sales and related gross margin dollars. For the six months ended June 30, 2005, loss from operations totaled $10.4 million as compared to income from operations of $5.4 million for the same period in the prior year due to the asbestos related charge and the impact of higher raw material costs.


Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased $1.6 million in the first six months of 2005 to $3.4 million. Cash used by operating activities, principally for seasonal working capital increases, were financed by income earned year-to-date and with short term borrowings. Working capital at June 30, 2005 was $19.3 million, up from $16.2 million at December 31, 2004. The ratio of current assets to current liabilities at June 30, 2005 was 1.32 compared to 1.27 at December 31, 2004, consistent with the increased amount of working capital at June 30, 2005.

Capital expenditures in the first half of 2005 were $0.9 million compared to $1.2 million for the first half of 2004. It is anticipated that capital spending for the full year 2005 will be between $3 million and $4 million.

During the first quarter, the Company sold a warehouse for $2.5 million, resulting in net cash proceeds of $2.3 million. The warehouse was owned by Tullahoma Properties L.L.C., a subsidiary in which the Company owns a 62.5% interest.

The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of three to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that such costs could be passed along to its customers.

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Fleet National Bank, a Bank of America company ("Fleet"), and Bank of America National Association acting through its Canada branch (the "Canadian Lender"). The Credit Facility provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with a revolving credit facility of up to $20 million and a $12 million borrowing sublimit for AB Canada. The amount of borrowings available from time to time under the Credit Facility for the Company may not exceed the lesser of (a) $20 million less the then outstanding amount of borrowings under the Canadian sublimit facility and (b) the applicable borrowing base. The formula used for determining the borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Note Agreement (as defined below). American Biltrite Inc. and K&M Associates L.P. may also issue letters of credit in an aggregate amount at any time outstanding of up to $4 million, subject to the Credit Facility's maximum borrowing availability limit discussed above.

Interest is payable quarterly on revolving loans borrowed by American Biltrite Inc. and K&M Associates L.P. under the Credit Facility periodically at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, (b) if a fixed rate is in effect, at a rate between the fixed rate plus 1.0% to a fixed rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, and (c) for loans not based on a LIBOR or fixed rate, the higher of Fleet's applicable prime rate and 0.50% plus the federal funds rate, as determined under the Credit Facility. Under the Credit Facility, the Company may generally determine whether interest on revolving loans will be calculated based on a LIBOR based rate, and if Fleet elects to make a fixed rate option available, whether interest on revolving loans will be calculated based on a fixed rate.

The amount of borrowings available from time to time for AB Canada under the Canadian sublimit facility under the Credit Facility is limited to the lesser of
(a) $12 million, (b) AB Canada's borrowing base amount, which is based upon a percentage of AB Canada's accounts receivable, inventory and fixed assets, and
(c) $20 million less the amount of borrowings outstanding under the Credit Facility on behalf the Company and K&M Associates L.P. The Canadian sublimit facility also allows AB Canada to issue letters of credit in an aggregate amount at any time outstanding of up to $1 million, subject to the Canadian sublimit facility's maximum borrowing availability limit discussed above. AB Canada may borrow amounts under the Canadian sublimit facility in United States or Canadian dollar denominations; however, solely for purposes of determining amounts outstanding and borrowing availability under the Credit Facility, all Canadian dollar denominated amounts will be converted into United States dollars in the manner provided in the Credit Facility.

Interest is payable quarterly on revolving loans under the Canadian sublimit facility periodically at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (b) if a LIBOR based rate is not in effect, for outstanding revolving loans denominated in Canadian dollars, the higher of 0.50% plus the applicable 30-day average bankers' acceptance rate as quoted on Reuters CDOR page and the Canadian Lender's applicable prime rate for loans made in Canadian dollars to Canadian customers, and for outstanding revolving loans denominated in United States dollars, the higher of 0.50% plus the federal funds rate as calculated under the Credit Agreement and the applicable rate announced by the Canadian Lender as its reference rate for commercial loans denominated in United States dollars made to a person in Canada. Under the Credit Agreement, ABI Canada may generally determine whether interest on revolving loans will be calculated based on a LIBOR based rate.

Pursuant to the Credit Facility, and in connection with the Canadian sublimit facility, AB Canada granted a security interest in all of its personal property to the Canadian Lender. AB Canada repaid all amounts outstanding under its previous credit agreement with another lender from the proceeds of borrowings under the Credit Facility.

The Credit Facility expires on September 30, 2006.

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Notes"). The Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. During 2004 and for the first quarter of 2005, the Company was obligated to pay the full 2% of that fee. For the second quarter of 2005, the fee was 1%. Principal on the Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006.

The Credit Facility and the Note Agreement contain certain covenants that the Company must satisfy. The covenants included in the Credit Facility and the Note Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. In addition, the Credit Facility includes a financial covenant that requires the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters ending June 30, 2006 to exceed 150% of the Company's consolidated pro forma fixed charges for the 12-month period beginning immediately after June 30, 2006, as determined under the Credit Facility (the "Pro Forma Financial Covenant"). The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. In addition, beginning on September 30, 2006, the Note Agreement requires the Company to satisfy a different set of financial covenants, including a minimum ratio of current assets to current liabilities, a minimum ratio of adjusted EBITDA to fixed charges, a cap on the amount of debt as a percentage (45%) of tangible net worth, a cap on the amount of priority debt (generally, debt of a Company subsidiary (not including Congoleum) that is not a guarantor under the Note Agreement plus secured debt of the Company) as a percentage (15%) of tangible net worth, a minimum leverage ratio, and a minimum amount of tangible net worth.

Pursuant to the Credit Facility and the Note Agreement, the Company and certain of its subsidiaries granted BofA and Prudential a security interest in most of the Company's and its subsidiaries' assets. The security interest granted does not include the shares of capital stock of the Company's majority-owned subsidiary Congoleum Corporation or the assets of Congoleum Corporation. In addition, pursuant to the Credit Facility and the Note Agreement, the Company and certain of its subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Facility and the Note Agreement.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. In January 2004, the Credit Facility and the Note Agreement were amended to remove a former lender under the Credit Facility, reduce the credit line to $20 million, and to modify the tangible net worth, adjusted EBITDA to interest expense and consecutive quarterly loss covenants. Fees of $83 thousand were paid to the lenders in connection with those amendments. In April 2004, the Credit Facility and the Note Agreement were amended to permit AB Canada the ability to grant a security interest in certain assets under a credit agreement that AB Canada was a party to. In November 2004, the Credit Facility was amended to extend the term of the Credit Facility to January 1, 2006, to modify the treatment of tax refunds in covenant calculations, and to modify the measurement levels for the adjusted EBITDA to interest expense and current assets to current liabilities covenants for the remainder of the extended term of the Credit Facility. A fee of $50 thousand was paid in connection with that amendment.

On May 20, 2005, the Company entered into amendments and restatements of its Credit Facility and Note Agreement. The amendment to the Credit Facility extended the maturity date of the Credit Facility to September 30, 2006, added the Pro Forma Financial Covenant and added the $12 million Canadian sublimit facility for AB Canada. Pursuant to the amended Credit Facility, AB Canada granted a security interest in all of its personal property to the Canadian Lender. AB Canada repaid all amounts outstanding under its previous credit agreement with another lender from the proceeds of borrowings under the Credit Facility.

The amendment to the Note Agreement in May 2005 generally removed the application of the financial covenants under the Note Agreement for any measurement period prior to March 31, 2005, which effectively cured the Company's preexisting failure to satisfy the adjusted EBITDA to interest expense covenant (as determined under the Note Agreement) as of December 31, 2004. In addition, the amendments modified the financial covenants for 2005 under the Note Agreement to make them comparable to the financial covenants for 2005 under the Credit Facility. The amendment also requires the Company to enter into a definitive commitment to replace or refinance the $20 million borrowing limit under the Credit Facility by June 30, 2006 and to consummate the replacement or refinancing by September 30, 2006.

Fees and expenses incurred for the amendments to the Credit Facility and Note Agreement in May 2005 were approximately $425 thousand.

There can be no assurance that the Company will not need to obtain additional amendments or waivers of covenants under its debt agreements in 2005 or subsequent years. If it fails to satisfy those covenants it will be in default under the respective debt agreements.

Certain defaults under the Note Agreement, such as defaults resulting from certain bankruptcy, insolvency and receivership matters of the Company or certain of its subsidiaries (not including Congoleum), automatically cause all amounts owing with respect to the Notes then outstanding under the Note Agreement to become immediately due and payable. A default in the payment of principal or interest under the Notes would allow each individual noteholder to cause all amounts owed with respect to the Notes held by such holder to become immediately due and payable. In addition, with respect to all other defaults under the Note Agreement, holders of at least 51% of the aggregate principal amount of the Notes then outstanding could cause all amounts then owing with respect to the Notes to become immediately due and payable. The Company understands that Prudential is the only holder of the Notes and, as such, any decision to cause the acceleration of amounts owed with respect to the Notes would be made at Prudential's discretion.

Certain events of default under the Credit Facility, such as defaults resulting from certain bankruptcy, insolvency and receivership matters of the Company or certain of its subsidiaries (not including Congoleum) automatically terminates Fleet's and the Canadian Lender's obligations to make borrowings available under the Credit Facility and causes all amounts outstanding under the Credit Facility to become immediately due and payable. With respect to all other events of default under the Credit Facility, Fleet and the Canadian Lender may terminate their obligations to make borrowings available under the Credit Facility and cause all amounts outstanding under the Credit Facility to become immediately due and payable.

Pursuant to the terms of the Credit Facility and the Note Agreement, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If a default occurs, Fleet and the Canadian Lender and Prudential could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from the applicable lender and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, Fleet as administrative agent over the collateral securing the amounts outstanding under the Credit Facility and the Note Agreement, might exercise Fleet's and the Canadian Lender's and Prudential's rights over that collateral. Any default by the Company under the Credit Facility or the Note Agreement that results in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing is not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

As noted above, the Credit Facility and the Note Agreement restrict the Company's ability to obtain additional financing. Moreover, since the Company and most of its subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The Company currently believes that its cash flow from operations, expected proceeds from the sale of the Janus Flooring assets and borrowings available under its existing credit facilities will be adequate for its expected capital expenditure, working capital and debt service needs, subject to compliance with the covenants contained in its debt agreements and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on September 30, 2006 on satisfactory terms. However, if circumstances change, the inability of the Company to obtain any necessary additional debt financing would likely have a material adverse effect on its business, operations and financial condition.

Under Congoleum's amended plan of reorganization, it is expected that certain rights that the Company may have to receive indemnification for claims under the plan of reorganization or the joint venture agreement relating to the contribution by ABI to Congoleum in 1993 of the Company's tile division, subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the Plan Trust under the promissory note expected to be contributed by Congoleum to the Plan Trust remain outstanding. Instead, those amounts will be held in escrow by the Plan Trust and be pledged by the Company as collateral securing Congoleum's obligations under that promissory note until released from such escrow and paid to the Company pursuant to the terms of Congoleum's plan of reorganization, the promissory note and the pledge agreement expected to be entered into by the Company with regard to the collateral expected to be pledged by the Company to secure Congoleum's obligations under the promissory note. To the extent the amounts that are subject to that escrow are material, that could have a material adverse effect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

Pursuant to the terms of Congoleum's amended plan of reorganization, ABI will also pledge the shares of Congoleum stock it owns as collateral securing Congoleum's obligations under that promissory note expected to be contributed by Congoleum to the Plan Trust. The original principal amount of that note is expected to be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization, based on the average closing prices of Congoleum's Class A common stock over that 90 trading day period, exceeds approximately $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated based on the excess of 51% of the equity value of Congoleum over $2.7 million during the 90 consecutive trading day period ended June 30, 2005, the resulting adjustment amount would be approximately $16.6 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, it is expected that the terms of the note will require Congoleum to make interest payments prior to the note's maturity date. Any default by Congoleum under that note could have a material adverse effect on the Company's liquidity and capital resources.

Congoleum's plan of reorganization also provides for a possible additional contribution by ABI to the Plan Trust in the event ABI sells its interest in Congoleum during the three-year period beginning on the Principal Adjustment Date. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the note contributed by Congoleum to the Plan Trust outstanding as of the Principal Adjustment date, after taking into account any increase in the principal amount of that note as of the Principal Adjustment Date.

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

Cash requirements for capital expenditures, working capital, and debt service are expected to be financed from operating activities and borrowings under existing bank lines of credit. As of June 30, 2005, $20.0 million in the aggregate was available for borrowing by the Company under the Credit Facility. At June 30, 2005, $9.1 million was outstanding under revolving credit lines and $0.8 million was outstanding under letters of credit. An additional $10.1 million was available for borrowing by the Company under its amended bank lines of credit. The Company believes that its cash flow from operations, expected proceeds from the sale of the Janus Flooring assets and borrowings available under the Credit Facility will be adequate for its expected capital expenditure, working capital, and debt service needs, subject to compliance with the covenants contained in its debt agreements referred to above and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on September 30, 2006 on satisfactory terms.

The Company has not declared a dividend subsequent to the third quarter of 2003. Future dividends, if any, will be determined by the Company's board of directors based upon the financial performance and capital requirements of the Company, among other considerations. Under the Credit Facility, aggregate dividend payments (since June 30, 2003) are generally limited to 50% of cumulative consolidated net income (computed treating Congoleum under the equity method of accounting), as determined under the Credit Facility, earned from June 30, 2003. Under the Note Agreement, aggregate dividend payments (since December 31, 2000) generally may not exceed the sum of $6 million plus 50% of cumulative consolidated net income (accounting for Congoleum under the equity method of accounting), as determined under the Note Agreement, earned after December 31, 2000.

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

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003 filed a pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability. See Notes A and J of the Notes to the Unaudited Consolidating Condensed Financial Statements, which are contained in Item 1 of this Quarterly Report on Form 10-Q. These matters will have a material adverse impact on liquidity and capital resources. During the second quarter of 2005, Congoleum paid $8.5 million in fees (bringing the total year to date spending to $12.9 million) and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At June 30, 2005, Congoleum had $7.5 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum. Congoleum believes this threshold will eventually be met, although there can be no assurances to that effect. Congoleum expects to spend a further $16.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $8.6 million insurance settlement being held as restricted cash). It also expects to spend a further $7.5 million at a minimum in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. Congoleum currently holds $3.7 million in restricted cash that can be used to offset future coverage cost spending, subject to approval by the Bankruptcy Court. Required expenditures could be materially higher than these estimates.

As part of Congoleum's proposed amended plan of reorganization, Congoleum expects that it will also issue a promissory note to the Plan Trust. Under the terms of the proposed amended plan, the original principal amount of Congoleum's Note will be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization in an amount approximately equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of that date exceeds $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended June 30, 2005, the resulting adjustment amount would be $16.6 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the Note will require Congoleum to make interest payments prior to such note's maturity date.

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

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2005, were $21.4 million, a decrease of $8.3 million from December 31, 2004. Net cash used by operations during the first six months of 2005 was $5.5 million, as compared to $19.9 million of cash provided by operations in the first half of 2004. The increase in cash used by operations in the first six months of 2005 versus the first six months of 2004 was primarily due to higher inventories, higher asbestos related payments and higher payments of accrued liabilities. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.5 million and $1.2 million at June 30, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, $8.6 million of a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at June 30, 2005. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust formed upon confirmation of its proposed amended plan of reorganization. Working capital was $23.5 million at June 30, 2005, down from $35.3 million at December 31, 2004. The ratio of current assets to current liabilities at June 30, 2005 was 1.3 versus 1.4 at December 31, 2004.

Capital expenditures for the six months ended June 30, 2005 totaled $2.2 million. Congoleum is currently planning capital expenditures of approximately $6.0 million in 2005 and between $6 million and $7 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2005 with borrowings up to $30.0 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at June 30, 2005. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2005, based on the level of receivables and inventory, $27.4 million was available under the facility, of which $6.0 million was utilized for outstanding letters of credit and $10.1 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of its proposed amended plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to that facility's expiration.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although Congoleum did not generate cash from operations in the first six months of 2005, Congoleum anticipates that it will generate cash from operations during the balance of 2005. Congoleum believes that net cash provided by operating activities and borrowings under its financing agreement will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its proposed amended plan of reorganization. Congoleum's inability to obtain confirmation of its proposed amended plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements. Congoleum also anticipates it will be able to obtain exit financing upon confirmation of its proposed amended plan although there can be no assurance that such financing will be obtained. Such financing will be required to replace its debtor-in-possession credit facility and permit Congoleum to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of the proposed amended plan of reorganization. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the proposed amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, the contemplated exit financing, when combined with net cash provided from operating activities, may not provide sufficient funds and Congoleum may not be able to obtain confirmation of and go effective with the proposed amended plan of reorganization.

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

As more fully set forth in Notes A, I and J of the Notes to Unaudited Consolidating Condensed Financial Statements, included in Part I, Item 1 of the Quarterly Report on Form 10-Q, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos personal injury claims. In connection with Congoleum's strategy for resolving its asbestos liability, in 2003, Congoleum entered into settlement agreements with various asbestos claimants, which provides for an aggregate settlement value of at least $491 million. As a result of tabulating ballots on its fourth amended plan, the Company is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of $512 million based on the settlement values applicable in the fourth amended plan. Settlement of these obligations pursuant to the terms of Congoleum's amended plan is dependent on Bankruptcy Court confirmation of the plan of reorganization, including determinations by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

There can be no assurance that Congoleum will be successful in obtaining confirmation of Congoleum's amended plan in a timely manner or at all. Any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court could vary significantly from the description in this report. Furthermore, the estimated costs and contributions required to confirm and to effect the amended plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

As part of Congoleum's plan of reorganization, Congoleum would contribute to the Plan Trust certain of Congoleum's rights to receive insurance proceeds for asbestos liabilities under its applicable insurance policies. Congoleum is currently involved in litigation with certain of its insurance carriers related to disputed insurance coverage for asbestos-related liabilities, and certain insurance carriers have filed various objections to Congoleum's previously filed plan of reorganization and related matters. It is expected that these insurers will continue to vigorously contest their obligations to provide Congoleum with insurance coverage for Congoleum's asbestos liabilities and seek to prevent any contribution by Congoleum of its rights to receive insurance for asbestos matters to the Plan Trust. The first phase of the insurance coverage trial began August 2, 2005 and will address all issues and claims relating to whether the insurers are obligated to provide coverage under the policies at issue in this litigation for the global Claimant Agreement entered into by Congoleum, including all issues and claims relating to both Congoleum's decision and conduct in entering into the Claimant Agreement and filing a pre-packaged bankruptcy and the insurance company defendants' decisions and conduct in opposing the Claimant Agreement and Congoleum's pre-packaged bankruptcy, the reasonableness and good faith of the Claimant Agreement, whether the Claimant Agreement breached any insurance policies and, if so, whether the insurance companies suffered any prejudice, and whether the insurance companies' opposition to the Claimant Agreement and bankruptcy and various other conduct by the insurers constituted a breach of their duties of good faith and fair dealing such that they are precluded from asserting that Congoleum's decision to enter into the Claimant Agreement constitutes any breach on the part of Congoleum. The second phase of the trial will address all coverage issues, including but not limited to trigger and allocation. The final phase of the trial will address bad faith punitive damages, if appropriate. Congoleum believes, however, that even if the insurers were to succeed in the first phase of the coverage action, such result would not deprive individual claimants of the right to seek payment from the affected insurance policies nor would such result preclude Congoleum from amending the Claimant Agreement and seeking recovery under the Claimant Agreement, as amended; moreover, Congoleum does not believe that it would be deprived of coverage-in-place insurance for future obligations of or demands upon the insurers under the applicable insurance policies. However, there can be no assurances of the outcome of these matters or their potential effect on Congoleum's ability to obtain approval of its plan of reorganization.

Confirmation of Congoleum's plan of reorganization will depend on Congoleum obtaining exit financing to provide it with sufficient liquidity to pay accrued interest and other obligations upon the plan going effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the proposed amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, Congoleum may be unable to obtain sufficient exit financing, when combined with net cash provided from operating activities, to provide sufficient funds, and Congoleum may not be able to obtain confirmation of and go effective with the proposed amended plan of reorganization.

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

Some additional factors that could cause actual results to differ from Congoleum's and the Company's objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies, which underwrote the applicable insurance policies for Congoleum and the Company, for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iv) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge, (v) the Company's and Congoleum's satisfaction of the conditions and obligations under their respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under Congoleum's plan of reorganization, (vi) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability, (vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval of any reorganization plan, (ix) developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers, and (x) compliance with the Bankruptcy Code, including section 524(g). In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of its anticipated Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A, I and J of the Notes to Unaudited Consolidating Condensed Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company relies on debt financing to help fund its operations and other general corporate purposes and any default by it under its credit facilities or inability to obtain any necessary debt financing would likely have a material adverse effect on its business, operations and financial condition.

The Company relies on borrowings under its existing credit facilities to help finance, among other things, its operations, working capital and capital expenditures. The Company and most of its domestic and Canadian subsidiaries have granted a security interest to the lenders under the Company's primary credit facilities in most of the Company's and its domestic and Canadian subsidiaries' assets. The collateral that is subject to this security interest does not include the shares of capital stock of Congoleum or assets of Congoleum.

Pursuant to the terms of the Note Agreement and the Credit Facility, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If such a default occurs, the lenders under the respective agreements could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from the respective lenders and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, Fleet as administrative agent over the collateral securing the amounts outstanding under the Credit Facility and the Note Agreement, might exercise the lenders' rights over that collateral. Any default by the Company under the Credit Facility or the Note Agreement that results in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing is not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Credit Facility expires on September 30, 2006. Although the Company expects that the Credit Facility will be extended or replaced by that date, there can be no assurances in this regard. If the Company has outstanding borrowings under the Credit Facility at that date and the Credit Facility's term has not been extended beyond that date, such failure would result in a breach of the Note Agreement, which, for the reasons discussed in the preceding paragraph, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on their investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. If market interest rates were to increase by 10% from levels at December 31, 2004 and June 30, 2005, the fair value of our investments as of each such respective date would decline by an immaterial amount. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of December 31, 2004 and June 30, 2005 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe, Asia and Central America, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2004 and June 30, 2005, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as of each respective date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note I "Commitments and Contingencies" and Note J "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful," included in Part I, Item 2 of this Quarterly Report on Form 10-Q, are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due February 1, 2004, August 1, 2004 and February 1, 2005 on the Senior Notes. As of June 30, 2005, the aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $13.0 million, and the aggregate outstanding principal amount of the Senior Notes is approximately $100 million. These amounts, plus approximately $1 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, August 1, 2004 and February 1, 2005 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidated balance sheet included in this report.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company's stockholders held on May 10, 2005, all director nominees were elected.

The four nominees who were elected as Class III directors will hold office until the annual meeting of stockholders to be held in 2008 and until their successors are duly elected and qualify. The results of the vote for the election of those directors are set forth below.

                                        Number of         Number of
                    Name                Votes For      Votes Withheld
            ----------------------   ----------------  ----------------

            Mark N. Kaplan             2,995,319           115,298
            Natalie S. Marcus          3,003,519           107,098
            William M. Marcus          3,003,268           107,349
            Kenneth I. Watchmaker      3,095,919            14,698

Item 6. Exhibits

Exhibit No.                     Description
--------------------------------------------------------------------------------

3.1      I                      Restated Certificate of Incorporation

3.2      II                     By-Laws, amended and restated as of September
                                11, 2004

4.1 Amended and Restated Note Purchase Agreement and Facility Guarantee, dated as of May 20, 2005, among American Biltrite Inc., certain domestic subsidiaries of American Biltrite Inc. and The Prudential Insurance Company of America

4.2      III                    Security Agreement, dated as of October 14,
                                2003, among American Biltrite Inc., K&M
                                Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4.3 Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

4.4      III                    Guarantor Joinder Agreement, dated as of
                                October 14, 2003, made by ABTRE, Inc., AIMPAR,
                                Inc., American Biltrite Intellectual
                                Properties, Inc., Ideal Tape Co., Inc.,
                                Majestic Jewelry, Inc., Ocean State Jewelry,
                                Inc. and 425 Dexter Associates, L.P. in favor of The Prudential Insurance Company

4.5 Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America Company, as domestic agent

4.6 Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent

4.7 Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent

Exhibit No.                     Description
--------------------------------------------------------------------------------

4.8 Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc and Fleet National Bank, a Bank of America Company, as domestic agent

4.9      II                     Indenture, dated as of August 3, 1998, by and
                                between Congoleum Corporation and First Union
                                National Bank, as trustee

4.10     II                     First Supplemental Indenture, dated as of March
                                28, 2003, between Congoleum Corporation and
                                Wachovia Bank, National Association (as
                                successor to First Union National Bank), as trustee

4.11     II                     Second Supplemental Indenture, dated as of
                                August 7, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

10.1 Amended and Restated Credit Agreement, dated as of May 20, 2005, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Fleet National Bank, a Bank of America company, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canadian branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.2 Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries (filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q)

10.3 Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit 4.5 to this Quarterly Report on Form 10-Q)

Exhibit No.                     Description
--------------------------------------------------------------------------------

10.4 Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit 4.6 to this Quarterly Report on Form 10-Q)

10.5 Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit 4.7 to this Quarterly Report on Form 10-Q)

10.6 Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit 4.8 to this Quarterly Report on Form 10-Q)

10.7 Deed of Hypothec and Issue of Mortgage Bonds, dated May 20, 2005, by American Biltrite (Canada) Ltd. in favor of Bank of America, National Association

10.8 Hypothec and Pledge of Bonds, dated May 20, 2005, between American Biltrite (Canada) Ltd. and Bank of America, National Association

10.9 Settlement Agreement and Release, dated June 18, 2004, by and between Congoleum Corporation and Liberty Mutual Insurance Company

10.10 Settlement Agreement and Release (the "Agreement"), dated May 12, 2005, by, between and among Congoleum Corporation, Congoleum Sales, Inc., Congoleum Fiscal, Inc. and AIG Domestic Claims, Inc., as authorized agent for the applicable AIG companies, and the Plan Trust

10.11 Confidential Settlement Agreement and Release, dated June 22, 2005, by and between Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

Exhibit No.                     Description
--------------------------------------------------------------------------------

10.12 Amendment, dated July 29, 2005, to the Confidential Settlement Agreement and Release, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002

      -------------------------------------

            I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1-4773)

            II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004

            III Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2003

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERICAN BILTRITE INC.
                                             ----------------------
                                                  (Registrant)


Date: August 15, 2005                        BY: /s/  Howard N. Feist III
                                                 ------------------------------
                                                 Howard N. Feist III
                                                 Vice President-Finance
                                                 (Duly Authorized Officer and
                                                 Principal Financial and Chief
                                                 Accounting Officer)

                       INDEX OF EXHIBITS

Exhibit No.            Description
--------------------------------------------------------------------------------

3.1      I             Restated Certificate of Incorporation

3.2      II            By-Laws, amended and restated as of September 11,
                       2004

4.1 Amended and Restated Note Purchase Agreement and Facility Guarantee, dated as of May 20, 2005, among American Biltrite Inc., certain domestic subsidiaries of American Biltrite Inc. and The Prudential Insurance Company of America

4.2      III           Security Agreement, dated as of October 14, 2003,
                       among American Biltrite Inc., K&M Associates L.P.,
                       Fleet National Bank and the subsidiaries of American
                       Biltrite Inc. from time to time party thereto

4.3 Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

4.4      III           Guarantor Joinder Agreement, dated as of October 14,
                       2003, made by ABTRE, Inc., AIMPAR, Inc., American
                       Biltrite Intellectual Properties, Inc., Ideal Tape
                       Co., Inc., Majestic Jewelry, Inc., Ocean State
                       Jewelry, Inc. and 425 Dexter Associates, L.P. in favor of The Prudential Insurance Company

4.5 Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America Company, as domestic agent

4.6 Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent

4.7 Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent

Exhibit No.            Description
--------------------------------------------------------------------------------

4.8 Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc and Fleet National Bank, a Bank of America Company, as domestic agent

4.9      II            Indenture, dated as of August 3, 1998, by and
                       between Congoleum Corporation and First Union
                       National Bank, as trustee

4.10     II            First Supplemental Indenture, dated as of March 28,
                       2003, between Congoleum Corporation and Wachovia
                       Bank, National Association (as successor to First
                       Union National Bank), as trustee

4.11     II            Second Supplemental Indenture, dated as of August 7,
                       2003, between Congoleum Corporation and Wachovia
                       Bank, National Association (as successor to First
                       Union National Bank), as trustee

10.1 Amended and Restated Credit Agreement, dated as of May 20, 2005, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Fleet National Bank, a Bank of America company, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canadian branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.2 Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries (filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q)

10.3 Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit 4.5 to this Quarterly Report on Form 10-Q)

Exhibit No.            Description
--------------------------------------------------------------------------------

10.4 Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit
                       4.6 to this Quarterly Report on Form 10-Q)

10.5 Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit 4.7 to this Quarterly Report on Form 10-Q)

10.6 Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc and Fleet National Bank, a Bank of America Company, as domestic agent (filed as Exhibit 4.8 to this Quarterly Report on Form 10-Q)

10.7 Deed of Hypothec and Issue of Mortgage Bonds, dated May 20, 2005, by American Biltrite (Canada) Ltd. in favor of Bank of America, National Association

10.8 Hypothec and Pledge of Bonds, dated May 20, 2005, between American Biltrite (Canada) Ltd. and Bank of America, National Association

10.9 Settlement Agreement and Release, dated June 18, 2004, by and between Congoleum Corporation and Liberty Mutual Insurance Company

10.10 Settlement Agreement and Release (the "Agreement"), dated May 12, 2005, by, between and among Congoleum Corporation, Congoleum Sales, Inc., Congoleum Fiscal, Inc. and AIG Domestic Claims, Inc., as authorized agent for the applicable AIG companies, and the Plan Trust

10.11 Confidential Settlement Agreement and Release, dated June 22, 2005, by and between Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

Exhibit No.            Description
--------------------------------------------------------------------------------

10.12                  Amendment, dated July 29, 2005, to the
                       Confidential Settlement Agreement and Release, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

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

      ----------------------------------

            I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1-4773)

            II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004

            III Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2003