Form 10-Q
period 2005-09-30
AMERICAN BILTRITE INC
filed 2005-11-14
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2005               Commission File Number 1-4773

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

Title of Each Class                             Outstanding at October 31, 2005
-------------------                             -------------------------------
       Common                                          3,441,551 shares

                             AMERICAN BILTRITE INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidating Condensed Balance Sheets--Assets as of
                 September 30, 2005 (unaudited) and December 31, 2004 ........ 3

                 Consolidating Condensed Balance Sheets--Liabilities and Stockholders' Equity as of September 30, 2005 (unaudited)
                 and December 31, 2004........................................ 4

                 Consolidating Condensed Statements of Operations for the
                 three months ended September 30, 2005 and 2004 (unaudited)....5

                 Consolidating Condensed Statements of Operations for the
                 nine months ended September 30, 2005 and 2004 (unaudited).... 6

                 Consolidating Condensed Statements of Cash Flows for the
                 nine months ended September 30, 2005 and 2004 (unaudited).... 7

                 Notes to Unaudited Consolidating Condensed Financial
                 Statements................................................... 8


         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................35

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...60

         Item 4. Controls and Procedures......................................61


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................62

         Item 3.    Defaults Upon Senior Securities...........................62

         Item 5.    Other Information.........................................62

         Item 6.    Exhibits..................................................63

         Signature ...........................................................66

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                                   ABI Consolidated                     Eliminations
                                           September 30,      December 31,    September 30,      December 31,
                                                2005              2004             2005              2004
                                          ----------------------------------------------------------------------
                                            (Unaudited)                        (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                  $ 20,959          $ 34,691
   Restricted cash                              11,334            15,682
   Accounts receivable, net                     54,089            43,591            $(499)          $(1,036)
   Inventories                                  79,545            76,036             (200)             (268)
   Assets of discontinued operation              3,184             2,952
   Deferred income taxes                        12,636            12,636
   Prepaid expense & other current
     assets                                     10,865             6,826
                                          ----------------------------------------------------------------------
     Total current assets                      192,612           192,414             (699)           (1,304)

Property, plant & equipment, net               117,296           124,070

Other assets:
   Insurance for asbestos-related
     liabilities                                 7,500             7,500
   Goodwill, net                                11,300            11,300
   Other assets                                 19,854            20,001             (147)             (186)
                                          ----------------------------------------------------------------------
                                                38,654            38,801             (147)             (186)
                                          ----------------------------------------------------------------------

Total assets                                  $348,562          $355,285            $(846)          $(1,490)
                                          ======================================================================

                                                      Congoleum                      American Biltrite
                                           September 30,     December 31,     September 30,      December 31,
                                               2005              2004              2005              2004
                                          ---------------------------------------------------------------------
                                            (Unaudited)                        (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                  $ 17,658         $ 29,710          $  3,301          $  4,981
   Restricted cash                              11,334           15,682
   Accounts receivable, net                     26,159           17,621            28,429            27,006
   Inventories                                  37,065           39,623            42,680            36,681
   Assets of discontinued operation                                                 3,184             2,952
   Deferred income taxes                        10,678           10,678             1,958             1,958
   Prepaid expense & other current
     assets                                      7,302            5,124             3,563             1,702
                                          ---------------------------------------------------------------------
     Total current assets                      110,196          118,438            83,115            75,280

Property, plant & equipment, net                75,107           79,550            42,189            44,520

Other assets:
   Insurance for asbestos-related
     liabilities                                                                    7,500             7,500
   Goodwill, net                                                                   11,300            11,300
   Other assets                                 14,642           14,894             5,359             5,293
                                          ---------------------------------------------------------------------
                                                14,642           14,894            24,159            24,093
                                          ---------------------------------------------------------------------

Total assets                                  $199,945         $212,882          $149,463          $143,893
                                          =====================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                                    ABI Consolidated                     Eliminations
                                            September 30,     December 31,     September 30,      December 31,
                                                2005              2004              2005              2004
                                           ----------------------------------------------------------------------
                                             (Unaudited)                        (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                            $ 22,565         $ 18,700          $   (499)        $     (57)
   Accrued expenses                              44,246           48,605                                (979)
   Asbestos-related liabilities                  18,771           21,079
   Liabilities of discontinued operation            204              165
   Notes payable                                 21,575           17,036
   Current portion of long-term debt             20,135           21,411
   Liabilities subject to compromise             21,377           14,225
                                           ----------------------------------------------------------------------
     Total current liabilities                  148,873          141,221              (499)           (1,036)

Long-term debt, less current portion              1,385            2,790
Asbestos-related liabilities                     10,238           10,238
Other liabilities                                25,582           25,237
Noncontrolling interests                          1,360              623
Liabilities subject to compromise               135,694          137,104              (147)             (186)
                                           ----------------------------------------------------------------------
                                                323,132          317,213              (646)           (1,222)

Stockholders' equity
   Common stock                                      46               46               (93)              (93)
   Additional paid-in capital                    19,548           19,548           (49,106)          (49,106)
   Retained earnings                             36,455           49,526            35,075            35,007
   Accumulated other comprehensive loss         (15,487)         (15,916)            6,111             6,111
   Less treasury shares                         (15,132)         (15,132)            7,813             7,813
                                           ----------------------------------------------------------------------
   Total stockholders' equity                    25,430           38,072              (200)             (268)
                                           ----------------------------------------------------------------------
     Total liabilities and stockholders'
       equity                                  $348,562         $355,285          $   (846)        $  (1,490)
                                           ======================================================================

                                                      Congoleum                      American Biltrite
                                           September 30,      December 31,    September 30,      December 31,
                                                2005              2004             2005              2004
                                          ---------------------------------------------------------------------
                                            (Unaudited)                        (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                           $  9,583          $ 10,295         $ 13,481          $  8,462
   Accrued expenses                             23,976            28,066           20,270            21,518
   Asbestos-related liabilities                 18,771            21,079
   Liabilities of discontinued operation                                              204               165
   Notes payable                                12,595             9,500            8,980             7,536
   Current portion of long-term debt                                               20,135            21,411
   Liabilities subject to compromise            21,377            14,225
                                          ---------------------------------------------------------------------
     Total current liabilities                  86,302            83,165           63,070            59,092

Long-term debt, less current portion                                                1,385             2,790
Asbestos-related liabilities                     2,738             2,738            7,500             7,500
Other liabilities                               10,678            10,678           14,904            14,559
Noncontrolling interests                                                            1,360               623
Liabilities subject to compromise              135,841           137,290
                                          ---------------------------------------------------------------------
                                               235,559           233,871           88,219            84,564

Stockholders' equity
   Common stock                                     93                93               46                46
   Additional paid-in capital                   49,106            49,106           19,548            19,548
   Retained earnings                           (58,455)          (43,830)          59,835            58,349
   Accumulated other comprehensive loss        (18,545)          (18,545)          (3,053)           (3,482)
   Less treasury shares                         (7,813)           (7,813)         (15,132)          (15,132)
                                          ---------------------------------------------------------------------
   Total stockholders' equity                  (35,614)          (20,989)          61,244            59,329
                                          ---------------------------------------------------------------------
     Total liabilities and stockholders'
       equity                                 $199,945          $212,882         $149,463          $143,893
                                          =====================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             For the Three Months Ended September 30, 2005 and 2004
               (In thousands of dollars, except per share amounts)

                                                     ABI Consolidated                   Eliminations
                                                   2005             2004            2005             2004
                                              ---------------------------------------------------------------

Net sales                                        $114,152         $113,180           $ 54            $ 56

Cost of products sold                              85,841           80,564              2              52
Selling, general & administrative expenses         23,938           26,520
                                              ---------------------------------------------------------------
Income from operations                              4,373            6,096             52               4
Other (income) expense:
     Interest income                                  (91)             (26)
     Interest expense                               3,241            3,136
     Other (income) expense                          (417)              12             67              56
                                              ---------------------------------------------------------------
                                                    2,733            3,122             67              56
                                              ---------------------------------------------------------------
Income (loss) before taxes and other items          1,640            2,974            (15)            (52)

Provision for income taxes                            481            1,342
Noncontrolling interests                              (71)            (118)
                                              ---------------------------------------------------------------
   Income (loss) from continuing operations
                                                    1,088            1,514            (15)            (52)
Discontinued operation                                (80)             (70)
                                              ---------------------------------------------------------------

Net income (loss)                                $  1,008         $  1,444           $(15)           $(52)
                                              ===============================================================

                                                        Congoleum                    American Biltrite
                                                   2005            2004            2005             2004
                                              ----------------------------------------------------------------

Net sales                                         $60,507         $58,871         $53,591          $54,253

Cost of products sold                              47,270          41,812          38,569           38,700
Selling, general & administrative expenses         10,556          12,959          13,382           13,561
                                              ----------------------------------------------------------------
Income from operations                              2,681           4,100           1,640            1,992
Other (income) expense:
     Interest income                                  (91)            (26)              -                -
     Interest expense                               2,670           2,417             571              719
     Other (income) expense                          (223)           (212)           (261)             168
                                              ----------------------------------------------------------------
                                                    2,356           2,179             310              887
                                              ----------------------------------------------------------------
Income (loss) before taxes and other items            325           1,921           1,330            1,105

Provision for income taxes                              -             768             481              574
Noncontrolling interests                                                              (71)            (118)
                                              ----------------------------------------------------------------
   Income (loss) from continuing operations
                                                      325           1,153             778              413
Discontinued operation                                                                (80)             (70)
                                              ----------------------------------------------------------------

Net income (loss)                                 $   325         $ 1,153         $   698          $   343
                                              ================================================================

                                                           Basic                                  Diluted
                                                   2005             2004                   2005             2004
                                              --------------------------------        --------------------------------
Income per common share from continuing
   operations                                     $ 0.32        $    0.44                 $ 0.31        $    0.44
Discontinued operation                             (0.02)           (0.02)                 (0.02)           (0.02)
                                              --------------------------------        --------------------------------

   Net income per common share                    $ 0.30        $    0.42                 $ 0.29        $    0.42
                                              ================================        ================================

Weighted average number of common and
   equivalent shares outstanding                   3,442            3,442                   3,475            3,466
                                              ================================        ================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
              For the Nine Months Ended September 30, 2005 and 2004
               (In thousands of dollars, except per share amounts)

                                                     ABI Consolidated                   Eliminations
                                                   2005             2004            2005             2004
                                              ------------------------------------------------------------------

Net sales                                        $331,118         $325,105           $178            $146

Cost of products sold                             246,630          234,034            (81)            (86)
Selling, general & administrative expenses         88,428           79,166
                                              ------------------------------------------------------------------
(Loss) income from operations                      (3,940)          11,905            259             232
Other (income) expense:
     Interest income                                 (320)             (38)
     Interest expense                               9,772            9,185
     Other (income) expense                        (2,582)            (256)           191             215
                                              ------------------------------------------------------------------
                                                    6,870            8,891            191             215
                                              ------------------------------------------------------------------
(Loss) income before taxes and other items        (10,810)           3,014             68              17

Provision (credit) for income taxes                 1,436            1,395
Noncontrolling interests                             (632)            (141)
                                              ------------------------------------------------------------------
   (Loss) income from continuing operations
                                                  (12,878)           1,478             68              17
Discontinued operation                               (193)            (342)
                                              ------------------------------------------------------------------

Net (loss) income                                $(13,071)        $  1,136           $ 68            $ 17
                                              ==================================================================
                                                       Congoleum                    American Biltrite
                                                  2005            2004            2005             2004
                                              ---------------------------------------------------------------

Net sales                                       $176,245        $173,822        $154,695         $151,137

Cost of products sold                            135,577         126,326         111,134          107,794
Selling, general & administrative expenses        48,416          37,961          40,012           41,205
                                              ---------------------------------------------------------------
(Loss) income from operations                     (7,748)          9,535           3,549            2,138
Other (income) expense:
     Interest income                                (273)            (26)            (47)             (12)
     Interest expense                              7,788           6,976           1,984            2,209
     Other (income) expense                         (638)           (877)         (2,135)             406
                                              ---------------------------------------------------------------
                                                   6,877           6,073            (198)           2,603
                                              ---------------------------------------------------------------
(Loss) income before taxes and other items       (14,625)          3,462           3,747             (465)

Provision (credit) for income taxes                   --           1,384           1,436               11
Noncontrolling interests                                                            (632)            (141)
                                              ---------------------------------------------------------------
   (Loss) income from continuing operations
                                                 (14,625)          2,078           1,679             (617)
Discontinued operation                                                              (193)            (342)
                                              ---------------------------------------------------------------

Net (loss) income                               $(14,625)       $  2,078         $ 1,486         $   (959)
                                              ===============================================================

                                                           Basic                                Diluted
                                                   2005             2004                 2005             2004
                                              --------------------------------      --------------------------------
(Loss) income per common share from
   continuing operations                          $(3.74)       $    0.43               $(3.74)       $    0.43
Discontinued operation                             (0.06)           (0.10)               (0.06)           (0.10)
                                              --------------------------------      --------------------------------

   Net (loss) income per common share             $(3.80)       $    0.33               $(3.80)       $    0.33
                                              ================================      ================================

Weighted average number of common and
   equivalent shares outstanding                   3,442            3,442                 3,442            3,455
                                              ================================      ================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              For the Nine Months Ended September 30, 2005 and 2004
                            (In thousands of dollars)

                                                                ABI Consolidated              Eliminations
                                                               2005          2004          2005          2004
                                                           -------------------------------------------------------
Operating activities
   Net (loss) income                                         $(13,071)    $   1,136        $ 68           $ 17
   Net loss from discontinued operation                           193           342
                                                           -------------------------------------------------------
     Net (loss) income from continuing operations             (12,878)        1,478          68             17
   Adjustments to reconcile net (loss) income to net
     cash (used) provided by operating activities:
     Depreciation and amortization                             12,669        13,246
     (Gain) loss on disposal of property                       (2,280)          184
     Asbestos related charge                                   15,454
     Change in operating assets and liabilities:
       Accounts and notes receivable                          (10,706)      (12,326)       (537)          (282)
       Inventories                                             (3,564)       (2,984)        (68)           (17)
       Prepaid expenses and other assets                       (1,323)        6,009
       Accounts payable and accrued expenses                    6,932        28,870         537            282
       Asbestos-related expenses                              (20,819)       (4,500)
       Asbestos-related expense reimbursements from
         insurance settlement                                   6,091
       Noncontrolling interests                                   737           (74)
       Other                                                   (1,588)          395
                                                           -------------------------------------------------------
     Net cash (used) provided by operating activities         (11,275)       30,298          --             --
Investing activities
   Investments in property, plant and equipment                (5,425)       (3,955)
   Proceeds from sale of property                               2,327            30
                                                           -------------------------------------------------------
     Net cash (used) provided by investing activities          (3,098)       (3,925)         --             --
Financing activities
   Net short-term borrowings                                    4,307           982
   Payments on long-term debt                                  (2,611)         (897)
   Net change in restricted cash                               (1,441)       (1,854)
                                                           -------------------------------------------------------
     Net cash provided (used) by financing activities             255        (1,769)         --             --
Effect of foreign exchange rate changes on cash                   686           164
                                                           -------------------------------------------------------
   Net cash (used) provided by continuing operations          (13,432)       24,768          --             --
   Net cash used by discontinued operations                      (300)         (619)
Cash and cash equivalents at beginning of period               34,691         3,959
                                                           -------------------------------------------------------
     Cash and cash equivalents at end of period              $ 20,959     $  28,108        $ --           $ --
                                                           =======================================================

                                                                   Congoleum               American Biltrite
                                                              2005          2004          2005          2004
                                                           ------------------------------------------------------
Operating activities
   Net (loss) income                                        $(14,625)      $ 2,078       $ 1,486       $  (959)
   Net loss from discontinued operation                                                      193           342
                                                           ------------------------------------------------------
     Net (loss) income from continuing operations            (14,625)        2,078         1,679          (617)
   Adjustments to reconcile net (loss) income to net
     cash (used) provided by operating activities:
     Depreciation and amortization                             8,371         8,545         4,298         4,701
     (Gain) loss on disposal of property                                                  (2,280)          184
     Asbestos related charge                                  15,454            --
     Change in operating assets and liabilities:
       Accounts and notes receivable                          (8,538)       (5,009)       (1,631)       (7,035)
       Inventories                                             2,558         1,899        (6,054)       (4,866)
       Prepaid expenses and other assets                         577         3,498        (1,900)        2,511
       Accounts payable and accrued expenses                   2,703        23,516         3,692         5,072
       Asbestos-related expenses                             (20,819)       (4,500)
       Asbestos-related expense reimbursements from
         insurance settlement                                  6,091
       Noncontrolling interests                                                              737           (74)
       Other                                                  (1,838)        1,054           250          (659)
                                                           ------------------------------------------------------
     Net cash (used) provided by operating activities        (10,066)       31,081        (1,209)         (783)
Investing activities
   Investments in property, plant and equipment               (3,640)       (2,246)       (1,785)       (1,709)
   Proceeds from sale of property                                               30         2,327
                                                           ------------------------------------------------------
     Net cash (used) provided by investing activities         (3,640)       (2,216)          542        (1,709)
Financing activities
   Net short-term borrowings                                   3,095        (1,594)        1,212         2,576
   Payments on long-term debt                                                             (2,611)         (897)
   Net change in restricted cash                              (1,441)       (1,854)
                                                           ------------------------------------------------------
     Net cash provided (used) by financing activities          1,654        (3,448)       (1,399)        1,679
Effect of foreign exchange rate changes on cash                                              686           164
                                                           ------------------------------------------------------
   Net cash (used) provided by continuing operations         (12,052)       25,417        (1,380)         (649)
   Net cash used by discontinued operations                                                 (300)         (619)
Cash and cash equivalents at beginning of period              29,710         2,169         4,981         1,790
                                                           ------------------------------------------------------
     Cash and cash equivalents at end of period             $ 17,658       $27,586       $ 3,301       $   522
                                                           ======================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the plan of reorganization of Congoleum Corporation, a majority-owned subsidiary of the Company, to settle asbestos liability) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidating financial statements and footnotes thereto included in the American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidating balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") and two of its subsidiaries filed voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on December 31, 2003. The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. As a result, the Company expects to continue to control Congoleum while it is in reorganization proceedings. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan. In October 2005, Congoleum sought and obtained an extension of the voting deadline to December 14, 2005 to allow time to address this issue. Congoleum is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the plan. The Bankruptcy Court has given Congoleum permission to file a new amended plan and disclosure statement by December 2, 2005. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

There can be no assurance that Congoleum will finalize the terms of a new amended plan by that date, that Congoleum will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and may file objections to any new amended plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any new amended plan.

Although the terms of a new amended plan have not been determined, Congoleum is negotiating amendments and modifications with reference to the terms of the Sixth Plan. Any descriptions of the Sixth Plan provided in these Notes to Unaudited Consolidating Condensed Financial Statements are provided to assist the reader in understanding the basis from which any further amended plan may be negotiated. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan or that Congoleum will reach agreement on a new amended plan on or before December 2, 2005.

The Sixth Plan would leave Congoleum's non-asbestos creditors unimpaired and would resolve all pending and future asbestos claims against Congoleum. The Sixth Plan provides, among other things, for an assignment of certain rights in, and proceeds of, Congoleum's applicable insurance to the Plan Trust that would fund the settlement of all pending and future asbestos claims and protect Congoleum from future asbestos-related litigation by channeling all asbestos claims to the Plan Trust under Section 524(g) of the Bankruptcy Code. The Bankruptcy Court has authorized Congoleum to pay its trade creditors in the ordinary course of business. Congoleum expects that it will take until some time in the second or third quarter of 2006 at the earliest to obtain confirmation of any new amended plan of reorganization.

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note J of the Notes to Unaudited Consolidating Condensed Financial Statements.

Although there can be no assurances with respect to the terms of any new amended plan, the Company believes, based on the terms of the Sixth Plan and subsequent negotiations regarding a new amended plan that have occurred to date, that there is reasonable basis to expect it will maintain control of Congoleum under the terms of a new amended plan, subject to Congoleum obtaining the necessary acceptances and approvals required for confirmation of the plan. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

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

Note B - Stock Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) was originally effective for public companies at the beginning of the first interim or annual period beginning after September 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") provided for a phased-in implementation process for public companies. Based on the Company's year end of December 31, the Company must adopt SFAS No. 123(R) on January 1, 2006.

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

Below is a reconciliation of consolidated net income (loss), as reported, to pro forma consolidated net income (loss) including compensation expense for the Company's and Congoleum's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted EPS follows (in thousands, except per share data):

                                                   Three Months Ended               Nine Months Ended
                                                       September 30                     September 30
                                                  2005            2004            2005            2004
                                               ----------      ----------      ----------      ----------
Net income (loss):
   As reported                                 $    1,008      $    1,444      $  (13,071)     $    1,136
   Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax effects               (99)           (101)           (293)           (225)
                                               ----------      ----------      ----------      ----------

   As adjusted                                 $      909      $    1,343      $  (13,364)     $      911
                                               ==========      ==========      ==========      ==========

Net income (loss) per share - basic:
   As reported                                 $     0.30      $     0.42      $    (3.80)     $     0.33
   Pro forma compensation expense                   (0.03)          (0.03)          (0.08)          (0.07)
                                               ----------      ----------      ----------      ----------

                                               $     0.27      $     0.39      $    (3.88)     $     0.26
                                               ==========      ==========      ==========      ==========

Net income (loss) per share - diluted:
   As reported                                 $     0.29      $     0.42      $    (3.80)     $     0.33
   Pro forma compensation expense                   (0.03)          (0.03)          (0.08)          (0.07)
                                               ----------      ----------      ----------      ----------

                                               $     0.26      $     0.39      $    (3.88)     $     0.26
                                               ==========      ==========      ==========      ==========

In November 2005, the Compensation Committee of the Board of Directors of the Company approved the vesting of all outstanding and unvested options held by directors, officers and employees under American Biltrite's stock option plans. See Note N - Subsequent Event.

Note C - Inventories

Inventories at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                             September 30,      December 31,
                                                  2005              2004
                                             --------------    --------------

           Finished goods                          $55,226           $54,597
           Work-in-process                          11,140             9,207
           Raw materials and supplies               13,178            12,232
                                              -------------     -------------

                                                   $79,544           $76,036
                                              =============     =============

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

Note E - Accrued Expenses

Accrued Expenses at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                September 30,   December 31,
                                                     2005           2004
                                                -------------   ------------

       Accrued warranty, marketing and
         sales promotion                           $23,677          $24,260
       Employee compensation and
         related benefits                            9,479            9,138
       Interest                                        143              191
       Environmental matters                         1,000            1,000
       Royalties                                       675            1,118
       Taxes payable                                 2,511            3,709
       Other                                         6,760            9,189
                                                -----------     ------------

                                                   $44,245          $48,605
                                                ===========     ============

See Note G for Liabilities Subject to Compromise.

Note F - Other Liabilities

Other Liabilities at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                   September 30,    December 31,
                                                       2005            2004
                                                   -------------    ------------

       Pension benefits                               $ 2,701         $ 2,615
       Environmental remediation and non-
          asbestos product related liabilities          4,867           4,680
       Deferred income taxes                           16,559          16,531
       Other                                            1,455           1,411
                                                   -----------      ----------

                                                      $25,582         $25,237
                                                   ===========      ==========

See Note G for Liabilities Subject to Compromise.

Note G - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J to the Unaudited Consolidating Condensed Financial Statements), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on its consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and J to the Unaudited Consolidating Condensed Financial Statements for further discussion of Congoleum's asbestos liability. Liabilities subject to compromise for the Company on a consolidated basis were as follows (in thousands):

                                                     September 30,  December 31,
                                                          2005          2004
                                                     -------------  ------------
Current
   Other pre-petition payables and accrued interest       $ 21,377    $ 14,225
Non-current
   Debt (at face value)                                    100,000     100,000
   Pension liability                                        15,490      16,936
   Other post-retirement benefit obligation                  8,067       8,303
   Other pre-petition liabilities                           12,284      12,051
                                                     --------------  -----------
                                                           135,841     137,290
Elimination - Payable to American Biltrite                    (147)       (186)
                                                     --------------  -----------
                                                           135,694     137,104
                                                     --------------  -----------

Total liabilities subject to compromise                   $157,071    $151,329
                                                     ==============  ===========

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                                 Three Months Ended              Three Months Ended
                                                 September 30, 2005              September 30, 2004
                                             --------------------------      --------------------------
                                                                Other                           Other
                                              Pension         Benefits        Pension         Benefits
                                             ----------      ----------      ----------      ----------
Components of Net Periodic Benefit Cost:
   Service cost                              $      519      $       46      $      500      $       50
   Interest cost                                  1,446             130           1,402             140
   Expected return on plan assets                (1,370)             --          (1,210)             --
   Recognized net actuarial
     (gain) loss                                    (60)             15             (61)             11
   Amortization of transition
     obligation                                      (9)             --             (35)             --
   Amortization of prior service
     cost                                           255             (47)            349            (116)
                                             ----------      ----------      ----------      ----------

Net periodic benefit cost                    $      781      $      144      $      945      $       85
                                             ==========      ==========      ==========      ==========

                                                 Nine Months Ended               Nine Months Ended
                                                 September 30, 2005              September 30, 2004
                                             --------------------------      --------------------------
                                                                Other                           Other
                                              Pension         Benefits        Pension         Benefits
                                             ----------      ----------      ----------      ----------
Components of Net Periodic Benefit Cost:
   Service cost                              $    1,690      $      138      $    1,556      $      150
   Interest cost                                  4,334             390           4,206             420
   Expected return on plan assets                (3,908)             --          (3,636)             --
   Recognized net actuarial
     (gain) loss                                   (181)             45            (183)             33
   Amortization of transition
     obligation                                     (45)             --            (104)             --
   Amortization of prior service
     cost                                           976            (141)          1,098            (348)
                                             ----------      ----------      ----------      ----------

Net periodic benefit cost                    $    2,866      $      432      $    2,937      $      255
                                             ==========      ==========      ==========      ==========

The weighted average assumptions used to determine net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                   2005                         2004
                                       --------------------------    --------------------------
                                                         Other                        Other
                                          Pension       Benefits        Pension      Benefits
                                       -------------  -----------    -------------  -----------

Discount rate                          6.10% - 6.25%     6.25%       6.25% - 6.75%    6.25%
Expected long-term return on
   plan assets                         7.00% - 7.50%       --        7.00% - 7.50%      --
Rate of compensation increase          4.00% - 5.50%       --        4.00% - 5.50%      --

Note I - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum. Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's and Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in the financial statements for the estimated probable loss associated with all known general and environmental contingencies, including those related to Congoleum. While the Company believes these estimates of the future amount of these liabilities are reasonable, and that they will be paid over a period of three to ten years, the timing and amount of such payments may differ significantly from the Company's and Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on the Company's and Congoleum's costs, the Company is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to the Company's and Congoleum's customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company's consolidating balance sheet. Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability. However, since ABI includes Congoleum in ABI's financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in ABI's consolidating financial statements.

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,747 pending claims involving approximately 2,416 individuals as of September 30, 2005. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                                             Year Ended
                                  Nine Months Ended         December 31,
                                  September 30, 2005            2004
                                  ------------------        -------------

       Beginning claims                1,838                    1,954
       New claims                        524                      678
       Settlements                       (20)                     (20)
       Dismissals                       (595)                    (774)
                                     ----------             -------------

       Ending claims                   1,747                    1,838
                                     ==========             =============

The total indemnity costs incurred to settle claims during the nine months ended September 30, 2005 and twelve months ended December 31, 2004 were $1,138,000 and $1,320,000, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's applicable insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $1,913 for the nine months ended September 30, 2005 and $2,000 for the year ended December 31, 2004.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2004, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At September 30, 2005 and December 31, 2004, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2010 was $7.5 million to $19.4 million. The Company believes no amount within this range is more likely than any other, and accordingly has recorded the minimum liability estimate of $7.5 million in its consolidated financial statements. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $7.5 million at September 30, 2005 and December 31, 2004, which has been included in other assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Two insurance carriers account for 70% and 25%, respectively, of the $7.5 million deemed probable of recovery. The estimated liabilities and insurance recovery amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding the potential enactment of asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be significantly higher or lower than those projected or recorded.

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

The Company anticipates that resolution of its asbestos related liabilities resulting from Congoleum's reorganization plan will be limited to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its December 31, 2004 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to four sites located in three separate states. ABI also reported that it is potentially responsible for response and remediation costs with respect to three state-supervised sites located in two separate states. There have been no material developments relating to these sites during the three month period ended September 30, 2005.

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

In 2000, ABI and The Biltrite Corporation ("TBC") entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the Olin Site after January 1, 1999, plus pay an annual reimbursement of $100 thousand for Olin's internal costs as long as Olin is actively working on remediating the site. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the aggregate amounts due from ABI and TBC under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2005 will be approximately $6.4 million. For costs beyond 2005, ABI has estimated the range of total response costs for the site to be between $20.0 million and $59.0 million. As of September 30, 2005, ABI has estimated its potential liability to Olin to be in the range of $4.4 million to $13.8 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs but before any recoveries from insurance and TBC.

The State of Maine Department of Environmental Protection has put Miller Industries, Inc. ("Miller"), the present owner of a former ABI sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant are liable for costs to clean up the dumpsite ("Parcel A") and a second parcel of land ("Parcel B"), which is alleged to contain polychlorinated biphenyls ("PCB's") in the soil. The lawsuit, captioned Miller Industries, Inc. v. American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller is seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the "Maine Sites").

Prior to the commencement of the lawsuit by Miller, the Company had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs. The Company believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring for Parcel A will be between approximately $1.2 million and $2.9 million. Prior to the filing of the lawsuit, the Company was also in the process of reviewing the condition of Parcel B and its potential liability for its share of any clean-up costs. The Company cannot determine at this time the cost of site investigation, remediation, maintenance and monitoring for Parcel B. Furthermore, at this time, the Company is not able to determine what its potential liability will be with regard to the Maine Sites. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI for the Maine Sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA sites, the three state supervised sites, the Olin Site, and the Maine Sites. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with three of its insurance carriers whereby the carriers have reimbursed the Company $1.9 million for past and current environmental claims. One carrier has also agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $49,600 of which was reimbursed through September 30, 2005 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. ABI and its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites. As of September 30, 2005, the Company has accrued $5.9 million for ABI's estimable and probable amounts for environmental-related contingencies described above. The Company has also recorded a receivable of $2.2 million for ABI's estimable and probable recoveries for the contingencies described above.

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

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large, financially solvent entities. Two removal actions were substantially complete as of December 31, 1998, and a groundwater treatment system was installed thereafter. The EPA recently selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimated that future costs of the remedy recently selected by the EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or approximately $0.7 million. The majority of Congoleum's share of costs incurred to date has been paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and Congoleum.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.7 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.4 million was included in non-current liabilities subject to compromise as of September 30, 2005 and December 31, 2004.

At September 30, 2005 and December 31, 2004, Congoleum had recorded a total of $4.6 million for estimated environmental liabilities and $2.1 million for related insurance recoveries. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

Congoleum anticipates that these matters will be resolved over a period of years, and that after application of expected insurance recoveries, funding of the costs by Congoleum will not have a material adverse impact on Congoleum's liquidity or financial position. However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on the business, operations and financial position of Congoleum.

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

Note J - Congoleum Asbestos Liabilities and Reorganization

In early 2003, Congoleum announced a strategy for resolving current and future asbestos claims liability through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Later in 2003, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"). As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. Under the terms of the Sixth Plan, participants in the Claimant Agreement who vote in favor of the plan agree to forbear from exercising the security interest in and priority rights to distributions from the Collateral Trust. As discussed below, in September 2005 certain asbestos claimants indicated that they are not willing to agree to forbear from exercising their security interest as contemplated by the Sixth Plan. Congoleum is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the plan. Although the terms of any new amended plan have not been determined, Congoleum is negotiating amendments and modifications with reference to the terms of the Sixth Plan. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan.

The Claimant Agreement established a compensable disease valuation matrix (the "Matrix") and allowed claimants who qualified to participate in the Claimant Agreement (the "Qualifying Claimants") to settle their claims for the Matrix value, secured in part (75%) by a security interest in the collateral granted to the Collateral Trust. The Collateral Trust provides for distribution of trust assets according to various requirements that give priority (subject to aggregate distribution limits) to participating claimants who had pre-existing unfunded settlement agreements ("Pre-Existing Settlement Agreements") with Congoleum and participating claimants who qualified for payment under unfunded settlement agreements entered into by Congoleum with plaintiffs that had asbestos claims pending against Congoleum and which claims were scheduled for trial after the effective date of the Claimant Agreement but prior to the commencement of Congoleum's anticipated Chapter 11 reorganization case ("Trial-Listed Settlement Agreements").

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. Under the Sixth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Sixth Plan, which incorporates the forbearance discussed above.

In October 2003, Congoleum began soliciting acceptances for its proposed pre-packaged plan of reorganization and Congoleum received the votes necessary for acceptance of the plan in late December 2003. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.

In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan.

In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust.

In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan.

In October 2005, Congoleum sought and obtained an extension of the voting deadline to December 14, 2005 to allow time to address this issue. Congoleum is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the plan. The Bankruptcy Court has given Congoleum permission to file a new amended plan and disclosure statement to the court by December 2, 2005. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parities may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

There can be no assurance that Congoleum will finalize the terms of a new amended plan by that date, that Congoleum will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and may file objections to any new amended plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any new amended plan.

During 2005, Congoleum has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims, and is subject to the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion to reconsider the Bankruptcy Court's approval will be heard by the Bankruptcy Court on November 21, 2005. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest has paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan goes effective and the Bankruptcy Court approves the transfer of the funds. Court approval of these settlement agreements has been or may be appealed by other insurance carriers who are not party to the agreements, or by other parties. It also is possible that a settling insurer may argue that a new amended plan is not substantially similar to the Sixth Plan and therefore is relieved of its settlement obligation.

Although the terms of a new amended plan have not yet been determined, Congoleum is negotiating amendments and modifications with reference to the terms of the Sixth Plan. The following description of the Sixth Plan is provided to assist the reader in understanding the basis from which any further amended plan may be negotiated. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan or that Congoleum will reach agreement on a new amended plan on or before December 2, 2005. Congoleum expects that it will take until the second or third quarter of 2006 at the earliest to obtain confirmation of any new amended plan of reorganization.

Under the Sixth Plan and related documents, Congoleum's assignment of insurance recoveries to the Plan Trust is net of costs incurred by Congoleum in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 in excess of $6 million. Furthermore, once insurance recoveries exceed $375 million, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the first $6 million of such costs for which it could not presently seek reimbursement due to the above items of the Sixth Plan. Congoleum also paid $1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Under the Sixth Plan, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the $1.3 million claims processing fee once insurance recoveries exceed $375 million. There can be no assurance that any future plan will provide for Congoleum to recover any coverage litigation costs or claims processing fees.

In connection with modifications to the Sixth Plan and certain prior plans and to the Collateral Trust, Congoleum agreed to indemnify the Claimants Counsel and the trustee of the Collateral Trust for all acts relating to the modifications of such plan and the Collateral Trust made on or after April 1, 2005, including attorneys' fees, up to a maximum of $3 million.

The Sixth Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no property damage claims asserted against Congoleum at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in Congoleum's bankruptcy proceeding advised Congoleum that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. Congoleum objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand.

The Sixth Plan provides that Congoleum will issue a promissory note (the "Congoleum Note") to the Plan Trust. Under the terms of the Sixth Plan, the original principal amount of Congoleum Note will be $2,738,234.75 (the "Original Principal Amount") and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of Congoleum's common stock outstanding as of such date multiplied by the average of the closing trading prices of Congoleum's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date) exceeds the Original Principal Amount (the "Additional Principal Amount"), plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the Congoleum Note. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated during the 90 consecutive day trading period ended September 30, 2005, the resulting adjustment amount would be $14.9 million. Under the terms of the Sixth Plan, interest on the outstanding principal of the Congoleum Note will accrue at a rate of 9% per annum, with interest on the Original Principal Amount payable quarterly and interest on the Additional Principal Amount added to the Additional Principal Amount as additional principal. Upon the earlier of August 1, 2008 and the date that all of Congoleum's outstanding 8-5/8% Senior Notes due 2008 (the "Congoleum Senior Notes") are repaid in full, interest on the then outstanding Additional Principal Amount will become payable quarterly.

Under the terms of the Sixth Plan, all principal on the Congoleum Note then outstanding together with any accrued but unpaid interest will be payable in full on the tenth anniversary of the date of the Congoleum Note, subject to the right of the Plan Trust to accelerate all amounts then owed on the Congoleum Note following an uncured event of default under the Congoleum Note. Events of default under the Congoleum Note would include the failure to pay interest and principal prior to the expiration of a 10-day grace period following the applicable due date, the occurrence of an event of default under the indenture governing the Senior Notes, the breach by Congoleum of any covenant or agreement contained in the Congoleum Note which remains uncured 30 days following notice by the Plan Trust to Congoleum and its controlling shareholder, American Biltrite Inc. ("ABI"), of the breach and a material breach of the pledge agreement (the "ABI Pledge Agreement") by ABI (which agreement is discussed below) which remains uncured 30 days following notice by the Plan Trust to ABI and Congoleum of the breach. The terms of the Congoleum Note would provide that, upon the occurrence of an event of default under the Congoleum Note, Congoleum and ABI would have 10 days from the date they receive notice that an event of default has occurred to cure the event of default. If the event of default remains uncured after the 10-day cure period, the aggregate outstanding principal amount of the Congoleum Note together with any accrued but unpaid interest thereon would become immediately due and payable if the event of default relates to an uncured event of default under the indenture governing the Congoleum Senior Notes, and with regard to other events of default under the Congoleum Note, the Plan Trust may, upon notice to Congoleum and ABI, declare the aggregate outstanding principal amount of the Congoleum Note together with any accrued but unpaid interest thereon to be immediately due and payable. The Plan Trust's rights to payment under the Congoleum Note will be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Congoleum Senior Notes and Congoleum's credit facility, except that regularly scheduled interest payments under the Congoleum Note are expected to be payable by Congoleum so long as no default or event of default has occurred or is continuing under the indenture governing the Congoleum Senior Notes or Congoleum's credit facility.

The Sixth Plan contemplates that, pursuant to the ABI Pledge Agreement, ABI will pledge all of the shares of Congoleum's common stock that ABI owns, together with any other equity interests and rights ABI may own or hold in Congoleum, as of the date of the Congoleum Note, as collateral for Congoleum's obligations under the Congoleum Note. As additional security for the Congoleum Note, the ABI Pledge Agreement and the terms of the Sixth Plan provide that any amounts that Congoleum would be obligated to pay ABI pursuant to any rights of indemnity that ABI may have against the Plan Trust for asbestos-related claims pursuant to the Sixth Plan or a certain Joint Venture Agreement, entered into in 1992, to which both Congoleum and ABI are parties (as amended, the "Joint Venture Agreement"), will not be paid by the Plan Trust until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable by the Plan Trust to ABI would be set aside by the Plan Trust and held in escrow by the Plan Trust for ABI's benefit and pledged by ABI as additional collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to ABI, as further provided under the Sixth Plan, the Congoleum Note and the ABI Pledge Agreement.

The Congoleum Note, the ABI Pledge Agreement and the Sixth Plan also provide that Congoleum would be prohibited from making any payments to ABI pursuant to any rights of indemnity that ABI may have against Congoleum for claims pursuant to the Joint Venture Agreement until after any amounts due and payable to the Plan Trust under the Congoleum Note have been paid in full to the Plan Trust. Until such time, any such indemnity payments that would otherwise have been payable to ABI by Congoleum will be paid by Congoleum to the Plan Trust and the Plan Trust will set aside and hold in escrow such amounts for ABI's benefit and ABI will pledge such amounts as additional collateral securing Congoleum's obligations under the Congoleum Note until released from such escrow and paid to ABI, as further provided under the Sixth Plan, the Congoleum Note and the ABI Pledge Agreement.

Under the Sixth Plan, ABI would be permitted to prepay the principal amount of the Congoleum Note, in whole but not in part, without any penalty or premium at any time following the Principal Adjustment Date and any interest that may have accrued but not yet paid at the time of any principal repayment would be due and payable at the time of the principal repayment. Congoleum would be obligated to repay ABI for any amounts paid by ABI pursuant to the Congoleum Note, which repayment obligation would by evidenced by a promissory note or notes to be issued by Congoleum to ABI. Any such note would have similar payment terms as those expected to be afforded to the Plan Trust with regard to the Congoleum Note, which rights of repayment are expected to be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable to the Plan Trust with regard to the Congoleum Note and with regard to amounts owing and payable pursuant to the Congoleum Senior Notes and Congoleum's credit facility, except that the right of full subordination with regard to the Congoleum Senior Notes and Congoleum's credit facility would contain an exception that would allow Congoleum to make regularly scheduled interest payments to ABI pursuant to any such note so long as no default or event of default has occurred or is continuing under the indenture governing the Congoleum Senior Notes or Congoleum's credit facility.

The Sixth Plan also provides that if ABI prepays the Congoleum Note and ABI sells all or substantially all of the shares of Congoleum's stock that it holds as of the Principal Adjustment Date during the three-year period following such date, ABI would be obligated to make a contribution to the Plan Trust if the equity value of Congoleum implied by the price paid to ABI for the shares of Congoleum's stock exceeded the greater of $2,738,234.75 or 51% of Congoleum's market capitalization as of the Principal Adjustment Date (based upon (subject to certain exceptions) the total number of shares of Congoleum's common stock outstanding as of such date multiplied by the average of the closing trading prices of Congoleum's Class A common stock for the 90 consecutive trading days ending on the Principal Adjustment Date). In such instance, the Sixth Plan would obligate ABI to pay to the Plan Trust an amount equal to 50% of such excess amount. Under the terms of the Sixth Plan, Congoleum would be obligated to repay ABI for any amounts paid by ABI to the Plan Trust pursuant to this obligation. In satisfaction of this repayment obligation, Congoleum would issue a promissory note to ABI in a principal amount equal to the amount of any such payments made by ABI plus any accrued but unpaid interest or other amounts that may be added to such principal amount pursuant to the terms of the promissory note which would be subordinate and subject in right of payment to the prior payment in full of all amounts owing and payable pursuant to the Congoleum Senior Notes and Congoleum's credit facility, except that regularly scheduled interest payments could be paid on such note so long as no default or event of default has occurred or is continuing under the indenture governing the Congoleum Senior Notes or Congoleum's credit facility.

The Sixth Plan provides that the Plan Trust would be able to transfer the Congoleum Note, in whole but not in part, at any time following the Principal Adjustment Date. Upon any transfer of the Congoleum Note, the amounts pledged by ABI and held in escrow by the Plan Trust for ABI's benefit with regard to ABI's indemnity rights discussed above will be paid by the Plan Trust, first, to the Plan Trust in repayment of principal then outstanding on the Congoleum Note together with any accrued but unpaid interest thereon and, second, any amounts remaining would be distributed by the Plan Trust to ABI.

Under the Sixth Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust. Under the Sixth Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the Sixth Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

While Congoleum believes that it will be able to negotiate a new amended plan which is feasible and should be confirmed by the Bankruptcy Court, there are sufficient risks and uncertainties such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, including one or more notes expected to be contributed to the Plan Trust by Congoleum, are expected to be approximately $12.7 million at a minimum, not including any Additional Principal Amount arising from revaluation of the Congoleum Note, and could be materially higher. Congoleum is not yet able to determine the additional costs that may be required to effect a new amended plan and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher.

Based on the Sixth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $26 million in prior years and a further approximately $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline then assumed in the second quarter of 2005 for anticipated confirmation and based on the Sixth Plan. Congoleum is not yet able to determine the additional costs that may be required to effect a new amended plan and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing and obtaining approval of any new amended plan of reorganization could result in a proceeding that takes longer and is more costly than Congoleum has estimated. Congoleum may record significant additional charges should the minimum estimated cost increase.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                                 2005             2004          2005               2004
                                                ------           ------       --------            ------

Net income (loss)                               $1,008           $1,444       $(13,071)           $1,136

Foreign currency translation adjustments           151              827            429               419
Minimum pension liability adjustment                --               --             --               551
                                                ------           ------       --------            ------

Total comprehensive income (loss)               $1,159           $2,271       $(12,642)           $2,106
                                                ======           ======       ========            ======

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

Net sales by segment for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                       2005                2004               2005                2004
                                                    ---------           ---------           ---------           ---------
Net sales to external customers:
     Flooring products                              $  60,494           $  58,927           $ 176,232           $ 173,968
     Tape products                                     24,043              20,569              71,873              64,922
     Jewelry                                           16,907              22,714              46,583              53,587
     Canadian division                                 12,708              10,970              36,430              32,628
                                                    ---------           ---------           ---------           ---------
       Total net sales to external
         customers                                    114,152             113,180             331,118             325,105
Intersegment net sales:
     Flooring products                                     13                  --                  13                  69
     Tape products                                         23                  46                  81                  92
     Jewelry                                               --                  --                  --                  --
     Canadian division                                  1,309               1,728               4,114               4,628
                                                    ---------           ---------           ---------           ---------
       Total intersegment net
         sales                                          1,345               1,774               4,208               4,789
Reconciling items
Intersegment net sales                                 (1,345)             (1,774)             (4,208)             (4,789)
                                                    ---------           ---------           ---------           ---------

Total consolidated net sales                        $ 114,152           $ 113,180           $ 331,118           $ 325,105
                                                    =========           =========           =========           =========

Segment profit or loss is before income tax expense or benefit. Profit (loss) by segment for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                       2005               2004                2005               2004
                                                      -------            -------            --------            -------
Segment profit (loss)
     Flooring products                                $   325            $ 1,920            $(14,625)           $ 3,462
     Tape products                                        600                (57)              1,522               (144)
     Jewelry                                            1,531              2,700               1,859              3,505
     Canadian division                                   (445)              (255)             (1,042)            (1,398)
                                                      -------            -------            --------            -------
       Total segment profit (loss)                      2,011              4,308             (12,286)             5,425
Reconciling items
     Corporate expenses                                  (356)            (1,276)              1,396             (2,444)
     Intercompany profit (loss)                           (15)               (58)                 80                 33
                                                      -------            -------            --------            -------
       Total consolidated income
          (loss) before income
          taxes and other items                       $ 1,640            $ 2,974            $(10,810)           $ 3,014
                                                      =======            =======            ========            =======

Corporate expenses for the nine months ended September 30, 2005 include a gain of $2.3 million from the sale of a warehouse during the first quarter (see Note
D). The flooring products segment's loss for the nine months ended September 30, 2005 includes a $15.5 million charge recorded by Congoleum during the second quarter to increase its reserves for asbestos related reorganization costs (see Note J).

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                               September 30,    December 31,
                                                     2005           2004
                                               -------------   -------------
Segment assets
     Flooring products                         $     199,945   $     212,882
     Tape products                                    57,174          51,788
     Jewelry                                          39,106          37,158
     Canadian division                                38,285          39,953
                                               -------------   -------------
       Total segment assets                          334,510         341,781
Reconciling items
     Assets of discontinued operation                  3,184           2,952
     Corporate items                                  27,788          22,577
     Intersegment accounts receivable                (16,574)        (11,558)
     Intersegment profit in inventory                   (200)           (281)
     Intersegment other asset                           (147)           (186)
                                               -------------   -------------

       Total consolidated assets               $     348,562   $     355,285
                                               =============   =============

Note N - Subsequent Event

On November 10, 2005, the Compensation Committee of the Board of Directors of the Company approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, and 1999 Stock Option Plan for Non-Employee Directors. As a result of the acceleration of vesting, options to acquire 195,600 shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable in full. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123(R). The exercise prices of all of the unvested options were lower than the closing trading price of the Company's common stock on the modification date. Under the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the accelerated vesting resulted in a charge for stock-based compensation of approximately $23,000. The charge was recognized by the Company in November 2005. The Company's pro forma disclosure for 2005 will include the aggregate effect of the accelerated vesting of $799,000, as calculated under SFAS No. 123, Accounting for Stock-Based Compensation. The remaining unvested portion would have otherwise been recognized in the Company's consolidating statements of operations over the next four fiscal years, upon the adoption of SFAS No. 123(R) on January 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Company's (and its majority-owned subsidiary Congoleum Corporation's) expectations, as of the date of this report, of future events and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed elsewhere in this report, including in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results," in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and in the Company's other filings with the Securities and Exchange Commission.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan. In October 2005, Congoleum sought and obtained an extension of the voting deadline to December 14, 2005 to allow time to address this issue. Congoleum is presently in negotiations with these claimants, as well as other constituencies, to determine the modifications of the Sixth Plan and other steps that may be appropriate for the implementation of the Plan. The Bankruptcy Court has given Congoleum permission to file a new amended plan and disclosure statement by December 2, 2005. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parities may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

There can be no assurance that Congoleum will finalize the terms of a new amended plan by that date, that Congoleum will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and may file objections to any new amended plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any new amended plan.

Although the terms of a new amended plan have not been determined, Congoleum is negotiating amendments and modifications with reference to the terms of the Sixth Plan. Any descriptions of the Sixth Plan provided in this Quarterly Report on Form 10-Q are provided to assist the reader in understanding the basis from which any further amended plan may be negotiated. There can be no assurance that the terms of any new amended plan will not materially differ from the terms of the Sixth Plan or that Congoleum will reach agreement on a new amended plan on or before December 2, 2005. Congoleum expects that it will take until the second or third quarter of 2006 at the earliest to obtain confirmation of any new amended plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements of approximately $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. Under the terms of the Sixth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Sixth Plan. As a result of tabulating ballots on its fourth amended plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

Based on the Sixth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $26 million in prior years and a further approximately $15.5 million in the second quarter of 2005, to provide for the estimated minimum costs of completing its reorganization given the revised timeline then assumed in the second quarter of 2005 for anticipated confirmation and based on the Sixth Plan. Congoleum is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing and obtaining approval of any new amended plan of reorganization could result in a proceeding that takes longer and is more costly than Congoleum has estimated.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors That May Affect Future Results - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" for a discussion of certain factors that could cause actual results to differ from the Congoleum's goals for resolving its asbestos liability through a plan of reorganization.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.

Due to Congoleum's Chapter 11 proceedings and separate capital structure, the Company believes that presenting ABI and its non-debtor subsidiaries separately from Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations. ABI and its non-debtor subsidiaries are comprised of the Tape, Jewelry (comprised of the Company's majority-owned subsidiary, K&M Associates L.P.) and Canadian division segments as well as Corporate items and Janus. Congoleum is the flooring products segment.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

                                       Three Months Ended September 30               Nine Months Ended September 30
                                          2005                   2004                 2005                    2004
                                    ----------------------------------------   ------------------------------------------

Net sales                           $ 53,591             $  54,253             $ 154,695             $ 151,137
Cost of sales                         38,569                38,700               111,134               107,794
                                    --------             ---------             ---------             ---------
Gross profit                          15,022     28.0%      15,553     28.7%      43,561     28.2%      43,343      28.7%
Selling, general &
   administrative expenses            13,382     25.0%      13,561     25.0%      40,012     25.9%      41,205      27.3%
                                    --------             ---------             ---------             ---------
Operating income (loss)                1,640                 1,992                 3,549                 2,138

Interest expense, net                    571                   719                 1,937                 2,197
Other (income) expense, net             (261)                  168                (2,135)                  406
                                    --------             ---------             ---------             ---------
Income (loss) before taxes and
   other items                         1,330                 1,105                 3,747                  (465)
Provision for (benefit from)
   income taxes                          481                   574                 1,436                    11
Noncontrolling interests                 (71)                 (118)                 (632)                 (141)
                                    --------             ---------             ---------             ---------
Income (loss) from continuing
   operations                       $    778             $     413             $   1,679             $    (617)
                                    ========             =========             =========             =========

Net sales in the third quarter of 2005 were $53.6 million compared to $54.3 million in the third quarter of 2004, a decrease of $0.7 million or 1.2%. This decrease was due to lower net sales at K&M, partly offset by higher net sales at the Tape and Canadian divisions. K&M's sales declined $5.8 million (25.6%) due to back-to-school and children's product programs in 2004 which were not repeated in 2005 coupled with brand transitions by certain retailers which negatively affected sales. Tape and the Canadian divisions had increases in net sales of $3.4 million (16.7%) and $1.7 million (15.5%), respectively. The increase in net sales at the Tape division was mainly due to higher volume in paper, film and HVAC products, with higher pricing contributing $ 1.2 million to the increase. Canadian division net sales increased primarily due to higher sales of industrial rubber products. Net sales for the first nine months of 2005 increased $3.6 million (2.4%) to $154.7 million from $151.1 million for the first nine months of 2004. Tape and Canadian division net sales were higher by 10.7% and 11.1%, respectively, on higher volume and pricing, while K&M's net sales were 13.1% lower for the first nine months of this year versus last year principally due to lower sales to a major mass merchandiser.

Gross profit declined from 28.7% for the third quarter of 2004 to 28.0% for the third quarter of 2005. Gross profit at the Tape division improved by 1.3 points as a result of additional sales volume, better manufacturing performance, and sales price increases, which helped offset increases in raw material costs. Gross profit at the Canadian division declined by 3.8 points because of higher raw material costs. Gross profit at K&M improved by 2.6 points as a result of lower costs for inventory losses and fixtures. Gross profit for the nine months ended September 30, 2005 was 28.2% compared to 28.7% for the first nine months of 2004. Tape division gross profit was higher (1.8 points) for the nine months compared to the prior year as a result of increased volume and pricing which helped offset higher raw material costs. The gross profit percentage for the Canadian division for the first nine months of 2005 declined 1.4 points versus the first nine months of 2004 due to higher raw material costs. Gross profit for K&M decreased by 1.3 points for the nine month period as a result of higher provisions for markdowns and returns in the second quarter of 2005

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended September 30, 2005 and 2004 would have been 27.6% and 28.2%, respectively. The gross profit margins for the nine months ended September 30, 2005 and 2004 would have been 27.8% and 28.2%, respectively.

Selling, general and administrative ("SG&A") expenses in the third quarter of 2005 decreased by $179 thousand compared to the third quarter of 2004. The decrease in expense was primarily due to lower legal and professional fees, partly offset by higher selling expenses and freight costs. As a percentage of net sales, SG&A was 25.0% of sales in both periods. SG&A expenses for the nine months ended September 30, 2005 were $40.0 million (25.9% of net sales) versus $41.2 million (27.3% of net sales) for the first nine months of 2004. The decrease in expense is primarily due to lower payroll costs at K&M and lower professional fees.

Interest expense for the third quarter and first nine months of 2005 declined versus the same prior year periods, reflecting a lower average interest rate under the Company's Note Agreements.

Other income was $261 thousand in the third quarter of 2005 compared to other expense of $168 thousand in the third quarter of 2004 primarily due to more favorable currency translation. Other income for the nine months ended September 30, 2005 includes a gain of $2.3 million recognized on the sale of a warehouse. The impact of this sale on the Company's net income after taxes and non-controlling interest was $887 thousand, or $0.26 per share.

The effective tax rate was 38% for the first nine months of 2005, and the full year rate is expected to be comparable. The effective tax rate for the first nine months of 2004 was not meaningful.

Income from continuing operations in the third quarter of 2005 was $778 thousand compared to $413 thousand in the corresponding prior year period. For the nine months ended September 30, 2005, income from continuing operations was $1.7 million compared to a loss of $617 thousand for the same period last year. Excluding the net impact of the sale of the warehouse, the income from continuing operations for the first nine months of 2005 was approximately $600 thousand.

Congoleum

                              Three Months Ended September 30        Nine Months Ended September 30
                               2005               2004                2005                   2004
                             ---------------------------------   -------------------------------------

Net sales                    $60,507           $58,871           $ 176,245            $173,822
                             -------           -------           ---------            --------
Cost of sales                 47,270            41,812             135,577             126,326
                             -------           -------           ---------            --------
Gross profit                  13,237   21.9%    17,059   29.0%      40,668    23.1%     47,496   27.3%
Selling, general &
   administrative expenses    10,556   17.4%    12,959   22.0%      48,416    27.5%     37,961   21.8%
                             -------           -------           ---------            --------
Operating income (loss)        2,681             4,100              (7,748)              9,535

Interest expense, net          2,579             2,391               7,515               6,950
Other income, net                223               212                 638                 877
VIncome (loss) before taxes       325             1,921             (14,625)              3,462
Provision for income taxes        --               768                  --               1,384
                             -------           -------           ---------            --------

Net income (loss)            $   325           $ 1,153           $ (14,625)           $  2,078
                             =======           =======           =========            ========

Net sales for the quarter ended September 30, 2005 were $60.5 million as compared to $58.9 million for the quarter ended September 30, 2004, an increase of $1.6 million or 2.7%. The increase resulted primarily from the impact of higher sales to the manufactured housing industry reflecting hurricane-related orders for both mobile homes and RV trailers (up 17.5%) and the impact of price increases taken in late 2004 and early 2005 (up 5.5%) partially offset by lower sales of residential products (down 3.0%), the reduction in inventory by a major customer during the quarter (down 3.0%) and lower sales of do-it-yourself tile to mass merchandisers (down 33%). Net sales for the nine months ended September 30, 2005 totaled $176.2 million as compared to $173.8 million for the same period in the prior year, an increase of $2.4 million or 1.4%. The increase reflects higher sales to the manufactured housing category (up 12.0%) and the impact of selling price increases instituted in late 2004 and 2005 (up 7%) partially offset by lower sales of do-it-yourself tile to the mass merchandiser category (down 36%) and sales of residential products (down 6.0%)

Gross profit for the quarter ended September 30, 2005 totaled $13.2 million, or 21.9% of net sales, compared to $17.1 million, or 29.0% of net sales, for the same period last year. The major factor leading to the deterioration in gross margin percent was the sharp rise in raw material costs experienced during the second half of 2004 and ongoing through 2005, which reduced margins by 7.5 percentage points of net sales, coupled with a poorer sales mix (3.5 percentage points of net sales) and the unfavorable absorption impact of lower production volumes (1.5 percentage points of net sales). This was partially mitigated by the 5.5 percentage point increase in selling prices. Gross profit for the nine months ended September 30, 2005 was $40.7 million or 23.1% of net sales, compared to $47.5 million, or 27.3% of net sales for the same period in the prior year. The lower gross profit dollars and margin percent reflect higher raw material costs (9 percentage points of net sales) and the unfavorable absorption impact of lower production volumes (2.5 percentage points of net sales) partially offset by higher selling prices (7.0 percentage points of net sales). Raw material costs are expected to remain high in 2005 and until additional capacity becomes available.

Selling, general and administrative expenses were $10.6 million for the quarter ended September 30, 2005 as compared to $13.0 million for the quarter ended September 30, 2004, a decrease of $2.4 million. The decrease in expenses reflects lower sales support and merchandising expenses of $1.1 million, lower incentive compensation related expenses of $0.6 million and lower insurance costs of $0.5 million. As a percent of net sales, selling, general and administrative costs were 17.4% for the quarter ended September 30, 2005 compared to 22.0% for the same period last year. Selling, general and administrative expenses for the nine months ended September 30, 2005 totaled $48.4 or 27.5% of sales as compared to $38.0 million or 21.8% for the same period last year. The increase in expenses reflects a $15.5 million charge taken during the second quarter of 2005 for reorganization expenses partially offset by the factors outlined for the third quarter of 2005.

Income from operations was $2.7 million for the quarter ended September 30, 2005 compared to income of $4.1 million for the quarter ended September 30, 2004. The reduction in operating income was a result of the lower gross margin dollars partially offset by lower operating expenses. For the nine months ended September 30, 2005, loss from operations totaled $7.7 million as compared to income from operations of $9.5 million for the same period in the prior year. The decline in income from operations reflected the impact of the reorganization charge and higher raw material costs.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased $1.7 million in the first nine months of 2005 to $3.3 million. Net earnings, short term borrowings, and proceeds from the sale of a warehouse provided cash that was used to fund seasonal working capital increases, capital expenditures, and payments on long-term debt. Working capital at September 30, 2005 was $20.0 million, up from $16.2 million at December 31, 2004. The ratio of current assets to current liabilities at September 30, 2005 was 1.32 compared to 1.27 at December 31, 2004, consistent with the increased amount of working capital at September 30, 2005.

Capital expenditures in the first nine months of 2005 were $1.8 million compared to $1.7 million for the first nine months of 2004. It is anticipated that capital spending for the full year 2005 will be between $3 million and $4 million.

During the first quarter, the Company sold a warehouse for $2.5 million, resulting in net cash proceeds of $2.3 million. The warehouse was owned by Tullahoma Properties L.L.C., a subsidiary in which the Company owns a 62.5% interest.

The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of three to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that any such costs could be passed along to its customers.

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Fleet National Bank, a Bank of America company ("Fleet"), and Bank of America National Association acting through its Canada branch (the "Canadian Lender"). The Credit Facility provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with a revolving credit facility of up to $20 million and a $12 million borrowing sublimit for AB Canada. The amount of domestic borrowings available from time to time under the Credit Facility for the Company may not exceed the lesser of (a) $20 million less the then outstanding amount of borrowings by AB Canada under the Canadian sublimit facility and (b) the applicable borrowing base. The formula used for determining the borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Note Agreement (as defined below). American Biltrite Inc. and K&M Associates L.P. may also obtain letters of credit in an aggregate amount at any time outstanding of up to $4 million, subject to the Credit Facility's maximum borrowing availability limit discussed above.

Interest is payable quarterly on domestic revolving loans borrowed by American Biltrite Inc. and K&M Associates L.P. under the Credit Facility periodically at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, (b) if a fixed rate is in effect, at a rate between the fixed rate plus 1.0% to a fixed rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, and (c) for loans not based on a LIBOR or fixed rate, the higher of Fleet's applicable prime rate and 0.50% plus the federal funds rate, as determined under the Credit Facility. Under the Credit Facility, the Company may generally determine whether interest on domestic revolving loans will be calculated based on a LIBOR based rate, and if Fleet elects to make a fixed rate option available, whether interest on revolving loans will be calculated based on a fixed rate.

The amount of borrowings available from time to time for AB Canada under the Canadian sublimit facility under the Credit Facility is limited to the lesser of
(a) $12 million, (b) AB Canada's borrowing base amount, which is based upon a percentage of AB Canada's accounts receivable, inventory and fixed assets, and
(c) $20 million less the amount of domestic borrowings outstanding under the Credit Facility on behalf the Company and K&M Associates L.P. The Canadian sublimit facility also allows AB Canada to obtain letters of credit in an aggregate amount at any time outstanding of up to $1 million, subject to the Canadian sublimit facility's maximum borrowing availability limit discussed above. AB Canada may borrow amounts under the Canadian sublimit facility in United States or Canadian dollar denominations; however, solely for purposes of determining amounts outstanding and borrowing availability under the Credit Facility, all Canadian dollar denominated amounts will be converted into United States dollars in the manner provided in the Credit Facility.

Interest is payable quarterly on revolving loans under the Canadian sublimit facility periodically at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (b) if a LIBOR based rate is not in effect, for outstanding revolving loans denominated in Canadian dollars, the higher of 0.50% plus the applicable 30-day average bankers' acceptance rate as quoted on Reuters CDOR page and the Canadian Lender's applicable prime rate for loans made in Canadian dollars to Canadian customers, and for outstanding revolving loans denominated in United States dollars, the higher of 0.50% plus the federal funds rate as calculated under the Credit Agreement and the applicable rate announced by the Canadian Lender as its reference rate for commercial loans denominated in United States dollars made to a person in Canada. Under the Credit Agreement, AB Canada may generally determine whether interest on revolving loans will be calculated based on a LIBOR based rate.

The Credit Facility expires on September 30, 2006.

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Notes"). The Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. During 2004 and for the first quarter of 2005, the Company was obligated to pay the full 2% of that fee. For the second quarter of 2005, the fee was 1%, and for the third quarter of 2005 it was 0.5%. Principal on the Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006.

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

Pursuant to the Credit Facility and the Note Agreement, the Company and certain of its subsidiaries granted Fleet, the Canadian Lenders and Prudential a security interest in most of the Company's and its subsidiaries' assets. The security interest granted does not include the shares of capital stock of the Company's majority-owned subsidiary Congoleum Corporation or the assets of Congoleum Corporation. In addition, pursuant to the Credit Facility and the Note Agreement, certain of the Company's subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Facility and the Note Agreement.

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

On May 20, 2005, the Company entered into amendments and restatements of its Credit Facility and Note Agreement. The amendment to the Credit Facility extended the maturity date of the Credit Facility to September 30, 2006, added the Pro Forma Financial Covenant and added the $12 million Canadian sublimit facility for AB Canada. Pursuant to the amended Credit Facility, AB Canada granted a security interest in all of its personal property to the Canadian Lender. During the second quarter of 2005, AB Canada repaid all amounts outstanding under its previous credit agreement with another lender from the proceeds of borrowings under the Credit Facility.

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

Certain events of default under the Credit Facility, such as defaults resulting from certain bankruptcy, insolvency and receivership matters of the Company or certain of its subsidiaries (not including Congoleum) automatically terminate Fleet's and the Canadian Lender's obligations to make borrowings available under the Credit Facility and causes all amounts outstanding under the Credit Facility to become immediately due and payable. With respect to all other events of default under the Credit Facility, Fleet and the Canadian Lender may terminate their obligations to make borrowings available under the Credit Facility and cause all amounts outstanding under the Credit Facility to become immediately due and payable.

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

Congoleum is presently in negotiations with asbestos claimants, as well as other constituencies, to determine the modifications of its Sixth Plan of reorganization and other steps that may be appropriate for the implementation of a plan. The Bankruptcy Court has given Congoleum permission to file a new amended plan and disclosure statement by December 2, 2005. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

Although the terms of a new amended plan have not been determined, Congoleum is negotiating amendments and modifications with reference to the terms of the Sixth Plan. Any descriptions of the Sixth Plan provided in this discussion are provided to assist the reader in understanding the basis from which any further amended plan may be negotiated. There can be no assurance that terms of any new amended plan will not materially differ from the terms of the Sixth Plan, including terms governing ABI's rights, obligations, and contribution.

Under the Sixth Plan, it is expected that certain rights that the Company may have to receive indemnification for claims under the Sixth Plan or the joint venture agreement relating to the contribution by ABI to Congoleum in 1993 of the Company's tile division (the "Joint Venture Agreement"), subject to certain exceptions, will not be paid to the Company for so long as any obligations owed to the Plan Trust under the promissory note expected to be contributed by Congoleum to the Plan Trust remain outstanding. Instead, those amounts will be held in escrow by the Plan Trust and be pledged by the Company as collateral securing Congoleum's obligations under that promissory note until released from such escrow and paid to the Company pursuant to the terms of the Sixth Plan, the promissory note and the pledge agreement expected to be entered into by the Company with regard to the collateral expected to be pledged by the Company to secure Congoleum's obligations under the promissory note. To the extent the amounts that are subject to that escrow are material, that could have a material adverse effect on the Company's liquidity and capital resources since those escrowed amounts represent amounts that would have already been paid by the Company but not yet reimbursed to the Company to the extent they remain in escrow.

Pursuant to the terms of the Sixth Plan, ABI will also pledge the shares of Congoleum stock it owns as collateral securing Congoleum's obligations under that promissory note expected to be contributed by Congoleum to the Plan Trust. The original principal amount of that note is expected to be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization (the "Principal Adjustment Date") in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization, based on the average closing prices of Congoleum's Class A common stock over that 90 trading day period, exceeds approximately $2.7 million. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated based on the excess of 51% of the equity value of Congoleum over $2.7 million during the 90 consecutive trading day period ended September 30, 2005, the resulting adjustment amount would be approximately $14.9 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, it is expected that the terms of the note will require Congoleum to make regularly scheduled interest payments prior to the note's maturity date. Any default by Congoleum under that note could have a material adverse effect on the Company's liquidity and capital resources.

The Sixth Plan also provides for a possible additional contribution by ABI to the Plan Trust in the event ABI sells its interest in Congoleum during the three-year period beginning on the Principal Adjustment Date. The expected amount of any additional contribution by ABI would be equal to 50% of any amount by which 51% of the equity value of Congoleum implied by ABI's sale of its interest in Congoleum exceeds the aggregate principal amount of the note contributed by Congoleum to the Plan Trust outstanding as of the Principal Adjustment Date, after taking into account any increase in the principal amount of that note as of the Principal Adjustment Date.

In addition, the terms of the Sixth Plan provide that the Company will no longer have certain other rights to receive indemnification under the Joint Venture Agreement or the Sixth Plan for asbestos-related property damage claims. To the extent that the Company pays material amounts for asbestos-related property damage claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of the Sixth Plan, that could have a material adverse effect on the Company's liquidity and capital resources. Furthermore, to the extent that the amount of any of the Company's indemnity claims against the Plan Trust are reduced pursuant to the distribution procedures under the Sixth Plan to an amount less than the corresponding amount paid by the Company, that could have a material adverse effect on the Company's liquidity and capital resources.

In addition, under the terms of the Sixth Plan, ABI expects to contribute $250 thousand in cash to the Plan Trust upon confirmation of Congoleum's plan of reorganization.

At September 30, 2005, $9.0 million was outstanding under revolving credit lines and $0.8 million was outstanding under letters of credit. An additional $10.2 million was available for borrowing by the Company under the Credit Facility. The Company believes that its cash flow from operations, expected proceeds from the sale of the Janus Flooring assets and borrowings available under the Credit Facility will be adequate for its expected capital expenditure, working capital, and debt service needs, subject to compliance with the covenants contained in its debt agreements referred to above and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on September 30, 2006 on satisfactory terms.

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

Congoleum

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes A and J of the Notes to the Unaudited Consolidating Condensed Financial Statements, which are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum's bankruptcy proceedings. These matters will have a material adverse impact on liquidity and capital resources. During the third quarter of 2005, Congoleum paid $7.9 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies, bringing the total year to date spending in connection with these matters to $20.8 million. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At September 30, 2005, Congoleum had $11.6 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when the trust receives funds from insurance settlements or other sources and whether the insurance proceeds exceed $375 million, which is the required threshold for reimbursement of the first $7.3 million spent by Congoleum relating to these reimbursable costs and expenses. Congoleum believes this threshold will eventually be met, although there can be no assurances to that effect. Congoleum expects to spend a further $12.7 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $8.7 million insurance settlement being held as restricted cash). It also expects to spend a further $11.6 million at a minimum in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. Congoleum currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court. Required expenditures could be materially higher than these estimates.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making the interest payments on its outstanding 8 5/8% Senior Notes due 2008 (the "Senior Notes") since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes during this period is approximately $18.6 million, including interest on the unpaid interest due. Pursuant to the terms of the Sixth Plan, payment of such accrued interest would be required for such plan to go effective.

While Congoleum is not yet able to determine the effect, if any, that the terms of any new amended plan of reorganization may have on its liquidity and capital resources, it is Congoleum's intent to seek plan terms that would not have a materially different impact on its liquidity and capital resources than the terms of the Sixth Plan, although there can be no assurances to that effect. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

As part of the Sixth Plan, Congoleum expects that it will issue a promissory note (the "Congoleum Note") to the Plan Trust. Under the terms of the Sixth Plan, the original principal amount of Congoleum Note will be approximately $2.7 million and will be subject to increase as of the last trading day of the 90 consecutive trading day period commencing on the first anniversary of the effective date of Congoleum's plan of reorganization in an amount equal to the excess, if any, of the amount by which 51% of Congoleum's market capitalization as of that date exceeds approximately $2.7 million, as determined in accordance with the terms of the Sixth Plan. This adjustment amount could result in the principal amount of the note increasing materially. For example, if the adjustment amount were calculated for the period ended September 30, 2005, the resulting adjustment amount would be $14.9 million. Although the scheduled repayment date for this note does not occur until its tenth anniversary of issuance, this debt may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the Note will require Congoleum to make regularly scheduled interest payments prior to such note's maturity date.

The Sixth Plan would obligate Congoleum, together with the Plan Trust, to indemnify certain asbestos claimant representatives for all costs and liabilities (including attorneys' fees) relating to the negotiation of the modification of the Sixth Plan and certain prior proposed plans and the collateral trust made on or after April 1, 2005. Congoleum's indemnification obligations in this regard are capped under the Sixth Plan and Plan Trust agreement at $3.0 million. In addition, the Sixth Plan would further obligate Congoleum to fund any actual costs in excess of $2.0 million incurred by such asbestos claimant representatives in connection with the confirmation of the Sixth Plan, subject to Bankruptcy Court approval of those costs.

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2005, were $17.7 million, a decrease of $12.1 million from December 31, 2004. Net cash used by operations during the first nine months of 2005 was $10.1 million, as compared to $31.0 million of cash provided by operations in the first nine months of 2004. The increase in cash used by operations in the first nine months of 2005 versus the first nine months of 2004 was primarily due to higher receivables, higher asbestos related payments, higher payments of accrued liabilities, and lower accounts payable. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.6 million and $1.2 million at September 30, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, $8.7 million of a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at September 30, 2005. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust upon confirmation of its plan of reorganization. Working capital was $23.8 million at September 30, 2005, down from $35.3 million at December 31, 2004. The ratio of current assets to current liabilities at September 30, 2005 was 1.3 versus 1.4 at December 31, 2004.

Capital expenditures for the nine months ended September 30, 2005 totaled $3.6 million. Congoleum is currently planning capital expenditures of approximately $5.5 million in 2005 and between $6 million and $7 million in 2006, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on

December 31, 2005 with borrowings up to $30.0 million. A further amendment extending the term to December 31, 2006 has been executed and is subject to Bankruptcy Court approval. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at September 30, 2005. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2005, based on the level of receivables and inventory, $27.0 million was available under the facility, of which $4.4 million was utilized for outstanding letters of credit and $12.6 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation of any new amended plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to that facility's expiration.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Although Congoleum did not generate net cash from operations in the first nine months of 2005, Congoleum anticipates that it will generate net cash from operations during the balance of 2005. Congoleum believes that net cash provided by operating activities and borrowings under its financing agreement will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future, plus its current estimates for costs to settle and resolve its asbestos liabilities through its Sixth Plan. Congoleum's inability to obtain confirmation of an amended plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements. Congoleum also anticipates it will be able to obtain suitable exit financing upon confirmation of an amended plan although there can be no assurance that such financing will be obtained. Such financing will be required to replace its debtor-in-possession credit facility and permit Congoleum to pay accrued interest on its Senior Notes and other obligations needed to be satisfied in connection with the confirmation of an amended plan of reorganization. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of an amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, the contemplated exit financing, when combined with net cash provided from operating activities, may not provide sufficient funds and Congoleum may not be able to obtain confirmation of and go effective with an amended plan of reorganization.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note I to the Unaudited

Consolidating Condensed Financial Statements). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Risk Factors That May Affect Future Results

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes A, I and J of the Notes to Unaudited Consolidating Condensed Financial Statements, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company and its majority-owned subsidiary Congoleum have significant liability and funding exposure for asbestos claims. Congoleum has entered into settlement agreements with various asbestos claimants totaling at least $491 million and is aware of additional unsettled claims with a proposed settlement value of approximately $512 million. Satisfaction of this obligation pursuant to the terms of an amended plan of reorganization is dependent on, among other things, a determination by the Bankruptcy Court that the plan has satisfied certain criteria under the Bankruptcy Code, among other things.

There can be no assurance that Congoleum will finalize the terms of a new amended plan by December 2, 2005, the current deadline for Congoleum to submit a new amended plan and disclosure statement, that Congoleum will receive the acceptances necessary for confirmation of a new amended plan of reorganization, that a new amended plan will not be modified further, that a new amended plan will receive necessary court approvals from the Bankruptcy Court or the Federal

District Court, or that such approvals will be received in a timely fashion, that a new amended plan will be confirmed, or that a new amended plan, if confirmed, will become effective. On November 7, 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. The Bankruptcy Court ruled that other parties may file proposed reorganization plans by December 2, 2005. It is unclear whether any person other than Congoleum will attempt to propose a plan or what any such plan would provide or propose.

A new amended plan of reorganization and any alternative plan of reorganization pursued by Congoleum or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the terms of the Sixth Plan. Furthermore, the estimated costs and contributions to effect an amended plan of reorganization or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of a plan of reorganization will depend on Congoleum obtaining exit financing to provide it with sufficient liquidity to pay accrued interest and other obligations upon the plan going effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of an amended plan of reorganization or in connection with the insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds are not available at confirmation to reimburse coverage litigation costs as expected, Congoleum may be unable to obtain sufficient exit financing, when combined with net cash provided from operating activities, to provide Congoleum with sufficient funds for its operations and Congoleum may not be able to obtain confirmation and effectiveness of an amended plan of reorganization.

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

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for its asbestos liabilities for the foreseeable future. If, however, it were not able to receive such coverage from its insurers for the Company's asbestos liabilities and expenses that would likely have a material adverse effect on the Company's business, results of operations and financial position.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's goals for resolving asbestos liability include:
(i) the future cost and timing of estimated asbestos liabilities and payments;
(ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for Congoleum and American Biltrite Inc. for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under the proposed Congoleum reorganization plan, which certain insurers have objected to in Bankruptcy Court and are litigating in New Jersey State Court; (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum;
(iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge; (v) satisfaction of the conditions and obligations under American Biltrite Inc.'s and Congoleum's respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit Congoleum and American Biltrite Inc. to satisfy their obligations under Congoleum's plan of reorganization and to make certain financial covenants in those debt instruments less restrictive; (vi) the response from time to time of American Biltrite Inc.'s and Congoleum's lenders, customers, suppliers and other constituencies to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability; (vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms; (viii) timely obtaining sufficient creditor and court approval of any reorganization plan; (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey State Court involving

Congoleum and certain insurers; (x) the extent to which Congoleum is able to obtain reimbursement for costs it incurs in connection with the insurance coverage litigation; and (xi) compliance with the Bankruptcy Code, including
Section 524(g). In addition, in view of American Biltrite Inc.'s relationships with Congoleum, American Biltrite Inc. could be affected by Congoleum's negotiations regarding its pursuit of a plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of its anticipated Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite Inc.'s business, results of operations or financial condition.

In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, the Company does not know the effects that any such legislation, if adopted, may have upon its or Congoleum's businesses, results of operations or financial conditions, or upon any plan that may be proposed in the future. To date, Congoleum has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed Chapter 11 plan of reorganization. To the extent any federal legislation is enacted, which does not credit Congoleum for amounts paid by Congoleum pursuant to its plan of reorganization or requires the Company or Congoleum to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company's or Congoleum's businesses, results of operations and financial conditions.

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

The Credit Facility expires on September 30, 2006. Although the Company expects that the Credit Facility will be extended or replaced by that date, there can be no assurances in this regard. If the Company has outstanding borrowings under the Credit Facility at that date and the Credit Facility's term has not been extended beyond that date, such failure would result in a breach of the Note Agreement, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company (including its majority-owned subsidiary Congoleum) generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of their raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, in part due to a fire at a large resin plant in 2004. Although the Company and Congoleum have not experienced any significant difficulties obtaining specialty resin, there can be no assurances that they may not have difficulty in the future, particularly if global supply conditions deteriorate. Raw material prices in 2004 increased significantly and are expected to remain high in 2005 and until additional capacity becomes available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on their investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. If market interest rates were to increase by 10% from levels at December 31, 2004 and September 30, 2005, the fair value of our investments as of each such respective date would decline by an immaterial amount. The carrying amount of these investments approximates fair value due to the short-term maturities. The substantial majority of the Company's outstanding consolidated long-term debt as of December 31, 2004 and September 30, 2005 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

The Company operates internationally, principally in Canada, Europe, Asia and Central America, giving rise to exposure to market risks from changes in foreign exchange rates. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. For foreign currency exposures existing at December 31, 2004 and September 30, 2005, a 10% unfavorable movement in currency exchange rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as of each respective date.

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

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, and August 1, 2005 on the Senior Notes. As of September 30, 2005, the aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $17.3 million, and the aggregate outstanding principal amount of the Senior Notes is approximately $100 million. These amounts, plus approximately $1.4 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, August 1, 2004, February 1, 2005 and August 1, 2005 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidating balance sheet included in this report.

Item 5. Other Information

On November 10, 2005, the Compensation Committee of the Board of Directors of the Company approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (the "1993 Plan"), and 1999 Stock Option Plan for Non-Employee Directors (the "1999 Plan"). As a result of the acceleration of vesting, options to acquire 195,600 shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable in full. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The exercise prices of all of the unvested options were lower than the closing trading price of the Company's common stock on the modification date. Under the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the accelerated vesting resulted in a charge for stock-based compensation of approximately $23,000. The charge was recognized by the Company in November 2005. The Company's pro forma disclosure for 2005 will include the aggregate effect of the accelerated vesting of $799,000, as calculated under SFAS No. 123, Accounting for Stock-Based Compensation. The remaining unvested portion would have otherwise been recognized in the Company's consolidating statements of operations over the next four fiscal years, upon the adoption of SFAS No. 123(R) on January 1, 2006.

Attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q is a form of stock option agreement in connection with the 1993 Plan. A copy of the 1993 Plan was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which report was filed with the Securities and Exchange Commission on March 27, 1997.

Attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q is a form of stock option agreement in connection with the 1999 Plan. A copy of the 1999 Plan was previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, which report was filed with the Securities and Exchange Commission on August 12, 1999.

Pursuant to the terms of the 1999 Plan, options to purchase 500 shares of the Company's common stock at an exercise price of $9.30 per share were granted on July 1, 2005 to each of the Company's non-employee directors, Leo R. Breitman, Gilbert K. Gailius, John C. Garrels III, Frederick H. Joseph, Mark N. Kaplan, James S. Marcus, Natalie S. Marcus and Kenneth I. Watchmaker. Pursuant to the terms of the 1999 Plan and the related stock option agreements, each of those options were scheduled to vest and become fully exercisable on January 1, 2006; however, as a result of the Compensation Committee's decision on November 10, 2005 to accelerate the vesting of all the then outstanding options to purchase the Company's common stock granted under the 1993 Plan and the 1999 Plan, those options became fully vested and exercisable as of that date.

Item 6.  Exhibits

Exhibit No.                     Description

3.1      I                      Restated Certificate of Incorporation

3.2      II                     By-Laws, amended and restated as of September
                                11, 2004

10.1 Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997

10.2 Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.                     Description

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002

99.1  III                       Sixth Modified Joint Plan of Reorganization
                                Under Chapter 11 of the Bankruptcy Code of
                                Congoleum Corporation, et al., dated as of July
                                22, 2005

99.2  III                       Proposed Disclosure Statement with respect to
                                the Sixth Modified Joint Plan of Reorganization
                                Under Chapter 11 of the Bankruptcy Code of
                                Congoleum Corporation, et al., dated as of July
                                22, 2005

99.3  IV                        Amendment, dated July 29, 2005, to the
                                Confidential Settlement Agreement and Release, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

99.4 Settlement Agreement and Release dated August 3, 2005 by, between and among Congoleum Corporation and Federal Insurance Company

99.5 Confidential Settlement Agreement and Release dated September 30, 2005 among Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company

---------------------------

       I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

      II Incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K filed for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

     III Incorporated by reference to the exhibits of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005

      IV Incorporated by reference to the exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the Securities and Exchange Commission on August 15, 2005

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN BILTRITE INC.
                                                (Registrant)


Date:  November 14, 2005                    BY: /s/ Howard N. Feist III
                                                --------------------------
                                                Howard N. Feist III
                                                Vice President-Finance
                                                (Duly Authorized Officer and
                                                Principal Financial and Chief
                                                Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.              Description

3.1      I               Restated Certificate of Incorporation

3.2      II              By-Laws, amended and restated as of September 11,
                         2004

10.1 Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997

10.2 Form of Stock Option Agreement for American Biltrite Inc. 1999 Stock Option Plan for
                         Non-Employee Directors

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

99.1  III                Sixth Modified Joint Plan of Reorganization Under
                         Chapter 11 of the Bankruptcy Code of Congoleum
                         Corporation, et al., dated as of July 22, 2005

99.2  III                Proposed Disclosure Statement with respect to the
                         Sixth Modified Joint Plan of Reorganization Under
                         Chapter 11 of the Bankruptcy Code of Congoleum
                         Corporation, et al., dated as of July 22, 2005

Exhibit No.              Description

99.3.  IV                Amendment, dated July 29, 2005, to the
                         Confidential Settlement Agreement and Release, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

99.4 Settlement Agreement and Release dated August 3, 2005 by, between and among Congoleum Corporation and Federal Insurance Company

99.5 Confidential Settlement Agreement and Release dated September 30, 2005 among Congoleum
                         Corporation, the Plan Trust and Mt. McKinley
                         Insurance Company and Everest Reinsurance Company

---------------------------

        I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission and on March 27, 1997 (1-4773)

       II Incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K filed for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibits of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005

       IV Incorporated by reference to the exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the Securities and Exchange Commission on August 15, 2005