Form 10-K
period 2005-12-31
AMERICAN BILTRITE INC
filed 2006-03-31
CIK 4611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2005 was $14.2 million.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 15, 2006 was 3,441,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 9, 2006, which will be filed by the registrant within 120 days after December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Factors That May Affect Future Results - Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. These forward-looking statements are based on the Registrant's expectations, as of the date of this report, of future events. Except as required by applicable law, the Registrant undertakes no obligation to update any of these forward-looking statements. Although the Registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the Registrant's actual results differing from its expectations include those factors discussed elsewhere in this report, including in Item 1A (Risk Factors).

                                     PART I


ITEM 1. BUSINESS

General Development of Business

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

Congoleum is a leading manufacturer of resilient sheet and tile flooring. In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division"). In 1995, ABI acquired voting control when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder. ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases of Congoleum common stock by ABI. As of December 31, 2005, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Class B common stock represented 69.4% of the outstanding equity voting interests of Congoleum.

Congoleum is a defendant in a large number of asbestos-related lawsuits. On December 31, 2003, Congoleum and two of its subsidiaries each filed their respective voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code in order to resolve Congoleum's asbestos-related liabilities pursuant to a prepackaged Chapter 11 plan of reorganization filed in the Congoleum Chapter 11 cases. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004, and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the agreed upon modifications, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan, and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed a new amended plan of reorganization (the "Seventh Plan"). On February 27, 2006, Congoleum announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed a new amended plan (the "Eighth Plan"). In addition, an insurance company has filed a plan of reorganization (the "CNA Plan"), and the Official Committee of Bondholders has also filed a plan (the "Bondholder Plan"). The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for April 27, 2006. The Eighth Plan, if confirmed, will result in significant dilution of ABI's ownership of Congoleum. See Notes 1 and 9 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K.

Outside the United States, the Tape Division operates facilities in Belgium, Italy and Singapore, where bulk tape products are converted into various sizes, a sales and distribution facility in Italy, to enable quicker response to customer demands in the European and Asian markets, and a sales representative office in Shanghai, China. The Company's wholly-owned Canadian subsidiary, American Biltrite (Canada) Ltd., produces resilient floor tile, rubber tiles and rolled rubber flooring and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material) and imports certain rubber and tile products from China for resale. K&M maintains a purchasing office in China, from which it sources the majority of the products its sells.

ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, sandals and other footwear products under license from ABI. Hulera Sula in turn owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of Hulera Sula. Fomtex, S.A., a Guatemalan corporation 60% owned by Hulera Sula, manufactures foam mattresses, beds and other foam products. In October 2003, ABI discontinued the operations of its wholly owned subsidiary Janus Flooring Corporation ("Janus Flooring"), which manufactured pre-finished hardwood flooring in Canada. Results from Janus Flooring, including charges resulting from the shutdown, are being reported as a discontinued operation.

For financial reporting purposes, ABI operates in four industry segments: flooring products, tape products, jewelry and the Canadian division, which produces flooring and rubber products. See Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

Financial Information about Industry Segments

Business segment information is in Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

Narrative Description of Business

Marketing, Distribution and Sales - The Tape Division's protective papers and films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Other tape products are marketed through the Tape Division's own sales force and by sales representatives and distributors throughout the world. ABI's Belgian, Italian and Singapore facilities sell these products throughout Europe and the Far East.

The products of K&M are sold domestically and in Canada through its own direct sales force and through third-party sales representatives. K&M's business and operations experience seasonal variations. In general, fashion jewelry supply, distribution and service businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M's working capital needs tend to be greatest in the second and third fiscal quarters as it increases inventories in advance of its peak selling season, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

AB Canada's floor tile, rubber products and industrial products are marketed principally through distributors. Seasonal variations in the sales and working capital requirements of this division are not significant.

Congoleum currently sells its products through approximately 15 distributors providing approximately 86 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining a competitive position. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's business, results of operations and financial condition, at least until a suitable replacement is in place. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

Hulera Sula's footwear and foam products are marketed and distributed in certain Central American countries.

Financial information about products that contributed more than 10% of the Company's consolidated revenue during the last three fiscal years is included in
Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below.

Working Capital and Cash Flow - In general, ABI's working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers. K&M does provide pre-approved allowances in the form of markdowns and return authorizations as required.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Congoleum's typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

In 2006, Congoleum anticipates spending a minimum of $28.4 million to obtain confirmation of its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and $11.5 million in connection with the related insurance coverage litigation, which will have a material impact on its liquidity and cash flow. While Congoleum expects to recover the $11.5 million in future coverage litigation costs and $14.8 million in past costs from insurance settlements upon confirmation of a plan of reorganization, there can be no assurances that Congoleum will recover such costs. In February 2006, the Bankruptcy Court ordered a law firm formerly representing Congoleum to disgorge all fees and certain expenses it was paid by Congoleum. The law firm is expected to appeal from this ruling once an order embodying the ruling has been entered by the Bankruptcy Court. It is expected that the amount of the disgorgement will range from approximately $8.2 million to $9.8 million. Pursuant to the terms of the Eighth Plan, holders of Congoleum's 8-5/8% Senior Notes due 2008 (the "Senior Notes") would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of the service providers retained by that law firm, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust. Pending confirmation and effectiveness of the Eighth Plan, Congoleum anticipates that its existing cash (including restricted cash), cash generated from operations and credit arrangements should be sufficient to fund its operating needs and costs associated with the insurance coverage litigation. Congoleum further anticipates that its existing cash (including restricted cash), cash generated from operations, credit arrangements and recoveries of costs for the coverage litigation from insurance recoveries upon effectiveness of the Eighth Plan should be sufficient to fund its obligations under the Eighth Plan to pay interest, cash to the Plan Trust, and provide adequate working capital for operations.

In connection with Congoleum's plan of reorganization, ABI expects to spend $1.0 million in 2006, which is not expected to have a material adverse effect on ABI's working capital or cash flow. ABI and Congoleum have separate credit facilities which are governed by independent credit agreements, and ABI is generally not otherwise liable for the separate obligations of Congoleum.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Congoleum" in Item 7 below.

Raw Materials - ABI generally designs and engineers its own products. Most of the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. Congoleum does not have readily available alternative sources of supply for specific designs of transfer print film, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources, which is designed to provide continuity of supply for its raw material requirements. Although the Company and Congoleum have generally not had difficulty in obtaining their requirements for these materials, they have occasionally experienced significant price increases for some of these materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. Raw material prices in 2005 increased significantly and may remain high in 2006 and until additional capacity becomes available.

Competition - All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI's tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers. Included among its competitors are 3M, Nitto Permacel, Ivex/Novasol and R-Tape. AB Canada's flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada also competes with Armstrong World Industries, Inc., Flexco/Roppe, Nora and Mondo and with other manufacturers of alternate floor covering products. In the rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro, The Biltrite Corporation and West America Rubber Company.

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

Congoleum encounters competition from three other manufacturers in North America and, to a lesser extent, foreign manufacturers. In the resilient category, Armstrong World Industries, Inc. has the largest market share. Some of Congoleum's competitors have substantially greater financial and other resources and access to capital than Congoleum.

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

Patents and Trademarks - ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB(R) logo, TransferRite(R) and Ideal(R) at the Tape Division, Estrie(R), AB Colors Plus(R) and Dura-Shield(R) at AB Canada, and Amtico(R), which is used solely in the Canadian market. K&M also licenses the AK Anne Klein(R), Panama Jack(R), Guess?(R), Bratz(R) and MUDD(R) trademarks as well as certain others. These trademarks are important for the Company in maintaining its competitive position. The licensing agreements are subject to expiration dates and other termination provisions, and the licensor or the Company may choose not to extend or renew certain agreements. The Company has an ongoing program seeking additional or replacement licenses. The Company also believes that patents and know-how play an important role in maintaining competitive position. For example, Congoleum utilizes a proprietary transfer printing process for certain tile products that it believes produces visual effects that only one other competitor is presently able to duplicate.

Research and Development - Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $7.0 million, $5.8 million, and $4.8 million, on a consolidated basis, for the years ended December 31, 2005, 2004 and 2003, respectively.

Key Customers - For the year ended December 31, 2005, two customers of Congoleum accounted for over 10% of ABI's consolidated net sales. The two customers together accounted for 67% of Congoleum's net sales of $237.6 million. These customers are Congoleum's distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc. No other customer accounted for more than 10% of ABI's consolidated sales.

K&M's top three customers in terms of net sales in 2005 together accounted for 58% of K&M's net sales. The loss of the largest of these customers would have a material adverse effect on K&M's business, results of operations and financial condition and would likely have a material adverse effect on the Company's business, results of operations or financial condition.

Sales to five unaffiliated customers of the Tape Division together constitute approximately 23% of the net sales for the Division. The loss of the largest of these unaffiliated customers and/or two or more of the other three unaffiliated customers could have a significant, adverse effect on the Tape Division's business, results of operations and financial condition. AB Canada's sales to Congoleum accounted for approximately 10% of AB Canada's net sales in 2005. The loss of Congoleum's business would have a significant, adverse affect on AB Canada's revenue. These intercompany sales are eliminated from the Company's consolidated financial statements, in accordance with generally accepted accounting principles. See Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 of this report.

Backlog - The dollar amount of backlog of orders believed to be firm as of December 31, 2005 and 2004 was $16.0 million and $13.3 million, respectively. It is anticipated that all of the backlog as of December 31, 2005 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance - Because of the nature of the operations conducted by ABI and Congoleum, each company's facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at owned or leased facilities and off-site disposal locations.

ABI and its subsidiaries, including Congoleum, have historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) below. ABI will continue to be required to expend amounts in the future, due to the nature of past activities at its facilities, to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, however, ABI is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. ABI and Congoleum believe that compliance with existing federal, state, local and foreign provisions will not have a material adverse effect upon their financial positions nor do ABI and Congoleum expect to incur material recurring costs or capital expenditures relating to environmental matters, except as disclosed in
Item 3 (Legal Proceedings) of this report. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company's business, results of operations and financial condition.

Employees - As of December 31, 2005, ABI and its subsidiaries employed approximately 1,650 people.

Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is in Note 14 of Notes to the Consolidated Financial Statements, set forth in Item 8 below. The Company's consolidated export sales from the United States were $25.1 million in 2005, $23.0 million in 2004, and $23.7 million in 2003.

Available Information

The Company is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended, and files annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission pursuant to those requirements. The public may read and copy any materials that the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, the Securities and Exchange Commission maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the Securities and Exchange Commission. The public can obtain any documents that the Company files with the Securities and Exchange Commission at http://www.sec.gov.

Congoleum is also subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to those requirements. Such reports, proxy statements and other information filed by or in connection with Congoleum with the Securities and Exchange Commission (the "Congoleum Reports") are available from the Securities and Exchange Commission in a similar manner as are the reports, proxy statements and other information filed by the Company with the Securities and Exchange Commission. The Company is providing this information regarding the availability of Congoleum Reports for informational purposes only. The Congoleum Reports are expressly not incorporated into or made a part of this report or any other reports, statements or other information filed by the Company with the Securities and Exchange Commission or otherwise made available by the Company. The Company expressly disclaims any liability for information disclosed or omitted in the Congoleum Reports and, except as required by the federal securities laws, expressly disclaims any obligation to update or correct any information included in the Congoleum Reports.

Item 1A. RISK FACTORS

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

As more fully set forth in Notes 1, 8 and 9 of Notes to Consolidated Financial Statements, which is included in this report, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. In connection with Congoleum's strategy for resolving its asbestos liability, in 2003, Congoleum entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under such settlement agreements. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under such settlement agreements.

There can be no assurance that Congoleum will obtain approval to solicit acceptances for the Eighth Plan, that Congoleum will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and plans have been filed by an insurance company and the Official Committee of Bondholders. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

The Eighth Plan and any alternative plan of reorganization pursued by Congoleum or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Eighth Plan contained in this Annual Report on Form 10-K. Furthermore, the estimated costs and contributions to effect the Eighth Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

There can be no assurance that Congoleum will obtain approval to solicit acceptances for the Eighth Plan, that Congoleum will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and plans have been filed by an insurance company and the Official Committee of Bondholders. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

Confirmation of a plan of reorganization will depend on Congoleum obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Eighth Plan or in connection with Congoleum's New Jersey state court insurance coverage litigation discussed elsewhere in this report are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation to reimburse coverage litigation costs as expected, Congoleum may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in Congoleum not being able to confirm an amended plan of reorganization or have such plan become effective.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for its asbestos liabilities for the foreseeable future. If, however, it were not able to receive such coverage from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments; (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under Congoleum's proposed modified plan, which certain insurers have objected to in Bankruptcy Court and are litigating in New Jersey State Court; (iii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum or relating to any other plan of reorganization proposed by any other party in interest; (iv) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge; (v) satisfaction of the conditions and obligations under the Company's and Congoleum's respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under Congoleum's proposed plan of reorganization;
(vi) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability;
(vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms; (viii) timely obtaining sufficient creditor and court approval of any reorganization plan and the court overruling any objections to the plan that may be filed; (ix) developments in costs associated with and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers; (x) the extent to which Congoleum is able to obtain reimbursement for costs it incurs in connection with the insurance coverage litigation; (xi) compliance with the Bankruptcy Code, including section 524(g); and (xii) the possible adoption of another party in interest's proposed plan of reorganization which may prove to be unfeasible. In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of its anticipated Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties of this legislation, the Company does not know what effects any such legislation, if adopted, may have upon its or Congoleum's businesses, results of operations or financial conditions, or upon any plan of reorganization Congoleum may decide to pursue. To date, Congoleum has expended significant amounts to resolve its asbestos liability pursuant to a Chapter 11 plan of reorganization. To the extent any federal legislation is enacted which does not credit Congoleum for amounts paid by Congoleum pursuant to its plan of reorganization strategy or requires the Company or Congoleum to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on the Company or Congoleum's businesses, results of operations or financial conditions.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements, which are included in this report.

Any plan of reorganization for Congoleum will likely result in substantial dilution of Congoleum's equity holders, including the Company.

Under the terms of the Eighth Plan, on the effective date of that plan, reorganized Congoleum would issue 3.8 million shares of its Class A common stock, which based on the number of shares of Congoleum Class A and Class B common stock outstanding as of March 17, 2006, would represent 31.5% of Congoleum's outstanding common stock and 22.8% of Congoleum's outstanding voting equity interests, and would reduce the Company's equity ownership in Congoleum to 37.7% and voting equity interest in Congoleum to 53.6%, in each case, after giving effect to the stock issuance. On a fully diluted basis, the Company's equity ownership would be reduced to 35.2% with a voting equity interest of 51.0%.

In addition, under the Eighth Plan, Congoleum would issue a new convertible security to the Plan Trust on the effective date of the plan. The liquidation preference or principal amount of that convertible security, as applicable, is expected to be approximately $2.7 million and subject to possible future increase. Under the terms of the Eighth Plan, the convertible security would be convertible into 5.7 million shares of reorganized Congoleum Class A common stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends or interest, as applicable, on the convertible security and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of reorganized Congoleum Class A common stock to be contributed to the Plan Trust on the effective date of the plan, would result in the Plan Trust owning 51% of the voting common stock on a fully diluted basis. If this further additional issuance were to occur, based on the number of shares of Congoleum Class A and Class B common stock outstanding as of March 17, 2006, the Company's equity ownership and voting equity interest in Congoleum would be reduced to 24.4%, resulting in a loss of voting control of Congoleum by ABI.

In addition, any proposed plans of reorganization proposed for Congoleum by other parties in interest may provide for even greater dilution of the Congoleum equity interests than that contemplated by the Eighth Plan. There can be no assurance as to how the equity interests in Congoleum, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may be confirmed by the Bankruptcy Court and consummated.

A substantial portion of the Company's debt must be amended or refinanced and the Company's ability to obtain additional financing may be limited.

The credit agreement governing the Company's credit facility with Bank of America ("BofA") includes a covenant that takes effect for periods after June 30, 2006 that the Company does not anticipate it will meet, and the Company also does not anticipate it will meet certain covenants under the note agreement governing its outstanding $20 million aggregate principal amount notes that take effect September 30, 2006. In addition, pursuant to the terms of those agreements, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If such a default occurs, the lenders under those agreements could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from the lenders under those agreements and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, the administrative agent over the collateral securing the amounts outstanding under those agreements might exercise the lenders' rights over that collateral. Any default by the Company under those agreements that results in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing is not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

The credit facility expires on September 30, 2006. Although the Company expects that its credit facility will be extended or replaced by that date, and that it will obtain a modification or waiver of covenants as needed prior to such extension or replacement, as well as a modification of the covenants under the note agreement governing its outstanding $20 million aggregate principal amount notes, there can be no assurances in this regard. If the Company has outstanding borrowings under its existing credit facility at that date and the term of the credit facility has not been extended beyond that date, such failure would result in a breach of the note agreement governing its outstanding $20 million aggregate principal amount notes, which for the reasons discussed in the preceding paragraph, could have a material adverse effect on the Company's business, results of operations or financial condition.

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

In the ordinary course of their businesses, the Company and its majority-owned subsidiary Congoleum become involved in lawsuits, administrative proceedings, product liability claims and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company's business, results of operations or financial condition if the Company or Congoleum, as applicable, is unable to successfully defend against or settle these matters, and its insurance coverage is insufficient to satisfy any judgments against it or settlements relating to these matters, or the Company or Congoleum, as applicable, is unable to collect insurance proceeds relating to these matters.

The Company and its majority-owned subsidiary Congoleum are dependent upon a continuous supply of raw materials from third party suppliers and would be harmed if there were a significant, prolonged disruption in supply or increase in its raw material costs.

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. Raw material prices in 2005 increased significantly and may remain high in 2006 and until additional capacity becomes available.

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

The Company's tape division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 23% of the Company's Tape Division's net sales for the year ended December 31, 2005 and 21% of its net sales for the year ended December 31, 2004. The loss of the largest unaffiliated customer and/or two or more of the other three unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, or financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 67% of Congoleum's net sales for the year ended December 31, 2005 and 70% of Congoleum's net sales for the year ended December 31, 2004.

The Company's subsidiary K&M Associates L.P. ("K&M") sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M's customers accounted for approximately 58% of its net sales for the year ended December 31, 2005 and 59% of its net sales for the year ended December 31, 2004. The loss of the largest of these customers would have a material adverse effect on K&M's business, results of operations and financial condition and would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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


Item 1B.  UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2. PROPERTIES

At December 31, 2005, ABI and its subsidiaries owned ten manufacturing plants and a jewelry distribution center and leased additional office and warehousing space as follows:

                                                                       Owned             Industry Segment
                                                                        Or                   For Which
Location                                   Square Feet                Leased              Properties Used
------------------------------------------------------------------------------------------------------------------

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

Billerica, MA                                  30,000                Leased            Tape products

Renaix, Belgium                                84,000                 Owned            Tape products

Singapore                                      32,000                 Owned            Tape products

Providence, RI                                103,000                 Owned            Jewelry products

New York, NY, Qingdoa, China, Orlando,
FL and Bentonville, AK                         27,200                Leased            Jewelry products

Toronto, Ontario                              152,000                 Owned            Discontinued operation

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than mortgages on the owned properties in Renaix, Belgium, and Singapore securing outstanding debt in amounts equal to approximately 25% and 55% of the original cost of the property, respectively, and under the terms of the Company's principal debt agreements, pursuant to which the Company has granted a security interest in the properties in Moorestown, NJ, Lowell, MA and Providence, RI. ABI believes that all of its and its subsidiaries' properties are in good condition and have been well maintained.

It is estimated that during 2005, ABI's and its subsidiaries' plants for the manufacture of floor covering products operated at approximately 77% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 93% of aggregate capacity and the Canadian division operated at approximately 80% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.


ITEM 3. LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, as to five sites in four separate states. In addition, at one of the sites, ABI has entered into a settlement agreement that resolved one environmental lawsuit. In addition, ABI has been named a PRP by the State of Maine's Department of Environmental Protection with regard to two sites in Maine. See Note 8 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

In accordance with SFAS No. 5, Accounting for Contingencies, ABI has recorded a reserve of approximately $3.4 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,703 pending claims involving approximately 2,495 individuals as of December 31, 2005. These claims relate to products of the Company's former Tile Division, which was previously acquired by Congoleum. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. The Company utilizes an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claims costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, and based upon consultations with third party advisors, the Company believes that five years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2011 was $9.5 million to $18.8 million as of December 31, 2005. The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $9.5 million in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $9.0 million at December 31, 2005, which has been included in other assets. The estimated amount of insurance that is probable of recovery depends on the liability estimate as well as a number of additional factors, including the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. The recorded liability and related insurance asset do not include any related defense costs, which are typically paid in addition to the indemnity limits under the primary layer insurance policies. Defense costs historically paid by ABI's carriers have been approximately 156% of the related indemnity costs.

The recorded amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, the allocation of claims to specific insurance policies, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company's actual asbestos-related settlement and defense costs will not exceed its accrued asbestos liabilities, or that its accrued insurance recoveries will be realized. It is reasonably possible that the Company will incur charges for resolution of asbestos claims in the future, which could exceed the Company's existing reserves. The Company will continue to vigorously defend itself and believes it has substantial insurance coverage to mitigate future costs related to this matter.

See Note 8 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these claims.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the agreed upon modifications as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, Congoleum announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for April 27, 2006. See Notes 1 and 9 of the Notes to Consolidated Financial Statements, which is included in Item 8 of this Annual Report on Form 10-K.

There can be no assurance that Congoleum will obtain approval to solicit acceptances for the Eighth Plan, that Congoleum will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. Furthermore, the Eighth Plan, if confirmed and effective, will result in significant dilution of ABI's ownership of Congoleum.

Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility. ABI had also signed a similar consent order with regard to its former Trenton tile facility. Congoleum agreed to be financially responsible for the clean-up of the Trenton tile facility as part of the acquisition of ABI's former Tile Division. See Note 8 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws. See Note 8 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

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

Notes 1, 8 and 9 of Notes to the Consolidated Financial Statements included in
Item 8 of this Annual Report on Form 10-K, to the extent addressing matters reportable under this Item 3, are incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The registrant's Common Stock, par value $.01 per share, is traded on the American Stock Exchange (ticker symbol: ABL). At the close of business on March 15, 2006, the closing price of ABI's Common Stock was $11.49 per share and the approximate number of record holders was 305. High and low stock prices for the last two years were:

                                                Sale Prices of Common Shares
                                           2005                               2004
                               -------------------------------------------------------------------
Quarter Ended                     High              Low              High              Low
--------------------------------------------------------------------------------------------------

March 31                         $12.47            $11.00            $12.49          $  7.80
June 30                           11.17              8.90             11.70             8.85
September 30                      12.35              9.00             12.75             9.20
December 31                       13.09              9.90             13.70            11.20

No dividends were issued during 2005 and 2004.

Debt agreements to which the Company and Congoleum are separately parties restrict the ability of the Company and Congoleum to declare and pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Congoleum" in Item 7 below. In addition, Congoleum would not be able to declare and pay dividends during the pendency of its Chapter 11 case prior to consummation of its plan of reorganization.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2005.

                                                                                                        Number of
                                                                                                       Securities
                                                                                                        Remaining
                                                    Number of                                         Available for
                                                Securities to Be              Weighted-              Future Issuance
                                                   Issued Upon            Average Exercise            Under Equity
                                                   Exercise of                Price of                Compensation
                                                   Outstanding               Outstanding            Plans (excluding
                                                    Options,                  Options,                 securities
                                                  Warrants and              Warrants and              reflected in
              Plan Category                          Rights                    Rights                  Column (a))
------------------------------------------    ----------------------    ----------------------    ----------------------
                                                       (a)                       (b)                        (c)

Equity Compensation Plans Approved by
   Security Holders                                    455,500                 $15.58                      77,520

Equity Compensation Plans Not Submitted
   to Security Holders for Approval                     27,500                  12.86                      22,500
                                                 ----------------                                    -----------------

Total                                                  483,000                  15.42                     100,020(1)
                                                 ================                                    =================

(1) Includes 77,520 shares of Common Stock available for issuance under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997. In addition to stock options, awards under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock units and other stock awards specified in the Plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards.

On July 1, 1999 the Company established its 1999 Stock Option Plan for Non-Employee Directors (as amended, the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase up to 50,000 shares of Common Stock. The 1999 Plan was not submitted to stockholders for approval. The options granted under the 1999 Plan have ten-year terms and fully vest 6 months from the grant date. The exercise price for each Option is 100% of the fair market value on the date of the grant. As of December 31, 2005 an aggregate of 27,500 shares of common stock were issuable upon the exercise of outstanding Options.

Congoleum maintains separate equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

                                                               Years Ended December 31
                                           2005          2004           2003           2002           2001
                                       ---------------------------------------------------------------------
                                                     (In thousands, except per share amounts)
Financial Position
   Total assets                        $ 356,844      $ 355,285      $ 318,933      $ 361,870      $ 423,918
   Long-term debt(1)                     122,414        124,201        124,915        125,271        126,161
   Total stockholders' equity             18,485         38,072         32,979         47,538         77,248

Summary of Operations
   Net sales                           $ 445,172      $ 433,869      $ 416,569      $ 434,495      $ 403,509
   (Loss) income before
      income taxes and other items       (18,294)           808         (9,946)       (11,813)         5,961
   (Benefit from) provision for
      income taxes                        (1,534)        (1,681)        (3,323)         1,248          2,345
   Noncontrolling interests                 (636)          (107)          (174)         6,221            435
   (Loss) income from
      continuing operations              (17,396)         2,382         (6,797)        (6,840)         4,051
   Discontinued operation (2)               (237)          (429)        (7,361)        (2,073)        (1,235)
   Cumulative effect of
      accounting change (3)                   --             --             --         (7,742)            --
   Net (loss) income                     (17,633)         1,953        (14,158)       (16,655)         2,816

(Loss) earnings per share
   Basic                               $   (5.12)     $    0.57      $   (4.11)     $   (4.84)     $    0.82
   Diluted(4)                              (5.12)          0.54          (4.11)         (4.84)          0.82
   Cash dividends per common
      share                                   --             --         0.1875           0.50           0.50
   Number of shares used in
      computing (loss) earnings
      per share:
        Basic                              3,442          3,442          3,442          3,442          3,455
        Diluted                            3,442          3,458          3,442          3,442          3,455

----------
(1) Long-term debt includes Congoleum's $100,000 8 5/8% Senior Notes due 2008. At December 31, 2005 and 2004, these notes were classified as a liability subject to compromise as a result of Congoleum's Chapter 11 filing. See Notes 5 and 9 of the Notes to Consolidated Financial Statements, which is contained in Item 8 of this Annual Report on Form 10-K.

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

(4) Diluted earnings per share for the year ended December 31, 2004 includes the dilutive effect of Congoleum's stock options during the year. During the years ended December 31, 2005, 2003, 2002 and 2001, Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


American Biltrite's consolidated financial statements include its majority-owned subsidiary, Congoleum. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the modified plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the agreed upon modifications as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, Congoleum announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for April 27, 2006.

There can be no assurance that Congoleum will obtain approval to solicit acceptances for the Eighth Plan, that Congoleum will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible.

Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan. Furthermore, the Eighth Plan, if confirmed and effective, will result in significant dilution of ABI's ownership of Congoleum.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eighth Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eighth Plan.

Congoleum expects that the terms of the Eighth Plan may be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan and the Bondholder Plan are materially different from the terms of the Eighth Plan, and these plans may also be amended, modified, or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eighth Plan. Congoleum expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of any plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an avoidance action seeking to void the security interest granted to the Collateral Trust. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of claim and any lien rights related to the Claimant Agreement. Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan. Settlement values under the Eighth Plan may differ from values under the Sixth Plan and the Claimant Agreement, which, together with the outcome of litigation regarding the enforceability of the Claimant Agreement and security interest, may materially affect the liability associated with the asbestos personal injury claims against Congoleum. As a result of tabulating ballots on Congoleum's fourth modified plan of reorganization, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the contemplated Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust.

Congoleum recorded charges aggregating approximately $26 million in prior years and a further approximately $25.3 million in 2005, to provide for the estimated minimum costs of completing its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eighth Plan or any other plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing and obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of alternative plans of reorganization by certain insurers, the Official Committee of Bondholders or other parties in interest, could result in a proceeding that takes longer and is more costly than Congoleum has estimated.

ABI estimates that it will spend an additional $900 thousand for legal fees and its anticipated contribution to the Plan Trust (of $250 thousand) in connection with Congoleum's reorganization plan, which it has accrued. Actual amounts that will be contributed to the Plan Trust by Congoleum and ABI and costs for pursuing and implementing the plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the minimum estimated cost increase. Under the terms of the Eighth Plan, Congoleum would issue 3.8 million new shares of Class A Common Stock that would reduce ABI's economic interest in Congoleum from approximately 55% at present to approximately 35% on a fully diluted basis. ABI's voting interest would be reduced from approximately 69% at present to approximately 51% on a fully diluted basis. Congoleum would also issue a convertible security that, upon certain events of default, would convert into 5.7 million shares of Class A Common Stock, further diluting ABI's economic interest and resulting in a loss of voting control by ABI.

In addition, ABI is also a defendant in a number of asbestos-related lawsuits in addition to those brought against Congoleum. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. These matters could have a material adverse impact on the Company's financial position and results of operations.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary, a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus Flooring, including charges resulting from the shutdown, are being reported as a discontinued operation.

Due to Congoleum's reorganization and separate capital structure, the Company believes that presenting ABI and its non-debtor subsidiaries separately from Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

Results of Operations

ABI and Non-Debtor Subsidiaries

                                                  2005               2004               2003
                                               ---------          ---------          ---------
                                                          (In thousands of dollars)

Net sales                                      $ 207,256          $ 204,219          $ 195,919
Cost of sales                                    150,705            147,456            140,839
                                               ---------          ---------          ---------
Gross profit                                      56,551   27.3%     56,763   27.8%     55,080   28.1%
Selling, general & administrative expenses        50,619   24.4%     54,765   26.8%     53,931   27.5%
                                               ---------          ---------          ---------
Operating income                                   5,932              1,998              1,149
Interest expense, net                             (2,416)            (3,005)            (2,542)
Other income, net                                  2,238              1,440              2,083
                                               ---------          ---------          ---------
Income before taxes and other items                5,754                433                690
Provision for income taxes                         1,041                864                551
Noncontrolling interests                            (636)              (107)              (174)
                                               ---------          ---------          ---------
Income (loss) from continuing operations       $   4,077          $    (538)         $     (35)
                                               =========          =========          =========

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales for the year ended December 31, 2005 were $207.3 million, an increase of $3.1 million or 1.5% from sales of $204.2 million in 2004. Tape segment sales increased 12.3% due to increased volume and selling price increases, with all product lines contributing to the increase. Canadian segment sales increased 12.7% on increased sales of flooring and industrial products coupled with the result of foreign currency translation. Jewelry segment sales declined 17.1% to the mass merchandiser channel primarily due to a product strategy change by a major customer, which resulted in lost business and additional markdowns. While the number of SKU's for this customer under its new strategy is comparable to the number of SKU's for this customer before it adopted its new strategy, it is too early to determine the effect on future sales. Lower sales to mid-tier retailers due to fewer programs also contributed to the decline.

Gross profit was 27.3% of net sales in 2005 compared to 27.8% in 2004. Gross margins in the Tape segment improved 1.4 points as a percentage of net sales due to higher selling prices and increased volume, which mitigated increases in raw material costs and other expenses. Canadian segment gross margins were level with the prior year as margin increases in flooring products were offset by lower margins on industrial sales. Margins in the jewelry business declined 2.3 points as a percentage of net sales due to the effect of markdowns and higher product costs which could not be recovered in pricing. The decline in jewelry sales, which is the highest margin segment, as a percent of total sales, also contributed to the overall margin decline.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2005 and 2004 have been 26.9% and 27.2%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2005 were $50.6 million, down from $54.8 million in 2004. During 2005, ABI entered into a settlement agreement with one of its insurance carriers. The settlement resolved disputes regarding the carrier's coverage obligations for environmental liability defense and indemnity costs at certain sites where ABI, as a result of activities conducted many years ago, is alleged to have damaged property. As a result of this settlement, ABI received $2.9 million in cash, which reduced selling, general and administrative expenses and accounted for the majority of the decrease from 2004 to 2005. Also contributing to the decrease was a significant decline in professional fees in connection with the Congoleum reorganization and modification of the Company's debt agreements. Selling, general and administrative expenses increased $.7 million, primarily due to increased freight costs and inflation on salaries and benefits, offset by expense reduction initiatives. As a percentage of sales, selling, general and administrative expenses declined from 26.8% of net sales in 2004 to 24.4% of net sales in 2005.

Net interest expense decreased from $3.0 million in 2004 to $2.4 million in 2005 due to a decrease in the leverage fee under the Company's note agreement governing its outstanding $20 million aggregate principal amount notes. Interest rates on the Company's revolving credit facility were slightly higher in 2005 compared with 2004, but average borrowings were lower.

Other income increased from $1.4 million in 2004 to $2.2 million in 2005 as a result of income from the sale of a warehouse in 2005 for $2.3 million after expenses partly offset by a $900 thousand decrease in management fees paid by Congoleum to ABI from 2004 to 2005. The impact of the warehouse sale on the Company's net income after taxes and non-controlling interest was $887 thousand, or $0.26 per share.

The effective tax rate in 2005 of 18% arises primarily from the Company's ability to recognize certain tax benefits not previously recognized, coupled with the effect of combining various segments with differing statutory rates. Future effective tax rates are expected to be closer to statutory rates, but could fluctuate widely depending on the actual and relative results of individual segments, as well as other factors.

Income from continuing operations was $4.1 million in 2005, compared with a loss of $538 thousand in 2004. This improvement was largely due to the sale of the warehouse and insurance settlement in 2005. Net income was $3.8 million in 2005 compared with a net loss of $1.0 million in 2004 reflecting the improved results from continuing operations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 were $204.2 million, an increase of $8.3 million or 4.2% from sales of $195.9 million in 2003. Tape segment sales increased 5.4% as volume, and to a lesser extent product mix, improved worldwide; sales of paper, film and HVAC products were up while automotive product sales decreased. Canadian segment sales increased as a result of foreign currency translation, and higher industrial product sales offset lower flooring sales. Jewelry segment sales were essentially level as decreased sales to the mass merchandiser channel and lower service revenues were offset by growth in sales to department stores, and specialty and mid-tier retailers.

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

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2004 and 2003 have been 27.2% and 27.5%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2004 were $54.8 million, up from $53.9 million in 2003, as a result of higher employee benefit costs and freight and selling expense increases. As a percentage of sales, selling, general and administrative expenses declined from 27.5% of net sales in 2003 to 26.8% of net sales in 2004.

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

Congoleum

                                                  2005               2004                2003
                                               ---------          ---------           ---------
                                                         (In thousands of dollars)

Net sales                                      $ 237,626          $ 229,493           $ 220,706
Cost of sales                                    183,734            167,844             166,864
                                               ---------          ---------           ---------
Gross profit                                      53,892   22.7%     61,649   26.9%      53,842   24.4%
Selling, general & administrative expenses        43,503   18.3%     47,925   20.9%      53,206   24.1%
Asbestos-related reorganization expenses          25,326              5,000              3,705
                                               ---------          ---------           ---------
Operating (loss) income                          (14,937)             8,724             (3,069)
Interest expense, net                             (9,973)            (9,332)            (8,843)
Other income, net                                    760              1,011              1,276
                                               ---------          ---------           ---------
(Loss) income before taxes                       (24,150)               403            (10,636)
Benefit from income taxes                         (2,575)            (2,545)            (3,874)
                                               ---------          ---------           ---------

Net (loss) income                              $ (21,575)         $   2,948          $  (6,762)
                                               =========          =========           =========

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales for the year ended December 31, 2005 totaled $237.6 million as compared to $229.5 million for the year ended December 31, 2004, an increase of $8.1 million or 3.5%. The increase in sales resulted primarily from the impact of selling price increases instituted in late 2004 and during 2005 (7% of net sales), increased sales of residential tile (up $7.8 million) and higher shipments to the manufactured housing industry reflecting post-hurricane demand for both manufactured housing and RV homes. This was partially offset by a sales decrease of do-it-yourself tile reflecting the loss of a major mass merchandiser customer coupled with decreased demand for residential sheet specials.

Gross profit for the year ended December 31, 2005 totaled $53.9 million, or 22.7% of net sales, compared to $61.6 million or 26.9% of net sales for the year ended December 31, 2004. The decrease in gross margins was driven by the sharp increase in raw material pricing which increased costs by 8.4% of net sales, a less favorable product mix which reduced gross margin by 2.5% of net sales, and the negative impact of lower production volumes over which to spread fixed manufacturing overhead costs (1.7% of net sales). This was partially mitigated by price increases instituted during late 2004 and 2005 (7.0% of net sales), lower warranty claims expense (0.5% of net sales) and the favorable impact of manufacturing cost reduction programs initiated (1.0% of net sales).

Selling, general and administrative expenses were $43.5 million for the year ended December 31, 2005 as compared to $47.9 million for the year ended December 31, 2004, a decrease of $4.4 million. As a percent of net sales, selling, general and administrative expenses were 18.3% and 20.9% for the years ended December 2005 and 2004, respectively. Selling, general and administrative expenses were down $4.4 million (2.9% of net sales) reflecting cost savings initiatives instituted in late 2005, including workforce reductions and related benefits ($1.0 million) and the impact of lower unit sales volume on freight and other incentive programs ($3.0 million).

Asbestos-related charges in 2005 were $25.3 million, compared to $5.0 million in 2004. Congoleum recorded a charge of $9.9 million in the fourth quarter of 2005 to increase its estimated recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2005 represents the minimum estimated cost that Congoleum would incur to resolve its asbestos-related liability through the execution of Congoleum's proposed plan of reorganization. If Congoleum is not successful in obtaining confirmation of its proposed plan of reorganization in a timely manner, actual costs could be significantly higher.

The Eighth Plan also would require Congoleum to make additional contributions to the Plan Trust comprised of approximately $7.7 million in cash, 3.8 million shares of newly issued Congoleum Class A common stock and a newly issued convertible security. The redemption or principal value of the convertible security will be increased one year after confirmation of the plan to the amount, if any, by which 36% of the value of Congoleum's shares at that time exceeds approximately $2.7 million. No provision has been made for the cost of this possible additional contribution, which could be material. Congoleum will adjust its recorded liability should its estimates change. In addition, it is expected that the terms of the convertible security will require Congoleum to make dividend or interest payments prior to such security's redemption or maturity date.

Loss from operations was $14.9 million for the year ended December 31, 2005 compared to income of $8.7 million for the same period in the prior year, a decline of $23.6 million. This decline in operating income reflects the charges for asbestos related claims taken in 2005, coupled with lower gross margins, partially offset by reductions in operating expenses.

Interest income was $0.4 million, which was $0.3 million higher than the prior year reflecting higher cash balances and interest rates. Interest expense increased from $9.4 million in 2004 to $10.4 million in 2005, primarily reflecting the interest accrued on the unpaid interest on its Senior Notes. Due to the Chapter 11 proceedings, Congoleum was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005 and August 1, 2005 on the Senior Notes.

Congoleum recorded a tax benefit of $2.6 million on a loss before income taxes of $24.2 million in 2005, and it also recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This relates primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos related liabilities, which Congoleum has determined may be carried back but were not previously recognized.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 totaled $229.5 million as compared to $220.7 million for the year ended December 31, 2003, an increase of $8.8 million or 4%. The increase in sales resulted from the effect of selling price increases initiated during 2004 (2.5%) and higher shipments to the manufactured housing industry partially offset by declines in do-it-yourself tile sales to mass merchandisers and less demand for residential sheet specials.

Gross profit for the year ended December 31, 2004 totaled $61.6 million, or 26.9% of net sales, compared to $53.8 million or 24.4% of net sales for the year ended December 31, 2003. The increase in gross margins were driven by the impact of the price increase (2.5% of net sales), improvement in product mix due to a high-end residential sheet introduction (1.0% of net sales) coupled with improved manufacturing efficiencies and the impact of cost reduction programs initiated during the second half of 2003 (2.0% of net sales). These factors helped offset sharply higher raw material costs experienced during the second half of the year, which negatively impacted gross margins by 3.1% of net sales.

Selling, general and administrative expenses were $47.9 million for the year ended December 31, 2004 as compared to $53.2 million for the year ended December 31, 2003, a decrease of $5.3 million. As a percent of net sales, selling, general and administrative expenses were 20.9% and 24.1% for the years ended December 31, 2004 and 2003, respectively. The lower selling, general and administrative expenses reflect the impact of several cost savings initiatives instituted in the second half of 2003, including work force reductions ($2.1 million), and reduced merchandising and sampling expenses reflecting new product launch expenses incurred in 2003 ($4.0 million). These initiatives, coupled with further cost reduction steps taken in the fall of 2004, helped offset the inflationary cost impact of pension / medical benefits and other incentive programs ($2.5 million).

Congoleum recorded a charge of $5.0 million during the fourth quarter of 2004 compared to $3.7 million in 2003 to increase its estimated recorded liability for resolving asbestos-related claims. The recorded liability at December 31, 2004 represents the then minimum estimated cost that Congoleum would incur to resolve its asbestos-related liability through the execution of Congoleum's then proposed plan of reorganization.

Income from operations was $8.7 million for the year ended December 31, 2004 compared to a loss of $3.1 million for the same period in the prior year, an improvement of $11.8 million. This improvement in operating income reflects higher sales and margins coupled with reductions in operating expenses.

Interest income was unchanged at $0.1 million for the years ended December 31, 2004 and 2003, respectively. Interest expense increased from $8.9 million in 2003 to $9.4 million in 2004, primarily reflecting the interest accrued on the unpaid interest due on the Senior Notes. Due to the Chapter 11 proceedings, Congoleum was precluded from making the interest payments due February 1, 2004 and August 1, 2004 on the Senior Notes.

Congoleum recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This relates primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos related liabilities, which Congoleum has determined may be carried back but were not previously recognized.

Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased by $308 thousand to $4.7 million. Net earnings, proceeds from the sale of a warehouse and proceeds from an insurance settlement provided cash that was used to fund seasonal working capital increases, capital expenditures, and payments on long-term debt. Working capital at December 31, 2005 was $19.9 million, up from $16.2 million at December 31, 2004. The ratio of current assets to current liabilities at December 31, 2005 was 1.33 compared to 1.27 at December 31, 2004, consistent with the increased amount of working capital at December 31, 2005.

Capital expenditures for 2005 were $2.6 million compared to $2.4 million for 2004. During the first quarter, the Company sold a warehouse for $2.5 million, resulting in net cash proceeds of $2.3 million. The warehouse was owned by Tullahoma Properties L.L.C., a subsidiary in which the Company owns a 62.5% interest. During the fourth quarter, the Company received a net payment of $2.9 million from an insurance company for the settlement of disputed claims for coverage of environmental related expenses.

The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of one to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that any such costs could be passed along to its customers.

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Fleet National Bank, a Bank of America company ("BofA"), and Bank of America National Association acting through its Canada branch (the "Canadian Lender"). The Credit Facility provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with a revolving credit facility of up to $20 million and a $12 million borrowing sublimit for AB Canada. The amount of domestic borrowings available from time to time under the Credit Facility for the Company may not exceed the lesser of (a) $20 million less the then outstanding amount of borrowings by AB Canada under the Canadian sublimit facility and (b) the applicable borrowing base. The formula used for determining the borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Note Agreement (as defined below). American Biltrite Inc. and K&M Associates L.P. may also obtain letters of credit in an aggregate amount at any time outstanding of up to $4 million, subject to the Credit Facility's maximum borrowing availability limit discussed above.

Interest is payable quarterly on domestic revolving loans borrowed by American Biltrite Inc. and K&M Associates L.P. under the Credit Facility at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, (b) if a fixed rate is in effect, at a rate between the fixed rate plus 1.0% to a fixed rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, and (c) for loans not based on a LIBOR or fixed rate, the higher of BofA's applicable prime rate and 0.50% plus the federal funds rate, as determined under the Credit Facility. Under the Credit Facility, the Company may generally determine whether interest on domestic revolving loans will be calculated based on a LIBOR based rate, and if BofA elects to make a fixed rate option available, whether interest on revolving loans will be calculated based on a fixed rate.

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

Interest is payable quarterly on revolving loans under the Canadian sublimit facility at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (b) if a LIBOR based rate is not in effect, for outstanding revolving loans denominated in Canadian dollars, the higher of 0.50% plus the applicable 30-day average bankers' acceptance rate as quoted on Reuters CDOR page and the Canadian Lender's applicable prime rate for loans made in Canadian dollars to Canadian customers, and for outstanding revolving loans denominated in United States dollars, the higher of 0.50% plus the federal funds rate as calculated under the Credit Agreement and the applicable rate announced by the Canadian Lender as its reference rate for commercial loans denominated in United States dollars made to a person in Canada. Under the Credit Agreement, AB Canada may generally determine whether interest on revolving loans will be calculated based on a LIBOR based rate.

The Credit Facility expires on September 30, 2006. The Company expects that it will be able to extend the maturity or obtain a replacement facility on substantially similar terms before the expiration date of the current facility, although there can be no assurances in this regard.

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Notes"). The Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. During 2004 and for the first quarter of 2005, the Company was obligated to pay the full 2% of that fee. For the second quarter of 2005, the fee was 1%, and for the third and fourth quarter of 2005 it was 0.5%. Principal on the Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006.

The Credit Facility and the Note Agreement contain certain covenants that the Company must satisfy. The covenants included in the Credit Facility and the Note Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. In addition, the Credit Facility includes a financial covenant that requires the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters ending June 30, 2006 to exceed 150% of the Company's consolidated pro forma fixed charges for the 12-month period beginning immediately after June 30, 2006, as determined under the Credit Facility (the "Pro Forma Financial Covenant"). The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. In addition, beginning on September 30, 2006, the Note Agreement requires the Company to satisfy a different set of financial covenants, including a minimum ratio of current assets to current liabilities, a minimum ratio of adjusted EBITDA to fixed charges, a cap on the amount of debt as a percentage (45%) of tangible net worth, a cap on the amount of priority debt (generally, debt of a Company subsidiary (not including Congoleum) that is not a guarantor under the Note Agreement plus secured debt of the Company) as a percentage (15%) of tangible net worth, a minimum leverage ratio, and a minimum amount of tangible net worth. The Company does not presently expect to meet all of the different set of financial covenants which take effect on September 30, 2006 and expects it will need to negotiate amendments to or waivers of certain covenants, although there can be no assurance it will be successful in that regard.

Pursuant to the Credit Facility and the Note Agreement, the Company and certain of its subsidiaries granted BofA, the Canadian Lenders and Prudential a security interest in most of the Company's and its subsidiaries' assets. The security interest granted does not include the shares of capital stock of the Company's majority-owned subsidiary Congoleum Corporation or the assets of Congoleum Corporation. In addition, pursuant to the Credit Facility and the Note Agreement, certain of the Company's subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Facility and the Note Agreement.

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

As indicated above, the Company will need to extend or replace the Credit Facility and expects that it will need to obtain additional amendments or waivers of covenants under the Note Agreement during 2006. There can be no assurance that the Company will be successful in doing so.

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

Certain events of default under the Credit Facility, such as defaults resulting from certain bankruptcy, insolvency and receivership matters of the Company or certain of its subsidiaries (not including Congoleum) automatically terminate BofA's and the Canadian Lender's obligations to make borrowings available under the Credit Facility and causes all amounts outstanding under the Credit Facility to become immediately due and payable. With respect to all other events of default under the Credit Facility, BofA and the Canadian Lender may terminate their obligations to make borrowings available under the Credit Facility and cause all amounts outstanding under the Credit Facility to become immediately due and payable.

Pursuant to the terms of the Credit Facility and the Note Agreement, a default by the Company under one of those agreements triggers a cross-default under the other agreement. If a default occurs, BofA and the Canadian Lender and Prudential could respectively require the Company to repay all amounts outstanding under the respective debt agreements. If a default occurs and the Company is unable to obtain a waiver from the applicable lender and the Company is required to repay all amounts outstanding under those agreements, the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, BofA as administrative agent over the collateral securing the amounts outstanding under the Credit Facility and the Note Agreement, might exercise BofA's and the Canadian Lender's and Prudential's rights over that collateral. Any default by the Company under the Credit Facility or the Note Agreement that results in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing is not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Under the terms of the Eighth Plan, ABI expects to contribute $250 thousand in cash to the Plan Trust on the effective date of the plan. Under the terms of the Eighth Plan, unlike under the Sixth Plan, ABI would not pledge any of its assets, including shares of Congoleum stock it owns or certain rights it has to receive indemnification payments from Congoleum pursuant to a joint venture agreement that ABI and Congoleum are party to, as security for Congoleum's obligations under the new convertible security (as was contemplated, under the Sixth Plan with respect to Congoleum's obligations under the Promissory Note described in the Sixth Plan). In addition, the Eighth Plan does not, unlike the Sixth Plan, contemplate that ABI would be required to make any additional contributions to the Plan Trust if ABI were to sell its Congoleum stock under the circumstances provided under the Sixth Plan, a description of which ABI provided in previous periodic reports it filed with the SEC.

Under the Eighth Plan, ABI would receive certain relief as may be afforded under
Section 524(g)(4) of the Bankruptcy Code from asbestos personal injury claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the Eighth Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. To the extent that the Company pays material amounts for asbestos-related property damage claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of Congoleum's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources. Furthermore, to the extent that the amount of any of the Company's indemnity claims against the Plan Trust are reduced pursuant to the distribution procedures under Congoleum's plan of reorganization to an amount less than the corresponding amount paid by the Company, that could have a material adverse effect on the Company's liquidity and capital resources.

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

The following table summarizes the Company's obligations at December 31, 2005 for future principal payments and related interest on its long-term debt (assuming any necessary amendments or waivers are obtained from its lenders), future minimum rental payments on its non-cancelable operating leases and future minimum royalty and advertising payments for licensed brand names on K&M products.

                                                 Payments due by Period
                                                     (In thousands)
                                                                                         2011 and
                      Total        2006       2007       2008       2009       2010     Thereafter
                     ------------------------------------------------------------------------------

Long-term debt       $22,414     $ 4,451     $4,491     $4,414     $4,082     $4,085     $  891
Interest               5,369       1,738      1,380      1,016        662        316        257
Operating leases       5,692       1,653      1,479      1,111        767        371        311
Pension plan
   funding (1)         3,030         825        670        410        290        415        420
Royalty &
   advertising
   commitments         2,496       2,445         51         --         --         --         --
                     ------------------------------------------------------------------------------

                     $39,001     $11,112     $8,071     $6,951     $5,801     $5,187     $1,879
                     ==============================================================================

(1) The projected pension plans funding was actuarially determined using the following assumptions: i) current funding laws remain unchanged, ii) there are no gains or losses for 2006 and later, iii) the discount rates used for the projection are the same as the rates used for the pension valuations as of December 31, 2005 (see Note 7 of Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K), and iv) for years after 2011, projected contributions are assumed to increase with inflation.

Liquidity and Capital Resources - Congoleum

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 9 of the Notes to the Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K, for a discussion of Congoleum's bankruptcy proceedings. These matters will have a material adverse impact on liquidity and capital resources. During 2005, Congoleum paid $27.2 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Eighth Plan and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2005, Congoleum had $14.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when Congoleum or the Plan Trust receives funds from insurance settlements or other sources. There can be no assurances that these reimbursements will be received, or that the terms providing for such reimbursements will not be modified. Congoleum expects to spend a further $19.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities in addition to the $8.9 million insurance settlement being held as restricted cash. It also expects to spend a further $11.5 million at a minimum in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. Congoleum currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at December 31, 2005 was approximately $19.0 million, including interest on the unpaid interest due. In February 2006, the Bankruptcy Court ordered a law firm formerly representing Congoleum to disgorge all fees and certain expenses it was paid by Congoleum. The law firm is expected to appeal from this ruling once an order embodying the ruling has been entered by the Bankruptcy Court. It is expected that the amount of the disgorgement will range from approximately $8.2 million to $9.8 million. Pursuant to the terms of the Eighth Plan, holders of the Senior Notes would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). There can be no assurance that the Plan, which is ultimately confirmed, will provide for such interest forgiveness. Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust.

Pursuant to the terms of the Eighth Plan Congoleum is to make a cash contribution of approximately $7.7 million to the Plan Trust when the plan goes effective. The Eighth Plan also provides that the maturity of the Senior Notes will be extended by three years from August 2008 to August 2011. There can be no assurance that the plan which is ultimately confirmed, if any, will provide for such interest forgiveness or maturity extension.

As part of the Eighth Plan, Congoleum expects that it will issue a convertible security (the "New Convertible Security") to the Plan Trust. Under the terms of the Eighth Plan, the New Convertible Security means either shares of preferred stock or convertible promissory notes to be issued by reorganized Congoleum and contributed to the Plan Trust on the effective date in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it shall have the following terms:
(i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount, if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of the plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of the effective date of the plan of reorganization and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or reorganized Congoleum following the tenth anniversary of the effective date of the plan of reorganization; (iv) a mandatory redemption on the fifteenth anniversary of the effective date of the plan of reorganization if not redeemed earlier; (v) convertible into 5,700,000 shares of Congoleum Class A common stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Congoleum Class A common stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and (v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan. Although the earliest redemption or repayment date for the New Convertible Security does not occur until its tenth anniversary of issuance, this obligation may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the New Convertible Security will require Congoleum to make regularly scheduled dividend or interest payments prior to such instrument's redemption or maturity date.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2005, were $24.5 million, a decrease of $5.2 million from December 31, 2004. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.7 million and $1.2 million at December 31, 2005 and December 31, 2004, respectively, are recorded as restricted cash. Additionally, $8.9 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2004. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $28.0 million at December 31, 2005, down from $35.3 million one year earlier. The ratio of current assets to current liabilities at December 31, 2005 was 1.3 to 1.0, compared to 1.4 to 1.0 at December 31, 2004. The ratio of debt to total capital at December 31, 2005 was 0.48 to 1.0 compared to 0.47 to 1.0 at December 31, 2004. Net cash provided by operations during the year ended December 31, 2005 was $1.6 million, as compared to net cash provided by operations of $31.1 million in 2004. Net cash from operations decreased from 2004 to 2005 due to a decline in operating results, lower accrued expenses and the non-recurrence of the one time benefit realized in 2004 from the resumption of normal trade credit which had contracted at the end of 2003.

Capital expenditures in 2005 totaled $4.3 million. Congoleum is currently planning capital expenditures of approximately $5 million in 2006 and between $5 million and $7 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at December 31, 2005. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2005, based on the level of receivables and inventory, $16.8 million was available under the facility, of which $4.4 million was utilized for outstanding letters of credit and $9.4 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if Congoleum's plan of reorganization is not confirmed before that time.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 8 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum generated $1.6 million in cash from operations in 2005 (as more fully discussed above), which includes the benefit of $9.9 million of accrued but unpaid interest on long-term debt. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future. To meet the funding obligations under the Eighth Plan, Congoleum anticipates it will need to obtain the contemplated forgiveness of interest on the Senior Notes and obtain reimbursement for any unreimbursed coverage litigation costs. Actual sources and uses of funds to consummate the effectiveness of the Eighth Plan or any other plan may differ from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves Congoleum with sufficient liquidity that further reorganization will not be needed. Congoleum's inability to obtain confirmation of the Eighth Plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements.

The following table summarizes Congoleum's contractual obligations, adjusted for terms of the Eighth Plan, for future principal and interest payments on its debt, future minimum rental payments on its non-cancelable operating leases, future minimum pension plans and other post-employment benefits ("OPEB") funding and obligations to the Plan Trust pursuant to the Eighth Plan at December 31, 2005. Congoleum does not have payment obligations under capital leases or long-term purchase contracts.

                                               Payments due by Period
                                                   (In thousands)
                                                                                                 2011 and
                         Total        2006        2007        2008        2009         2010     Thereafter
                       -----------------------------------------------------------------------------------
Long-term debt         $100,000                                                                  $100,000
Interest on long-
  term debt(1)           59,157     $19,612     $ 8,628     $ 8,628     $ 8,628     $  8,628        5,033
Operating leases         11,758       2,637       2,625       2,428       2,229        1,839           --
Pension plans
  funding(2)             53,591       4,848       4,923       4,993       5,132        5,285       28,410
OPEB funding(3)           6,890         481         539         594         605          661        4,010
Contribution to
   Plan Trust(4)          7,658       7,658          --          --          --           --           --
Principal and
  dividend or
  interest for
  Security to Plan
  Trust(4)                5,198          --         246         246         246          246        4,214
           ----------------------------------------------------------------------------------------------

                       $244,252     $35,236     $16,961     $16,889     $16,840     $ 16,659     $141,667
           ==============================================================================================

(1) The principal and interest payments assume Congoleum's reorganization plan is effective as of December 31, 2006 and that $10 million of interest during the pendency of the reorganization is forgiven, and the maturity date of the Senior Notes extended by three years, as contemplated in the Eighth Plan.
(2) The projected pension plans funding was actuarially determined using the following assumptions: i) current funding laws remain unchanged, ii) there are no gains or losses for 2006 and later, iii) the discount rates used for the projection are the same as the rates used for the pension valuations as of December 31, 2005 (see Note 7 of Notes to Consolidated Financial Statements, which are contained in Item 8 of this Annual Report on Form 10-K), and iv) for years after 2011, projected contributions are assumed to increase with inflation.
(3) Congoleum's other post employment benefit plan is an unfunded plan. Funding requirements each year are assumed to approximate the expenses for each year (see Note 7 of Notes to Consolidated Financial Statements), which are contained in Item 8 of this Annual Report on Form 10-K.
(4) Payments of cash, principal and dividend or interest to the Plan Trust assume Congoleum's Eighth Plan is effective December 31, 2006 and do not include any additional principal or dividends or interest thereon resulting from any adjustments to the New Convertible Security upon the one year anniversary of the plan effective date.

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

Certain legal and administrative claims are pending or have been asserted against ABI. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Notes 1, 8 and 9 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.)

During 2003, the Company decided to cease operations at its Janus Flooring division and recorded a charge of $8.5 million in the second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. The Company disposed of substantially all of the assets of Janus Flooring, other than the real estate, during 2003. Future expenditures related to this discontinued operation are not expected to be material, and the Company expects to realize approximately $4.0 million in net future cash proceeds from the sale of the real estate. Any net sales proceeds are expected to be applied to repaying amounts outstanding under the Company's credit facilities. During 2005, the Company entered into a purchase and sale agreement for the land and building for an amount in excess of the carrying value of the property. The Company expects the sale will close in the second quarter of 2006. If the Company is unable to timely sell or otherwise dispose of the assets of Janus on terms acceptable to ABI and in accordance with applicable regulatory or other legal requirements, including Canadian regulations and laws, such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Asbestos Liabilities - As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products. ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a five year horizon. Accordingly, the Company's estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next five years. A change in assumptions could have a material effect on the Company's estimated liability. For example, it is estimated that a 1% decrease in the Company's dismissal rate would result in a 38% increase in liability assuming all other variables remained constant.

Due to the highly subjective nature of these assumptions, the Company has estimated a wide range of potential future costs and insurance recoveries and, because management believes that no amount within the range is more likely than any other, has recorded a liability and insurance receivable based on the low end of the range in accordance with accounting principles generally accepted in the United States. As such, the selection of a different amount within the range could have a material effect on the Company's consolidated financial statements, as could future developments, which may differ from those assumed in developing the Company's estimates. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. The Company analyzes these estimates on an annual basis and reassesses the assumptions used as additional information becomes available over the course of time.

Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2005, Congoleum paid $27.2 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies. Pursuant to terms of the Claimant Agreement and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2005, Congoleum had $14.8 million recorded as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when Congoleum or the Plan Trust receives funds from insurance settlements or other sources. There can be no assurances that these reimbursements will be received or that the terms providing for such reimbursements will not be modified. Congoleum expects to spend a further $19.5 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan or reorganization, which amount is recorded in its reserve for asbestos-related liabilities (in addition to the $8.9 million insurance settlement being held as restricted cash). It also expects to spend a further $11.5 million at a minimum in connection with pursuit of insurance coverage, for which it expects to be reimbursed as discussed above. Congoleum currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court. Required expenditures could be materially higher than these estimates.

Congoleum expects that insurance will provide the substantial majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself. Congoleum does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

In light of its bankruptcy filing and proposed plan of reorganization, Congoleum believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. Congoleum estimates the minimum remaining amount of the contributions and costs to be $19.5 million, which it has recorded as a current liability. These amounts do not include the liability associated with a $14.5 million insurance settlement recorded as restricted cash, which Congoleum expects to contribute, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. At December 31, 2005 this liability (comprised of the original settlement plus interest to date, less $6.1 million in reimbursements approved by the bankruptcy court) amounted to $8.9 million and is included in current asbestos-related liabilities. Congoleum is not yet able to determine the additional costs that may be required to effect a new amended plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher.

Congoleum will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to Congoleum's earnings in future periods.

Consolidation of Congoleum - The Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. The Company expects to continue to control Congoleum while it is in bankruptcy. Additionally, under the terms of the Eighth Plan, which remains subject to creditor acceptance, Bankruptcy Court approval, and numerous other contingencies, ABI would continue to have control through a majority of share votes. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses. ABI's reported consolidated financial condition, operating results and cash flows consolidated results would be materially different if they did not include Congoleum.

Environmental Contingencies - As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third party sites and Company owned sites. The Company accrues for its estimate of future remediation activities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities are determined to be reimbursable by insurance coverage or payment from third parties, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery. A receivable reserve is recorded when recoveries are disputed or are not highly probable. These estimates are based on certain assumptions such as the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods. The Company closely monitors existing and potential environmental matters in an effort to minimize costs.

Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of SFAS 109. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. It is possible that the facts underlying these assumptions may not materialize in future periods, which may require the Company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. In 2005, the Company assumed that the expected long-term rate of return on plan assets will be 7.0%-7.5%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2005, the Company determined this rate to be 6.0%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at December 31, 2005, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding long-term debt as of December 31, 2005 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Canada, Belgium and Singapore and sells those products in those markets as well as countries of Europe and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and Canadian dollar and the U.S. dollar and the Euro. When the U.S. dollar strengthens against the Canadian dollar or Euro, the U.S. dollar value of foreign currency sales decreases. When the U.S. dollar weakens, the U.S. dollar value of the foreign currency amount of sales increases.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     American Biltrite Inc. and Subsidiaries

         Consolidated Balance Sheets with Consolidating Details - Assets
                            (In thousands of dollars)

                                             December 31         Eliminations            Congoleum             American Biltrite
                                          2005        2004      2005      2004        2005        2004         2005         2004
                                        -------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents             $ 29,184   $ 34,691                        $ 24,511    $ 29,710     $  4,673    $  4,981
   Restricted cash                         11,644     15,682                          11,644      15,682
   Accounts and notes receivable,
     less allowances for doubtful
     accounts and discounts of
     $2,820 in 2005 and $2,745
     in 2004                               41,742     43,591   $(455)   $(1,036)      17,092      17,621       25,105      27,006
   Inventories                             77,127     76,036    (166)      (268)      34,607      39,623       42,686      36,681
   Assets of discontinued operation         3,142      2,952                                                    3,142       2,952
   Deferred income taxes                   18,036     12,636                          16,735      10,678        1,301       1,958
   Prepaid expenses & other
     current assets                        24,062      6,826                          20,139       5,124        3,923       1,702
                                        -------------------------------------------------------------------------------------------
     Total current assets                 204,937    192,414    (621)    (1,304)     124,728     118,438       80,830      75,280

Property, plant & equipment, net          115,336    124,070                          73,207      79,550       42,129      44,520

Other assets:
   Insurance for asbestos-
     related liabilities                    8,950      7,500                                                    8,950       7,500
   Goodwill, net                           11,726     11,300                                                   11,726      11,300
   Other assets                            15,895     20,001    (147)      (186)       9,412      14,894        6,630       5,293
                                        -------------------------------------------------------------------------------------------
                                           36,571     38,801    (147)      (186)       9,412      14,894       27,306      24,093
                                        -------------------------------------------------------------------------------------------

Total assets                             $356,844   $355,285   $(768)   $(1,490)    $207,347    $212,882     $150,265    $143,893
                                        ===========================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

            Consolidated Balance Sheets with Consolidating Details -
                      Liabilities and Stockholders' Equity
               (In thousands of dollars, except per share amounts)

                                               December 31           Eliminations             Congoleum          American Biltrite
                                             2005      2004         2005      2004         2005       2004        2005       2004
                                          ------------------------------------------------------------------------------------------
Liabilities
Current liabilities:
   Accounts payable                       $ 22,144   $ 18,700    $  (455)   $    (57)    $ 12,245   $ 10,295    $ 10,354   $  8,462
   Accrued expenses                         42,976     48,605         --        (979)      22,703     28,066      20,273     21,518
   Asbestos-related liabilities             28,369     21,079                              28,369     21,079
   Liabilities of discontinued
      operation                                200        165                                                        200        165
   Notes payable                            19,062     17,036                               9,404      9,500       9,658      7,536
   Current portion of
     long-term debt                         20,451     21,411                                                     20,451     21,411
   Liabilities subject to
     compromise                             23,990     14,225                              23,990     14,225
                                          ------------------------------------------------------------------------------------------
     Total current liabilities             157,192    141,221       (455)     (1,036)      96,711     83,165      60,936     59,092

Long-term debt, less
   current portion                           1,963      2,790                                                      1,963      2,790
Asbestos-related liabilities                 9,500     10,238                                  --      2,738       9,500      7,500
Other liabilities                           29,625     25,237                              16,735     10,678      12,890     14,559
Noncontrolling interests                     1,365        623                                                      1,365        623
Liabilities subject to compromise          138,714    137,104       (147)       (186)     138,861    137,290
                                          ------------------------------------------------------------------------------------------
Total liabilities                          338,359    317,213       (602)     (1,222)     252,307    233,871      86,654     84,564

Stockholders' equity
   Common stock, par value
     $.01, authorized 15,000,000
     shares, issued 4,607,902 shares            46         46        (93)        (93)          93         93          46         46
   Additional paid-in capital               19,570     19,548    (49,126)    (49,106)      49,126     49,106      19,570     19,548
   Retained earnings                        31,913     49,526     35,129      35,007      (65,405)   (43,830)     62,189     58,349
   Accumulated other comprehensive loss    (17,912)   (15,916)     6,111       6,111      (20,961)   (18,545)     (3,062)    (3,482)
   Less cost of 1,166,351 shares
     of common stock in treasury           (15,132)   (15,132)     7,813       7,813       (7,813)    (7,813)    (15,132)   (15,132)
                                          ------------------------------------------------------------------------------------------
   Total stockholders' equity               18,485     38,072       (166)       (268)     (44,960)   (20,989)     63,611     59,329
                                          ------------------------------------------------------------------------------------------

Total liabilities and
   stockholders' equity                   $356,844   $355,285    $  (768)   $ (1,490)    $207,347   $212,882    $150,265   $143,893
                                          ==========================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

        Consolidated Statements of Operations with Consolidating Details
               (In thousands of dollars, except per share amounts)

                                            Years Ended December 31              Eliminations
                                           2005       2004      2003       2005     2004     2003
                                        ------------------------------------------------------------

Net sales                                $445,172   $433,869   $416,569    $ 290   $   157   $(56)

Cost of products sold                     334,324    315,270    307,647     (115)      (30)   (56)
Selling, general & administrative
   expenses                                94,122    101,790    107,137       --      (900)    --
Asbestos-related reorganization
   charges                                 25,326      5,000      3,705
                                        ------------------------------------------------------------
(Loss) income from operations              (8,600)    11,809     (1,920)     405     1,087     --
Other income (expense)
   Interest income                            639        128        191
   Interest expense                       (13,028)   (12,465)   (11,576)
   Other income (expense)                   2,695      1,336      3,359     (303)   (1,115)    --
                                        ------------------------------------------------------------
                                           (9,694)   (11,001)    (8,026)    (303)   (1,115)    --
                                        ------------------------------------------------------------
(Loss) income before taxes and
   other items                            (18,294)       808     (9,946)     102       (28)    --
(Benefit from) provision for
   income taxes                            (1,534)    (1,681)    (3,323)
Noncontrolling interests                     (636)      (107)      (174)
                                        ------------------------------------------------------------
   Net (loss) income from continuing
     operations                           (17,396)     2,382     (6,797)     102       (28)    --
Discontinued operation (net of
   tax benefit of $2,178 in 2003)            (237)      (429)    (7,361)
                                        ------------------------------------------------------------

Net (loss) income                        $(17,633)  $  1,953   $(14,158)   $ 102   $   (28)  $ --
                                        ============================================================

                                                   Congoleum                     American Biltrite
                                          2005       2004      2003        2005        2004       2003
                                       ------------------------------------------------------------------

Net sales                               $237,626   $229,493   $220,706   $207,256    $204,219   $195,919

Cost of products sold                    183,734    167,844    166,864    150,705     147,456    140,839
Selling, general & administrative
   expenses                               43,503     47,925     53,206     50,619      54,765     53,931
Asbestos-related reorganization
   charges                                25,326      5,000      3,705
                                       ------------------------------------------------------------------
(Loss) income from operations            (14,937)     8,724     (3,069)     5,932       1,998      1,149
Other income (expense)
   Interest income                           438        114         63        201          14        128
   Interest expense                      (10,411)    (9,446)    (8,906)    (2,617)     (3,019)    (2,670)
   Other income (expense)                    760      1,011      1,276      2,238       1,440      2,083
                                       ------------------------------------------------------------------
                                          (9,213)    (8,321)    (7,567)      (178)     (1,565)      (459)
                                       ------------------------------------------------------------------
(Loss) income before taxes and
   other items                           (24,150)       403    (10,636)     5,754         433        690
(Benefit from) provision for
income taxes                              (2,575)    (2,545)    (3,874)     1,041         864        551
Noncontrolling interests                                                     (636)       (107)      (174)
                                       ------------------------------------------------------------------
   Net (loss) income from continuing
     operations                          (21,575)     2,948     (6,762)     4,077        (538)       (35)
Discontinued operation (net of
   tax benefit of $2,178 in 2003)                                            (237)       (429)    (7,361)
                                       ------------------------------------------------------------------

Net (loss) income                       $(21,575)  $  2,948   $ (6,762)  $  3,840    $   (967)  $ (7,396)
                                       ==================================================================

                                                       Basic                                 Diluted
                                             2005       2004       2003             2005       2004       2003
                                          --------------------------------      ---------------------------------
Net (loss) income per common share          $(5.05)     $ 0.69   $ (1.97)         $(5.05)     $ 0.66     $(1.97)
   from continuing operations
Discontinued operation                       (0.07)      (0.12)    (2.14)          (0.07)      (0.12)     (2.14)
                                          --------------------------------      ---------------------------------

Net (loss) income per common share          $(5.12)     $ 0.57   $ (4.11)         $(5.12)     $ 0.54     $(4.11)
                                          ================================      =================================
Weighted average number of
   common and equivalent shares
   outstanding                               3,442       3,442     3,442           3,442       3,458      3,442
                                          ================================      =================================

Dividends declared per common share         $  --       $   --   $0.1875
                                          ================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

       Consolidated Statements of Cash Flows with Consolidating Details -
                              Operating Activities
                            (In thousands of dollars)
                              (Revised, See Note 1)

                                               Years Ended December 31            Eliminations
                                             2005        2004      2003       2005    2004    2003
                                           --------------------------------------------------------

Operating activities
  Net (loss) income                        $(17,633)  $  1,953   $(14,158)   $ 102   $ (28)   $ --
  Net loss from discontinued operation          237        429      7,361
                                           --------------------------------------------------------
    Net (loss) income from continuing
      operations                            (17,396)     2,382     (6,797)     102     (28)     --
  Adjustments to reconcile net (loss)
    income to net cash provided
    (used) by operating activities:
    Depreciation and amortization            16,468     17,539     18,026
    Provision for doubtful accounts
      and discounts                           2,922      2,631      2,691
    Deferred income taxes                      (588)       457     (2,243)
    Asbestos-related charge                  25,326      5,000      3,705
    Gain on sale of property                 (2,303)        --         --
    Change in operating assets and
      liabilities:
      Accounts and notes receivable          (1,091)   (11,146)     3,470     (434)   (756)     --
      Inventories                              (599)     6,620     10,722     (102)     28      --
      Prepaid expenses & other current
        assets                               (5,368)     4,733      7,495
      Accounts payable and accrued
        expenses                              8,793     25,528    (26,373)     434     756      --
      Asbestos-related liabilities          (27,220)   (10,754)   (21,233)
      Asbestos-related reimbursement
        from insurance settlement             6,091         --      2,466
      Noncontrolling interests                  742        107        174
      Other                                  (2,299)    (3,046)    (1,050)
                                           --------------------------------------------------------
Net cash provided (used) by operating         3,478     40,051     (8,947)      --      --      --
   activities of continuing operations
Net cash (used) provided by operating
   activities of discontinued operations       (289)    (1,002)     1,693
                                           --------------------------------------------------------

Net cash provided (used) by
   operating activities                    $  3,189   $ 39,049   $ (7,254)   $  --   $  --    $ --
                                           ========================================================

                                                      Congoleum                    American Biltrite
                                              2005       2004       2003         2005      2004     2003
                                           ----------------------------------------------------------------

Operating activities
  Net (loss) income                         $(21,575)  $  2,948   $ (6,762)    $ 3,840   $  (967)  $(7,396)
  Net loss from discontinued operation                                             237       429     7,361
                                           -----------------------------------------------------------------
    Net (loss) income from continuing
      operations                             (21,575)     2,948     (6,762)      4,077      (538)      (35)
  Adjustments to reconcile net (loss)
    income to net cash provided
    (used) by operating activities:
    Depreciation and amortization             11,002     11,428     11,761       5,466     6,111     6,265
    Provision for doubtful accounts
      and discounts                                                              2,922     2,631     2,691
    Deferred income taxes                         --         --       (882)       (588)      457    (1,361)
    Asbestos-related charge                   25,326      5,000      3,705
    Gain on sale of property                                                    (2,303)       --         -
    Change in operating assets and
      liabilities:
      Accounts and notes receivable              529     (4,061)     3,473      (1,186)   (6,329)       (3)
      Inventories                              5,016      5,372      5,730      (5,513)    1,220     4,992
      Prepaid expenses & other current
        assets                                (3,160)     2,340      1,920      (2,208)    2,393     5,575
      Accounts payable and accrued
        expenses                               7,866     21,894    (18,469)        493     2,878    (7,904)
      Asbestos-related liabilities           (27,220)   (10,754)   (21,233)
      Asbestos-related reimbursement
        from insurance settlement              6,091         --      2,466
      Noncontrolling interests                                                     742       107       174
      Other                                   (2,315)    (3,102)    (1,664)         16        56       614
                                           -----------------------------------------------------------------
Net cash provided (used) by operating
   activities of continuing operations         1,560     31,065    (19,955)      1,918     8,986    11,008
Net cash (used) provided by operating
   activities of discontinued operations                                          (289)   (1,002)    1,693
                                           -----------------------------------------------------------------

Net cash provided (used) by
   operating activities                     $  1,560   $ 31,065   $(19,955)    $ 1,629   $ 7,984   $12,701
                                           =================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

       Consolidated Statements of Cash Flows with Consolidating Details -
                        Investing & Financing Activities
                            (In thousands of dollars)
                              (Revised, See Note 1)

                                                 Years Ended December 31             Eliminations
                                               2005        2004      2003       2005      2004    2003
                                            -----------------------------------------------------------

Investing activities
   Investments in property, plant and
     equipment                                $(6,885)    $(5,855)   $(7,445)
   Proceeds from sale of property               2,327          30         --
   Acquisition                                 (1,400)         --         --
                                            -----------------------------------------------------------
Net cash used by investing activities
   of continuing operations                    (5,958)     (5,825)    (7,445)
Net cash provided by investing
   activities of discontinued operations           --          --        369
                                            -----------------------------------------------------------
Net cash used by investing activities          (5,958)     (5,825)    (7,076)

Financing activities
   Net short-term borrowings (payments)         1,742      (1,675)     2,586
   Payments on long-term debt                  (2,748)       (941)    (1,203)
   Net change in restricted cash               (2,408)        605     (1,757)
   Dividends paid                                  --          --       (645)
   Exercise of subsidiary stock options            20           1         --
                                            -----------------------------------------------------------
Net cash (used) provided by financing
   activities of continuing operations         (3,394)     (2,010)    (1,019)
Net cash provided by financing
   activities of discontinued operations           --          --      1,007
                                            -----------------------------------------------------------
Net cash (used) provided by financing
   activities                                  (3,394)     (2,010)       (12)
Effect of foreign exchange rate changes
   on cash                                        656        (482)    (1,859)
                                            -----------------------------------------------------------

Net (decrease) increase in cash                (5,507)     30,732    (16,201)
Cash and cash equivalents at beginning
   of year                                     34,691       3,959     20,160
                                            -----------------------------------------------------------

Cash and cash equivalents at end of year      $29,184     $34,691    $ 3,959
                                            ===========================================================

                                                     Congoleum                      American Biltrite
                                             2005       2004        2003       2005        2004        2003
                                            -----------------------------------------------------------------

Investing activities
   Investments in property, plant and
     equipment                              $(4,274)   $(3,428)   $ (4,628)   $(2,611)   $(2,427)    $(2,817)
   Proceeds from sale of property                --         30          --      2,327         --          --
   Acquisition                                                                 (1,400)        --          --
                                            -----------------------------------------------------------------
Net cash used by investing activities
   of continuing operations                  (4,274)    (3,398)     (4,628)    (1,684)    (2,427)     (2,817)
Net cash provided by investing
   activities of discontinued operations                                           --         --         369
                                            -----------------------------------------------------------------
Net cash used by investing activities        (4,274)    (3,398)     (4,628)    (1,684)    (2,427)     (2,448)

Financing activities
   Net short-term borrowings (payments)         (97)      (732)     10,232      1,839       (943)     (7,646)
   Payments on long-term debt                                                  (2,748)      (941)     (1,203)
   Net change in restricted cash             (2,408)       605      (1,757)
   Dividends paid                                                                  --         --        (645)
   Exercise of subsidiary stock options          20          1          --
                                            -----------------------------------------------------------------
Net cash (used) provided by financing
   activities of continuing operations       (2,485)      (126)      8,475       (909)    (1,884)     (9,494)
Net cash provided by financing
   activities of discontinued operations                                           --         --       1,007
                                            -----------------------------------------------------------------
Net cash (used) provided by financing
   activities                                (2,485)      (126)      8,475       (909)    (1,884)     (8,487)
Effect of foreign exchange rate changes
   on cash                                                                        656       (482)     (1,859)
                                            -----------------------------------------------------------------

Net (decrease) increase in cash              (5,199)    27,541     (16,108)      (308)     3,191         (93)
Cash and cash equivalents at beginning
   of year                                   29,710      2,169      18,277      4,981      1,790       1,883
                                            -----------------------------------------------------------------

Cash and cash equivalents at end of year    $24,511    $29,710    $  2,169    $ 4,673    $ 4,981     $ 1,790
                                            =================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
               (In thousands of dollars, except per share amounts)

                                                                                       Accumulated
                                                       Additional                         Other                            Total
                                           Common        Paid-in      Retained        Comprehensive       Treasury     Stockholders'
                                           Stock         Capital      Earnings             Loss            Stock           Equity
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2002                $ 46         $19,548      $ 62,376         $(19,300)          $(15,132)       $ 47,538

Comprehensive loss:
  Net loss for 2003                                                    (14,158)                                            (14,158)
  Other comprehensive income                                                                244                                244
                                                                                                                         -----------
Total comprehensive loss                                                                                                   (13,914)

Dividends declared ($.1875 per share)                                     (645)                                               (645)
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2003                  46          19,548        47,573          (19,056)           (15,132)         32,979

Comprehensive income:
  Net income for 2004                                                    1,953                                               1,953
  Other comprehensive income                                                              3,140                              3,140
                                                                                                                         -----------
Total comprehensive income                                                                                                   5,093
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2004                  46          19,548        49,526          (15,916)           (15,132)         38,072

Comprehensive loss:
  Net loss for 2005                                                    (17,633)                                            (17,633)
  Other comprehensive loss                                                               (1,996)                            (1,996)
                                                                                                                         -----------
Total comprehensive loss                                                                                                   (19,629)

Stock compensation                                            22                                                                22
Effect of Congoleum stock option
  exercises                                                                 20                                                  20
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2005                $ 46         $19,570      $ 31,913         $(17,912)          $(15,132)       $ 18,485
                                        ============================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2005


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

As discussed more fully below and elsewhere in these footnotes, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. Congoleum's results include losses (including other comprehensive losses) of $45.0 million in excess of the value of ABI's investment in Congoleum at December 31, 2005. ABI continues to own a majority of the voting stock of Congoleum. The Company expects to continue to control Congoleum while it is in bankruptcy. Additionally, under the terms of Congoleum's Eighth Plan, which remains subject to Bankruptcy Court approval and numerous other conditions, ABI would continue to maintain voting control, although its interest in Congoleum would be diluted by the issuance of additional Congoleum Class A Common Stock to the Plan Trust. Congoleum believes that its bankruptcy proceeding could be concluded during 2006. The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

As more fully discussed in Notes 8 and 9 of Notes to Consolidated Financial Statements, the Company's subsidiary Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products and is seeking confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability.

As part of Congoleum's plan of reorganization, ABI expects that Congoleum's indemnification obligations to ABI with respect to current and future asbestos personal injury claims related to ABI's former Tile Division operations not covered by ABI insurance will be channeled to the plan trust established under section 524(g) of the Bankruptcy Code pursuant to Congoleum's Chapter 11 plan of reorganization. However, Congoleum's current plan of reorganization does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

ABI and Congoleum expect to contribute, among other things, to the plan trust that would be established pursuant to Congoleum's Chapter 11 reorganization $250 thousand in cash from ABI, approximately $7.7 million in cash from Congoleum's
3.8 million shares of newly issued Class A Common stock from Congoleum, and a security from Congoleum in an aggregate principal or redemption amount equal to approximately 36% of the equity value of Congoleum one year after its reorganization plan goes effective. ABI does not expect that Congoleum's contribution to the plan trust would have a material adverse effect on ABI's liquidity or capital resources. The initial principal or redemption amount of the security that Congoleum will contribute to the trust under the proposed plan is $2.7 million but is subject to increase based upon the average equity value of Congoleum during the 90 consecutive trading days ending on the first anniversary of the effective date of Congoleum's confirmed Chapter 11 plan of reorganization, which could be materially higher.

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

Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's liabilities as of December 31, 2003 have been reclassified as liabilities subject to compromise. Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

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

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have generally been within management's expectations. For the years ended December 31, 2005, 2004 and 2003, the Company had two customers that accounted for 36%, 37%, and 35% of net sales, respectively. At December 31, 2005 and 2004, one customer accounted for 13% and 18% of trade receivables outstanding, respectively. Also at December 31, 2005 and 2004 another customer accounted for 10% and 15% of trade receivables outstanding, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most of the Company's domestic inventories. The use of LIFO results in a better matching of costs and revenues. Cost is determined by the first-in, first-out (FIFO) method for the Company's foreign inventories. The Company records as a charge to cost of products sold any amounts required to reduce the carrying value of inventories to net realizable value.

Inventory costs include expenses that are directly or indirectly incurred in the acquisition and production of merchandise and manufactured products for sale. Expenses include the cost of materials and supplies used in production, direct labor costs and allocated overhead costs such as depreciation, utilities, insurance, employee benefits, and indirect labor.

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

Debt Issue Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt agreements. Debt issue costs at December 31, 2005 and 2004 amounted to $0.8 million and $1.2 million, respectively, net of accumulated amortization of $2.5 million and $2.6 million, respectively, and are included in other noncurrent assets.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2002 using the straight-line method principally over 40 years. The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company completed its annual impairment test in the fourth quarter of 2005 and concluded that no adjustment was required to the carrying value of goodwill based on the analysis performed.

During the fourth quarter of 2005, the Company acquired certain assets and assumed certain liabilities of Jay Jewelry, a Florida distributor of costume jewelry (see Note 15). Goodwill of $426 thousand was recorded for this acquisition.

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

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in thousands):

                                                 2005        2004        2003
                                                --------------------------------

      Beginning balance                          $3,039     $ 3,554     $ 3,095
      Accruals                                    4,318       5,280       7,588
      Charges                                    (4,814)     (5,795)     (7,129)
                                                --------------------------------

      Ending balance                             $2,543     $ 3,039     $ 3,554
                                                ================================

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Environmental and Product Liabilities

The Company accrues for costs associated with its environmental claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities are determined to be reimbursable by insurance coverage or other reimbursement, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery. A receivable reserve is recorded when recoveries are disputed or are not highly probable. Legal fees associated with these claims are accrued when the Company deems that their occurrence is probable and the fees are reasonably estimable (see Notes 4, 6 and 8).

Asbestos Liabilities and Congoleum Plan of Reorganization

The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products. The Company records a liability and a corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation. In estimating the Company's asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties including the anticipated costs to settle claims, the claims dismissal rate, the number of claims expected to be received, the applicability and allocation of insurance coverage to these costs, and the solvency of insurance carriers. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

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

Revenue Recognition

Revenue is recognized when products are shipped and title has passed to the customer. Net sales are comprised of the total sales billed during the period less the sales value of estimated returns and sales incentives, which consist primarily of trade discounts and customers' allowances. The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred. Expenses incurred for promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel. Advertising expense (including cooperative advertising) amounted to $2.3 million, $2.4 million and $4.1 million for 2005, 2004 and 2003, respectively. General and administrative expenses include such items as officers' salaries, office supplies, insurance and office rental. In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, and environmental remediation costs. The Company also records shipping, handling, purchasing and finished goods inspection costs in general and administrative expenses. Shipping and handling costs for the years ended December 31, 2005, 2004 and 2003 were $7.9 million, $7.3 million and $6.5 million, respectively. Purchasing and finished goods inspection costs were $2.3 million, $2.7 million and $2.9 million for 2005, 2004 and 2003, respectively.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

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

On November 10, 2005, the Board of Directors of the Company approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, and 1999 Stock Option Plan for Non-Employee Directors. As a result of the acceleration of vesting, options to acquire 195,600 shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable in full. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123(R). The exercise prices of all of the unvested options were lower than the closing trading price of the Company's common stock on the modification date. Under the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the accelerated vesting resulted in a charge for stock-based compensation of approximately $22

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

thousand. The charge was recognized by the Company in November 2005. The Company's pro forma disclosure for 2005 includes the aggregate effect of the accelerated vesting of $479 thousand, net of taxes, as calculated under SFAS No. 123, Accounting for Stock-Based Compensation. The remaining unvested portion would have otherwise been recognized in the Company's consolidating statements of operations over the next four fiscal years, upon the adoption of SFAS No. 123(R) on January 1, 2006. The Company has disclosed stock-based compensation information in accordance with FASB Statement No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123, and SFAS No. 123.

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 3.96%, 4.53% and 4.31%, expected dividend yield of zero percent for 2005 and 2004 and 3.00% for 2003, volatility factor of the expected market price of the Company's common stock of .302, .347 and .286, and a weighted-average expected life of the options of seven and one-half years.

The weighted-average fair value of options granted under ABI's 1999 Stock Award and Incentive Plan for Directors during 2005, 2004 and 2003 was $3.95, $4.58 and $1.90, respectively.

For purposes of pro forma disclosures, the estimated fair value of the ABI options is amortized to expense over the options' vesting period. The estimated pro forma compensation expense for 2005 includes the aggregate compensation expense that would have been recognized in the Company's consolidating statements of operations over the next four fiscal years, upon the adoption of SFAS No. 123(R) on January 1, 2006. This expense was eliminated because of the accelerated vesting of outstanding options in November 2005.

The Company's pro forma information follows (in thousands, except per share amounts):

                                                     Years ended December 31
                                                   2005       2004       2003
                                               ---------------------------------

Net (loss) income                               $(17,633)    $1,953    $(14,158)

Estimated pro forma compensation expense
   from stock options, net of taxes                 (720)      (105)        (18)
                                               ---------------------------------
       Pro forma net (loss) income              $(18,353)    $1,848    $(14,176)
                                               =================================

Pro forma (loss) income per share:
         Basic                                  $  (5.33)    $ 0.54    $  (4.12)
         Diluted                                   (5.33)      0.53       (4.12)

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $6.3 million, $5.8 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Recently Issued Accounting Principles

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In additions, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company's results of operations and financial position.

Reclassifications

Certain amounts in prior years have been reclassified to permit comparison with 2005 classifications. In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations (see Note 16), which in prior periods were reported on a combined basis as a single amount.

2.  Inventories

Inventories at December 31 consisted of the following (in thousands):

                                                             2005         2004
                                                          ----------------------

      Finished goods                                       $50,515      $54,597
      Work-in-process                                       10,370        9,207
      Raw materials and supplies                            16,242       12,232
                                                          ----------------------

                                                           $77,127      $76,036
                                                          ======================

At December 31, 2005, domestic inventories determined by the LIFO inventory method amounted to $44.1 million ($47.6 million at December 31, 2004). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $3.8 million and $0.9 million higher at December 31, 2005 and 2004, respectively. During 2005, 2004 and 2003, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The effect of the liquidations was to increase cost of sales by $445 thousand for 2005, decrease cost of sales by $109 thousand for 2004, and increase cost of sales by $175 thousand for 2003.

                     American Biltrite Inc. and Subsidiaries

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows (in thousands):

                                                           2005         2004
                                                       -------------------------

      Land and improvements                               $  5,526     $  5,526
      Buildings                                             75,162       74,690
      Machinery and equipment                              270,203      267,620
      Construction-in-progress                               5,467        2,289
                                                       -------------------------
                                                           356,358      350,125
      Less accumulated depreciation                        241,022      226,055
                                                       -------------------------

                                                          $115,336     $124,070
                                                       =========================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were approximately $100 thousand for 2005, $200 thousand for 2004 and $300 thousand for 2003.

Depreciation expense amounted to $16.0 million, $17.0 million and $17.4 million in 2005, 2004 and 2003, respectively.

In January 2005, the Company completed the sale of a warehouse building and land located in Tullahoma, Tennessee. The building and land were owned by Tullahoma Properties, L.L.C. ("Tullahoma Properties"), a subsidiary in which ABI owns a 62.5% interest. The building was previously leased to a third party, and upon termination of the lease in 2003, Tullahoma Properties listed the property for sale. The building and land were sold for $2.5 million in cash and a gain of approximately $2.3 million (before non-controlling interest) was recognized and included in other income in the first quarter of 2005.

                     American Biltrite Inc. and Subsidiaries

4.  Accrued Expenses

Accrued expenses at December 31 consisted of the following (in thousands):

                                                            2005         2004
                                                        ------------------------

      Accrued advertising and sales promotions            $24,089      $24,260
      Employee compensation and related benefits            9,499        9,138
      Interest                                                265          191
      Environmental liabilities                             1,124        1,000
      Royalties                                               806        1,118
      Income taxes                                          1,330        3,709
      Other                                                 5,863        9,189
                                                        ------------------------

                                                          $42,976      $48,605
                                                        ========================

As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2005 and 2004 (see Note 9).

5.  Financing Arrangements

Long-term debt at December 31 consisted of the following (in thousands):

                                                             2005         2004
                                                         -----------------------

      Note Purchase Agreement                              $20,000      $20,000
      Other Notes                                            2,414        4,201
                                                         -----------------------
                                                            22,414       24,201
      Less current portion                                  20,451       21,411
                                                         -----------------------

                                                           $ 1,963      $ 2,790
                                                         =======================

Note Purchase Agreement

American Biltrite Inc. is a party to a debt agreement (the "Note Agreement") with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Notes"). The Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its

                     American Biltrite Inc. and Subsidiaries

5.  Financing Arrangements (continued)

subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. During 2004 and for the first quarter of 2005, the Company was obligated to pay the full 2% of that fee. For the second quarter of 2005, the fee was 1%, and for the third and fourth quarters of 2005 it was 0.5%. Principal on the Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006.

The total amount of the Notes have been classified as a current obligation because the Company must extend or replace the Credit Agreement described below by September 30, 2006. A default by the Company under the Credit Agreement would result in a cross-default under the Note Agreement. The Company expects the Credit Agreement will be extended or replaced by September 30, 2006, and that it will obtain a modification or waiver of covenants as needed prior to such extension or replacement, as well as a modification of the covenants under the Note Agreement.

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 25,000 Belgian francs (US $681 thousand at the foreign currency exchange rate in effect when the loan was entered into) and 2,700 Singapore dollars (US $1.5 million at the foreign currency exchange rate in effect when the loan was obtained). The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (5.0% at December 31, 2005) for the Singapore loan. The loans are secured by the property acquired.

The Company, through a Canadian subsidiary, was party to a credit agreement (the "Canadian Credit Agreement") providing a $7.5 million Canadian dollar (US$4.7 million at the foreign currency exchange rate in effect when the credit agreement was obtained) capital loan and an operating loan facility of $10.0 million Canadian dollars. At December 31, 2004, the amounts outstanding on the capital loan and operating loan facility were $2.6 million and $7.5 million, respectively. In May 2005, the Company repaid the borrowings under the Canadian Credit Agreement with proceeds of borrowings under the credit facility under an amended credit agreement with Fleet National Bank (see below). The Canadian Credit Agreement is no longer in effect.

                     American Biltrite Inc. and Subsidiaries

5.  Financing Arrangements (continued)

Revolving Credit Agreement

American Biltrite Inc. is party to a credit agreement (the "Credit Facility") with Fleet National Bank, a Bank of America company ("BofA"), and Bank of America National Association acting through its Canada branch (the "Canadian Lender"). The Credit Facility provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with a revolving credit facility of up to $20 million and a $12 million borrowing sublimit for AB Canada. The amount of domestic borrowings available from time to time under the Credit Facility for the Company may not exceed the lesser of (a) $20 million less the then outstanding amount of borrowings by AB Canada under the Canadian sublimit facility and (b) the applicable borrowing base. The formula used for determining the borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Note Agreement. American Biltrite Inc. and K&M Associates L.P. may also obtain letters of credit in an aggregate amount at any time outstanding of up to $4 million, subject to the Credit Facility's maximum borrowing availability limit discussed above. At December 31, 2005, $9.7 million was outstanding under this credit facility, and outstanding letters of credit totaled $1.4 million. Unused borrowing availability under this agreement at December 31, 2005 was $8.9 million.

Interest is payable quarterly on domestic revolving loans borrowed by American Biltrite Inc. and K&M Associates L.P. under the Credit Facility at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, (b) if a fixed rate is in effect, at a rate between the fixed rate plus 1.0% to a fixed rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Facility, and (c) for loans not based on a LIBOR or fixed rate, the higher of BofA's applicable prime rate and 0.50% plus the federal funds rate, as determined under the Credit Facility. Under the Credit Facility, the Company may generally determine whether interest on domestic revolving loans will be calculated based on a LIBOR based rate, and if BofA elects to make a fixed rate option available, whether interest on revolving loans will be calculated based on a fixed rate.

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

                     American Biltrite Inc. and Subsidiaries

5.  Financing Arrangements (continued)

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

Interest is payable quarterly on revolving loans under the Canadian sublimit facility at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (b) if a LIBOR based rate is not in effect, for outstanding revolving loans denominated in Canadian dollars, the higher of 0.50% plus the applicable 30-day average bankers' acceptance rate as quoted on Reuters CDOR page and the Canadian Lender's applicable prime rate for loans made in Canadian dollars to Canadian customers, and for outstanding revolving loans denominated in United States dollars, the higher of 0.50% plus the federal funds rate as calculated under the Credit Agreement and the applicable rate announced by the Canadian Lender as its reference rate for commercial loans denominated in United States dollars made to a person in Canada. Under the Credit Agreement, AB Canada may generally determine whether interest on revolving loans will be calculated based on a LIBOR based rate.

The Credit Facility expires on September 30, 2006. Although the Company expects that the Credit Facility will be extended or replaced by that date, and that it will obtain a modification or waiver of covenants as needed prior to such extension or replacement, as well as a modification of the covenants under the Note Agreement, there can be no assurances in this regard.

Debt Covenants

The Credit Facility and the Note Agreement contain certain covenants that the Company must satisfy. The covenants included in the Credit Facility and the Note Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. In addition, the Credit Facility includes a financial covenant that requires the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters ending June 30, 2006 to exceed 150% of the Company's consolidated pro forma fixed charges for the 12-month period beginning immediately after June 30, 2006, as determined under the Credit Facility (the "Pro Forma Financial Covenant"). The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest,

                     American Biltrite Inc. and Subsidiaries

5.  Financing Arrangements (continued)

taxes, depreciation and amortization less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. In addition, beginning on September 30, 2006, the Note Agreement requires the Company to satisfy a different set of financial covenants, including a minimum ratio of current assets to current liabilities, a minimum ratio of adjusted EBITDA to fixed charges, a cap on the amount of debt as a percentage (45%) of tangible net worth, a cap on the amount of priority debt (generally, debt of a Company subsidiary (not including Congoleum) that is not a guarantor under the Note Agreement plus secured debt of the Company) as a percentage (15%) of tangible net worth, a minimum leverage ratio, and a minimum amount of tangible net worth.

Pursuant to the Credit Facility and the Note Agreement, the Company and certain of its subsidiaries granted BofA, the Canadian Lenders and Prudential a security interest in most of the Company's and its subsidiaries' assets. The security interest granted does not include the shares of capital stock or the assets of the Company's subsidiary Congoleum. In addition, pursuant to the Credit Facility and the Note Agreement, certain of the Company's subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Facility and the Note Agreement.

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

                     American Biltrite Inc. and Subsidiaries

5.  Financing Arrangements (continued)

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

The credit agreement governing the Company's Credit Facility includes a covenant that takes effect for periods after June 30, 2006 that the Company does not anticipate it will meet, and the Company also does not anticipate it will meet certain covenants under the Note Agreement that take effect September 30, 2006. Pursuant to the terms of those agreements, a default by the Company under one of those agreements triggers a cross-default under the other agreement. The Company expects it will obtain a modification or waiver of covenants as needed prior to an extension or replacement of the Credit Facility, as well as a modification of the covenants under the Note Agreement.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at December 31, 2005. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2005, based on the level of receivables and inventory, $16.8 million was available under the facility, of which $4.4 million was utilized for outstanding letters of credit and $9.4 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While

                     American Biltrite Inc. and Subsidiaries

5.  Financing Arrangements (continued)

Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if Congoleum's plan of reorganization is not confirmed before that time.

The terms of certain of the Company's loan agreements include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures. Certain agreements also have covenants requiring maintenance of minimum net worth levels, current ratios, and fixed charge coverage ratios and maximum debt levels and debt to EBITDA ratios. Retained earnings, which were unrestricted as to such distributions, amounted to $2.9 million at December 31, 2005.

Interest paid on all outstanding debt amounted to $3.2 million in 2005, $3.3 million in 2004 and $11.5 million in 2003. As noted above, in connection with its Chapter 11 bankruptcy proceedings, Congoleum did not pay the interest due on its $100 million 8 5/8% Senior Notes during 2005 and 2004.

Principal payments on the Company's long-term debt obligations (other than Congoleum debt classified as liability subject to compromise) due in each of the next five years are as follows (in thousands):

          2006                                               $4,451
          2007                                                4,491
          2008                                                4,414
          2009                                                4,082
          2010                                                4,085
          2011 and thereafter                                   891

The amounts above include five annual payments of $4 million, beginning August 2006, for the $20 million of notes outstanding under the Note Agreement. As discussed above, the total amount of the Notes has been classified as a current obligation because the Company must extend or replace the Credit Agreement by September 30, 2006.

                     American Biltrite Inc. and Subsidiaries

5.  Financing Arrangements (continued)

8 5/8% Senior Notes due 2008

On August 3, 1998, Congoleum issued $100 million of 8 5/8% Senior Notes maturing August 1, 2008 priced at 99.505 to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to date of redemption. The Indenture under which the notes were issued includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. During 2003, the indenture was amended to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. In addition, due to the Chapter 11 proceedings, Congoleum was precluded from making the interest payments on the Senior Notes due in February and August of both 2005 and 2004 and February 2006. The amount of accrued interest that was not paid on the Senior Notes as of December 31, 2005 was approximately $17.3 million (not including accrued interest on overdue interest). The amount of interest accrued at December 31, 2005 and 2004 was approximately $19.0 million and $12.7 million, respectively. As of December 31, 2005 and 2004, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.9 million and $99.8 million, respectively. These amounts, plus accrued interest, are included in liabilities subject to compromise on the balance sheet.

6.  Other Liabilities

Other liabilities at December 31 consisted of the following (in thousands):

                                                               2005       2004
                                                            --------------------

Pension benefit obligations (less current portion)           $ 2,557    $ 2,615
Environmental remediation and product related liabilities      4,259      4,680
Deferred income taxes                                         21,343     16,531
Other                                                          1,466      1,411
                                                            --------------------

                                                             $29,625    $25,237
                                                            ====================

As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2005 and 2004 (see Note 9).

                     American Biltrite Inc. and Subsidiaries

7.  Pension Plans

The Company sponsors several noncontributory defined benefit pension plans covering most of the Company's employees. Benefits under the plan are based on years of service and employee compensation. Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations. The Company also maintains health and life insurance programs for retirees (reflected in the table below under "Other Benefits").

The following summarizes the change in the benefit obligation, the change in plan assets, the funded status and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

                                                                Pension Benefits                Other Benefits
                                                               2005          2004             2005          2004
                                                           ---------------------------    ---------------------------
                                                                                (In thousands)
Change in Benefit Obligation:
   Benefit obligation at beginning of year                    $ 94,957      $ 94,037         $ 8,542       $ 9,177
     Service cost                                                1,991         1,996             183           170
     Interest cost                                               5,792         5,598             520           484
     Plan participants contributions                               156           168
     Actuarial (gain) loss                                       4,242        (1,661)            212          (760)
     Medicare Rx subsidy                                                                          --           (74)
     Foreign currency exchange rate changes                        391           776
     Benefits paid                                              (5,834)       (5,957)           (469)         (455)
                                                           ---------------------------    ---------------------------

   Benefit obligation at end of year                          $101,695      $ 94,957         $ 8,988       $ 8,542
                                                           ===========================    ===========================

Change in Plan Assets:
   Fair value of plan assets at beginning of year             $ 75,170      $ 68,175
     Actual return on plan assets                                4,639         6,160
     Employer contribution                                       5,086         5,754
     Plan participants contribution                                156           168
     Foreign currency exchange rate changes                        395           870
     Benefits paid                                              (5,834)       (5,957)
                                                           ---------------------------

   Fair value of plan assets at end of year                   $ 79,612      $ 75,170
                                                           ===========================

Unfunded status                                               $(22,084)     $(19,787)        $(8,988)      $(8,542)
Unrecognized net actuarial loss                                 21,663        18,271             118           (35)
Unrecognized transition obligations                                118          (281)             47          (141)
Unamortized prior service cost                                     937           852
                                                           ---------------------------    ---------------------------

Accrued benefit cost                                          $    634      $   (945)        $(8,823)      $(8,718)
                                                           ===========================    ===========================

Accumulated benefit obligation at end of year                 $ 93,274      $ 88,042
                                                           ===========================

                     American Biltrite Inc. and Subsidiaries

7.  Pension Plans (continued)

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of year-end were as follows:

                                                     2005              2004
                                                 -------------     -------------
Discount rate                                    5.35% - 6.00%     6.10% - 6.25%
Expected long-term return on plan assets         7.00% - 7.50%     7.00% - 7.50%
Rate of compensation increase                    4.00% - 5.00%     4.00% - 5.50%

The weighted-average discount rate used to determine the benefit obligation for the Other Benefits as of year-end was 6.00% and 6.25% for 2005 and 2004, respectively.

Some of the Company's pension plans have projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets. The aggregate benefit obligations and fair value of plans assets for such plans as of December 31, 2005 and 2004 are as follows (in thousands):

                                                           2005          2004
                                                       -------------------------
PBO greater than plan assets
   Projected benefit obligation                         $ 88,365      $ 84,343
   Fair value of plan assets                              66,029        62,865
ABO greater than plan assets
   Accumulated benefit obligation                         83,955        80,046
   Fair value of plan assets                              66,029        62,865

The net amount for pension and other postretirement benefits recognized in the balance sheet as of December 31, 2005 and 2004 are as follows (in thousands):

                                               Pension Benefits              Other Benefits
                                              2005          2004           2005          2004
                                            ------------------------------------------------------

Accrued benefit liability                    $(19,636)     $(19,552)      $(8,823)      $(8,718)
Accrued expenses                                 (825)         (166)
Prepaid benefit obligation                         --            --
Intangible asset                                  134           228
Deferred tax asset                                 --            --
Accumulated other comprehensive loss           18,213        15,797
                                            -------------------------    -------------------------

Net amount recognized                        $ (2,114)     $ (3,693)      $(8,823)      $(8,718)
                                            =========================    =========================

                     American Biltrite Inc. and Subsidiaries

7.  Pension Plans (continued)

The accrued pension benefit liability includes Congoleum's pension liability of $17.1 million and $16.9 million as of December 31, 2005 and 2004, respectively. The accrued other benefits liability is Congoleum's liabilities for post-retirement benefits. These amounts have been included in liabilities subject to compromise as of December 31, 2005 and 2004 (see Note 9).

The components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                          Pension Benefits                    Other Benefits
                                                       2005      2004       2003          2005       2004      2003
                                                    ------------------------------    -------------------------------

   Service cost                                      $ 1,991   $ 1,996    $ 1,854        $ 183      $ 170     $ 189
   Interest cost                                       5,792     5,598      5,440          520        484       546
   Expected return on plan assets                     (5,301)   (4,832)    (4,052)
   Recognized net actuarial loss (gain)                1,225     1,375      1,499           59         49        34
   Amortization of transition obligation                 (99)     (114)      (111)
   Amortization of prior service cost                   (193)     (198)      (206)        (188)      (462)     (462)
                                                    ------------------------------    -------------------------------

Net periodic benefit cost                            $ 3,415   $ 3,825    $ 4,424        $ 574      $ 241     $ 307
                                                    ==============================    ===============================

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

                                                         2005             2004            2003
                                                     -------------    -------------   -------------

Discount rate                                        6.10% - 6.25%    6.10% - 6.25%   6.25% - 6.75%
Expected long-term return on plan assets             7.00% - 7.50%    7.00% - 7.50%   7.00% - 7.50%

The weighted-average discount rate used to determine net periodic benefit cost related to the Other Benefits was 6.25% for 2005 and 6.25% for 2004.

                     American Biltrite Inc. and Subsidiaries

7.  Pension Plans (continued)

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

Assumed healthcare cost trend rates as of year-end were as follows:

                                                                   December 31
                                                                2005      2004
                                                               -----------------

Healthcare cost trend rate assumed for next year                10.0%       9.0%
Ultimate healthcare cost trend rate                              5.0%       5.0%
Year that the assumed rate reaches the ultimate rate            2011       2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects (in thousands):

                                                                         1 Percentage Point      1 Percentage Point
                                                                              Increase                Decrease
                                                                         ------------------      ------------------

Effect on total of service and interest cost components                          $  61                   $  55
Effect on post-retirement benefit obligation                                       647                     591

For the pension plan, the weighted-average asset allocation at December 31, 2005 and 2004, by asset category, are as follows:

                                                                 December 31
                                                              2005       2004
                                                             ------------------

      Equity securities                                         59%       59%
      Debt securities                                           37%       38%
      Other                                                      4%        3%
                                                             ------------------

      Total                                                    100%      100%
                                                             ==================

                     American Biltrite Inc. and Subsidiaries

7.  Pension Plans (continued)

The Company has an investment strategy for the pension plan that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary investment management objective for the plan's assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects the Plan's assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions. The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks. The Company's target asset allocation is consistent with the weighted-average allocation at December 31, 2005.

Contributions

Congoleum expects to contribute $4.9 million to its pension plan and $0.5 million to its other postretirement plan in 2006. American Biltrite expects to contribute $0.8 million to its pension plan in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2005.

                                                     Pension         Other
                                                    Benefits        Benefits
                                                    --------        --------
                                                         (In thousands)

      2006                                           $ 6,181         $  481
      2007                                             6,334            539
      2008                                             6,440            594
      2009                                             6,623            605
      2010                                             6,794            661
      2011 - 2015                                     36,445          4,010

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% to 20% of compensation with the Company partially matching contributions. Defined contribution pension expense for the Company was $802 thousand, $982 thousand and $984 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $5.7 million in 2005, $6.0 million in 2004 and $5.9 million in 2003.

Future minimum payments relating to operating leases are as follows (in thousands):

      2006                                                      $  4,290
      2007                                                         4,104
      2008                                                         3,539
      2009                                                         2,996
      2010                                                         2,210
      Thereafter                                                     311
                                                             ---------------

      Total future minimum lease payments                        $17,450
                                                             ===============

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products. Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms. These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts. At December 31, 2005, the Company's minimum royalty and advertising payments for 2006 and 2007 were $2.4 million and $51 thousand, respectively. No commitments have been made beyond 2007.

Environmental and Other Liabilities

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability and other matters, as more fully described in the following footnote. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

The Company records a liability for environmental remediation claims when it becomes probable that the Company will incur costs relating to a clean-up program or will have to make claim payments and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted to reflect such revisions and progress.

As of December 31, 2005 and 2004, liabilities of Congoleum comprised the substantial majority of the environmental and other liabilities reported on the Company's consolidated balance sheets as shown in the following table. As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2005 and 2004. Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following the discussion of ABI liabilities. However, since Congoleum is included in ABI's consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in the accompanying consolidated financial statements. Congoleum has filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code as part of a plan to resolve its asbestos-related liabilities. See Notes 1 and 9 for a discussion of this subject.

The following table summarizes American Biltrite's and Congoleum's recorded assets and liabilities for environmental, asbestos and other contingencies:

                                                                                  December 31
                                                                      2005                           2004
                                                            Liability     Receivable       Liability     Receivable
                                                           ---------------------------------------------------------
                                                                                (In thousands)
American Biltrite
   Environmental liabilities
     Accrued expenses                                         $ 1,124                        $ 1,000
     Other liabilities, non-current                             4,259                          4,680
     Other assets, non-current                                     --       $ 1,974               --       $ 2,118
                                                           ---------------------------    --------------------------
                                                                5,383         1,974            5,680         2,118
   Asbestos product liability
     Asbestos-related liabilities, non-current                  9,500            --            7,500            --
     Insurance for asbestos-related liabilities                    --         8,950               --         7,500
                                                           ---------------------------    --------------------------
                                                                9,500         8,950            7,500         7,500
                                                           ---------------------------    --------------------------

                                                              $14,883       $10,924          $13,180       $ 9,618
                                                           ===========================    ==========================

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

                                                                                  December 31
                                                                      2005                           2004
                                                            Liability     Receivable       Liability     Receivable
                                                           ---------------------------    ---------------------------
                                                                                (In thousands)
Congoleum
   Environmental liabilities
     Liabilities subject to compromise, current               $   640                        $   640
     Liabilities subject to compromise, non-current             3,630                          3,956
     Other assets, non-current                                     --       $ 1,910               --       $ 2,105
                                                           ---------------------------    ---------------------------
                                                                4,270         1,910            4,596         2,105
   Asbestos product liability
     Asbestos-related liabilities, current                     28,369            --           21,079
     Asbestos-related liabilities, non-current                                                 2,738
     Other assets, current                                         --        14,793               --         1,509
     Other assets, non-current                                                                    --         7,300
                                                           ---------------------------    ---------------------------
                                                               28,369        14,793           23,817         8,809
   Other
     Liabilities subject to compromise, current                    55            --              854            --
     Liabilities subject to compromise, non-current             1,056            --               31            --
     Other assets, non-current                                     --           265               --           130
                                                           ---------------------------    ---------------------------
                                                                1,111           265              885           130
                                                           ---------------------------    ---------------------------

                                                              $33,750       $16,968          $29,298       $11,044
                                                           ===========================    ===========================
Consolidated
   Environmental liabilities
     Accrued expenses                                         $ 1,124                        $ 1,000
     Liabilities subject to compromise, current                   640                            640
     Liabilities subject to compromise, non-current             3,630                          3,956
     Other liabilities, non-current                             4,259                          4,680
     Other assets, non-current                                     --       $ 3,884               --       $ 4,223
                                                           ---------------------------    ---------------------------
                                                                9,653         3,884           10,276         4,223
   Asbestos product liability
     Asbestos-related liabilities, current                     28,369            --           21,079
     Asbestos-related liabilities, non-current                  9,500            --           10,238
     Other assets, current                                         --        14,793               --         1,509
     Insurance for asbestos-related liabilities                    --         8,950               --         7,500
     Other assets, non-current                                     --            --               --         7,300
                                                           ---------------------------    ---------------------------
                                                               37,869        23,743           31,317        16,309
   Other
     Liabilities subject to compromise, current                    55                            854            --
     Liabilities subject to compromise, non-current             1,056                             31            --
     Other assets, non-current                                                  265               --           130
                                                           ---------------------------    ---------------------------
                                                                1,111           265              885           130
                                                           ---------------------------    ---------------------------

                                                              $48,633       $27,892          $42,478       $20,662
                                                           ===========================    ===========================

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,703 pending claims involving approximately 2,495 individuals as of December 31, 2005. These claims relate to products of ABI's former Tile Division, which was previously acquired by Congoleum. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31 was as follows:

                                                               2005      2004
                                                             ------------------

      Claims at January 1                                     1,838     1,954
      New claims                                                621       678
      Settlements                                               (24)      (20)
      Dismissals                                               (732)     (774)
                                                             ------------------

      Claims at December 31                                   1,703     1,838
                                                             ==================

The total indemnity costs incurred to settle claims were approximately $1.3 million for each of the years 2005 and 2004 and $270 thousand for 2003, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $1.7 thousand, $2.0 thousand and $0.9 thousand in 2005, 2004 and 2003, respectively. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in factors could have a material impact on the Company's liability. For example, it is estimated that a 1% decrease in the Company's dismissal rate would result in a 38% increase in liability assuming all other variables remained constant.

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2011 was $9.5 million to $18.8 million as of December 31, 2005. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $9.5 million in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $9.0 million at December 31, 2005, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company's accrued asbestos liabilities will approximate its actual asbestos-related settlement costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company's existing reserves. The Company will continue to vigorously defend itself and believes it has substantial insurance coverage to mitigate future costs related to this matter.

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

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

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to five sites located in four separate states. At one of the five sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring is between $34 million and $55 million. In addition, the Environmental Protection Agency (the "EPA") has estimated its reimbursable costs to be approximately $20 million. Subject to a final allocation among the PRPs, ABI's and Ideal's aggregate share of the EPA's past costs and the future remediation costs is currently estimated to be between $619 thousand and $860 thousand. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At another site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $3.5 million to $5.5 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated future remediation costs range from approximately $43 thousand to about $95 thousand. These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI. A substantial share of ABI's future remediation costs with respect to the ILCO site will be payable over the next one to five years.

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

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

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

In 2000, ABI and TBC entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties. Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18.0 million of alleged past response costs incurred through December 31, 1998. ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the site after January 1, 1999, plus an annual reimbursement of $100 thousand for Olin's internal costs. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site. Olin has estimated that the total response costs for 2006 will be approximately $7.2 million. ABI has estimated total costs, including 2006, to be in the range of $15.7 million to $45.3 million. As of December 31, 2005, ABI has estimated its potential liability for Olin to be in the range of $3.5 million to $10.8 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs and before any recoveries from insurance and TBC. Costs are expected to be paid over the next ten years. In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection ("Maine DEP") has put Miller Industries, Inc, ("Miller") the present owner of a former sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September of 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant were liable for costs to clean up a dumpsite ("Parcel A") and a second parcel of land ("Parcel B"), which is alleged

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

to contain polychlorinated biphenyls ("PCB's") in the soil. The lawsuit, captioned Miller Industries, Inc. v American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller was seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the "Maine Sites"). The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted. In January 2006, ABI was notified by the Maine DEP that it is a PRP as to both Parcel A and Parcel B.

Prior to the commencement of the lawsuit by Miller, ABI had been investigating and reviewing the condition of the Parcel A and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $1.2 million and $1.5 million. Prior to the filing of the lawsuit, ABI was reviewing the condition of the Parcel B and its potential liability for its share of any clean-up costs. ABI cannot determine at this time the cost of site investigation, remediation, maintenance and monitoring for Parcel B. ABI has been assessing the potential availability of insurance coverage for such costs. ABI is not at this time able to determine what its potential liability will be with regard to the Maine Sites. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI for the Maine Sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA Sites and the state supervised sites in Maine and Massachusetts. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. Included in this insurance reimbursement is a payment of $4.6 million by one carrier in December 2005. Another carrier has agreed to reimburse the Company for 2.5% of the Company's liabilities regarding the future environmental expenses related to the Olin Site, $57 thousand of which was reimbursed through December 31, 2005 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. ABI and one of its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites.

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

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

In accordance with SFAS No. 5, Accounting for Contingencies, as of December 31, 2005, ABI maintains a reserve of approximately $5.4 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs described above based on facts and circumstances known to the Company at the present time. The Company has also recorded a receivable of $2.0 million for ABI's estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods. The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

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

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998, and a groundwater treatment system was installed thereafter. EPA recently selected a remedy for the soil and shallow groundwater; however, the

                     American Biltrite Inc. and Subsidiaries

8.  Commitments and Contingencies (continued)

remedial investigation/feasibility study related to the deep groundwater remediation has not been completed. The PRP group estimated that future costs of the remedy selected by the EPA based on engineering estimates would be approximately $11 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7% or $700 thousand.

The majority of Congoleum's share of costs is presently being paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount, with the balance to be funded by other insurance carriers and Congoleum.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total cleanup costs of $1.6 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.

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

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization

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

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, Congoleum commenced an avoidance action seeking to void the security interest granted to the Collateral Trust.

Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related documents.

Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan.

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

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

In November 2004, Congoleum filed a modified plan of reorganization and related documents (the "Fourth Plan") with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.

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

In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and subsequently withdrew the Sixth Plan.

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, Congoleum announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements of these plans for April 27, 2006.

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

There can be no assurance that Congoleum will obtain approval to solicit acceptances for the Eighth Plan, that Congoleum will receive the acceptances necessary for confirmation of the Eighth Plan, that the Eighth Plan will not be modified further, that the Eighth Plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that the Eighth Plan will be confirmed, or that the Eighth Plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eighth Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eighth Plan.

During 2005, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief, including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The Future Claimants' Representative has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest have paid $21.5 million into an escrow account. The escrow agent will

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

transfer the funds to the Plan Trust once a plan goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the Future Claimants' Representative have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. A motion for Bankruptcy Court approval of this settlement is pending. In addition to other uncertainties with respect to payments of the above settlements, it also is possible that a settling insurer may argue that the Eighth Plan is not substantially similar to the Sixth Plan and therefore is relieved of its settlement obligation.

Congoleum expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of the Eighth Plan.

Under the Eighth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust is net of costs incurred by Congoleum in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003. Congoleum also paid $1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Under the Eighth Plan, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the $1.3 million claims processing fee. There can be no assurance that any future plan will provide for Congoleum to recover any coverage litigation costs or claims processing fees.

There were no asbestos related property damage claims asserted against Congoleum at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in Congoleum's bankruptcy proceeding advised Congoleum that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. Congoleum objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Eighth Plan will pay those claims in full from certain insurance proceeds.

The Eighth Plan, would require Congoleum to contribute approximately $7.7 million in cash, 3.8 million newly issued shares of Congoleum Class A common stock, and a new security (the "New Convertible Security") to the Plan Trust. Pursuant to the terms of the Eighth Plan, holders of the Company's 8 5/8% Senior Notes would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

the fee disgorgement and other causes of action against a law firm that formerly represented Congoleum and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust. The terms of the Eighth Plan also would extend the maturity of the Senior Notes for three years from August 2008 to August 2011.

The Eighth Plan provides that on the Effective Date, Congoleum will issue the New Convertible Security in the form of either shares of preferred stock or convertible promissory notes and contribute it to the Plan Trust on the effective date of its plan of reorganization in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it will have the following terms: (i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount (the "Market Reset Obligation"), if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of its plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of the effective date and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or Reorganized Congoleum following the tenth anniversary of such effective date; (iv) a mandatory redemption on the fifteenth anniversary of such effective date if not redeemed earlier; (v) convertible into 5,700,000 shares of Congoleum Class A common stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Congoleum Class A common stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and (v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan.

Under the Eighth Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust. Under the Eighth Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from personal injury asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the Eighth Plan

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. Under the terms of the Eighth Plan, Congoleum's issuance of 3.8 million new shares of Class A Common Stock would reduce ABI's economic interest in Congoleum from approximately 55% at present to approximately 35% on a fully diluted basis. ABI's voting interest would be reduced from approximately 69% at present to approximately 51% on a fully diluted basis. Congoleum would also issue the New Convertible Security that, upon certain events of default, would convert into 5.7 million shares of Class A Common Stock, further diluting ABI's economic interest and resulting in a loss of voting control by ABI.

Under the terms of the Eighth Plan, unlike the terms of the Sixth Plan, ABI would not pledge any of its assets, including shares of Congoleum stock it owns or certain rights it has to receive indemnification payments from Congoleum pursuant to a joint venture agreement that ABI and Congoleum are party to, as security for Congoleum's obligations under the new convertible security (as was contemplated, under the Sixth Plan with respect to Congoleum's obligations under the Promissory Note described in the Sixth Plan). In addition, the Eighth Plan does not, unlike the Sixth Plan, contemplate that ABI would be required to make any additional contributions to the Plan Trust if ABI were to sell its Congoleum stock under the circumstances provided under the Sixth Plan, a description of which ABI provided in previous periodic reports it filed with the SEC.

There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $19.5 million at a minimum, not including any Market Reset Obligation arising from revaluation of the New Convertible Security, and could be materially higher.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $26 million in prior years and a further approximately $25.3 million in 2005, to provide for the estimated minimum costs of completing its reorganization as based on the Eighth Plan. Congoleum is not yet able to determine the additional costs that may be required to effect the Eighth Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing and obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has estimated. Congoleum may record significant additional charges should the minimum estimated cost increase.

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

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

Liabilities subject to compromise at December 31 were as follows (in thousands):

                                                             2005        2004
                                                         -----------------------
Current
   Pre-petition other payables and accrued interest       $ 23,990    $ 14,225
Non-current
   Debt (at face value)                                    100,000     100,000
   Pension liability                                        16,871      16,936
   Other post-retirement benefit obligation                  8,407       8,303
   Pre-petition other liabilities                           13,583      12,051
                                                         -----------------------
                                                           138,861     137,290
Elimination--Payable to American Biltrite                     (147)       (186)
                                                         -----------------------
                                                           138,714     137,104
                                                         -----------------------

Total liabilities subject to compromise                   $162,704    $151,329
                                                         =======================

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

                     American Biltrite Inc. and Subsidiaries

10.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows (in thousands):

                                                             2005        2004
                                                          ----------------------
      Deferred tax assets:
        Accruals and reserves                             $  4,392    $  4,065
        Environmental reserves                              14,305      14,115
        Postretirement benefit obligations                   4,713       4,739
        Net operating losses and credit carryforwards        9,564       8,037
                                                          ----------------------
      Total deferred tax assets                             32,974      30,956
      Less valuation allowance                               5,134       5,331
                                                          ----------------------
      Net deferred tax assets                               27,840      25,625

      Deferred tax liabilities:
        Depreciation                                        16,639      18,469
        Insurance receivable                                10,524       5,796
        Inventory                                            1,742       2,261
        Foreign taxes                                          958         957
        Other                                                1,284       2,037
                                                          ----------------------
      Total deferred tax liabilities                        31,147      29,520
                                                          ----------------------

      Net deferred tax liability                          $ (3,307)   $ (3,895)
                                                          ======================

Credit carryforwards consisted primarily of alternative minimum tax credits and state tax credits.

At December 31, 2005 and 2004, the Company had available federal net operating loss carry forwards of approximately $12.7 million and $6.6 million, respectively. These carry forwards were generated from Congoleum's losses and may be utilized to offset Congoleum's future taxable income. The Company has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized. The federal loss carry forwards will begin to expire in 2025.

The Company is subject to income taxes in the United States and certain foreign jurisdictions. Judgment is required in determining our consolidated provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

                     American Biltrite Inc. and Subsidiaries

10.  Income Taxes (continued)

The Internal Revenue Service (IRS) has completed and closed its audits of American Biltrite Inc.'s income tax returns through 2003. In December 2005, the Company entered into a closing agreement with the IRS for tax years 2000 through 2003, resulting in certain adjustments to our federal income tax liability for those years. Accordingly, the Company's 2005 tax provision has been reduced by $1.6 million as a result of reversing previously established reserves.

The components of (loss) income before the provision for income taxes (and other items) for the years ended December 31 are as follows (in thousands):

                                                   2005       2004       2003
                                                -------------------------------

      Domestic                                  $(17,328)   $ 1,870   $(12,607)
      Foreign                                       (966)    (1,062)     2,661
                                                -------------------------------

                                                $(18,294)   $   808   $ (9,946)
                                                ===============================

Significant components of the (benefit from) provision for income taxes for the years ended December 31 were as follows (in thousands):

                                                2005         2004       2003
                                             ----------------------------------
      Current:
        Federal                              $  (998)     $   159     $(1,856)
        Foreign                                 (119)        (119)        727
        State                                    303          708         334
                                             ----------------------------------
      Total current                             (814)         748        (795)

      Deferred:
        Federal                                 (108)      (3,525)     (2,052)
        Foreign                                 (132)        (257)        (27)
        State                                   (283)      (1,657)       (449)
        Valuation allowance                     (197)       3,010          --
                                             ----------------------------------
      Total deferred                            (720)      (2,429)     (2,528)
                                             ----------------------------------

                                             $(1,534)     $(1,681)    $(3,323)
                                             ==================================

                     American Biltrite Inc. and Subsidiaries

10.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for the years ended December 31 was as follows:

                                                      2005      2004     2003
                                                    ---------------------------

      U.S. statutory rate                            (34.0)%    34.0%   (34.0)%
      State income taxes, net of federal benefits
        and valuation allowance                        1.8     (14.8)    (1.0)
      Valuation allowance                             11.2     272.7       --
      Benefit of net operating losses                   --    (496.5)      --
      Reorganization expenses                         18.9        --       --
      Change in tax liability reserves                (8.7)       --       --
      Other                                            2.4      (3.4)     1.6
                                                    ---------------------------

      Effective tax rate                              (8.4)%  (208.0)%  (33.4)%
                                                    ===========================

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued FASB Staff Position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FAS 109-2). FAS 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109's exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. During 2005, the Company determined it would not repatriate any accumulated earnings from foreign locations.

Through December 31, 2005, the Company has not provided U.S. income taxes on approximately $22.1 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. The Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries, except in instances where the Company can remit such earnings without a significant associated tax cost. The Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to availability of U.S. foreign tax credits generated from such remittance.

During 2005 and 2003, the Company made payments for income taxes of $3.0 million and $434 thousand, respectively. During 2004, the Company received net income tax refunds of $4.0 million.

                     American Biltrite Inc. and Subsidiaries

11.  Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in certain minimum pension liabilities in other comprehensive income.

Components of other comprehensive income (loss) for the years ended December 31 consisted of the following (in thousands):

                                                           2005       2004       2003
                                                       ----------------------------------

Foreign currency translation adjustments                 $   420     $ 1,301   $ 3,181
Change in minimum pension liability                       (2,416)      1,839    (2,937)
                                                       ----------------------------------

                                                         $(1,996)    $ 3,140   $   244
                                                       ==================================

Accumulated balances related to each component of other comprehensive loss as of December 31, net of related taxes, were as follows (in thousands):

                                                           2005        2004
                                                        -----------------------

Foreign currency translation adjustments                $    301    $   (119)
Minimum pension liability                                (18,213)    (15,797)
                                                        -----------------------

                                                        $(17,912)   $(15,916)
                                                        =======================

                     American Biltrite Inc. and Subsidiaries

12.  Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31 (in thousands, except per share amounts):

                                                          2005      2004       2003
                                                      --------------------------------
Numerator:
   Net (loss) income                                   $(17,633)   $1,953    $(14,158)
                                                      ================================
Denominator:
   Basic income per share:
     Weighted-average shares                              3,442     3,442       3,442
     Dilutive employee stock options                         --        16          --
                                                      --------------------------------
   Diluted income per share:
       Adjusted weighted-average shares and assumed
         conversions                                      3,442     3,458       3,442
                                                      ================================

   Basic (loss) income per share                       $  (5.12)   $ 0.57    $  (4.11)
                                                      ================================

   Diluted (loss) income per share                     $  (5.12)   $ 0.54    $  (4.11)
                                                      ================================

Diluted earnings per share for the year ended December 31, 2004 includes the dilutive effect of Congoleum's stock options during the year. The impact of Congoleum's dilutive stock options was $0.02 per share and was determined based on Congoleum's diluted earnings per share of $0.35 for the year ended December 31, 2004. During 2005 and 2003, Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share.

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

The following tables summarize information about ABI's stock options:

                                                2005                      2004                     2003
                                      -----------------------------------------------------------------------------
                                                    Weighted-                Weighted-                 Weighted-
                                                     Average                  Average                   Average
                                                     Exercise                 Exercise                  Exercise
                                         Shares       Price       Shares       Price        Shares       Price
                                      -----------------------------------------------------------------------------

Outstanding at beginning of year         486,000       $15.42      228,500      $22.04      469,940       $19.48
Granted                                    4,000         9.30      261,500        9.66        3,500         7.10
Exercised                                     --           --           --          --           --           --
Forfeited                                 (7,000)       11.65       (4,000)      16.64     (244,940)       16.90
                                      -------------             ------------             -------------

Outstanding at end of year               483,000       $15.42      486,000      $15.42      228,500       $22.04
                                      =============             ============             =============

Options exercisable at end of year       483,000                   223,300                  218,100
Available for grant at end of year       100,020                    97,020                  354,520

                                                                                                    Weighted-
                                           Weighted-                             Weighted-           Average
                      Outstanding at        Average        Exercisable at         Average           Remaining
      Range of         December 31,        Exercise         December 31,         Exercise        Contractual Life
   Exercise Price          2005              Price              2005               Price             (Years)
 -------------------------------------------------------------------------------------------------------------------

    $7.10-$14.00          270,500            $ 9.74            270,500             $ 9.74              8.32
    $14.01-$17.25          21,000            $14.82             21,000             $14.82              4.07
   $17.26-$23.625         191,500            $23.53            191,500             $23.53              1.40

                     American Biltrite Inc. and Subsidiaries

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

The following table summarizes information about Congoleum's stock options:

                                                   2005                     2004                      2003
                                         ---------------------------------------------------------------------------
                                                      Weighted-                 Weighted-                 Weighted-
                                                       Average                   Average                   Average
                                                       Exercise                 Exercise                   Exercise
                                           Shares       Price       Shares        Price        Shares       Price
                                         ---------------------------------------------------------------------------

Outstanding at beginning of year            703,500      $1.99       668,000      $1.99        691,500      $2.10
Granted                                       9,500       4.98        41,000       1.98         30,500       0.39
Canceled                                         --                       --        --              --         --
Exercised                                   (11,200)      1.81          (400)      2.05             --         --
Forfeited                                    (8,300)      1.14        (5,100)      3.06        (54,000)      2.05
                                         ------------             ------------              -------------

Outstanding at end of year                  693,500       2.04       703,500       1.99        668,000       2.02
                                         ============             ============              =============

Options exercisable at end of year          400,600       2.03       270,100       2.03        140,300       2.12
Available for grant at end of year          142,900                  144,100                   180,000

Weighted-Average Remaining
  Contractual Life of Options
  Outstanding (Years)                          6.65                     7.64                      8.53

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

                     American Biltrite Inc. and Subsidiaries

14.  Industry Segments (continued)

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

Segment Profit and Assets

                                                                        Years ended December 31
                                                                   2005          2004        2003
                                                                --------------------------------------
                                                                          (In thousands)
Revenues
Revenues from external customers:
    Flooring products                                            $237,916      $229,650    $220,650
    Tape products                                                  96,103        85,560      81,141
    Jewelry                                                        62,790        75,757      76,157
    Canadian division                                              48,363        42,902      38,621
                                                                --------------------------------------
       Total revenues from external customers                     445,172       433,869     416,569
Intersegment revenues:
    Flooring products                                                  13            58          56
    Tape products                                                      81           120         126
    Jewelry                                                            --            --          --
    Canadian division                                               5,144         6,207       6,856
                                                                --------------------------------------
       Total intersegment revenues                                  5,238         6,385       7,038
                                                                --------------------------------------
         Total revenues                                           450,410       440,254     423,607
Reconciling items
    Intersegment revenues                                          (5,238)       (6,385)     (7,038)
                                                                --------------------------------------
Total consolidated revenues                                      $445,172      $433,869    $416,569
                                                                ======================================

                     American Biltrite Inc. and Subsidiaries

14.  Industry Segments (continued)

Approximately 48%, 48% and 51% of the Canadian division's revenues from external customers were for flooring products for 2005, 2004 and 2003, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

For 2005, 2004 and 2003, one customer of the flooring division accounted for 21%, 23% and 22%, respectively, of the Company's consolidated revenues. Another customer of the flooring division accounted for 15%, 14% and 13% of the Company's consolidated revenues for 2005, 2004 and 2003, respectively.

                                                            Years ended December 31
                                                        2005         2004         2003
                                                     -----------------------------------
                                                                (In thousands)
Interest income
    Flooring products                                 $   438      $   114     $    63
    Tape products                                          --            4          16
    Jewelry                                                --            3           7
    Canadian division                                      --           --           9
                                                     -----------------------------------
Total segment interest revenue                            438          121          95
    Corporate office interest revenue                     201            7          96
                                                     -----------------------------------
Total consolidated interest income                    $   639      $   128     $   191
                                                     ===================================

Interest expense
    Flooring products                                 $10,411      $ 9,446     $ 8,906
    Tape products                                          95          106         111
    Jewelry                                               456          416         416
    Canadian division                                     649          575          66
                                                     -----------------------------------
Total segment interest expense                         11,611       10,543       9,499
    Corporate office interest expense                   1,417        1,922       2,077
                                                     -----------------------------------
Total consolidated interest expense                   $13,028      $12,465     $11,576
                                                     ===================================

Depreciation and amortization expense
    Flooring products                                 $11,002      $11,428     $11,761
    Tape products                                       2,619        2,812       2,939
    Jewelry                                               832          860         900
    Canadian division                                   2,005        2,427       2,412
                                                     -----------------------------------
Total segment depreciation and amortization            16,458       17,527      18,012
    Corporate office depreciation                          10           12          14
                                                     -----------------------------------
Total consolidated depreciation and amortization      $16,468      $17,539     $18,026
                                                     ===================================

                     American Biltrite Inc. and Subsidiaries

14.  Industry Segments (continued)

                                                                         Years ended December 31
                                                                   2005           2004           2003
                                                                ----------------------------------------
                                                                            (In thousands)
Segment (loss) profit
    Flooring products                                            $(24,150)       $   403      $(10,636)
    Tape products                                                   1,101           (630)          300
    Jewelry                                                         2,162          5,400         4,782
    Canadian division                                              (1,673)        (2,264)       (2,072)
                                                                ----------------------------------------
Total segment (loss) profit                                       (22,560)         2,909        (7,626)
Reconciling items
    Corporate income (expenses)                                     4,154         (2,089)       (2,214)
    Intercompany profit                                               112            (12)         (106)
                                                                ----------------------------------------

Total consolidated (loss) earnings from continuing
   operations  before income taxes and other items               $(18,294)       $   808      $ (9,946)
                                                                ========================================

Segment profit or loss is before income tax expense or benefit. The flooring products segment loss includes charges related to asbestos claims of $25.3 million in 2005, $5.0 million in 2004 and $3.7 million in 2003. Corporate income for 2005 includes a gain of $2.3 million (before non-controlling interest) from the sale of a warehouse during the first quarter and an expense recovery of $2.9 million from an insurance settlement during the fourth quarter.

                                                              December 31
                                                           2005         2004
                                                        ------------------------
                                                            (In thousands)
Segment assets
    Flooring products                                    $207,347     $212,882
    Tape products                                          51,679       51,788
    Jewelry                                                39,421       37,158
    Canadian division                                      43,139       39,953
                                                        ------------------------
Total segment assets                                      341,586      341,781
Reconciling items
    Assets of discontinued operation                        3,142        2,952
    Corporate office assets                                33,080       22,577
    Intersegment accounts receivable                      (20,650)     (11,558)
    Intersegment profit in inventory                         (167)        (281)
    Intersegment other asset                                 (147)        (186)
                                                        ------------------------
Total consolidated assets                                $356,844     $355,285
                                                        ========================

                     American Biltrite Inc. and Subsidiaries

14.  Industry Segments (continued)

The Jewelry segment assets include goodwill of $11.7 million and $11.3 million at December 31, 2005 and 2004, respectively. The increase in goodwill is due to the acquisition of Jay Jewelry (see Note 15). Corporate office assets increased as a result of in increase in intercompany accounts receivable.

                                                     Years ended December 31
                                                  2005        2004       2003
                                                --------------------------------
                                                       (In thousands)
Additions to long-lived assets
    Flooring products                            $4,274      $3,428     $4,628
    Tape products                                   858         670        973
    Jewelry                                         578       1,105        801
    Canadian division                             1,175         652      1,038
    Corporate office                                 --          --          5
                                                --------------------------------
Total additions to long-lived assets             $6,885      $5,855     $7,445
                                                ================================

                                                               December 31
                                                            2005         2004
                                                         ----------------------
                                                             (In thousands)
Long-Lived Assets by Area
   United States                                          $135,874    $146,078
   Canada                                                   13,045      13,527
   Europe                                                      904       1,115
   Asia                                                      2,084       2,151
                                                         ----------------------
Total long-lived assets                                   $151,907    $162,871
                                                         ======================

Geographic Area Information
                                                    Years ended December 31
                                                 2005      2004         2003
                                              ---------------------------------
                                                       (In thousands)
Revenues from external customers
   United States                               $368,931   $361,410    $354,392
   Canada                                        40,589     39,808      30,660
   Mexico                                         5,141      3,602       4,639
   Europe                                        17,950     17,494      17,308
   Asia                                          10,743      9,153       7,899
   Other                                          1,818      2,402       1,671
                                              ---------------------------------
Total revenues from external customers         $445,172   $433,869    $416,569
                                              =================================

Revenues are attributed to regions based on the location of customers.

                     American Biltrite Inc. and Subsidiaries

15.  Acquisition

On October 31, 2005, the Company acquired certain assets and assumed certain liabilities of JayRam, Inc., comprising of JayRam Inc.'s Jay Jewelry division, a Florida distributor of costume jewelry with a market focus on theme parks, tourist attractions and surf and beach shops. The purchase price consisted of $2.4 million, comprised of a cash payment of $1.4 million on the closing date and a note payable to the seller for $1.0 million, plus an additional payment to the seller based on 25% of the acquired business's future earnings before interest, taxes, depreciation and amortization for a period of three years. The note is payable in equal monthly installments through October 2008 with interest at 6%.

The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the closing date of the acquisition. The recorded fair value of tangible assets acquired and liabilities assumed were $690 thousand and $91 thousand, respectively. The purchase agreement includes a non-competition and non-solicitation agreement with the seller. The Company obtained a valuation for these intangible assets as well as the acquired trade name and customer list. The aggregate value of these assets was $1.4 million, resulting in goodwill of $426 thousand. The values assigned to the amortizable intangible assets acquired and the amortization periods are as follows:

                                                                 Value        Amortization
                                                                Assigned         Period
                                                             -----------------------------
                                                             (In thousands)

      Non-competition and non-solicitation agreement             $  616          2 years
      Customer list                                                 640          7 years
      Trade name                                                    119         15 years
                                                               ----------

                                                                 $1,375
                                                               ==========

Amortization expense in each of the next five years is as follows (in thousands):

             2006                                          $   407
             2007                                              356
             2008                                               99
             2009                                               99
             2010                                               99

                     American Biltrite Inc. and Subsidiaries

16.  Discontinued Operation

During the second quarter of 2003, the Company reassessed operations at its Toronto, Canada subsidiary, Janus Flooring Corporation, a manufacturer of prefinished hardwood flooring, and decided to exit and dispose of this business before the end of 2003 due to its history of operating losses. The Company acquired Janus in 2000 intending it to serve as a strategic addition to the flooring product business. In connection with this decision to exit and dispose of Janus Flooring, the Company recorded a charge of $8.5 million in second quarter 2003 consisting primarily of $3.0 million to reduce inventories to net realizable value, $0.5 million in accounts receivable allowances, a $2.5 million asset impairment charge related to machinery and equipment and a $1.9 million income tax provision to write off deferred tax assets deemed not probable of recovery. Results of Janus Flooring, including this charge, are being reported as a discontinued operation. Assets of discontinued operation at December 31, 2005 and 2004 consisted primarily of land and building held for sale and liabilities of discontinued operation consist primarily of accrued expenses.

During 2005, the Company entered into a purchase and sale agreement covering the land and building for an amount in excess of the carrying value of the property. The property is under contract, and the Company expects the sale will close in the second quarter of 2006.

17.  Fair Value of Financial Instruments

The Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and long-term debt are financial instruments. Congoleum's $100 million 8 5/8% Notes due in 2008 had a book value of $99.9 million and a fair market value of $63.5 million at December 31, 2005. The corresponding amounts at December 31, 2004 were a book value of $99.8 million and a fair market value of $64.0 million. The carrying value of the Company's remaining financial instruments approximates their fair value at December 31, 2005.

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

                     American Biltrite Inc. and Subsidiaries

18.  Quarterly Financial Information (Unaudited)

                                                  First         Second         Third        Fourth
                                                 Quarter       Quarter        Quarter       Quarter
                                                ----------------------------------------------------
                                                      (In thousands, except per share amounts)
2005(1)
   Net sales                                     $107,424      $109,542      $114,152      $114,054
   Gross profit                                    28,568        27,609        28,311        26,360
   Income (loss) from continuing operations           680       (14,646)        1,088        (4,518)
   Discontinued operation                             (56)          (57)          (80)          (44)
   Net income (loss)                                  624       (14,703)        1,008        (4,562)

   Net income (loss) per share, basic:
       Income (loss) from continuing operations      0.20         (4.25)         0.32         (1.31)
       Discontinued operation                       (0.02)        (0.02)        (0.02)        (0.01)
       Net income (loss)                             0.18         (4.27)         0.30         (1.32)
   Net income (loss) per share, diluted:
       Income (loss) from continuing operations      0.19         (4.25)         0.31         (1.31)
       Discontinued operation                       (0.02)        (0.02)        (0.02)        (0.01)
       Net income (loss)                             0.17         (4.27)         0.29         (1.32)

2004(2)
   Net sales                                     $ 99,415      $112,510      $113,180      $108,764
   Gross profit                                    25,217        33,238        32,616        27,528
   (Loss) income from continuing operations        (1,863)        1,827         1,514           904
   Discontinued operation                            (162)         (110)          (70)          (87)
   Net (loss) income                               (2,025)        1,717         1,444           817

   Net (loss) income per share, basic:
       (Loss) income from continuing operations     (0.54)         0.53          0.44          0.27
       Discontinued operation                       (0.05)        (0.03)        (0.02)        (0.03)
       Net (loss) income                            (0.59)         0.50          0.42          0.24
   Net (loss) income per share, diluted(3) :
       (Loss) income from continuing operations     (0.54)         0.52          0.43          0.25
       Discontinued operation                       (0.05)        (0.03)        (0.02)        (0.03)
       Net (loss) income                            (0.59)         0.49          0.41          0.22

(1) The second and fourth quarters of 2005 include asbestos-related charges of $15.5 million and $9.8 million, respectively, in Congoleum's selling, general and administrative ("SG&A") expenses for costs related to Congoleum's reorganization plan. The impact of these charges to American Biltrite's basic and diluted earnings per share for the second and fourth quarters was $4.50 and $2.85, respectively.
(2) The fourth quarter of 2004 includes a $5.0 million asbestos-related charge recorded in SG&A expenses by Congoleum and a $650 thousand charge recorded in SG&A expenses by American Biltrite for costs related to Congoleum's reorganization plan. The impact of these charges to American Biltrite's basic and diluted earnings per share for the fourth quarter was $1.45 and $0.19, respectively.
(3) Diluted earnings per share for the second, third and fourth quarters of 2004 include the dilutive effect of Congoleum's stock options during those periods. Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share during 2005.

             Report of Registered Independent Public Accounting Firm


Board of Directors and Stockholders
American Biltrite Inc.


We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 17, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on this evaluation, the Company's CEO and CFO concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to the Company's CEO and CFO by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC) that applies to the principal executive officer, principal financial officer, principal accounting officer or controller and all other employees of the Company. The text of the Company's code of ethics is posted on our Internet website www.ambilt.com or may be obtained without charge by sending a written request to Mr. Henry W. Winkleman, Secretary of the Company, at the Company's office at 57 River Street, Wellesley Hills, Massachusetts 02481. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics and conduct that applies to our principal executive officer, our principal financial and accounting officer or controller by posting such information on our website at www.ambilt.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2006 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in part in Item 5 hereof and in part in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2006 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2006 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in ABI's Proxy Statement for its Annual Stockholders' Meeting to be held May 9, 2006 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Financial Statements and Financial Statement Schedules

      (1) The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8:

                  Consolidated Balance Sheets with Consolidating Details - December 31, 2005 and 2004, pages 50 & 51

                  Consolidated Statements of Operations with Consolidating Details - Years ended December 31, 2005, 2004 and 2003, page 52

                  Consolidated Statements of Cash Flows with Consolidating Details - Years ended December 31, 2005, 2004 and 2003, page 53 & 54

                  Consolidated Statements of Stockholders' Equity - Years ended December 31, 2005, 2004 and 2003, page 55

                  Notes to Consolidated Financial Statements, pages 56 through
                  111

      (2)   The following financial statement schedule is included in Item 15(d)

                  SCHEDULE II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)   Listing of Exhibits

                  The listing of exhibits required under this item is incorporated herein by reference to pages 119 through 125 of this Form 10-K.

(b) Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 116 of this Form 10-K.

                     American Biltrite Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 2005, 2004 and 2003

                            (In thousands of dollars)

------------------------------------------------------------------------------------------------------------------------------------
                   COL. A               COL. B            COL. C         COL. D        COL. E          COL. F           COL. G
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                     -------------------------------------------
                                                                       Charged to
                                      Balance at       Charged to         Other
                                     Beginning of      Costs and       Accounts --                  Deductions -       Balance at
                 Description            Period         Expenses         Describe       Other          Describe        End of Period
------------------------------------------------------------------------------------------------------------------------------------

2005
   Allowances for doubtful
     accounts and cash discounts         $2,745         $2,922                                       $2,847 (A)        $2,820
                                   =================================================================================================

2004
   Allowances for doubtful
     accounts and cash discounts         $2,615         $2,648                                       $2,518 (A)        $2,745
                                   =================================================================================================

2003
   Allowances for doubtful
     accounts and cash discounts         $2,764         $2,691                                       $2,840 (A)        $2,615
                                   =================================================================================================

(A)   Represents accounts charged off during the year, net of recoveries.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN BILTRITE INC.

                                 (Registrant)


Date: March 27, 2006       by:             /s/ Howard N. Feist III
      ------------------         -----------------------------------------------
                                 Howard N. Feist III, Vice President Finance and
                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 2006       by:             /s/ Roger S. Marcus
      ------------------         -----------------------------------------------
                                 Roger S. Marcus, Chairman of the Board, Chief
                                 Executive Officer and Director

Date: March 27, 2006       by:             /s/ Richard G. Marcus
      ------------------         -----------------------------------------------
                                 Richard G. Marcus, President, Chief Operating
                                 Officer and Director

Date: March 27, 2006       by:             /s/ William M. Marcus
      ------------------         -----------------------------------------------
                                 William M. Marcus, Executive Vice President,
                                 Treasurer, Chairman of the Executive Committee
                                 and Director

Date: March 27, 2006       by:             /s/ Leo R. Breitman
      ------------------         -----------------------------------------------
                                 Leo R. Breitman, Director

Date: March 27, 2006       by:             /s/ Gilbert K. Gailius
      ------------------         -----------------------------------------------
                                 Gilbert K. Gailius, Director

Date: March 27, 2006       by:             /s/ John C. Garrels III
      ------------------         -----------------------------------------------
                                 John C. Garrels III, Director

Date: March 27, 2006       by:             /s/ Frederick H. Joseph
      ------------------         -----------------------------------------------
                                 Frederick H. Joseph, Director

Date: March 27, 2006       by:             /s/ Mark N. Kaplan
      ------------------         -----------------------------------------------
                                 Mark N. Kaplan, Director

Date: March 27, 2006       by:             /s/ James S. Marcus
      ------------------         -----------------------------------------------
                                 James S. Marcus, Director

Date: March 27, 2006       by:             /s/ Natalie S. Marcus
      ------------------         -----------------------------------------------
                                 Natalie S. Marcus, Director

Date: March 27, 2006       by:             /s/ Kenneth I. Watchmaker
      ------------------         -----------------------------------------------
                                 Kenneth I. Watchmaker, Director

Date: March 27, 2006       by:             /s/ Howard N. Feist III
      ------------------         -----------------------------------------------
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

INDEX OF EXHIBITS

    Exhibit No.       Description
--------------------------------------------------------------------------------

3 (1)  VII            Restated Certificate of Incorporation

3 (2)  I              By-Laws, amended and restated as of September 11, 2004

4 (1) XV Amended and Restated Note Purchase Agreement and Facility Guarantee, dated as of May 20, 2005, among American Biltrite Inc., certain domestic subsidiaries of American Biltrite Inc. and The Prudential Insurance Company of America

4 (2) XIV             Security Agreement, dated as of October 14, 2003, among
                      American Biltrite Inc., K&M Associates L.P., Fleet
                      National Bank and the subsidiaries of American Biltrite
                      Inc. from time to time party thereto

4 (3) XV Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

4 (4) XV Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America company, as domestic agent

4 (5) XV Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (6) XV Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (7) XV Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (8) I Indenture, dated as of August 3, 1998, by and between Congoleum Corporation and First Union National Bank, as trustee

4 (9)  I              First Supplemental Indenture, dated as of March 28, 2003,
                      between Congoleum Corporation and Wachovia Bank, National
                      Association (as successor to First Union National Bank), as trustee

4 (10) I Second Supplemental Indenture, dated as of August 7, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

10 (1)  III           Joint Venture Agreement dated as of December 16, 1992 by
                      and among American Biltrite Inc., Resilient Holdings
                      Incorporated, Congoleum Corporation, Hillside Industries
                      Incorporated and Hillside Capital Corporation

    Exhibit No.       Description
--------------------------------------------------------------------------------

10 (2)  IV            Closing Agreement dated as of March 11, 1993 by and among
                      American Biltrite Inc., Resilient Holdings Incorporated,
                      Congoleum Corporation, Hillside Industries Incorporated and Hillside Capital Corporation

10 (3)  VIII, II      1993 Stock Award and Incentive Plan as Amended and
                      Restated as of March 4, 1997

10 (4)  VI            K&M Associates L.P. Amended and Restated Agreement of
                      Limited Partnership

10 (5)  V             Purchase Agreement dated as of March 31, 1995 by and
                      among Ocean State Jewelry, Inc. and certain limited partners of K&M Associates L.P.

10 (6)  V             Agreement and Plan of Merger dated as of April 1, 1995 by
                      and among the Company, Jewelco Acquisition Co., Inc.,
                      AIMPAR, Inc., Arthur I. Maier, Bruce Maier and Edythe J.
                      Wagner

10 (7)  V             Option Agreement dated as of April 1, 1995 by and among
                      Ocean State Jewelry, Inc. and certain limited partners of K&M Associates L.P.

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

10 (12)  VII, II      Split-Dollar Agreement dated as of January 9, 1997 by and
                      between American Biltrite Inc. and Joseph D. Burns

10 (13)  VII, II      Description of Supplemental Retirement Benefits for
                      Gilbert K. Gailius

10 (14)  IX, II       American Biltrite Inc. Deferred Compensation Plan

10 (15)  IX           American Biltrite 1999 Stock Option Plan for Non-Employee
                      Directors

10 (16)  X, II        Description of Employment Arrangement for Gilbert K.
                      Gailius.

10 (17)  II, XI       Split-Dollar Agreement dated as of November 20, 2000 by
                      and between American Biltrite Inc. and Howard N. Feist III

Exhibit No.           Description
--------------------------------------------------------------------------------

10 (18)  XII          Personal Services Agreement, dated as of March 11, 1993,
                      by and between Congoleum Corporation and the Company;
                      First Amendment dated as of February 8, 1995; Second
                      Amendment dated as of November 15, 1996; Third Amendment dated as of March 10, 1998; Fourth Amendment dated as of November 7, 2002

10 (19) XV            Amended and Restated Credit Agreement, dated as of May
                      20, 2005, among American Biltrite Inc, K&M Associates
                      L.P., and American Biltrite (Canada) Ltd., Fleet National
                      Bank, a Bank of America company, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10 (20)  XIV          Security Agreement, dated as of October 14, 2003, among
                      American Biltrite Inc., K&M Associates L.P., Fleet
                      National Bank and the subsidiaries of American Biltrite
                      Inc. from time to time party thereto

10 (21) XV            Intercreditor and Collateral Agency Agreement, dated as
                      of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of
                      America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

10 (22)  XIV          Guarantee Agreement dated as of October 14, 2003, among
                      Abtre, Inc., Aimpar, Inc., American Biltrite Intellectual
                      Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry,
                      Inc., Ocean State Jewelry, Inc., 425 Dexter Associates,
                      L.P. and Fleet National Bank

10 (23) XV            Joinder Agreement, dated as of May 20, 2005, between
                      Abimex, LLC and Fleet National Bank, a Bank of America company, as domestic agent

10 (24) XV            Joinder Agreement, dated as of May 20, 2005, between
                      ABItalia, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

10 (25) XV            Joinder Agreement, dated as of May 20, 2005, between
                      American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

10 (26) XV            Joinder Agreement, dated as of May 20, 2005, between K&M
                      Legendary Services, Inc and Fleet National Bank, a Bank of America company, as domestic agent

10 (27) XV            Deed of Hypothec and Issue of Mortgage Bonds, dated May
                      20, 2005, by American Biltrite (Canada) Ltd. in favor of
                      Bank of America, National Association

10 (28) XV            Hypothec and Pledge of Bonds, dated May 20, 2005, between
                      American Biltrite (Canada) Ltd. and Bank of America,
                      National Association

Exhibit No.           Description
--------------------------------------------------------------------------------

10 (29) XVI           Form of Stock Option Agreement for American Biltrite
                      Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997

10 (30) XVI           Form of Stock Option Agreement for American Biltrite
                      Inc.'s 1999 Stock Option Plan for Non-Employee Directors

10 (31)  XIII         Settlement Agreement Between Congoleum Corporation and
                      Various Asbestos Claimants dated April 10, 2003

10 (32)  XIII         First Amendment to Settlement Agreement Between Congoleum
                      Corporation and Various Asbestos Claimants dated June 6,
                      2003

10 (33)  XIII         Collateral Trust Agreement, dated April 16, 2003, by and
                      between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (34)  XIII         First Amendment to Collateral Trust Agreement, dated June
                      6, 2003, by and between Congoleum Corporation, Arthur J.
                      Pergament, solely in his capacity as the Collateral
                      Trustee of the Collateral Trust, and Wilmington Trust
                      Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (35)  XIII         Security Agreement, dated April 16, 2003, by and between
                      Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral
                      Trust

10 (36)  XIII         Second Security Agreement, dated April 17, 2003, by and
                      between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (37)  XIII         Termination Agreement, dated June 6, 2003, by and between
                      Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral
                      Trust

10 (38)  XIII         Superseding Security Agreement, dated June 11, 2003, by
                      and between Congoleum Corporation and Arthur J.
                      Pergament, solely in his capacity as the Collateral
                      Trustee of the Collateral Trust

10 (39)  I            Loan and Security Agreement, dated December 10, 2001 by
                      and between Congress Financial Corporation and Congoleum
                      Corporation

10 (40)  I            Amendment No. 1 to Loan and Security Agreement, dated
                      September 24, 2002, by and between Congress Financial
                      Corporation and Congoleum Corporation

10 (41)  I            Amendment No. 2 to Loan and Security Agreement, dated as
                      of February 27, 2003, by and between Congress Financial
                      Corporation and Congoleum Corporation

Exhibit No.           Description
--------------------------------------------------------------------------------

10 (42)  I            Ratification and Amendment Agreement dated January 7,
                      2004, by and between Congoleum Corporation and Congress
                      Financial Corporation

10 (43)  I            Ratification and Amendment Agreement dated December 14,
                      2004, by and between Congoleum Corporation and Congress
                      Financial Corporation

10 (44) Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement

21 (1) Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation or organization and the name under which each subsidiary does business)

23 (1)                Consent of Independent Registered Public Accounting Firm

31.1 Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1) XVII           Eighth Modified Joint Plan of Reorganization Under
                      Chapter 11 of  the Bankruptcy Code of Congoleum
                      Corporation, et al., dated as of  March 17, 2006

99 (2) XVII           Proposed Disclosure Statement with respect to the Eighth
                      Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., dated as of March 17, 2006

99 (3) XV             Settlement Agreement and Release, dated June 18, 2004, by
                      and between Congoleum Corporation and Liberty Mutual
                      Insurance Company

99 (4) XV             Settlement Agreement and Release, dated May 12, 2005, by,
                      between and among Congoleum Corporation, Congoleum Sales,
                      Inc., Congoleum Fiscal, Inc. and AIG Domestic Claims,
                      Inc., as authorized agent for the applicable AIG companies, and the Plan Trust

99 (5) XV             Confidential Settlement Agreement and Release, dated June
                      22, 2005, by and between Congoleum Corporation, the Plan
                      Trust and certain underwriters at Lloyd's, London

99 (6) XV             Amendment, dated July 29, 2005, to the Confidential
                      Settlement Agreement and Release, among Congoleum
                      Corporation, the Plan Trust and certain underwriters at Lloyd's, London

Exhibit No.           Description
--------------------------------------------------------------------------------

99 (7)  XVI           Settlement Agreement and Release dated August 3, 2005 by,
                      between and among Congoleum Corporation and Federal
                      Insurance Company

99 (8)  XVI           Confidential Settlement Agreement and Release dated
                      September 30, 2005 among Congoleum Corporation, the Plan
                      Trust and Mt. McKinley Insurance Company and Everest
                      Reinsurance Company

----------
I Exhibits filed with the current Company's Annual Report on Form 10-K for the year ended December 31, 2004.

II Compensatory plans required to be filed as exhibits pursuant to Item 15(a) of Form 10-K.

III Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on December 21, 1992. (1-4773)

IV Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on March 25, 1993. (1-4773)

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

VII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (1-4773)

VIII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on August 8, 1997. (1-4773)

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

XIV Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on October 17, 2003.

XV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on August 15, 2005.

XVI Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q filed on November 14, 2005

XVII Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 22, 2006