Form 10-Q
period 2006-03-31
AMERICAN BILTRITE INC
filed 2006-05-15
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2006                   Commission File Number 1-4773

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 9, 2006
      -----------------                  ----------------------------------

         Common Stock                             3,441,551 shares

                           FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on the Company's expectations, as of the date of this report, of future events, and the Company undertakes no obligation to update any of these forward-looking statements. Although the Company believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of such statement. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to the Company's actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission.

                             AMERICAN BILTRITE INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements:

                   Consolidating Condensed Balance Sheets - Assets as of
                   March 31, 2006 (unaudited) and December 31, 2005............1

                   Consolidating Condensed Balance Sheets - Liabilities and Stockholders' Equity as of March 31, 2006 (unaudited)
                   and December 31, 2005.......................................2

                   Consolidating Condensed Statements of Operations for the
                   three months ended March 31, 2006 and 2005 (unaudited)......3

                   Consolidating Condensed Statements of Cash Flows -
                   Operating Activities for the three months ended
                   March 31, 2006 and 2005 (unaudited).........................4

                   Consolidating Condensed Statements of Cash Flows -
                   Investing & Financing Activities for the three months
                   ended March 31, 2006 and 2005 (unaudited)...................5

                   Notes to Unaudited Consolidating Condensed Financial
                   Statements..................................................6


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................32

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk................................................47

         Item 4.   Controls and Procedures....................................48


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................49

         Item 1A.  Risk Factors...............................................49

         Item 3.   Defaults Upon Senior Securities............................57

         Item 6.   Exhibits...................................................58

         Signature ...........................................................59

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                 ABI Consolidated             Eliminations               Congoleum              American Biltrite
                             March 31,   December 31,   March 31,   December 31,  March 31,   December 31,   March 31,  December 31,
                               2006          2005         2006          2005        2006          2005          2006        2005
                            --------------------------------------------------------------------------------------------------------
                            (Unaudited)                (Unaudited)               (Unaudited)                (Unaudited)
Assets
Current Assets:
  Cash and cash
    equivalents               $ 16,581     $ 29,184                               $ 14,659      $ 24,511      $  1,922    $  4,673
  Restricted cash               12,118       11,644                                 12,118        11,644
  Accounts receivable, net      50,569       41,742       $(112)       $(455)       22,837        17,092        27,844      25,105
  Inventories                   81,928       77,127        (143)        (166)       38,501        34,607        43,570      42,686
  Assets of discontinued
    operation                    3,200        3,142                                                              3,200       3,142
  Deferred income taxes         18,036       18,036                                 16,735        16,735         1,301       1,301
  Prepaid expense & other
    current assets              26,217       24,062                                 22,474        20,139         3,743       3,923
                            --------------------------------------------------------------------------------------------------------
    Total current assets       208,649      204,937        (255)        (621)      127,324       124,728        81,580      80,830

Property, plant &
  equipment, net               112,363      115,336                                 71,144        73,207        41,219      42,129

Other assets:
  Insurance for
    asbestos-related
    liabilities                  8,950        8,950                                                              8,950       8,950
  Goodwill, net                 11,726       11,726                                                             11,726      11,726
  Other assets                  15,732       15,895        (147)        (147)        9,328         9,412         6,551       6,630
                            --------------------------------------------------------------------------------------------------------
                                36,408       36,571        (147)        (147)        9,328         9,412        27,227      27,306
                            --------------------------------------------------------------------------------------------------------

Total assets                  $357,420     $356,844       $(402)       $(768)      $207,796     $207,347      $150,026    $150,265
                            ========================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                  ABI Consolidated             Eliminations             Congoleum              American Biltrite
                              March 31,   December 31,   March 31,  December 31,  March 31,  December 31,   March 31,   December 31,
                                2006          2005         2006         2005        2006         2005         2006          2005
                             -------------------------------------------------------------------------------------------------------
                             (Unaudited)                (Unaudited)             (Unaudited)               (Unaudited)
Liabilities
Current liabilities:
  Accounts payable             $ 23,306     $ 22,144     $  (112)   $   (455)    $  11,751     $ 12,245     $ 11,667    $ 10,354
  Accrued expenses               39,808       42,976                                21,252       22,703       18,557      20,273
  Asbestos-related
    liabilities                  26,387       28,369                                26,386       28,369
  Liabilities of
    discontinued operation          249          200                                                             249         200
  Notes payable                  20,880       19,062                                11,290        9,404        9,590       9,658
  Current portion of
    long-term debt               20,453       20,451                                                          20,453      20,451
  Liabilities subject to
    compromise                   26,660       23,990                                26,660       23,990
                             -------------------------------------------------------------------------------------------------------
    Total current
      liabilities               157,743      157,192        (112)       (455)       97,339       96,711       60,516      60,936

Long-term debt, less
  current portion                 1,887        1,963                                                           1,887       1,963
Asbestos-related
  liabilities                     9,620        9,500                                                           9,620       9,500
Other liabilities                29,664       29,625                                16,735       16,735       12,929      12,890
Noncontrolling interests          1,182        1,365                                                           1,182       1,365
Liabilities subject to
  compromise                    138,269      138,714        (147)       (147)      138,416      138,861
                             -------------------------------------------------------------------------------------------------------
    Total liabilities           338,365      338,359        (259)       (602)      252,490      252,307       86,134      86,654

Stockholders' equity
  Common stock                       46           46         (93)        (93)           93           93           46          46
  Additional paid-in
    capital                      19,570       19,570     (49,181)    (49,126)       49,181       49,126       19,570      19,570
  Retained earnings              32,454       31,913      35,207      35,129       (65,194)     (65,405)      62,441      62,189
  Accumulated other
    comprehensive loss          (17,883)     (17,912)      6,111       6,111       (20,961)     (20,961)      (3,033)     (3,062)
  Less treasury shares          (15,132)     (15,132)      7,813       7,813        (7,813)      (7,813)     (15,132)    (15,132)
                             -------------------------------------------------------------------------------------------------------
  Total stockholders'
    equity                       19,055       18,485        (143)       (166)      (44,694)     (44,960)      63,892      63,611
                             -------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity     $357,420     $356,844     $  (402)   $   (768)     $207,796     $207,347     $150,026    $150,265
                             =======================================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005
               (In thousands of dollars, except per share amounts)

                                            ABI Consolidated        Eliminations           Congoleum         American Biltrite
                                            2006        2005       2006       2005      2006        2005      2006       2005
                                         ----------------------------------------------------------------------------------------

Net sales                                 $111,721    $107,424    $   --      $ 52     $57,237    $57,630    $54,484   $49,742

Cost of products sold                       83,364      78,856      (127)      (44)     43,960     43,969     39,531    34,931
Selling, general & administrative
  expenses                                  24,390      25,524                          10,396     11,733     13,994    13,791
                                         ----------------------------------------------------------------------------------------
Income from operations                       3,967       3,044       127        96       2,881      1,928        959     1,020
Other income (expense)
    Interest income                            244         143                             157         98         87        45
    Interest expense                        (3,414)     (3,264)                         (2,734)    (2,500)      (680)     (764)
    Other income (expense)                      14       2,202      (104)      (52)        (42)       122        160     2,132
                                         ----------------------------------------------------------------------------------------
                                            (3,156)       (919)     (104)      (52)     (2,619)    (2,280)      (433)    1,413
                                         ----------------------------------------------------------------------------------------
Income (loss) before taxes and
  other items                                  811       2,125        23        44         262       (352)       526     2,433

Provision for income taxes                     247         971                              51         --        196       971
Noncontrolling interests                       (16)       (474)                                                  (16)     (474)
                                         ----------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                                   548         680        23        44         211       (352)       314       988
Discontinued operation                         (62)        (56)                                                  (62)      (56)
                                         ----------------------------------------------------------------------------------------

Net income (loss)                         $    486    $    624    $   23      $ 44     $   211    $  (352)   $   252   $   932
                                         ========================================================================================

                                                           Basic                        Diluted
                                                     2006          2005            2006          2005
                                                  ------------------------      -------------------------
Income per common share from continuing
   operations                                       $ 0.16        $ 0.20          $ 0.16        $ 0.19
Discontinued operation                               (0.02)        (0.02)          (0.02)        (0.02)
                                                  ------------------------      -------------------------

   Net income per common share                      $ 0.14        $ 0.18          $ 0.14        $ 0.17
                                                  ========================      =========================

Weighted average number of common and
   equivalent shares outstanding                  3,441,551     3,441,551       3,468,537     3,492,077
                                                  ========================      =========================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                        OPERATING ACTIVITIES (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005
                            (In thousands of dollars)

                                          ABI Consolidated         Eliminations            Congoleum          American Biltrite
                                          2006        2005       2006       2005        2006        2005       2006        2005
                                       -------------------------------------------------------------------------------------------
Operating activities
  Net income (loss)                     $    486   $    624     $  23      $  44      $    211    $  (352)    $   252    $   932
  Net loss from discontinued
    operation                                 62         56                                                        62         56
                                       -------------------------------------------------------------------------------------------
    Income (loss) from continuing
      operations                             548        680        23         44           211       (352)        314        988
  Adjustments to reconcile net
    income (loss) to net cash used
    by operating activities:
    Depreciation and amortization          4,086      4,376                              2,661      2,845       1,425      1,531
    Stock compensation expense                55         --                                 55         --
    Gain on sale of property                  --     (2,327)                                                       --     (2,327)
    Change in operating assets and
      liabilities:
      Accounts and notes receivable       (8,818)    (8,560)     (343)      (343)       (5,745)    (8,634)     (2,730)     1,013
      Inventories                         (4,762)    (3,492)      (23)       (44)       (3,894)      (743)       (845)    (2,705)
      Prepaid expenses and other
        assets                             1,446        128                              1,257        841         189       (713)
      Accounts payable and accrued
        expenses                             852      2,493       343        343           928      1,394        (419)       160
      Asbestos-related expenses           (5,853)    (4,263)                            (5,853)    (4,263)
      Noncontrolling interests              (183)       651                                                      (183)       651
      Other                                 (205)      (373)                              (382)      (415)        177         42
                                       -------------------------------------------------------------------------------------------
    Net cash used by operating
      activities of continuing
      operations                         (12,834)   (10,687)       --         --       (10,762)    (9,327)     (2,072)    (1,360)
    Net cash used by operating
      activities of discontinued
      operations                             (59)       (50)                                                      (59)       (50)
                                       -------------------------------------------------------------------------------------------

    Net cash used by operating
      activities                        $(12,893)  $(10,737)    $  --      $  --      $(10,762)   $(9,327)    $(2,131)   $(1,410)
                                       ===========================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                  INVESTING & FINANCING ACTIVITIES (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005
                            (In thousands of dollars)

                                          ABI Consolidated         Eliminations           Congoleum           American Biltrite
                                          2006        2005      2006       2005        2006       2005         2006       2005
                                       -----------------------------------------------------------------------------------------
Investing activities
  Investments in property, plant
    and equipment                        $  (920)   $(1,200)   $   --     $   --     $  (502)   $  (854)      $(418)    $ (346)
  Proceeds from sale of property              --      2,327                               --         --          --      2,327
                                       -----------------------------------------------------------------------------------------
    Net cash (used) provided by
      investing activities of
      continuing operations                 (920)     1,127        --         --        (502)      (854)       (418)     1,981

Financing activities
  Net short-term borrowings                1,799      3,878                            1,886      2,910         (87)       968
  Payments on long-term debt                 (75)      (388)                                                    (75)      (388)
  Net change in restricted cash             (474)      (877)                            (474)      (877)
                                       -----------------------------------------------------------------------------------------
    Net cash provided (used) by
      financing activities of
      continuing operations                1,250      2,613        --         --       1,412      2,033        (162)       580
Effect of foreign exchange rate
  changes on cash                            (41)       339                                                     (41)       339
                                       -----------------------------------------------------------------------------------------
  Net (decrease) increase in cash        (12,603)    (6,658)       --         --      (9,852)    (8,148)     (2,751)     1,490
Cash and cash equivalents at
  beginning of period                     29,184     34,691                           24,511     29,710       4,673      4,981
                                       -----------------------------------------------------------------------------------------

Cash and cash equivalents at
  end of period                          $16,581    $28,033    $   --     $   --     $14,659    $21,562      $1,922     $6,471
                                       =========================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates, L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the plan of reorganization of Congoleum Corporation, a majority-owned subsidiary of the Company, to settle asbestos liability) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2006. For further information, refer to the consolidating financial statements and footnotes thereto included in the American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidating balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts in 2005 have been reclassified to conform to 2006 classifications. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") and two of Congoleum's subsidiaries filed voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on December 31, 2003. The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum and expects to continue to control Congoleum while it is in reorganization proceedings.

In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004, and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures, and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan, and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed a new amended plan of reorganization (the "Seventh Plan"). On February 27, 2006, Congoleum announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006, it filed a new amended plan (the "Eighth Plan"). In addition, an insurance company has filed a plan of reorganization (the "CNA Plan") and the Official Committee of Bondholders has also filed a plan (the "Bondholder Plan"). The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for June 8, 2006.

There can be no assurance that Congoleum will not amend the Eighth Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

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

Congoleum expects that the terms of the Eighth Plan may be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan and the Bondholder Plan are materially different from the terms of the Eighth Plan, and these plans may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eighth Plan. Congoleum expects that it will take until some time in the fourth quarter of 2006, at the earliest, to obtain confirmation of any plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements. Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be paid in accordance with the terms of the Eighth Plan. Settlement values under the Eighth Plan may differ from values under the Sixth Plan and the Claimant Agreement, which, together with the outcome of the Avoidance Actions, may materially affect the liability associated with the asbestos personal injury claims against Congoleum. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eighth Plan or any other plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has estimated.

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note J of the Notes to Unaudited Consolidating Condensed Financial Statements.

Although there can be no assurances with respect to the terms of any new amended plan, the Company believes, based on the terms of the Eighth Plan and subsequent negotiations regarding a new amended plan that have occurred to date, that there is reasonable basis to expect it will maintain control of Congoleum under the terms of a new amended plan, subject to Congoleum obtaining the necessary acceptances and approvals required for confirmation of the plan. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

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

The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003. Pursuant to SOP 90-7, companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, the Plan Trust. Obligations arising post-petition and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims related to pre-petition matters.

Note B - Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations ("SFAS No. 123(R)") using the modified prospective method and, accordingly, has not restated prior period results. SFAS No. 123(R) establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees' requisite service period, generally the vesting period of the award. SFAS No. 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

The Company has elected to continue to use the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The use of a Black-Scholes option pricing model requires the input of assumptions determined by management of the company at the measurement date. These assumptions include the risk-free interest rate, expected dividend yield, volatility factor of the expected market price of the Company's common stock and the expected life of stock option grants.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options to employees in accordance with Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. As a result, no expense was reflected in the Company's operating results for the first quarter of 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The table below reflects the pro forma net income and earnings per share for the first quarter of 2005 had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

     Net income for the three months ended March 31, 2005
      (in thousands):
           As reported                                                   $  624
           Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net, of related tax effects                                      (97)
                                                                        --------
           Pro forma net income                                          $  527
                                                                        ========
     Net income per share - basic:
           As reported                                                   $ 0.18
           Pro forma compensation expense                                 (0.03)
                                                                        --------
           Pro forma net income                                          $ 0.15
                                                                        ========
     Net income per share - diluted:
           As reported                                                   $ 0.17
           Pro forma compensation expense                                 (0.03)
                                                                        --------
           Pro forma net income                                          $ 0.14
                                                                        ========

No stock options were granted by American Biltrite or Congoleum during the three months ended March 31, 2006 and 2005. The pro forma expense for the first quarter of 2005 represents the vesting of options previously granted by American Biltrite and Congoleum.

On November 10, 2005, the Board of Directors of American Biltrite approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, and 1999 Stock Option Plan for Non-Employee Directors (together, the "ABI Stock Plans"). As a result of the acceleration of vesting, options to acquire 195,600 shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable in full. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS No. 123(R). The exercise prices of all of the unvested options were lower than the closing trading price of the Company's common stock on the modification date. Under the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the accelerated vesting resulted in a charge for stock-based compensation of approximately $22 thousand in 2005.

As a result of the acceleration of vesting of stock options granted under the ABI Stock Plans, the Company did not have stock compensation expense related to the ABI Stock Plans during the first quarter of 2006. Congoleum recorded stock compensation expense of $55 thousand during the first quarter of 2006 for the vesting of previously granted options under its plans. This expense is included in the Company's consolidated net income for the three months ended March 31, 2006. The impact of the adoption of SFAS No. 123(R) on net income per share was approximately $0.01 per share for the first quarter of 2006. At March 31, 2006, the unrecognized compensation expense related to unvested options previously granted by Congoleum was approximately $300 thousand. This compensation expense will be recognized as the options vest over a weighted-average period of 1.6 years.

ABI Stock Plans

During 1999, ABI adopted a stock option plan, which permits the issuance of up to 50,000 shares of common stock upon exercise of options granted under the plan to ABI's non-employee directors. Under the terms of the plan, options granted are nonqualified and have an exercise price per share equal to 100% of the fair market value per share of the Company's common stock at the date of grant. Options granted under the plan are exercisable six months after the date of grant.

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock-based awards to selected employees and independent contractors of the Company. Upon adoption of the plan, 400,000 shares of common stock were reserved for issuance upon exercise of options granted under the plan. The plan provides that the term of each award be determined by the compensation committee of the Board of Directors (the "Committee") charged with administering the plan. During 1997, the Board of Directors approved an amendment to the plan to increase from 400,000 to 550,000 the number of shares reserved for issuance upon exercise of options granted under the plan.

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price per share, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants under the plan at no cost to them. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions that limit the sale and transfer of these SARs and restricted stock, participants are entitled to all the rights of a shareholder.

Congoleum Stock Option Plans

Congoleum maintains a stock option plan for its officers and key employees and a stock option plan for its non-employee directors (together, the "Congoleum Stock Option Plans"). Under these plans, options to purchase up to 850,000 shares of Congoleum's Class A common stock may be issued to directors, officers and key employees. These options may be either incentive stock options or nonqualified stock options, and the options' exercise price must be at least equal to the fair market value of Congoleum's Class A common stock on the date of grant.

Shares issued as a result of stock option exercises under the ABI Stock Plans or the Congoleum Stock Option Plans will be funded through treasury stock of the respective companies.

Stock Option Information

Stock option information for the ABI Stock Plans and the Congoleum Stock Option Plans as of and for the three months ended March 31, 2006 was as follows:

                                                                                       Congoleum Stock
                                                       ABI Stock Plans                   Option Plans
                                                                Weighted-                        Weighted-
                                                                 Average                          Average
                                                                Exercise                         Exercise
                                                   Shares         Price             Shares         Price
                                                  --------------------------      --------------------------

Outstanding at December 31, 2005                   483,000       $15.42             693,500       $ 2.04
   Granted                                              --           --                  --           --
   Exercised                                            --           --                  --           --
   Forfeited                                        (1,000)        9.65              (4,500)        2.05
                                                   -------                          -------
Outstanding at March 31, 2006                      482,000        15.44             689,000         2.04
                                                   =======                          =======
Exercisable at March 31, 2006                      482,000       $15.44             405,000       $ 2.03
                                                   =======                          =======

Available for grant at:
   December 31, 2005                               100,020                          142,900
   March 31, 2006                                  101,020                          147,400
Weighted-Average Remaining Contractual
   Life at March 31, 2006 (Years)
     Outstanding options                            5.14                             6.43
     Exercisable options                            5.14                             6.43

 The intrinsic value of outstanding and exercisable stock options issued under the ABI Stock Plans and the Congoleum Stock Option Plans as of March 31, 2006 were as follows (in thousands):

                                                     ABI            Congoleum
                                                 -----------      ------------
     Outstanding options                            $484               $171
     Exercisable options                             484                105

Stock option information related to nonvested shares for the Congoleum Stock Option Plans for the three months ended March 31, 2006 was as follows:

                                                                     Weighted-
                                                                      Average
                                                                     Grant Date
                                                       Shares        Fair Value
                                                    ----------------------------

      Nonvested at December 31, 2005                    292,900         $1.67
        Granted                                              --
        Vested                                           (7,900)         1.99
        Forfeited                                        (1,000)         1.65
                                                        -------

      Nonvested at March 31, 2006                       284,000         $1.66
                                                        =======

The intrinsic value of Congoleum's options that vested during the three months ended March 31, 2006 was $5 thousand.

Note C - Inventories

Inventories at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                      March 31,     December 31,
                                                         2006           2005
                                                      ---------     ------------

      Finished goods                                   $55,626        $50,515
      Work-in-process                                   12,110         10,370
      Raw materials and supplies                        14,192         16,242
                                                       -------        -------

                                                       $81,928        $77,127
                                                       =======        =======

Note D - Sale of Property

In January 2005, the Company completed the sale of a warehouse building and land located in Tullahoma, Tennessee. The building and land were owned by Tullahoma Properties, L.L.C. ("Tullahoma Properties"), a subsidiary in which ABI owns a 62.5% interest. The building was previously leased to a third party, and upon termination of the lease in 2003, Tullahoma Properties listed the property for sale. The building and land were sold for $2.5 million in cash and a gain of approximately $2.3 million was recognized and included in other income in the first quarter. After taxes and non-controlling interest, the increase in first quarter 2005 net income as a result of the sale was $887,000 or $0.26 per share.

Note E - Accrued Expenses

Accrued Expenses at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                      March 31,     December 31,
                                                         2006           2005
                                                      ---------     ------------

      Accrued advertising and sales promotions          $22,412        $24,089

      Employee compensation and related benefits          9,091          9,499
      Interest                                              143            265
      Environmental matters                               1,124          1,124
      Royalties                                             646            806
      Taxes payable                                         163          1,330
      Other                                               6,230          5,863
                                                        -------        -------

                                                        $39,809        $42,976
                                                        =======        =======

See Note G for Liabilities Subject to Compromise.

Note F - Other Liabilities

Other Liabilities at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                      March 31,     December 31,
                                                         2006           2005
                                                      ---------     ------------

      Pension benefits (less current portion)           $ 2,584        $ 2,557
      Environmental remediation and product related
         liabilities                                      4,259          4,259
      Deferred income taxes                              21,345         21,343
      Other                                               1,476          1,466
                                                       --------        -------

                                                        $29,664        $29,625
                                                       ========        =======

See Note G for Liabilities Subject to Compromise.

Note G - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J of the Notes to the Unaudited Consolidating Condensed Financial Statements), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and J of the Notes to the Unaudited Consolidating Condensed Financial Statements for further discussion of Congoleum's asbestos liability. Liabilities subject to compromise were as follows (in thousands):

                                                       March 31,    December 31,
                                                          2006          2005
                                                       ---------    ------------
Current
   Pre-petition other payables and accrued interest    $  26,660    $  23,990
Non-current
   Debt (at face value)                                  100,000      100,000
   Pension liability                                      16,552       16,871
   Other post-retirement benefit obligation                8,330        8,407
   Pre-petition other liabilities                         13,534       13,583
                                                       ---------    ---------
                                                         138,416      138,861
Elimination - Payable to American Biltrite                  (147)        (147)
                                                       ---------    ---------
                                                         138,269      138,714
                                                       ---------    ---------

Total liabilities subject to compromise                $ 164,929    $ 162,704
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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three months ended March 31, 2006 and 2005 (in thousands):

                                             2006                   2005
                                      -------------------    -------------------
                                                  Other                  Other
                                      Pension    Benefits    Pension    Benefits
                                      -------    ---------   -------    --------
Components of Net Periodic
   Benefit Cost:
   Service cost                       $   603       $ 48      $   586    $  46
   Interest cost                        1,493        132        1,445      130
   Expected return on plan assets      (1,428)        --       (1,270)      --
   Recognized net actuarial loss          359         16          361       15
   Amortization of transition
     obligation                            --         --          (18)      --
   Amortization of prior
     service cost                         (40)         9          (60)     (47)
                                      -------       ----      -------    -----

Net periodic benefit cost             $   987       $205      $ 1,044    $ 144
                                      =======       ====      =======    =====

The weighted average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2006 and 2005 were as follows:

                                                   2006                       2005
                                        ------------------------    -------------------------
                                                         Other                        Other
                                           Pension      Benefits       Pension       Benefits
                                        -------------   --------    -------------    --------

Discount rate                               6.00%        6.00%      6.10% - 6.25%     6.25%
Expected long-term return on
   plan assets                          7.00% - 7.50%      -        7.00% - 7.50%       -
Rate of compensation increase           4.00% - 5.50%      -        4.00% - 5.00%       -

Note I - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum. Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's and Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's and Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company and Congoleum have recorded provisions in the financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company and Congoleum believe their estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's and Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on the Company's and Congoleum's costs, the Company and Congoleum are not aware of any pending legislation that would have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to their customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The Company and Congoleum record a liability for environmental remediation claims when it becomes probable that the Company or Congoleum, as applicable, will incur costs relating to a clean-up program or will have to make claim payments, and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted to reflect such revisions and progress.

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,692 pending claims involving approximately 2,036 individuals as of March 31, 2006. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                            Three Months Ended      Year Ended
                                                March 31,          December 31,
                                                   2006                2005
                                            ------------------     ------------

      Beginning claims                              1,703              1,838
      New claims                                      117                621
      Settlements                                     (14)               (24)
      Dismissals                                     (114)              (732)
                                               -------------       -------------

      Ending claims                                 1,692              1,703
                                               =============       =============

The total indemnity costs incurred to settle claims during the three months ended March 31, 2006 and twelve months ended December 31, 2005 were $1.1 million and $1.3 million, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's applicable insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $8.3 thousand for the three months ended March 31, 2006 and $1.7 thousand for the year ended December 31, 2005.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2005, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At December 31, 2005, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2011 was $9.5 million to $18.8 million. The Company believes no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $9.5 million in its consolidated financial statements at December 31, 2005. At March 31, 2006, the Company has recorded $9.6 million for the estimated minimum liability. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $9.0 million at March 31, 2006 and December 31, 2005, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

ABI reported in its December 31, 2005 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to five sites located in four separate states (the "CERCLA Sites"). There has been no material developments relating to these sites during the three month period ended March 31, 2006.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2006 will be approximately $7.2 million. For costs beyond 2006, ABI has estimated the range of total response costs for the site to be between $15.7 million and $45.3 million. As of March 31, 2006 ABI has estimated its potential liability to Olin to be in the range of $3.5 million to $10.8 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs but before any recoveries from insurance and TBC. Costs are expected to be incurred over the next 10 years. In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection has put Miller Industries, Inc. ("Miller"), the present owner of a former ABI sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant are liable for costs to clean up the dumpsite ("Parcel A") and a second parcel of land ("Parcel B"), which is alleged to contain polychlorinated biphenyls ("PCB's") in the soil. The lawsuit, captioned Miller Industries, Inc. v. American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller is seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the "Maine Sites"). The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted. In January 2006, ABI was notified by the Maine DEP that it is a responsible party as to both Parcel A and Parcel B.

Prior to the commencement of the lawsuit by Miller, the Company had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs. The Company believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring for Parcel A will be between approximately $1.2 million and $1.5 million. Prior to the filing of the lawsuit, the Company was also in the process of reviewing the condition of Parcel B and its potential liability for its share of any clean-up costs. The Company cannot determine at this time the cost of site investigation, remediation, maintenance and monitoring for Parcel B. Furthermore, at this time, the Company is not able to determine what its potential liability will be with regard to the Maine Sites. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI for the Maine Sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at all of the CERCLA and state supervised sites. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims. One carrier has also agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $57 thousand of which was reimbursed through March 31, 2006 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. ABI and one of its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites.

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

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code. See Note J - "Congoleum Asbestos Liabilities and Reorganization."

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

The most significant exposure to which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland. The PRP group at this site is made up of 81 companies, substantially all of which are large, financially solvent entities. Two removal actions were substantially complete as of December 31, 1998, and a groundwater treatment system was installed thereafter. The EPA has selected a remedy for the soil and shallow groundwater; however, the remedial investigation/feasibility study related to the deep groundwater has not been completed. The PRP group estimated that future costs of the remedy recently selected by the EPA based on engineering estimates would be approximately $11.0 million. Congoleum's proportionate share, based on waste disposed at the site, is estimated to be approximately 5.7%, or approximately $700 thousand. The majority of Congoleum's share of costs incurred to date has been paid by one of its insurance carriers, whose remaining policy limits for this claim will cover approximately half this amount. Congoleum expects the balance to be funded by other insurance carriers and Congoleum.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.6 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.3 million was included in non-current liabilities subject to compromise as of March 31, 2006 and December 31, 2005.

At March 31, 2006 and December 31, 2005, Congoleum had recorded a total of $4.3 million for estimated environmental liabilities and $1.9 million for related insurance recoveries. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

Note J - Congoleum Asbestos Liabilities and Reorganization

In early 2003, Congoleum announced a strategy for resolving current and future asbestos claims liability through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Later in 2003, Congoleum entered into the Claimant Agreement, a settlement agreement with various asbestos personal injury claimants. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims.

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

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories.

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

In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, Congoleum announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for June 8, 2006.

Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements.

Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan.

There can be no assurance that Congoleum will not amend the Eighth Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

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

During 2005 and 2006 Congoleum has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The Future Claimants' Representative has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest have paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the Future Claimants' Representative have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement on April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds.

A motion for Bankruptcy Court approval of this settlement is pending. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion for Bankruptcy Court approval of this settlement is pending. It is possible that any of the settling insurers may argue that the Eighth Plan is not substantially similar to relevant provisions of earlier plans referenced in its respective settlement agreement and therefore is relieved of its settlement obligation.

Congoleum expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of the Eighth Plan.

Under the Eighth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust is net of costs incurred by Congoleum in connection with insurance coverage litigation. Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003. Congoleum also paid $1.3 million in claims processing fees in connection with claims settled under the Claimant Agreement. Under the Eighth Plan, Congoleum is entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for the $1.3 million claims processing fee. There can be no assurance that any future plan will provide for Congoleum to recover any coverage litigation costs or claims processing fees. The Eighth Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no asbestos related property damage claims asserted against Congoleum at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in Congoleum's bankruptcy proceeding advised Congoleum that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. Congoleum objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Eighth Plan will pay those claims in full from certain insurance proceeds.

The Eighth Plan provides that on the effective date of the Eighth Plan, Congoleum will issue a new security (the "New Convertible Security") in the form of either shares of preferred stock or convertible promissory notes and contribute it to the Plan Trust on the effective date of its plan of reorganization in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it will have the following terms: (i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount (the "Market Reset Obligation"), if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of its plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of such effective date and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or reorganized Congoleum following the tenth anniversary of such effective date; (iv) a mandatory redemption on the fifteenth anniversary of such effective date if not redeemed earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Class A Common Stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights, except upon conversion. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and (v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan.

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

There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $17.2 million at a minimum, not including any Market Reset Obligation arising from revaluation of the New Convertible Security, and could be materially higher.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eighth Plan. Congoleum is not yet able to determine the additional costs that may be required to effect the Eighth Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has estimated. Congoleum may record significant additional charges should the minimum estimated cost increase.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands):

                                                              2006        2005
                                                             ------      ------

      Net income                                             $  486      $  624
      Foreign currency translation adjustments                   29        (192)
                                                             ------      ------

      Total comprehensive income                             $  515      $  432
                                                             ======      ======

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

Net sales by segment for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

                                                         2006            2005
                                                      ---------       ---------
Net sales to external customers:
     Flooring products                                $  57,237       $  57,682
     Tape products                                       26,123          22,599
     Jewelry                                             15,084          15,888
     Canadian division                                   13,277          11,255
                                                      ---------       ---------
       Total net sales to external customers            111,721         107,424
Intersegment net sales:
     Flooring products                                       --              --
     Tape products                                           --              20
     Jewelry                                                 --              --
     Canadian division                                    1,448           1,184
                                                      ---------       ---------
       Total intersegment net sales                       1,448           1,204
Reconciling items                                            --              --
Intersegment net sales                                   (1,448)         (1,204)
                                                      ---------       ---------

Consolidated net sales                                $ 111,721       $ 107,424
                                                      =========       =========

Segment profit or loss is before income tax expense or benefit. Profit (loss) by segment for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

                                                            2006          2005
                                                          -------       -------
Segment profit (loss)
     Flooring products                                    $   262       $  (352)
     Tape products                                            151            31
     Jewelry                                                  171           625
     Canadian division                                        260          (249)
                                                          -------       -------
       Total segment profit                                   844            55
                                                          -------       -------

Reconciling items
     Corporate items                                          (57)        2,026
     Intercompany profit                                       24            44
                                                          -------       -------
       Consolidated income before income
          taxes and other items                           $   811       $ 2,125
                                                          =======       =======

Corporate items of $2.0 million for the three months ended March 31, 2005 include a gain of $2.3 million from the sale of the Tullahoma property (see Note
D).

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                                    March 31,       December 31,
                                                       2006             2005
                                                    ---------       ------------
Segment assets
     Flooring products                              $ 207,796        $ 207,347
     Tape products                                     61,491           51,679
     Jewelry                                           38,542           39,421
     Canadian division                                 43,285           43,139
                                                    ---------        ---------
       Total segment assets                           351,114          341,586

Reconciling items
     Assets of discontinued operation                   3,200            3,142
     Corporate items                                   32,752           33,080
     Intersegment accounts receivable                 (29,356)         (20,650)
     Intersegment profit in inventory                    (143)            (167)
     Intersegment other asset                            (147)            (147)
                                                    ---------        ---------

       Consolidated assets                          $ 357,420        $ 356,844
                                                    =========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee, the Future Claimants' Representative and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the Asbestos Claimants' Committee and the Future Claimants' Representative to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In February 2006, Congoleum filed the Seventh Plan. On February 27, 2006, Congoleum announced its intention to make additional changes to its plan of reorganization, and on March 17, 2006 it filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Official Committee of Bondholders has filed the Bondholder Plan. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for June 8, 2006.

There can be no assurance that Congoleum will not amend the Eighth Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. It is unclear whether the Bankruptcy Court will approve the CNA Plan or the Bondholder Plan or whether either of such plans, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

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

Congoleum expects that the terms of the Eighth Plan may be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan and the Bondholder Plan are materially different from the terms of the Eighth Plan, and these plans may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eighth Plan. Congoleum expects that it will take until some time in the fourth quarter of 2006 at the earliest to obtain confirmation of any plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements. Under the terms of the Eighth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eighth Plan. Settlement values under the Eighth Plan may differ from values under the Sixth Plan and the Claimant Agreement, which, together with the outcome of the Avoidance Actions, may materially affect the liability associated with the asbestos personal injury claims against Congoleum. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eighth Plan or any other plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eighth Plan or any new amended plan of reorganization, or the continued pursuit of the CNA Plan or the Bondholder Plan by the proponents of such plans, or the proposal of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has estimated.

Please refer to "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" included in Part II, Item 1A. for a discussion of certain factors that could cause actual results to differ from the Congoleum's goals for resolving its asbestos liability through a plan of reorganization.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission. There have been no material changes in what the Company considers to be its critical accounting policies or the applicability of the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

                                              Three Months Ended March 31
                                                2006              2005
                                              --------          --------
                                               (In thousands of dollars)

Net sales                                     $ 54,484          $ 49,742
Cost of sales                                   39,531            34,931
                                              --------          --------
Gross profit                                    14,953   27.4%    14,811   29.8%
Selling, general & administrative expenses      13,994   25.7%    13,791   27.7%
                                              --------          --------
Operating income                                   959             1,020

Interest expense, net                             (593)             (719)
Other income, net                                  160             2,132
                                              --------          --------
Income before taxes and other items                526             2,433

Provision for income taxes                         196               971
Noncontrolling interests                           (16)             (474)
                                              --------          --------

Income from continuing operations             $    314          $    988
                                              ========          ========

Net sales in the first quarter of 2006 were $54.5 million compared to $49.7 million in the first quarter of 2005, an increase of $4.8 million or 9.7%. Tape division sales increased $3.5 million, or 15.6%, as a result of higher sales volume in automotive and other films, coupled with price increases on most product lines. Canadian division sales increased $2.0 million, or 18%, on higher volume and pricing of flooring and industrial products. Jewelry sales declined $0.8 million, or 5.1%, as sales were negatively affected by the merger and store consolidation by two major department store customers.

Gross profit decreased from 29.8% for the first quarter of 2005 to 27.4% for the first quarter of 2006. Gross margins declined in the Tape business due to higher costs for raw materials and energy, of which only a portion was recovered through selling price increases. Jewelry margins also declined, as the cost of goods (primarily sourced from China) has increased while mass merchandisers have resisted efforts to pass along those increases. A lower proportion of Jewelry sales in the first quarter of 2006 versus 2005 also contributed to the overall gross margin decrease, because Jewelry has higher gross margins as a percent of sales than the other segments. Canadian margins improved due to increased sales volume, higher selling prices to offset cost increases, and manufacturing cost reductions.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended March 31, 2006 and 2005 would have been 26.9% and 29.3%, respectively.

Selling, general and administrative ("SG&A") expenses in the first quarter of 2006 increased by $203 thousand or 1.5% compared to the first quarter of 2005. This increase was primarily due to higher freight and sales commissions. As a percentage of net sales, SG&A decreased from 27.7% to 25.7%, as programs to contain or reduce SG&A costs kept the growth rate of these expenses well below the sales growth rate.

Net interest expense for the first quarter of 2006 was lower than the first quarter of 2005 primarily due to a 150 basis point reduction in the leverage fee charged on the Company's $20 million notes.

Other income for the first quarter of 2005 includes a gain of $2.3 million recognized on the sale of a warehouse. The impact of this sale on the Company's net income after taxes and non-controlling interest was $887 thousand, or $0.26 per share.

The effective tax rate was 37% in the first quarter of 2006 compared to 40% in the first quarter of 2005. The lower rate is attributed to the effect of the Canadian division's lower effective rate and projected income for the year.

Income from continuing operations in the first quarter of 2006 was $314 thousand compared to $988 thousand for the corresponding prior year period. Excluding the net impact of the warehouse sale, income from continuing operations for the first quarter of 2005 was approximately $101 thousand.


Congoleum

                                              Three Months Ended March 31
                                                 2006             2005
                                               --------         --------
                                               (In thousands of dollars)

Net sales                                      $ 57,237         $ 57,630
Cost of sales                                    43,960           43,969
                                               --------         --------
Gross profit                                     13,277  23.2%    13,661   23.7%
Selling, general & administrative expenses       10,396  18.2%    11,733   20.4%
                                               --------         --------
Operating income                                  2,881            1,928
Interest expense, net                            (2,577)          (2,402)
Other (expense) income, net                         (42)             122
                                               --------         --------
Income (loss) before taxes                          262             (352)
Provision for income taxes                           51               --
                                               --------         --------

Net income (loss)                              $    211         $   (352)
                                               ========         ========

Net sales for the three months ended March 31, 2006 were $57.2 million as compared to $57.6 million for the three months ended March 31, 2005, a decrease of $0.4 million or 0.7%. The decrease reflected weaker sales in high-end resilient sheet products and the impact of a promotional roll sales program in the first quarter of 2005 which was not repeated in 2006. Offsetting these declines were the impact of price increases instituted in the second half of 2005 (5.7%) and higher sales in the manufactured housing category.

Gross profit for the three months ended March 31, 2006 totaled $13.3 million, or 23.2% of net sales, compared to $13.7 million, or 23.7% of net sales, for the same period last year. The major factors leading to the deterioration in gross margin were the increase in raw material costs and utility costs experienced during the second half of 2005, which reduced margins by approximately 4.0% points of net sales, and the poorer sales mix which reduced margin by 2% points of net sales. This was partially mitigated by the 5.7% increase in selling prices.

Selling, general and administrative expenses were $10.4 million for the three months ended March 31, 2006 as compared to $11.7 million for the three months ended March 31, 2005, a decrease of $1.3 million. The reduction in expenses reflects lower merchandising and sales support related costs (down $0.6 million), lower compensation and related benefit costs reflecting workforce reductions in late 2005 ($0.4 million) and lower depreciation expense ($0.2 million). As a percent of net sales, selling, general and administrative costs were 18.2% for the three months ended March 31, 2006 compared to 20.4% for the same period last year.

Income from operations was $2.9 million for the quarter ended March 31, 2006 compared to income of $1.9 million for the quarter ended March 31, 2005. The improvement in operating income was a result of lower selling, general and administrative expenses which offset the impact of lower sales and gross margins.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased $2.8 million in the first three months of 2006 to $1.9 million. Cash used by operating activities, principally for seasonal working capital increases, was funded from existing balances. Working capital at March 31, 2006 was $21.1 million, up from $19.8 million at December 31, 2005. The ratio of current assets to current liabilities at March 31, 2006 was 1.35 compared to 1.33 at December 31, 2005.

Capital expenditures in the first three months of 2006 were $418 thousand compared to $346 thousand for the first three months of 2005. It is anticipated that capital spending for the full year 2006 will be approximately $4 million.

During the first quarter of 2005, the Company sold a warehouse for $2.5 million, resulting in net cash proceeds of $2.3 million. The warehouse was owned by Tullahoma Properties L.L.C., a subsidiary in which the Company owns a 62.5% interest.

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

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Fleet National Bank, a Bank of America company ("BofA"), and Bank of America National Association acting through its Canada branch (the "Canadian Lender"). The Credit Facility provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with a revolving credit facility of up to $20 million and a $12 million borrowing sublimit for American Biltrite Inc.'s subsidiary American Biltrite (Canada) Ltd. ("AB Canada"). The amount of domestic borrowings available from time to time under the Credit Facility for the Company may not exceed the lesser of (a) $20 million less the then outstanding amount of borrowings by AB Canada under the Canadian sublimit facility and (b) the applicable borrowing base. The formula used for determining the borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Note Agreement (as defined below). American Biltrite Inc. and K&M Associates L.P. may also obtain letters of credit in an aggregate amount at any time outstanding of up to $4 million, subject to the Credit Facility's maximum borrowing availability limit discussed above.

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

The amount of borrowings available from time to time for AB Canada under the Canadian sublimit facility under the Credit Facility is limited to the lesser of
(a) $12 million, (b) AB Canada's borrowing base amount, which is based upon AB Canada's accounts receivable, inventory and fixed assets, and (c) $20 million less the amount of domestic borrowings outstanding under the Credit Facility on behalf the Company and K&M Associates L.P. The Canadian sublimit facility also allows AB Canada to obtain letters of credit in an aggregate amount at any time outstanding of up to $1 million, subject to the Canadian sublimit facility's maximum borrowing availability limit discussed above. AB Canada may borrow amounts under the Canadian sublimit facility in United States or Canadian dollar denominations; however, solely for purposes of determining amounts outstanding and borrowing availability under the Credit Facility, all Canadian dollar denominated amounts will be converted into United States dollars in the manner provided in the Credit Facility.

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

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Notes"). The Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. During 2004 and for the first quarter of 2005, the Company was obligated to pay the full 2% of that fee. For the second quarter of 2005, the fee was 1%, and for the third and fourth quarter of 2005 and the first quarter of 2006, it was 0.5%. Principal on the Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006.

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

Under the terms of the Eighth Plan, ABI expects to contribute $250 thousand in cash to the Plan Trust on the effective date of the plan. Under the terms of the Eighth Plan, unlike under the Sixth Plan, ABI would not pledge any of its assets, including shares of Congoleum stock it owns or certain rights it has to receive indemnification payments from Congoleum pursuant to a joint venture agreement that ABI and Congoleum are party to, as security for Congoleum's obligations under the new convertible security (as was contemplated, under the Sixth Plan with respect to Congoleum's obligations under the Promissory Note described in the Sixth Plan). In addition, the Eighth Plan does not, unlike the Sixth Plan, contemplate that ABI would be required to make any additional contributions to the Plan Trust if ABI were to sell its Congoleum stock under the circumstances provided under the Sixth Plan, a description of which ABI provided in previous periodic reports it filed with the Securities and Exchange Commission.

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

Congoleum

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, Congoleum's consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes A and J of the Notes to the Unaudited Consolidating Financial Statements. These matters will have a material adverse impact on Congoleum's liquidity and capital resources. During the first quarter of 2006, Congoleum paid $5.9 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Pursuant to terms of the Eighth Plan and related documents, Congoleum is entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At March 31, 2006, Congoleum recorded $18.4 million as a receivable for such reimbursements. The amount and timing of reimbursements that will be received will depend on when Congoleum or the Plan Trust receives funds from insurance settlements or other sources. There can be no assurances that these reimbursements will be received, or that the terms providing for such reimbursements will not be modified. Congoleum expects to spend a further $17.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities in addition to the $9.4 million insurance settlement being held as restricted cash. It also expects to spend a further $7.9 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. Congoleum currently holds $3.8 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes during this period is approximately $21.6 million, including interest on the unpaid interest due. In February 2006, the Bankruptcy Court ordered Gilbert, Heintz & Randolph, a law firm formerly representing Congoleum, to disgorge all fees and certain expenses it was paid by Congoleum. The law firm has appealed this ruling. The amount of the disgorgement is approximately $9.6 million. Pursuant to the terms of the Eighth Plan, holders of the Senior Notes would forego $10 million in interest accrued during the post-petition period and would receive the right to any funds (net of related expenses) from the fee disgorgement and other causes of action against the law firm and one of its service providers, subject to a maximum of $10 million plus interest at 8.625% from the effective date of the plan until the time such payment is made (the "Maximum Additional Bondholder Recovery"). There can be no assurance that the Plan, which is ultimately confirmed, will provide for such interest forgiveness. Any net recoveries in excess of the Maximum Additional Bondholder Recovery would be paid to the Plan Trust.

Pursuant to the terms of the Eighth Plan, Congoleum is to make a cash contribution of approximately $7.7 million to the Plan Trust when the plan goes effective. The Eighth Plan also provides that the maturity of the Senior Notes will be extended by three years from August 2008 to August 2011. There can be no assurance that the plan which is ultimately confirmed will provide for such maturity extension.

As part of the Eighth Plan, Congoleum expects that it will issue a convertible security (the "New Convertible Security") to the Plan Trust. Under the terms of the Eighth Plan, the New Convertible Security means either shares of preferred stock or convertible promissory notes to be issued by reorganized Congoleum and contributed to the Plan Trust on the effective date of the Eighth Plan in satisfaction of section 524(g) of the Bankruptcy Code. If the New Convertible Security is to be shares of preferred stock of reorganized Congoleum, it will have the following terms: (i) an initial liquidation preference equal to $2,738,234.75 in the aggregate, such amount being subject to increase in the amount, if any, by which 36% of reorganized Congoleum's market capitalization based on average trading prices for reorganized Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the effective date of the plan of reorganization, exceeds such initial liquidation preference; (ii) an initial dividend rate equal to 9% of the liquidation preference per annum, payable semi-annually in arrears, with such dividend rate to reset at the rate of 5% of the liquidation preference per annum on the tenth anniversary of the effective date of the plan of reorganization and payable at such reset dividend rate per annum unless and until redeemed; (iii) redeemable for the liquidation preference at the option of the Plan Trust or reorganized Congoleum following the tenth anniversary of the effective date of the plan of reorganization; (iv) a mandatory redemption on the fifteenth anniversary of the effective date of the plan of reorganization if not redeemed earlier; (v) convertible into 5,700,000 shares of Class A Common Stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay dividends and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of Class A Common Stock to be contributed to the Plan Trust, will result in the Plan Trust owning 51% of the voting common shares of reorganized Congoleum on a fully diluted basis; and (vi) no voting rights, except upon conversion. If the New Convertible Security is convertible promissory notes, such notes will be on economic terms substantially equivalent to provisions (i) and (v) of the preferred stock described herein, with other terms substantially the same as the Promissory Note described in the Sixth Plan. Although the earliest redemption or repayment date for the New Convertible Security does not occur until its tenth anniversary of issuance, this obligation may affect Congoleum's ability to obtain other sources of financing or refinance existing obligations. In addition, it is expected that the terms of the New Convertible Security will require Congoleum to make regularly scheduled dividend or interest payments prior to such instrument's redemption or maturity date.

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2006, were $14.7 million, a decrease of $9.9 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.7 million and $2.0 million at March 31, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally, $9.4 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at March 31, 2006. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $30.0 million at March 31, 2006, up from $28.0 million at December 31, 2005. The ratio of current assets to current liabilities at March 31, 2006 was 1.3 to 1.0, which is unchanged from December 31, 2005. The ratio of debt to total capital at March 31, 2006 was 0.48 to 1.0 which is also unchanged since December 31, 2005. Net cash used by operations during the first three months of 2006 was $10.8 million, as compared to net cash used by operations of $9.3 million in the first three months of 2005. The increase in cash used by operations in the first three months of 2006 versus the first three months of 2005 was primarily due to higher working capital requirements and increased reorganization expenditures in 2006.

Capital expenditures for the three months ended March 31, 2006 totaled $0.5 million. Congoleum is currently planning capital expenditures of approximately $5 million in 2006 and between $5 million and $7 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at March 31, 2006. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2006, based on the level of receivables and inventory, $17.6 million was available under the facility, of which $4.7 million was utilized for outstanding letters of credit and $11.5 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if Congoleum's plan of reorganization is not confirmed before that time.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note I to the Unaudited Consolidating Condensed Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum has used $10.8 million in cash from operations in the first quarter of 2006 (as more fully discussed above), which includes the benefit of $2.2 million of accrued but unpaid interest on long-term debt. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the foreseeable future. To meet the funding obligations under the Eighth Plan, Congoleum anticipates it will need to obtain the contemplated forgiveness of $10 million of interest on the Senior Notes and obtain reimbursement for any unreimbursed coverage litigation costs. Actual sources and uses of funds to consummate the effectiveness of the Eighth Plan or any other plan may differ from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves Congoleum with sufficient liquidity that further reorganization will not be needed. Congoleum's inability to obtain confirmation of the Eighth Plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at March 31, 2006, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding long-term debt as of March 31, 2006 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Canada, Belgium and Singapore and sells those products in those markets as well as in other countries in Europe and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro. When the U.S. dollar strengthens against the Canadian dollar or Euro, the U.S. dollar value of the applicable foreign currency sales decreases. When the U.S. dollar weakens against those currencies, the U.S. dollar value of the applicable foreign currency sales increases.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note I "Commitments and Contingencies" and Note J "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful," included in Part II, Item 1A of this Quarterly Report on Form 10-Q, are incorporated herein by reference.


Item 1A. Risk Factors

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

The Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. In connection with Congoleum's strategy for resolving its asbestos liability, in 2003, Congoleum entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. Under the terms of the Eighth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under such settlement agreements. The outcome of the Avoidance Actions could affect the outcome of plan voting and, therefore, confirmation of the Eighth Plan or any modified version of that plan or any other plan pursued by Congoleum.

There can be no assurance that Congoleum will not amend the Eight Plan, that Congoleum will obtain approval to solicit acceptances for its plan, that Congoleum will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, or that its plan, if confirmed, will become effective. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and plans have been filed by an insurance company and the Official Committee of Bondholders. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

The Eighth Plan and any alternative plan of reorganization pursued by Congoleum or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Eighth Plan contained in the Annual Report on Form 10-K. Furthermore, the estimated costs and contributions to effect the Eighth Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of a plan of reorganization will depend on Congoleum obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of the Eighth Plan or in connection with Congoleum's New Jersey state court insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation to reimburse coverage litigation costs as expected, Congoleum may be unable to obtain exit financing that, when combined with net cash provided from operating activities, would provide it with sufficient funds, which would likely result in Congoleum not being able to confirm its plan of reorganization or have such plan become effective.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for its asbestos liabilities for the foreseeable future. If, however, it were not able to receive such coverage from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position. In addition, certain of the excess liability insurance policies that the Company purchased were underwritten by companies that are now insolvent, which may limit the amount of funds available to pay for any future claims covered by these policies.

Some additional factors that could cause actual results to differ from Congoleum's and the Company's objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments; (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under Congoleum's proposed modified plan, which certain insurers have objected to in Bankruptcy Court and are litigating in New Jersey State Court, or any other plan of reorganization; (iii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum or relating to any other plan of reorganization proposed by any other party in interest; (iv) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge; (v) satisfaction of the conditions and obligations under the Company's and Congoleum's respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under any plan of reorganization; (vi) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers and other constituencies to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability; (vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms; (viii) timely obtaining sufficient creditor and court approval of a reorganization plan and the court overruling any objections to such plan that may be filed; (ix) developments in costs, associated with, and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers; (x) the extent to which Congoleum is able to obtain reimbursement for costs it incurs in connection with the insurance coverage litigation; (xi) compliance with the Bankruptcy Code, including section 524(g); and (xii) the possible progress of another party in interest's proposed plan of reorganization which may prove to be unfeasible. In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations regarding its pursuit of a plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A and J of the Notes to Unaudited Consolidating Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," which are included in
Part I, Item 1 and Part I, Item 2, respectively, in this report.

Any plan of reorganization for Congoleum will likely result in substantial dilution of Congoleum's equity holders, including the Company.

Under the terms of the Eighth Plan, on the effective date of that plan, reorganized Congoleum would issue 3.8 million shares of its Class A common stock, which based on the number of shares of Congoleum Class A and Class B common stock outstanding as of March 17, 2006, would represent 31.5% of Congoleum's outstanding common stock and 22.8% of the aggregate general voting power of Congoleum's outstanding common stock, and would reduce the Company's equity ownership in Congoleum to 37.7% and its general equity voting interest in Congoleum to 53.6%, in each case, after giving effect to the stock issuance. On a fully diluted basis, the Company's equity ownership would be reduced to 35.2% with a general equity voting interest of 51.0%, giving effect to such stock issuance as if it occurred on such date.

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

In addition, any proposed plans of reorganization proposed for Congoleum by other parties in interest may provide for even greater dilution of the Congoleum equity interests than that contemplated by the Eighth Plan. There can be no assurance as to how the equity interests in Congoleum, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may ultimately be confirmed by the Bankruptcy Court and consummated.

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

The credit facility expires on September 30, 2006. Under the Note Agreement, the Company must enter into a definitive commitment to replace or refinance the $20 million borrowing limit under the Credit Facility by June 30, 2006 and consummate the replacement or refinancing by September 30, 2006. Although the Company expects that it will be able to satisfy that requirement under the Note Agreement, and that it will obtain a modification or waiver of covenants as needed prior to any extension or replacement of its credit facility, as well as a modification of the covenants under the note agreement governing its outstanding $20 million aggregate principal amount notes, there can be no assurances in this regard. If the Company is unable to timely satisfy these requirements or obtain waivers for or amendments of these requirements, such failure would result in a breach of the note agreement governing its outstanding $20 million aggregate principal amount notes, which for the reasons discussed in the preceding paragraph, could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, even if the Company were to obtain appropriate waivers or amendments of these obligations under the note agreement, the Company would be required to repay (without replenishment) all amounts outstanding under its credit facility if it were to fail to extend or replace that facility by the expiration date, which would have a material adverse effect on the Company's financial condition and liquidity.

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

Due to the nature of the Company's and its majority-owned subsidiary Congoleum's businesses and certain of the substances which are or have been used, produced or discharged by them, the Company's and Congoleum's operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations. The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company and Congoleum-owned sites. The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at their current and previously owned facilities, in order to comply with existing environmental laws, and those amounts may be substantial. Although the Company and Congoleum believe that those amounts should not have a material adverse effect on their respective financial positions, there is no certainty that these amounts will not have a material adverse effect on their respective financial positions because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies.

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

The Company's majority-owned subsidiary K&M Associates L.P. ("K&M") sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M's customers accounted for approximately 58% of its net sales for the year ended December 31, 2005 and 59% of its net sales for the year ended December 31, 2004. The loss of the largest of these customers would have a material adverse effect on K&M's business, results of operations and financial condition and would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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


Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due on the Senior Notes on the following dates: February 1, 2004, 2005 and 2006 and August 1, 2004 and 2005. The aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $21.6 million. As of March 31, 2006, the aggregate outstanding principal amount of the Senior Notes is approximately $100 million. These amounts, plus $2.2 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, 2005 and 2006 and August 1, 2004 and 2005 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidated balance sheet included in this report.

Item 6.  Exhibits

Exhibit No.       Description
-----------       -----------

3.1     I         Restated Certificate of Incorporation

3.2     II        By-Laws, amended and restated as of September 11, 2004

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1    III       Eighth Modified Joint Plan of Reorganization Under Chapter 11
                  of the Bankruptcy Code of Congoleum Corporation, et al., dated as of March 17, 2006

99.2    III       Proposed Disclosure Statement with respect to the Eighth
                  Modified Joint Plan of Reorganization Under Chapter 11 of the
                  Bankruptcy Code of Congoleum Corporation, et al., dated as of March 17, 2006

99.3 Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company

99.4 Settlement and Policy Buyback Agreement and Release by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99.5 Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company

----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 22, 2006

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

                                                AMERICAN BILTRITE INC.
                                                ----------------------
                                                     (Registrant)


Date: May 15, 2006                          BY: /s/  Howard N. Feist III
                                                ------------------------------
                                                Howard N. Feist III
                                                Vice President-Finance
                                                (Duly Authorized Officer and
                                                Principal Financial and Chief
                                                Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.       Description
-----------       -----------

3.1     I         Restated Certificate of Incorporation

3.2     II        By-Laws, amended and restated as of September 11, 2004

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1    III       Eighth Modified Joint Plan of Reorganization Under Chapter 11
                  of the Bankruptcy Code of Congoleum Corporation, et al., dated as of March 17, 2006

99.2    III       Proposed Disclosure Statement with respect to the Eighth
                  Modified Joint Plan of Reorganization Under Chapter 11 of the
                  Bankruptcy Code of Congoleum Corporation, et al., dated as of March 17, 2006

99.3 Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company

99.4 Settlement and Policy Buyback Agreement and Release by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99.5 Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company

----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 22, 2006