Form 10-Q
period 2006-06-30
AMERICAN BILTRITE INC
filed 2006-08-14
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended June 30, 2006         Commission File Number 1-4773

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 9, 2006
----------------------------                -----------------------------

      Common Stock                                3,441,551 shares

                           FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on American Biltrite Inc.'s expectations and American Biltrite Inc.'s understanding of Congoleum's expectations, as of the date of this report, of future events, and American Biltrite Inc. undertakes no obligation to update any of these forward-looking statements, except as required by federal securities laws. Although American Biltrite Inc. believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of such statement. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to American Biltrite Inc.'s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.'s other filings with the Securities and Exchange Commission.

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidating Condensed Balance Sheets - Assets as of
                  June 30, 2006 (unaudited) and December 31, 2005..............1

                  Consolidating Condensed Balance Sheets - Liabilities and Stockholders' Equity as of June 30, 2006 (unaudited) and
                  December 31, 2005............................................2

                  Consolidating Condensed Statements of Operations
                  (unaudited) for the three months ended June 30, 2006
                  and 2005.....................................................3

                  Consolidating Condensed Statements of Operations
                  (unaudited) for the six months ended June 30, 2006
                  and 2005.....................................................4

                  Consolidating Condensed Statements of Cash Flows -
                  Operating Activities (unaudited) for the six months ended
                  June 30, 2006 and 2005.......................................5

                  Consolidating Condensed Statements of Cash Flows -
                  Investing & Financing Activities (unaudited) for the
                  six months ended June, 2006 and 2005.........................6

                  Notes to Unaudited Consolidating Condensed Financial
                  Statements...................................................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................38

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..57

         Item 4.  Controls and Procedures.....................................57


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................58

         Item 1A. Risk Factors................................................58

         Item 3.  Defaults Upon Senior Securities.............................67

         Item 4.  Submission of Matters to a Vote of Security Holders.........68

         Item 5.  Other Information...........................................68

         Item 6.  Exhibits....................................................69

         Signature  ..........................................................71

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                           ABI Consolidated                  Eliminations
                                       June 30,      December 31,     June 30,       December 31,
                                         2006            2005           2006             2005
                                     ----------------------------------------------------------------
                                      (Unaudited)                   (Unaudited)
(Unaudited)
Assets
Current Assets:
   Cash and cash equivalents             $ 18,150       $ 29,184
   Restricted cash                         11,967         11,644
   Accounts receivable, net                51,952         41,742         $( 524)           $(455)
   Inventories                             84,836         77,127           (103)            (166)
   Assets of discontinued
      operation                                 -          3,142
   Deferred income taxes                   18,036         18,036
   Prepaid expense & other
     current assets                        27,133         24,062
                                     ----------------------------------------------------------------
     Total current assets                 212,074        204,937           (627)            (621)

Property, plant & equipment, net          110,291        115,336

Other assets:
   Insurance for asbestos-related
     liabilities                            8,950          8,950
   Goodwill, net                           11,475         11,726
   Other assets                            19,835         15,895           (135)            (147)
                                     ----------------------------------------------------------------
                                           40,260         36,571           (135)            (147)
                                     ----------------------------------------------------------------

Total assets                             $362,625       $356,844          $(762)           $(768)
                                     ================================================================

                                               Congoleum                  American Biltrite
                                        June 30,      December 31,    June 30,      December 31,
                                          2006            2005          2006            2005
                                     -------------------------------------------------------------
                                      (Unaudited)
(Unaudited)
Assets
Current Assets:
   Cash and cash equivalents             $ 15,444        $ 24,511       $  2,706       $  4,673
   Restricted cash                         11,967          11,644
   Accounts receivable, net                24,235          17,092         28,241         25,105
   Inventories                             39,481          34,607         45,458         42,686
   Assets of discontinued
      operation                                                                -          3,142
   Deferred income taxes                   16,735          16,735          1,301          1,301
   Prepaid expense & other
     current assets                        23,286          20,139          3,847          3,923
                                     -------------------------------------------------------------
     Total current assets                 131,148         124,728         81,553         80,830

Property, plant & equipment, net           69,051          73,207         41,240         42,129

Other assets:
   Insurance for asbestos-related
     liabilities                                                           8,950          8,950
   Goodwill, net                                                          11,475         11,726
   Other assets                             9,954           9,412         10,016          6,630
                                     -------------------------------------------------------------
                                            9,954           9,412         30,441         27,306
                                     -------------------------------------------------------------

Total assets                             $210,153        $207,347       $153,234       $150,265
                                     =============================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                                 ABI Consolidated                Eliminations
                                             June 30,      December 31,    June 30,      December 31,
                                               2006            2005          2006            2005
                                           ------------------------------------------------------------
                                            (Unaudited)                   (Unaudited)
(Unaudited)
Liabilities
Current liabilities:
   Accounts payable                            $ 21,478       $ 22,144       $   (524)      $   (455)
   Accrued expenses                              43,052         42,976
   Asbestos-related liabilities                  23,439         28,369
   Liabilities of discontinued operation              -            200
   Notes payable                                 23,775         19,062
   Current portion of long-term debt             20,377         20,451
   Liabilities subject to compromise             29,281         23,990
                                           ------------------------------------------------------------
     Total current liabilities                  161,402        157,192           (524)          (455)

Long-term debt, less current portion              1,663          1,963
Asbestos-related liabilities                      9,740          9,500
Other liabilities                                30,681         29,625
Noncontrolling interests                          1,086          1,365
Liabilities subject to compromise               137,800        138,714           (135)          (147)
                                           ------------------------------------------------------------
     Total liabilities                          342,372        338,359           (659)          (602)

Stockholders' equity
   Common stock                                      46             46            (93)           (93)
   Additional paid-in capital                    19,570         19,570        (49,236)       (49,126)
   Retained earnings                             33,525         31,913         35,302         35,129

   Accumulated other comprehensive loss         (17,756)       (17,912)         6,111          6,111
   Less treasury shares                         (15,132)       (15,132)         7,813          7,813
                                           ------------------------------------------------------------
   Total stockholders' equity                    20,253         18,485           (103)          (166)
                                           ------------------------------------------------------------
     Total liabilities and stockholders'
       equity                                  $362,625       $356,844       $   (762)      $   (768)
                                           ============================================================

                                                     Congoleum                 American Biltrite
                                             June 30,      December 31,    June 30,      December 31,
                                               2006            2005          2006            2005
                                          ------------------------------------------------------------
                                           (Unaudited)
(Unaudited)
Liabilities
Current liabilities:
   Accounts payable                            $ 11,078       $ 12,245       $ 10,924       $ 10,354
   Accrued expenses                              22,410         22,703         20,642         20,273
   Asbestos-related liabilities                  23,439         28,369
   Liabilities of discontinued operation                                            -            200
   Notes payable                                 13,288          9,404         10,487          9,658
   Current portion of long-term debt                                           20,377         20,451
   Liabilities subject to compromise             29,281         23,990
                                          ------------------------------------------------------------
     Total current liabilities                   99,496         96,711         62,430         60,936

Long-term debt, less current portion                                            1,663          1,963
Asbestos-related liabilities                                                    9,740          9,500
Other liabilities                                16,735         16,735         13,946         12,890
Noncontrolling interests                                                        1,086          1,365
Liabilities subject to compromise               137,935        138,861
                                          ------------------------------------------------------------
     Total liabilities                          254,166        252,307         88,865         86,654

Stockholders' equity
   Common stock                                      93             93             46             46
   Additional paid-in capital                    49,236         49,126         19,570         19,570
   Retained earnings                            (64,568)       (65,405)        62,791         62,189

   Accumulated other comprehensive loss         (20,961)       (20,961)        (2,906)        (3,062)
   Less treasury shares                          (7,813)        (7,813)       (15,132)       (15,132)
                                          ------------------------------------------------------------
   Total stockholders' equity                   (44,013)       (44,960)        64,369         63,611
                                          ------------------------------------------------------------
     Total liabilities and stockholders'
       equity                                  $210,153       $207,347       $153,234       $150,265
                                          ============================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2006 and 2005
    (In thousands of dollars, except number of shares and per share amounts)

                                                       ABI Consolidated              Eliminations
                                                      2006           2005         2006          2005
                                                  ----------------------------------------------------------

Net sales                                            $117,465      $109,542        $    -        $  72

Cost of products sold                                  88,279        81,435          (224)         (39)
Selling, general & administrative expenses             25,177        39,464
                                                  ----------------------------------------------------------
Income (loss) from operations                           4,009       (11,357)          224          111
Other income (expense)
     Interest income                                      237            86
     Interest expense                                  (3,548)       (3,267)
     Other income (expense)                               511           (37)         (184)         (72)
                                                  ----------------------------------------------------------
                                                       (2,800)       (3,218)         (184)         (72)
                                                  ----------------------------------------------------------
Income (loss) before taxes and other items              1,209       (14,575)           40           39

Provision for income taxes                                232           (16)
Noncontrolling interests                                    3           (87)
                                                  ----------------------------------------------------------
Income (loss) from continuing operations                  980       (14,646)           40           39
Discontinued operation                                     36           (57)
                                                  ----------------------------------------------------------

Net income (loss)                                    $  1,016      $(14,703)        $  40        $  39
                                                  ==========================================================

                                                         Congoleum               American Biltrite
                                                    2006           2005          2006          2005
                                                  ------------------------------------------------------

Net sales                                           $58,743      $ 58,108        $58,722       $51,362

Cost of products sold                                45,139        44,338         43,364        37,136
Selling, general & administrative expenses           10,261        26,127         14,916        13,337
                                                  ------------------------------------------------------
Income (loss) from operations                         3,343       (12,357)           442           889
Other income (expense)
     Interest income                                    126            84            111             2
     Interest expense                                (2,867)       (2,618)          (681)         (649)
     Other income (expense)                              89           293            606          (258)
                                                  ------------------------------------------------------
                                                     (2,652)       (2,241)            36          (905)
                                                  ------------------------------------------------------
Income (loss) before taxes and other items              691       (14,598)           478           (16)

Provision for income taxes                               65             -            167           (16)
Noncontrolling interests                                                               3           (87)
                                                  ------------------------------------------------------
Income (loss) from continuing operations                626       (14,598)           314           (87)
Discontinued operation                                                                36           (57)
                                                  ------------------------------------------------------

Net income (loss)                                    $  626      $(14,598)       $   350      $   (144)
                                                  ======================================================

                                                             Basic                                   Diluted
                                                      2006          2005                       2006          2005
                                                  ----------------------------              --------------------------
Income (loss) per common share from continuing
   operations                                         $ 0.28        $(4.25)                     $ 0.28       $(4.25)
Discontinued operation                                  0.01         (0.02)                       0.01        (0.02)
                                                  ----------------------------              --------------------------

   Net income (loss) per common share                 $ 0.29        $(4.27)                     $ 0.29       $(4.27)
                                                  ============================              ==========================

Weighted average number of common and
   equivalent shares outstanding                   3,441,551     3,441,551                   3,471,200    3,441,551
                                                  ============================              ==========================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                 For the Six Months Ended June 30, 2006 and 2005
    (In thousands of dollars, except number of shares and per share amounts)

                                                        ABI Consolidated               Eliminations
                                                      2006            2005          2006         2005
                                                  -----------------------------------------------------------

Net sales                                            $229,186      $216,966          $    -       $ 124

Cost of products sold                                 171,643       160,789            (351)        (83)
Selling, general & administrative expenses             49,567        64,490
                                                  -----------------------------------------------------------
Income (loss) from operations                           7,976        (8,313)            351         207
Other income (expense)
     Interest income                                      481           229
     Interest expense                                  (6,962)       (6,531)
     Other income (expense)                               525         2,165            (288)       (124)
                                                  -----------------------------------------------------------
                                                       (5,956)       (4,137)           (288)       (124)
                                                  -----------------------------------------------------------
Income (loss) before taxes and other items              2,020       (12,450)             63          83

Provision for income taxes                                479           955
Noncontrolling interests                                  (13)         (561)
                                                  -----------------------------------------------------------
Income (loss) from continuing operations                1,528       (13,966)             63          83
Discontinued operation                                    (26)         (113)
                                                  -----------------------------------------------------------

Net income (loss)                                    $  1,502      $(14,079)         $   63       $  83
                                                  ===========================================================

                                                         Congoleum                American Biltrite
                                                    2006           2005          2006            2005
                                                 ---------------------------------------------------------

Net sales                                          $115,980      $115,738       $113,206       $101,104

Cost of products sold                                89,099        88,307         82,895         72,565
Selling, general & administrative expenses           20,657        37,860         28,910         26,630
                                                 ---------------------------------------------------------
Income (loss) from operations                         6,224       (10,429)         1,401          1,909
Other income (expense)
     Interest income                                    283           182            198             47
     Interest expense                                (5,601)       (5,118)        (1,361)        (1,413)
     Other income (expense)                              47           415            766          1,874
                                                 ---------------------------------------------------------
                                                     (5,271)       (4,521)          (397)           508
                                                 ---------------------------------------------------------
Income (loss) before taxes and other items              953       (14,950)         1,004          2,417

Provision for income taxes                              116             -            363            955
Noncontrolling interests                                                             (13)          (561)
                                                 ---------------------------------------------------------
Income (loss) from continuing operations                837       (14,950)           628            901
Discontinued operation                                                               (26)          (113)
                                                 ---------------------------------------------------------

Net income (loss)                                  $    837      $(14,950)      $    602       $    788
                                                 =========================================================

                                                              Basic                                   Diluted
                                                      2006           2005                        2006          2005
                                                  ------------------------------             ---------------------------
Income (loss) per common share from continuing
   operations                                         $ 0.44     $   (4.06)                      $ 0.44        $(4.06)
Discontinued operation                                 (0.01)        (0.03)                       (0.01)        (0.03)
                                                  ------------------------------             ---------------------------

   Net income (loss) per common share                 $ 0.43     $   (4.09)                      $ 0.43        $(4.09)
                                                  ==============================             ===========================

Weighted average number of common and
   equivalent shares outstanding                   3,441,551     3,441,551                    3,469,869      3,441,551
                                                  ==============================             ===========================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                        OPERATING ACTIVITIES (Unaudited)
                 For the Six Months Ended June 30, 2006 and 2005
                            (In thousands of dollars)

                                                            ABI Consolidated              Eliminations
                                                           2006          2005          2006          2005
                                                       ------------------------------------------------------
Operating activities
   Net income (loss)                                     $  1,502      $(14,079)     $   63        $   83
   Net loss from discontinued operation                        26           113
                                                       ------------------------------------------------------
     Income (loss) from continuing operations               1,528       (13,966)         63            83
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
     Depreciation and amortization                          8,232         8,698
     Stock compensation expense                               110             -
     Gain on sale of property                                   -        (2,280)
     Asbestos-related charge                                    -        15,455
     Change in operating assets and liabilities:
       Accounts and notes receivable                       (9,744)       (3,260)         57          (432)
       Inventories                                         (6,754)      (10,964)        (63)          (83)
       Prepaid expenses and other assets                    2,069           403
       Accounts payable and accrued expenses                4,786         3,478         (57)          432
       Asbestos-related expenses                          (11,321)      (12,927)
       Asbestos-related reimbursement from insurance
         settlement                                             -         6,091
       Noncontrolling interests                              (279)          643
       Other                                                 (297)         (319)
                                                       ------------------------------------------------------
     Net cash used by operating activities of
       continuing operations                              (11,670)       (8,948)          -             -
     Net cash used by operating activities of
       discontinued operations                                (85)          (90)
                                                       ------------------------------------------------------

     Net cash used by operating activities               $(11,755)     $ (9,038)     $    -        $    -
                                                       ======================================================

                                                                 Congoleum               American Biltrite
                                                            2006          2005          2006           2005
                                                       ---------------------------------------------------------
Operating activities
   Net income (loss)                                      $    837      $(14,950)      $   602        $   788
   Net loss from discontinued operation                                                     26            113
                                                       ---------------------------------------------------------
     Income (loss) from continuing operations                  837       (14,950)          628            901
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
     Depreciation and amortization                           5,345         5,626         2,887          3,072
     Stock compensation expense                                110             -
     Gain on sale of property                                                                -         (2,280)
     Asbestos-related charge                                     -        15,455
     Change in operating assets and liabilities:
       Accounts and notes receivable                        (7,143)       (3,202)       (2,658)           374
       Inventories                                          (4,874)       (5,244)       (1,817)        (5,637)
       Prepaid expenses and other assets                     1,888         1,400           181           (997)
       Accounts payable and accrued expenses                 4,326         2,785           517            261
       Asbestos-related expenses                           (11,321)      (12,927)
       Asbestos-related reimbursement from insurance
         settlement                                              -         6,091
       Noncontrolling interests                                                           (279)           643
       Other                                                  (800)         (518)          503            199
                                                       ---------------------------------------------------------
     Net cash used by operating activities of
       continuing operations                               (11,632)       (5,484)          (38)        (3,464)
     Net cash used by operating activities of
       discontinued operations                                                             (85)           (90)
                                                       ---------------------------------------------------------

     Net cash used by operating activities                $(11,632)     $ (5,484)      $  (123)       $(3,554)
                                                       =========================================================

         See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                  INVESTING & FINANCING ACTIVITIES (Unaudited)
                 For the Six Months Ended June 30, 2006 and 2005
                            (In thousands of dollars)

                                                            ABI Consolidated              Eliminations
                                                           2006          2005          2006          2005
                                                       ------------------------------------------------------
Investing activities
   Investments in property, plant and equipment          $ (2,261)     $ (3,027)     $    -        $    -
   Proceeds from sale of property                               -         2,327
                                                       ------------------------------------------------------
     Net cash (used) provided by investing
       activities of continuing operations                 (2,261)         (700)          -             -
     Net cash provided by investing activities of
       discontinued operations                                680             -
                                                       ------------------------------------------------------
     Net cash (used) provided by investing activities      (1,581)         (700)

Financing activities
   Net short-term borrowings                                4,242         2,353
   Payments on long-term debt                                (383)       (2,542)
   Net change in restricted cash                             (323)       (1,311)
                                                       ------------------------------------------------------
     Net cash provided (used) by financing
       activities of continuing operations                  3,536        (1,500)          -             -
Effect of foreign exchange rate changes
  on cash                                                  (1,234)        1,393
                                                       ------------------------------------------------------
   Net decrease in cash                                   (11,034)       (9,845)          -             -
Cash and cash equivalents at beginning
  of period                                                29,184        34,691
                                                       ------------------------------------------------------

Cash and cash equivalents at end of period               $ 18,150      $ 24,846      $    -        $    -
                                                       ======================================================

                                                                 Congoleum               American Biltrite
                                                            2006          2005          2006           2005
                                                       ---------------------------------------------------------
Investing activities
   Investments in property, plant and equipment            $  (996)      $(2,155)      $(1,265)       $  (872)
   Proceeds from sale of property                                -             -             -          2,327
                                                       ---------------------------------------------------------
     Net cash (used) provided by investing
       activities of continuing operations                    (996)       (2,155)       (1,265)         1,455
     Net cash provided by investing activities of
       discontinued operations                                                             680              -
                                                       ---------------------------------------------------------
     Net cash (used) provided by investing activities         (996)       (2,155)         (585)         1,455

Financing activities
   Net short-term borrowings                                 3,884           637           358          1,716
   Payments on long-term debt                                                             (383)        (2,542)
   Net change in restricted cash                              (323)       (1,311)
                                                       ---------------------------------------------------------
     Net cash provided (used) by financing
       activities of continuing operations                   3,561          (674)          (25)          (826)
Effect of foreign exchange rate changes
  on cash                                                                               (1,234)         1,393
                                                       ---------------------------------------------------------
   Net decrease in cash                                     (9,067)       (8,313)       (1,967)        (1,532)
Cash and cash equivalents at beginning
  of period                                                 24,511        29,710         4,673          4,981
                                                       ---------------------------------------------------------

Cash and cash equivalents at end of period                 $15,444       $21,397       $ 2,706        $ 3,449
                                                       =========================================================

     See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the proposed amended plan of reorganization of Congoleum Corporation, a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2006. For further information, refer to the consolidating financial statements and footnotes thereto included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

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

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Historical financial results have been restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation. In April 2006, the Company completed the sale of Janus' remaining building and land (see Note D). Subsequent to the sale of the property, the resulting note receivable and deferred gain have been classified as a non-current asset and non-current liability, respectively.

As discussed more fully below and elsewhere in these footnotes, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") and two of Congoleum's subsidiaries filed in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on December 31, 2003. The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum and expects to continue to control Congoleum while it is in reorganization proceedings.

In January 2004, Congoleum filed its initial proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee (the "ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company has filed a plan of reorganization (the "CNA Plan") and the Official Committee of Bondholders (the "Bondholders' Committee") (representing holders of Congoleum's 8 5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) has also filed a plan of reorganization (the "Bondholder Plan"). In May 2006, the presiding judge of the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place during June and July 2006. During the mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI on certain terms of a new amended plan (the "Ninth Plan"), which

Congoleum filed and proposed jointly with the ACC on August 11, 2006 with the Bankruptcy Court. The proponents of the CNA Plan and the Bondholder Plan have indicated they may jointly file a new plan by August 18, 2006. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for September 21, 2006.

There can be no assurance that Congoleum will not amend the Ninth Plan, that the Bankruptcy Court will approve the disclosure statement with respect to the Ninth Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation in connection with its plan of reorganization. It is uncertain whether the Bankruptcy Court will approve a disclosure statement with respect to any plan filed by CNA and the Bondholders' Committee or whether any such plan will be voted upon by creditors and, if confirmed, will become effective. Moreover, it is uncertain whether any other person will attempt to propose a plan and what any such plan would provide or propose, and whether the Bankruptcy Court would confirm such a plan or any plan other than Congoleum's proposed plan.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Ninth Plan. Certain other parties, including the Bondholders' Committee, have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Ninth Plan. While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides alternative treatments for holders of the Senior Notes and Congoleum stockholders. The Ninth Plan's alternative treatment of Congoleum noteholders and stockholders depends on whether the noteholders vote as a class to accept the Ninth Plan, and such vote will materially affect the recoveries of such noteholders and stockholders, including ABI. In the event that the holders of the Senior Notes vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code and the plan is approved, the Senior Notes would be cancelled on the effective date of the plan, holders of Senior Notes would receive their pro rata share of the New Senior Notes (which are described elsewhere in this report, including in Note J of the Notes to Unaudited Consolidating Financial Statements), and Congoleum stockholders, including ABI, would retain their equity interests in Congoleum, subject to the Congoleum equity dilution contemplated by the Ninth Plan and discussed elsewhere in this report. In the event that the holders of the Senior Notes do not vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code, confirmation of the Ninth Plan would be sought in accordance with the cram down provisions of the Bankruptcy Code (the "Cramdown Treatment"). Pursuant to the Cramdown Treatment, the Senior Notes and existing Congoleum Class A and Class B common stock would be cancelled (including all shares of Congoleum Class A and Class B common stock owned by ABI) and the Senior Notes holders would receive their pro rata share, with the Plan Trust, of newly issued common stock of reorganized Congoleum, in an amount determined by a final order of the Bankruptcy Court. However, under the Ninth Plan, in no event may the amount of such newly issued common stock of Congoleum to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of reorganized Congoleum on a fully diluted basis. If the Cramdown Treatment is implemented, the holders of existing Congoleum Class A and Class B common stock (including ABI) would receive no distributions under the Ninth Plan with respect to such stock, which would be cancelled.

Congoleum expects that the terms of the Ninth Plan may be amended or modified as a result of further negotiations with various parties. Congoleum expects that the terms of any new plan filed by CNA and the Bondholders' Committee will be materially different from the terms of the Ninth Plan, and any such plan may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Ninth Plan. Congoleum expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization, which may be amended or modified as a result of further negotiations with various parties.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006. The Avoidance Actions remain pending. Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent to, or would be deemed to have irrevocably consented to, the forbearance of any claim and lien rights they might have under the Claimant Agreement and related agreements. Under the terms of the Ninth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be paid in accordance with the terms of the Ninth Plan. Settlement values under the Ninth Plan differ from values under previous plans and the Claimant Agreement. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Ninth Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Ninth Plan or any other plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Ninth Plan or any other new or amended plan of reorganization, or any plan proposed or filed by CNA or the Bondholders' Committee, or the proposal of additional or different plans by other parties could result in proceedings that take longer and are more costly than Congoleum has estimated.

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note J of the Notes to Unaudited Consolidating Condensed Financial Statements.

Although there can be no assurances with respect to the terms of any new amended plan, the Company believes, that there is reasonable basis to expect it will maintain control of Congoleum under the terms of a new amended plan, subject to Congoleum obtaining the necessary acceptances and approvals required for confirmation of the plan, including not seeking confirmation of the plan by means of the Cramdown Treatment. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

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

Recently Issued Accounting Principles

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation provides for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently assessing the impact of this Interpretation on its financial position and results of operations.

Note B - Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, and related interpretations ("SFAS No. 123(R)") using the modified prospective method and, accordingly, has not restated prior period results. SFAS No. 123(R) establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees' requisite service period, generally the vesting period of the award. SFAS No. 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

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

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options to employees in accordance with Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. As a result, no expense was reflected in the Company's operating results for the six months ended June 30, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The table below reflects the pro forma net income and earnings per share for the three and six months ended June 30, 2005 had compensation for stock options been determined based on the fair value of the stock options at the grant date, consistent with the methodology prescribed under SFAS No. 123.

                                                                     Three
                                                                    Months             Six Months
                                                                     Ended               Ended
                                                                   June 30,             June 30,
                                                                     2005                 2005
                                                                ----------------    -----------------
                                                                           (In thousands,
                                                                      except per share amounts)
Net loss:
   As reported                                                       $(14,703)          $(14,079)
   Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                   (95)              (194)
                                                                ----------------    -----------------

   As adjusted                                                       $(14,798)          $(14,273)
                                                                ================    =================

Net loss per share:
   As reported                                                       $ (4.27)           $  (4.09)
   Pro forma compensation expense                                      (0.03)              (0.06)
                                                                ----------------    -----------------

  As adjusted                                                        $ (4.30)           $  (4.15)
                                                                ================    =================

No stock options were granted by American Biltrite or Congoleum during the six months ended June 30, 2006 and 2005. The pro forma expense for the three and six months ended June 30, 2005 represent the vesting of options previously granted by American Biltrite and Congoleum.

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

As a result of the acceleration of vesting of stock options granted under the ABI Stock Plans and since ABI did not grant any stock options during the first six months of 2006, the Company did not have stock compensation expense related to the ABI Stock Plans during the six months ended June 30, 2006. Congoleum recorded stock compensation expense of $55 thousand and $110 thousand for the three and six months ended June 30, 2006, respectively, for the vesting of previously granted options under its plans. This expense is included in the Company's consolidated net income. The impact of the adoption of SFAS No. 123(R) on the Company's consolidated net income per share was approximately $0.01 and $0.02 per share for the three and six months ended June 30, 2006, respectively. At June 30, 2006, the unrecognized compensation expense related to unvested options previously granted by Congoleum was approximately $245 thousand. This compensation expense will be recognized as the options vest over a weighted-average period of 1.3 years.

ABI Stock Plans

During 1999, ABI adopted a stock option plan, which permits the issuance of up to 50,000 shares of ABI common stock upon exercise of options granted under the plan to ABI's non-employee directors. Under the terms of the plan, options granted are nonqualified and have an exercise price per share equal to 100% of the fair market value per share of the Company's common stock at the date of grant. Options granted under the plan are exercisable six months after the date of grant.

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

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price per share, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants under the plan at no cost to them. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions that limit the sale and transfer of these SARs and restricted stock, participants are entitled to all shareholder rights with respect to SARs and restricted stock granted to them.

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

Treasury shares of the applicable company may be issued in consideration of stock option exercises under the ABI Stock Plans or the Congoleum Stock Option Plans.

Stock Option Information

Stock option information for the ABI Stock Plans and the Congoleum Stock Option Plans as of and for the six months ended June 30, 2006 was as follows:

                                                                                                  Congoleum Stock
                                                                ABI Stock Plans                    Option Plans
                                                          -----------------------------    ------------------------------
                                                                          Weighted-                         Weighted-
                                                                           Average                           Average
                                                                           Exercise                         Exercise
                                                             Shares         Price             Shares          Price
                                                          -----------------------------    ------------------------------

Outstanding at December 31, 2005                              483,000       $15.42              693,500      $2.04
   Granted                                                          -         -                       -       -
   Exercised                                                        -         -                    (600)      0.36
   Forfeited                                                   (1,000)        9.65               (9,900)      1.98
                                                          --------------                   --------------
Outstanding at June 30, 2006                                  482,000        15.44              683,000       2.04
                                                          ==============                   ==============
Exercisable at June 30, 2006                                  482,000       $15.44              419,900      $2.04
                                                          ==============                   ==============
Available for grant at:
   December 31, 2005                                          100,020                           142,900
   June 30, 2006                                              101,020                           152,800
Weighted-Average Remaining Contractual
   Life at June 30, 2006 (Years)
     Outstanding options                                        4.89                             6.18
     Exercisable options                                        4.89                             6.18

The intrinsic value of outstanding and exercisable stock options issued under the ABI Stock Plans and the Congoleum Stock Option Plans as of June 30, 2006 were as follows (in thousands):

                                                   ABI       Congoleum
                                                ---------   ------------
     Outstanding options                          $352          $47
     Exercisable options                           352           29

Stock option information related to nonvested shares for the Congoleum Stock Option Plans for the six months ended June 30, 2006 was as follows:

                                                                   Weighted-
                                                                    Average
                                                                   Grant Date
                                                     Shares        Fair Value
                                                  -----------------------------

Nonvested at December 31, 2005                        292,900         $1.67
  Granted                                                   -
  Vested                                              (26,400)         2.19
  Forfeited                                            (3,400)         1.85
                                                  --------------

Nonvested at June 30, 2006                            263,100         $2.04
                                                  ==============

The intrinsic value of Congoleum's options that vested during the six months ended June 30, 2006 was $3 thousand.

Note C - Inventories

Inventories at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                         June 30,        December 31,
                                           2006              2005
                                         ---------       ------------

Finished goods                            $60,192             $50,515
Work-in-process                            12,474              10,370
Raw materials and supplies                 12,170              16,242
                                         ---------       ------------

                                          $84,836             $77,127
                                         =========       ============

Note D - Sale of Property

In April 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation (see Note A). The building and land were sold for $5.0 million Canadian dollars ("C$"). The Company received C$1.0 million in cash and a C$4.0 million note. Commissions and other expenses incurred in connection with the sale totaled C$200 thousand, resulting in net cash proceeds of C$800 thousand. Payment of the note is contingent upon obtaining an environmental certification on the land sold. The Company estimates the cost to remediate the property at C$200 thousand, and remediation is expected to be completed during the first half of 2007. At June 30, 2006, the Company recorded a deferred gain of approximately C$1.1 million. The Company expects to recognize a final gain of approximately C$850 thousand after the completion of the remediation in 2007 and the incurrence of related expenses.

In January 2005, the Company completed the sale of a warehouse building and land located in Tullahoma, Tennessee. The building and land were owned by Tullahoma Properties, L.L.C. ("Tullahoma Properties"), a subsidiary in which ABI owns a 62.5% interest. The building was previously leased to a third party, and upon termination of the lease in 2003, Tullahoma Properties listed the property for sale. The building and land were sold for $2.5 million in cash and a gain of approximately $2.3 million was recognized and included in other income in the first quarter of 2005. After taxes and non-controlling interest, the increase in first quarter 2005 net income as a result of the sale was $887 thousand or $0.26 per share.

Note E - Accrued Expenses

Accrued Expenses at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                    June 30,      December 31,
                                                      2006            2005
                                                   ----------    --------------

Accrued advertising and sales promotions             $21,411        $24,089

Employee compensation and related benefits             9,669          9,499
Interest                                                 145            265
Environmental matters                                  1,124          1,124
Royalties                                                521            806
Taxes payable                                            173          1,330
Other                                                 10,009          5,863
                                                   ----------    -----------

                                                     $43,052        $42,976
                                                   ==========    ===========

See Note G for Liabilities Subject to Compromise.

Note F - Other Liabilities

Other Liabilities at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                    June 30,      December 31,
                                                      2006            2005
                                                   ---------    --------------

Pension benefits (less current portion)              $ 2,404         $ 2,557
Environmental remediation and product related
   liabilities                                         4,259           4,259
Deferred income taxes                                 21,390          21,343
Deferred gain on sale of Janus property                1,135               -
Other                                                  1,493           1,466
                                                   ---------     ------------
                                                     $30,681         $29,625
                                                   =========     ============

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

                                                         June 30,   December 31,
                                                           2006         2005
                                                       -----------  ------------
Current
   Pre-petition other payables and accrued interest      $ 29,281    $  23,990
Non-current
   Debt (at face value)                                   100,000      100,000
   Pension liability                                       15,914       16,871
   Other post-retirement benefit obligation                 8,419        8,407
   Pre-petition other liabilities                          13,602       13,583
                                                       -----------  ------------
                                                          137,935      138,861
Elimination - Payable to American Biltrite                   (135)        (147)
                                                       -----------  ------------
                                                          137,800      138,714
                                                       -----------  ------------

Total liabilities subject to compromise                  $167,081     $162,704
                                                       ===========  ============

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and six months ended June 30, 2006 and 2005 (in thousands):

                                                                   Three Months Ended June 30,
                                                            2006                                 2005
                                              ---------------------------------    ----------------------------------
                                                                    Other                                  Other
                                                 Pension           Benefits           Pension            Benefits
                                              ---------------   ---------------    ---------------    ---------------
Components of Net Periodic Benefit Cost:
   Service cost                                   $    607            $ 48              $   584             $ 46
   Interest cost                                     1,498             132                1,443              130
   Expected return on plan assets                   (1,435)              -               (1,267)               -
   Recognized net actuarial loss                       (40)             16                  (60)              15

   Amortization of transition obligation                 -               -                  (18)               -

   Amortization of prior service cost                  359               9                  361              (47)
                                              ---------------   ---------------    ---------------    ---------------

Net periodic benefit cost                         $    989            $205              $ 1,043             $144
                                              ===============   ===============    ===============    ===============

                                                                    Six Months Ended June 30,
                                                            2006                                 2005
                                              ---------------------------------    ----------------------------------
                                                                    Other                                  Other
                                                 Pension           Benefits           Pension            Benefits
                                              ---------------   ---------------    ---------------    ---------------
Components of Net Periodic Benefit Cost:
   Service cost                                    $ 1,210            $ 96              $ 1,171            $  92
   Interest cost                                     2,991             264                2,888              260
   Expected return on plan assets                   (2,863)              -               (2,537)               -
   Recognized net actuarial loss                       (80)             32                 (121)              30

   Amortization of transition obligation                 -               -                  (36)               -

   Amortization of prior service cost                  718              18                  721              (94)
                                              ---------------   ---------------    ---------------    ---------------

Net periodic benefit cost                          $ 1,976            $410              $ 2,086             $288
                                              ===============   ===============    ===============    ===============

The weighted average assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 were as follows:

                                                        2006                                      2005
                                        --------------------------------------    -------------------------------------
                                                                      Other                                    Other
                                               Pension              Benefits             Pension             Benefits
                                        ----------------------    ------------    ----------------------    -----------

Discount rate                                   6.00%                6.00%            6.10% - 6.25%           6.25%
Expected long-term return on plan
   assets                                   7.00% - 7.50%              -              7.00% - 7.50%             -
Rate of compensation increase               4.00% - 5.50%              -              4.00% - 5.00%             -

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,794 pending claims involving approximately 2,141 individuals as of June 30, 2006. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                              Six Months          Year Ended
                                                 Ended           December 31,
                                            June 30, 2006            2005
                                            -------------        ------------

Beginning claims                                1,703               1,838
New claims                                        304                 621
Settlements                                       (15)                (24)
Dismissals                                       (198)               (732)
                                             -----------        -------------

Ending claims                                   1,794               1,703
                                             ===========        =============

The total indemnity costs incurred to settle claims during the six months ended June 30, 2006 and twelve months ended December 31, 2005 were $1.1 million and $1.3 million, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's applicable insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $5.0 thousand for the six months ended June 30, 2006 and $1.7 thousand for the year ended December 31, 2005.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2005, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At December 31, 2005, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2011 was $9.5 million to $18.8 million. The Company believes no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $9.5 million in its consolidated financial statements at December 31, 2005. At June 30, 2006, the Company has recorded $9.7 million for the estimated minimum liability. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $9.0 million at June 30, 2006 and December 31, 2005, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

Due to the numerous variables and uncertainties, including the effect of Congoleum's Chapter 11 case and plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for asbestos-related claims against the Company (not including claims asserted against Congoleum) beyond a six year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The Company anticipates that resolution of its asbestos related liabilities resulting from Congoleum's reorganization plan will be limited to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its December 31, 2005 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to five sites located in four separate states (the "CERCLA Sites"). There has been no material developments relating to these sites during the six month period ended June 30, 2006.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2006 will be approximately $7.2 million. For costs beyond 2006, ABI has estimated the range of total response costs for the site to be between $15.7 million and $45.3 million. As of June 30, 2006 ABI has estimated its potential liability to Olin to be in the range of $3.5 million to $10.8 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs but before any recoveries from insurance and TBC. Costs are expected to be incurred over the next 10 years. In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection (the "Maine DEP") has put Miller Industries, Inc. ("Miller"), the present owner of a former ABI sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant are liable for costs to clean up the dumpsite ("Parcel A") and a second parcel of land ("Parcel B"), which is alleged to contain polychlorinated biphenyls ("PCB's") in the soil. The lawsuit, captioned Miller Industries, Inc. v. American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller is seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the "Maine Sites"). The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted. In January 2006, ABI was notified by the Maine DEP that the Maine DEP believes ABI is a potential responsible party with respect to the clean up of Parcel B.

Prior to the commencement of the lawsuit by Miller, the Company had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs. The Company believes, at this time, that the total cost of site investigation, remediation, maintenance and monitoring for Parcel A will be between approximately $1.2 million and $1.5 million. Prior to the filing of the lawsuit, the Company was also in the process of reviewing the condition of Parcel B and its potential liability for its share of any clean-up costs. The Company cannot determine at this time the cost of site investigation, remediation, maintenance and monitoring for Parcel B. Furthermore, at this time, the Company is not able to determine what its potential liability will be with regard to the Maine Sites. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI for the Maine Sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at all of the CERCLA and state supervised sites. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims. One carrier has also agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $63 thousand of which was reimbursed through June 30, 2006 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. ABI and one of its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites.

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

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The United States Environmental Protection Agency ("EPA") has selected a remedy for the soil and shallow groundwater ("Operable Unit 1" or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed. The PRP group, of which Congoleum is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10.0 million. If the estimated cost of the OU-2 remedy is more than $10.0 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum's share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum's share. Fifty percent (50%) of Congoleum's share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim will cover approximately $0.3 million in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available.

Congoleum filed a motion before the Bankruptcy Court seeking authorization and approval of the Consent Decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well as authorization for Liberty Mutual Insurance Company and Congoleum to make certain payments that have been invoiced to Congoleum with respect to the Consent Decree and related settlement agreements. A hearing on the motion is scheduled for August 21, 2006.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.6 million for Congoleum's expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.3 million was included in non-current liabilities subject to compromise as of June 30, 2006 and December 31, 2005.

At June 30, 2006 and December 31, 2005, Congoleum had recorded a total of $4.5 million and $4.3 million, respectively for estimated environmental liabilities that are not reduced by the amount of insurance recoveries. At June 30, 2006 and December 31, 2005, such estimated insurance recoveries are approximately $2.1 million and $1.9 million, respectively. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006. Settlement values under the Ninth Plan differ from values under previous plans and the Claimant Agreement. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items.

In October 2003, Congoleum began soliciting acceptances for its proposed pre-packaged plan of reorganization and Congoleum received the votes necessary for acceptance of the plan in late December 2003. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, Congoleum filed its initial proposed plan of reorganization and disclosure statement with the Bankruptcy Court.

In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan.

In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust.

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Bondholders' Committee has filed the Bondholder Plan. In May 2006, the presiding judge of the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place during June and July 2006. During the mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC on August 11, 2006 with the Bankruptcy Court. The proponents of the CNA Plan and the Bondholder Plan have indicated they may jointly file a new plan by August 18, 2006. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for September 21, 2006.

Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under the Claimant Agreement and related agreements.

Under the terms of the Ninth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any asbestos claims would be channeled to the Plan Trust and paid in accordance with the terms of the Ninth Plan.

There can be no assurance that Congoleum will not amend the Ninth Plan, that the Bankruptcy Court will approve the disclosure statement with respect to the Ninth Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation in connection with its plan of reorganization. It is uncertain whether the Bankruptcy Court will approve a disclosure statement with respect to any plan filed by CNA and the Bondholders' Committee or whether any such plan will be voted upon by creditors and, if confirmed, will become effective. Moreover, it is uncertain whether any other person will attempt to propose a plan and what any such plan would provide or propose, and whether the Bankruptcy Court would confirm such a plan or any plan other than Congoleum's proposed plan.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Ninth Plan. Certain other parties, including the Bondholders' Committee, have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Ninth Plan. While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides alternative treatments for holders of the Senior Notes and Congoleum stockholders. The Ninth Plan's alternative treatment of Congoleum noteholders and stockholders depends on whether the noteholders vote as a class to accept the Ninth Plan, and such vote will materially affect the recoveries of such noteholders and stockholders, including ABI. In the event that the holders of the Senior Notes vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code and the plan is approved, the Senior Notes would be cancelled on the effective date of the plan, holders of Senior Notes would receive their pro rata share of the New Senior Notes (which are described elsewhere in this report, including in Note J of the Notes to Unaudited Consolidating Financial Statements), and Congoleum stockholders, including ABI, would retain their equity interests in Congoleum, subject to the Congoleum equity dilution contemplated by the Ninth Plan and discussed elsewhere in this report. In the event that the holders of the Senior Notes do not vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code, confirmation of the Ninth Plan would be sought in accordance with the cram down provisions of the Bankruptcy Code (the "Cramdown Treatment"). Pursuant to the Cramdown Treatment, the Senior Notes and existing Congoleum Class A and Class B common stock would be cancelled (including all shares of Congoleum Class A and Class B common stock owned by ABI) and the Senior Notes holders would receive their pro rata share, with the Plan Trust, of newly issued common stock of reorganized Congoleum, in an amount determined by a final order of the Bankruptcy Court. However, under the Ninth Plan, in no event may the amount of such newly issued common stock of Congoleum to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of reorganized Congoleum on a fully diluted basis. If the Cramdown Treatment is implemented, the holders of existing Congoleum Class A and Class B common stock (including ABI) would receive no distributions under the Ninth Plan with respect to such stock, which would be cancelled.

During 2005 and 2006 Congoleum has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest have paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion for Bankruptcy Court approval of this settlement is pending. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company.

Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. A motion for Bankruptcy Court approval of this settlement is pending. It is possible that any of the settling insurers may argue that the Ninth Plan is not substantially similar to relevant provisions of earlier plans referenced in its respective settlement agreement and therefore is relieved of its settlement obligation.

Congoleum expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of the Ninth Plan, which may be amended or modified as a result of further negotiations with various parties.

Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Ninth Plan, Congoleum would be entitled to reimbursement of only approximately $3.7 million in cash for such coverage litigation costs and of the $1.3 million in claims processing costs and would not collect the balance of these receivables ($16.8 million at June 30, 2006). The write-off and any applicable forgiveness of indebtedness income pursuant to the Ninth Plan are expected to be recorded at a future date, the net effect of which cannot be presently determined.

The Ninth Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no asbestos related property damage claims asserted against Congoleum at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in Congoleum's bankruptcy proceeding advised Congoleum that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. Congoleum objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Ninth Plan will provide for payment of those claims in full from certain insurance proceeds.

Under the terms of the Ninth Plan, on the effective date of the Ninth Plan (the "Effective Date"), the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006 (the "Plan Trust Note"). If the effective date of the plan occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, shall bear interest at 10% per annum payable semi-annually until the maturity date, and will contain appropriate covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

On the Effective Date, if the holders of the Senior Notes (as a creditor class) vote to accept the Ninth Plan, Congoleum will issue and contribute a convertible promissory note (the "New Convertible Security") to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms: (i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the Effective Date, exceeds such initial principal amount; (ii) an initial interest rate equal to 9% of the principal amount per annum, payable semi-annually in arrears, with such interest rate to reset at the rate of 5% of the principal amount per annum on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity; (iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into 5,700,000 shares of Congoleum Class A common stock (on a fully diluted basis with all Congoleum Class B common stock converted to Class A common stock) upon a specified default of the obligation to pay interest and a failure to cure such default within any cure period, which, when combined with the newly issued Congoleum Class A common stock, will result in the Plan Trust owning 51% of the voting common shares and 51% of the total economic equity value of Congoleum on a fully diluted basis; and (vi) no voting rights except upon conversion. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

Under the terms of the Ninth Plan, if holders of the Senior Notes vote to accept the Plan by the requisite number and amount required by the Bankruptcy Code, the Senior Notes would be cancelled and Congoleum would issue new notes (the "New Senior Notes") in the aggregate principal amount of $100 million with interest which shall be payable semi-annually on the outstanding principal at the rate of 10% per annum until a maturity date of August 1, 2011 at which time all principal would be repaid; provided, however, that Congoleum shall receive a credit against all interest payable under the New Senior Notes for all fees and expenses of the Bondholders' Committee incurred and paid after the date that the Ninth Plan is filed with the Bankruptcy Court. The New Senior Notes will be subordinate in priority and payment to the New Convertible Security and the Plan Trust Note.

While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient note holders do not consent to the Ninth Plan. This alternative treatment will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Congoleum Class A and Class B common stock would be cancelled (including all shares of Congoleum Class A and Class B common stock owned by ABI) and the Senior Notes holders would receive their pro rata share of newly issued common stock of reorganized Congoleum with the Plan Trust, as determined by a final order of the Bankruptcy Court. However, under the Ninth Plan, in no event may the amount of such newly issued common stock of reorganized Congoleum to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of reorganized Congoleum on a fully diluted basis.

As part of the Ninth Plan, Congoleum agreed to indemnify representatives of holders of pre-petition secured asbestos claims (the "Claimants' Representative") and the trustee of the Collateral Trust in connection with arranging and supporting the Ninth Plan and for effecting the forbearance of claimants from exercising any lien rights under the Claimant Agreement and related documents, for claims and costs, including attorneys' fees, up to a maximum of $3 million.

Under the Ninth Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust and to forego certain indemnification rights it has from Congoleum for asbestos claims. Under the Ninth Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the Ninth Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $13.9 million at a minimum, not including any Additional Principal Amount arising from revaluation of the New Convertible Security or the principal amount of the Plan Trust Note, and could be materially higher.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Ninth Plan. Congoleum is not yet able to determine the additional costs that may be required to effect the Ninth Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Ninth Plan or any other new or amended plan of reorganization, or any plan proposed or filed by CNA or the Bondholders' Committee, or the proposal of additional or different plans by other parties could result in proceedings that take longer and are more costly than Congoleum has estimated. Congoleum may record significant additional charges should the minimum estimated cost increase.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and six months ended June 30, 2006 and 2005 (in thousands):

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                         2006             2005           2006            2005
                                                      ------------    -------------    -----------   ------------

Net income (loss)                                        $1,016          $(14,703)       $1,502        $(14,079)
Foreign currency translation adjustments                    127               470           156             278
Minimum pension liability adjustment                          -                 -             -               -
                                                      ------------    -------------    -----------   ------------

Total comprehensive income (loss)                        $1,143          $(14,233)       $1,658        $(13,801)
                                                      ============    =============    ===========   ============

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

Net sales by segment for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                  2006            2005            2006            2005
                                               ---------       ---------       ---------       ---------
Net sales to external customers:
     Flooring products                         $  58,743       $  58,108       $ 115,980       $ 115,738
     Tape products                                28,587          25,231          54,710          47,830
     Jewelry                                      14,924          13,788          30,008          29,676
     Canadian division                            15,211          12,415          28,488          23,722
                                               ---------       ---------       ---------       ---------
       Total net sales to external
         customers                               117,465         109,542         229,186         216,966
Intersegment net sales:
     Flooring products                                --              --              --              --
     Tape products                                     6              38               6              58
     Jewelry                                          --              --              --              --
     Canadian division                             1,414           1,621           2,862           2,805
                                               ---------       ---------       ---------       ---------
       Total intersegment net sales                1,420           1,659           2,868           2,863
Reconciling items                                     --              --              --              --
Intersegment net sales                            (1,420)         (1,659)         (2,868)         (2,863)
                                               ---------       ---------       ---------       ---------

Total consolidated net sales                   $ 117,465       $ 109,542       $ 229,186       $ 216,966
                                               =========       =========       =========       =========

Segment profit or loss is before income tax expense or benefit. Profit (loss) by segment for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

                                                      Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                      2006          2005             2006          2005
                                                    -------       --------          -------      --------
Segment profit (loss)
     Flooring products                              $   691       $(14,598)         $   953      $(14,950)
     Tape products                                    1,116            891            1,267           922
     Jewelry                                           (289)          (297)            (118)          328
     Canadian division                                  415           (348)             675          (597)
                                                    -------       --------          -------      --------
       Total segment profit (loss)                    1,933        (14,352)           2,777       (14,297)
Reconciling items
     Corporate expenses                                (763)          (274)            (820)        1,752
     Intercompany profit (loss)                          39             51               63            95
                                                    -------       --------          -------      --------
       Total consolidated income (loss)
          before income taxes and other items       $ 1,209       $(14,575)         $ 2,020      $(12,450)
                                                    =======       ========          =======      ========

Corporate items for the six months ended June 30, 2005 include a gain of $2.3 million from the sale of the Tullahoma property (see Note D).

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                                     June 30,    December 31,
                                                       2006         2005
                                                    ---------     ---------
Segment assets
     Flooring products                              $ 210,153     $ 207,347
     Tape products                                     65,292        51,679
     Jewelry                                           37,182        39,421
     Canadian division                                 45,043        43,139
                                                    ---------     ---------
       Total segment assets                           357,670       341,586

Reconciling items
     Assets of discontinued operation                      --         3,142
     Janus note receivable from property sale           3,601            --
     Corporate items                                   28,784        33,080
     Intersegment accounts receivable                 (27,191)      (20,650)
     Intersegment profit in inventory                    (104)         (167)
     Intersegment other asset                            (135)         (147)
                                                    ---------     ---------

       Consolidated assets                          $ 362,625     $ 356,844
                                                    =========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, Congoleum filed its initial proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company has filed the CNA Plan and the Bondholders' Committee (representing holders of the Senior Notes) has filed the Bondholder Plan. In May 2006, the presiding judge of the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place during June and July 2006. During the mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC on August 11, 2006 with the Bankruptcy Court. The proponents of the CNA Plan and the Bondholder Plan have indicated they may jointly file a new plan by August 18, 2006. The Bankruptcy Court has scheduled a hearing to consider the adequacy of the disclosure statements with respect to these plans for September 21, 2006.

There can be no assurance that Congoleum will not amend the Ninth Plan, that the Bankruptcy Court will approve the disclosure statement with respect to the Ninth Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation in connection with its plan of reorganization. It is uncertain whether the Bankruptcy Court will approve a disclosure statement with respect to any plan filed by CNA and the Bondholders' Committee or whether any such plan will be voted upon by creditors and, if confirmed, will become effective. Moreover, it is uncertain whether any other person will attempt to propose a plan and what any such plan would provide or propose, and whether the Bankruptcy Court would confirm such a plan or any plan other than Congoleum's proposed plan.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Ninth Plan. Certain other parties, including the Bondholders' Committee, have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Ninth Plan. While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides alternative treatments for holders of the Senior Notes and Congoleum stockholders. The Ninth Plan's alternative treatment of Congoleum noteholders and stockholders depends on whether the noteholders vote as a class to accept the Ninth Plan, and such vote will materially affect the recoveries of such noteholders and stockholders, including ABI. In the event that the holders of the Senior Notes vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code and the plan is approved, the Senior Notes would be cancelled on the effective date of the plan, holders of Senior Notes would receive their pro rata share of the New Senior Notes (which are described elsewhere in this report, including in Note J of the Notes to Unaudited Consolidating Financial Statements), and Congoleum stockholders, including ABI, would retain their equity interests in Congoleum, subject to the Congoleum equity dilution contemplated by the Ninth Plan and discussed elsewhere in this report. In the event that the holders of the Senior Notes do not vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code, confirmation of the Ninth Plan would be sought in accordance with the cram down provisions of the Bankruptcy Code (the "Cramdown Treatment"). Pursuant to the Cramdown Treatment, the Senior Notes and existing Congoleum Class A and Class B common stock would be cancelled (including all shares of Congoleum Class A and Class B common stock owned by ABI) and the Senior Notes holders would receive their pro rata share, with the Plan Trust, of newly issued common stock of reorganized Congoleum, in an amount determined by a final order of the Bankruptcy Court. However, under the Ninth Plan, in no event may the amount of such newly issued common stock of Congoleum to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of reorganized Congoleum on a fully diluted basis. If the Cramdown Treatment is implemented, the holders of existing Congoleum Class A and Class B common stock (including ABI) would receive no distributions under the Ninth Plan with respect to such stock, which would be cancelled.

Congoleum expects that the terms of the Ninth Plan may be amended or modified as a result of further negotiations with various parties. Congoleum expects that the terms of any new plan filed by CNA and the Bondholders' Committee will be materially different from the terms of the Ninth Plan, and these plans may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Ninth Plan. Congoleum expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization, which may be amended or modified as a result of further negotiations with various parties.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006. The Avoidance Actions remain pending. Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent to, or would be deemed to have irrevocably consented to, the forbearance of any claim and lien rights they might have under the Claimant Agreement and related agreements. Under the terms of the Ninth Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Ninth Plan. Settlement values under the Ninth Plan differ from values under previous plans and the Claimant Agreement. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Ninth Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Ninth Plan or any other plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Ninth Plan or any other new or amended plan of reorganization, or any plan proposed or filed by CNA or the Bondholders' Committee, or the proposal of additional or different plans by other parties could result in proceedings that take longer and are more costly than Congoleum has estimated.

Please refer to "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Congoleum's goals for resolving its asbestos liability through a plan of reorganization.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

                                              Three Months Ended June 30                   Six Months Ended June 30
                                              2006                   2005                 2006                  2005
                                       ---------------------------------------   -----------------------------------------
                                                                       (In thousands)

Net sales                              $ 58,722             $ 51,362             $ 113,206             $ 101,104
Cost of sales                            43,364               37,136                82,895                72,565
                                       --------             --------             ---------             ---------
Gross profit                             15,358   26.2%       14,226   27.7%        30,311    26.8%       28,539     28.2%
Selling, general &
   administrative expenses               14,916   25.4%       13,337   26.0%        28,910    25.5%       26,630     26.3%
                                       --------             --------             ---------             ---------
Operating income                            442                  889                 1,401                 1,909

Interest expense, net                      (570)                (647)               (1,163)               (1,366)
Other income (expense), net                 606                 (258)                  766                 1,874
                                       --------             --------             ---------             ---------
Income (loss) before taxes and
   other items                              478                  (16)                1,004                 2,417
Provision for (benefit from)
   income taxes                             167                  (16)                  363                   955
Noncontrolling interests                      3                  (87)                  (13)                 (561)
                                       --------             --------             ---------             ---------
Income (loss) from continuing
   operations                          $    314             $    (87)            $     628             $     901
                                       ========             ========             =========             =========

Net sales in the second quarter of 2006 were $58.7 million compared to $51.4 million in the second quarter of 2005, an increase of $7.3 million or 14.3%. Tape division sales increased $3.3 million or 13.3% over year earlier levels as a result of increased sales volumes of protective paper, HVAC tapes and protective films, coupled with price increases averaging approximately 6%. Canadian division sales increased $2.8 million or 22.5% over the second quarter of 2005 due to growth in sales of flooring products, the effect of a stronger Canadian dollar relative to the U.S. dollar, and increased selling prices. Jewelry sales increased $1.1 million or 8.2% primarily as a result of higher sell-through rates, as sales declines resulting from department store consolidations were offset by growth into mid-tier retailers.

Net sales for the first six months of 2006 increased $12.1 million (12.0%) to $113.2 million from $101.1 million for the first half of 2005. Tape division sales increased $6.9 million or 14.4% on growth of paper, HVAC and film as well as price increases. Canadian division sales in the first half of 2006 were up $4.8 million or 20.1% over year earlier levels due to increased flooring and industrial sales and the effect of a stronger Canadian dollar relative to the U.S. dollar. Jewelry sales for the first six months of 2006 were essentially flat as the loss of sales from department store consolidation offset the higher retail sell-through rates and growth in sales to the mid-tier category.

Gross profit decreased from 27.7% of net sales for the second quarter of 2005 to 26.2% for the second quarter of 2006. All operations have experienced significant cost increases for freight, energy and raw materials used in manufacturing, although the Canadian division has seen offsetting benefit from the greater purchasing power of the Canadian dollar relative to the U.S. dollar.

Only a portion of these cost increases have been passed through to the Company's sales pricing to date. Tape division margins in the second quarter of 2006 were below the same period in 2005 due to the raw material and energy cost inflation. Canadian division margins improved through higher manufacturing volumes and cost reductions, and Jewelry margins were essentially flat as the margin benefit of higher sell through rates was offset by the unfavorable sales mix of a lower proportion of department store business.

Gross profit for the six months ended June 30, 2006 was 26.8% compared to 28.2% for the first six months of 2005, a decrease of 1.4 points. This was due to lower margins at the Tape Division coupled with a less favorable sales mix for the Jewelry division, partly offset by improved margins at the Canadian division. Jewelry sales have higher average gross margins than the Tape or Canadian division sales.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended June 30, 2006 and 2005 would have been 25.7% and 26.3%, respectively. The gross profit margins for the six months ended June 30, 2006 and 2005 would have been 26.3% and 27.8%, respectively.

Selling, general and administrative ("SG&A") expenses in the second quarter of 2006 increased by $1.6 million or 11.8% compared to the second quarter of 2005. The increase was due to higher commissions and selling related expenses, increased freight costs, inflation on wages and benefits, and increased professional fees. As a percentage of net sales, SG&A decreased from 26.0% to 25.4%.

SG&A expenses for the six months ended June 30, 2006 were $28.9 million (25.5% of net sales) versus $26.6 million (26.3% of net sales) for the first half of 2005, with the dollar increase attributable to the same factors affecting the second quarter comparison.

Net interest expense for the second quarter and first half of 2006 was lower compared to the same periods in 2005 due to lower average borrowings.

Other income for the six months ended June 30, 2005 includes a gain of $2.3 million recognized on the sale of a warehouse. The impact of this sale on the Company's net income after taxes and non-controlling interest was $887 thousand, or $0.26 per share.

Income from continuing operations in the second quarter of 2006 was $314 thousand compared to a loss of $87 thousand in the corresponding prior year period, reflecting the increased sales largely offset by cost increases for freight, energy and raw materials and in manufacturing. For the six months ended June 30, 2006, income from continuing operations was $628 thousand compared to income of $901 thousand for the same period last year, with the decrease resulting from the warehouse sale gain in the prior year income. Excluding the net impact of the sale of the warehouse, the income from continuing operations for the first half of 2005 was approximately $100 thousand.

Congoleum

                                            Three Months Ended June 30                      Six Months Ended June 30
                                          2006                    2005                    2006                  2005
                                  ------------------------------------------     --------------------------------------------
                                                                       (In thousands)

Net sales                          $ 58,743               $ 58,108               $ 115,980               $ 115,738
                                   --------               --------               ---------               ---------
Cost of sales                        45,139                 44,338                  89,099                  88,307
                                   --------               --------               ---------               ---------
Gross profit                         13,604    23.2%        13,770    23.7%         26,881    23.2%         27,431      23.7%
Selling, general &
   administrative expenses           10,261    17.5%        26,127    45.0%         20,657    17.8%         37,860      32.7%
                                   --------               --------               ---------               ---------
Operating income (loss)               3,343                (12,357)                  6,224                 (10,429)

Interest expense, net                (2,741)                (2,534)                 (5,318)                 (4,936)
Other income (expense), net              89                    293                      47                     415
                                   --------               --------               ---------               ---------
Income (loss) before taxes              691                (14,598)                    953                 (14,950)
Provision for income taxes               65                     --                     116                      --
                                   --------               --------               ---------               ---------

Net income (loss)                  $    626               $(14,598)              $     837               $ (14,950)
                                   ========               ========               =========               =========

Net sales for the three months ended June 30, 2006 totaled $58.7 million as compared to $58.1 million for the same period in the prior year, an increase of $0.6 million or 1.1%. The increase primarily reflected the impact of price increases taken in the second half of 2005 and the replenishment of inventories by Congoleum's largest distributor. These increases were partially offset by weak retail demand for residential sheet products and softer sales in the commercial tile category. Net sales for the six months ended June 30, 2006 were $116.0 million as compared to $115.7 million for the six months ended June 30, 2005, an increase of $0.3 million. The increase reflected the impact of price increases instituted in the second half of 2005 and stronger sales of mid-priced resilient sheet products and higher manufactured housing products. Offsetting these increases were weaker sales in high-end resilient sheet products and less demand for promotional product.

Gross profit for the three months ended June 30, 2006 totaled $13.6 million or 23.2% of net sales, compared to $13.8 million, or 23.7% of net sales, for the same period last year. The deterioration in gross margins reflect the impact of higher raw material and utility costs which reduced margins by approximately 4% of net sales, partially offset by selling price increases totaling 3.6%. Gross profit for the six months ended June 30, 2006 totaled $26.9 million, or 23.2% of net sales, compared to $27.4 million, or 23.7% of net sales, for the same period last year. The major factors leading to the deterioration in gross margin were the increase in raw material costs and utility costs experienced during the second half of 2005, which reduced margins by approximately 3.2% of net sales. This was partially mitigated by the 2.6% increase in selling prices.

Selling, general and administrative expenses were $10.3 million for the three months ended June 30, 2006, as compared to $26.1 million for the same period last year. The reduction in expense reflects a $15.5 million charge for reorganization expense taken in the second quarter of 2005, lower merchandising expenses (down $0.2 million) and lower freight expense ($0.2 million). As a percent of net sales, selling, general and administrative expenses totaled 17.5% of net sales for the second quarter of 2006 versus 45.0% for the same period last year. Selling, general and administrative expenses were $20.7 million for the six months ended June 30, 2006 as compared to $37.9 million for the six months ended June 30, 2005, a decrease of $17.2 million. The reduction in expenses primarily reflects a reorganization related charge of $15.5 million taken in 2005. Additionally, 2006 expenses were lower as a result of reduced merchandising related expenses ($0.7 million), lower compensation costs related to workforce reduction ($0.5 million) and lower freight costs ($0.3 million). As a percent of net sales, selling, general and administrative costs were 17.8% for the six months ended June 30, 2006 compared to 32.7% for the same period last year.

Income from operations totaled $3.3 million for the quarter ended June 30, 2006, compared to a loss from operations of $12.4 million for the same period last year. The 2005 numbers include a charge for reorganization expenses of $15.5 million which was the primary reason for the improvement in 2006. Income from operations was $6.2 million for the six months ended June 30, 2006 compared to a loss of $10.4 million for the six months ended June 30, 2005. The improvement in operating income in 2006 reflects the reorganization related charge taken in 2005, coupled with lower selling, general and administrative expenses experienced in 2006.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased $2.0 million in the first six months of 2006 to $2.7 million. Cash used by operating activities, principally for seasonal working capital increases, was funded from existing balances. Working capital at June 30, 2006 was $19.1 million, down from $19.9 million at December 31, 2005. The ratio of current assets to current liabilities at June 30, 2006 was 1.31 compared to 1.33 at December 31, 2005. This change in working capital and current ratio is attributed to the sale of the Janus property (see below and Note D of Notes to Unaudited Consolidating Condensed Financial Statements). The assets and liabilities of the discontinued operations were classified as current assets and liabilities. Subsequent to the sale of the property, the resulting note receivable and deferred gain have been classified as a non-current asset and non-current liability, respectively.

Capital expenditures in the first six months of 2006 were $1.3 million compared to $872 thousand for the first six months of 2005. It is anticipated that capital spending for the full year 2006 will be approximately $4 million.

During the second quarter of 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation for $5.0 million Canadian dollars. The Company received net cash proceeds of $800 thousand (Canadian), which was used to reduce borrowings, and a note for $4.0 million (Canadian). Payment of the note is contingent upon obtaining an environmental certification on the land sold, which is expected to be completed during the first half of 2007 at a cost of $200 thousand (Canadian) or less.

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

American Biltrite Inc. has two principal debt agreements that it is party to as borrower. The first of those agreements is a credit agreement (the "Credit Facility") with Bank of America ("BofA"), and Bank of America National Association acting through its Canada branch (the "Canadian Lender"). The Credit Facility provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with a revolving credit facility of up to $20 million and a $12 million borrowing sublimit for American Biltrite Inc.'s subsidiary American Biltrite (Canada) Ltd. ("AB Canada"). The amount of domestic borrowings available from time to time under the Credit Facility for the Company may not exceed the lesser of (a) $20 million less the then outstanding amount of borrowings by AB Canada under the Canadian sublimit facility and (b) the applicable borrowing base. The formula used for determining the borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Note Agreement (as defined below). American Biltrite Inc. and K&M Associates L.P. may also obtain letters of credit in an aggregate amount at any time outstanding of up to $4 million, subject to the Credit Facility's maximum borrowing availability limit discussed above.

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

The Credit Facility expires on September 30, 2006. In June 2006, the Company received a commitment from BofA to renew the facility through September 30, 2009 on substantially similar terms (the "Renewal Facility") and expects to complete documentation of the Renewal Facility during the third quarter of 2006, although there can be no assurances in this regard. A fee of $50 thousand will be owed in connection with the Renewal Facility.

The second principal debt agreement that American Biltrite Inc. is a party to (the "Note Agreement") is with The Prudential Insurance Company of America ("Prudential"). Under the Note Agreement, the Company previously issued notes in an aggregate principal amount of $20 million (the "Notes"). The Notes generally bear interest at a rate of 7.91% per annum, and the Company is obligated to pay Prudential an additional fee on each interest payment date if the Company's and certain of its subsidiaries' ratio of debt to EBITDA, as defined under the Note Agreement, exceeds certain levels. The amount of those fees that may be payable by the Company varies depending on the extent the Company's and certain of its subsidiaries' debt exceeds EBITDA, as determined under the Note Agreement, and is capped at 2% of the outstanding principal amount of the Series A Notes. During 2004 and for the first quarter of 2005, the Company was obligated to pay the full 2% of that fee. For the second quarter of 2005, the fee was 1%, and for the third and fourth quarter of 2005 and the first and second quarter of 2006, it was 0.5%. Principal on the Notes is repayable in five annual installments of $4.0 million beginning on August 28, 2006.

The Credit Facility and the Note Agreement contain certain covenants that the Company must satisfy. The covenants included in the Credit Facility and the Note Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. In addition, the Credit Facility includes a financial covenant that requires the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters ending June 30, 2006 to exceed 150% of the Company's consolidated pro forma fixed charges for the twelve-month period beginning immediately after June 30, 2006, as determined under the Credit Facility (the "Pro Forma Financial Covenant"). In June 2006, American Biltrite Inc., K&M Associates L.P., AB Canada and BofA (in its various capacities under the Credit Agreement) entered into a consent agreement, pursuant to which, the Company was allowed to exclude the $4 million principal payment payable by the Company on August 28, 2006 to Prudential pursuant to the Note Agreement for purposes of determining the Company's compliance with the Pro Forma Financial Covenant as of June 30, 2006. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. In addition, beginning on September 30, 2006, the Note Agreement requires the Company to satisfy a different set of financial covenants, including a minimum ratio of current assets to current liabilities, a minimum ratio of adjusted EBITDA to fixed charges, a cap on the amount of debt as a percentage (45%) of tangible net worth, a cap on the amount of priority debt (generally, debt of a Company subsidiary (not including Congoleum) that is not a guarantor under the Note Agreement plus secured debt of the Company) as a percentage (15%) of tangible net worth, a minimum leverage ratio, and a minimum amount of tangible net worth. The Company does not presently expect to meet all of the financial covenants that take effect under the Note Agreement on September 30, 2006 and expects it will need to negotiate amendments to or waivers of certain covenants, or obtain alternative financing to repay the outstanding Notes, although there can be no assurance it will be successful in this regard.

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

The amendment to the Note Agreement in May 2005 generally removed the application of the financial covenants under the Note Agreement for any measurement period prior to March 31, 2005, which effectively cured the Company's preexisting failure to satisfy the adjusted EBITDA to interest expense covenant (as determined under the Note Agreement) as of December 31, 2004. In addition, the amendments modified the financial covenants for 2005 under the Note Agreement to make them comparable to the financial covenants for 2005 under the Credit Facility. The amendment also requires the Company to enter into a definitive commitment to replace or refinance the $20 million borrowing limit under the Credit Facility by June 30, 2006 and to consummate the replacement or refinancing by September 30, 2006. As discussed above, in June 2006, the Company received a commitment from BofA for the Renewal Facility, and the Company expects to complete documentation of the Renewal Facility during the third quarter of 2006, although there can be no assurances in this regard.

Fees and expenses incurred for the amendments to the Credit Facility and Note Agreement in May 2005 were approximately $425 thousand.

In addition, the Company does not presently expect to meet all of the financial covenants that take effect under the Note Agreement on September 30, 2006 and expects it will need to negotiate amendments to or waivers of certain covenants, or obtain alternative financing to repay the outstanding Notes. There can be no assurances that the Company will be successful in this regard.

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

As noted above, the Credit Facility and the Note Agreement restrict the Company's ability to obtain additional financing. Moreover, since the Company and most of its subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. The Company currently believes that its cash flow from operations, expected payments under the note issued to ABI in connection with the sale of the Janus Flooring assets and borrowings available under its existing credit facilities will be adequate for its expected capital expenditures, working capital and debt service needs, subject to compliance with the covenants contained in its debt agreements (or obtaining alternative financing in lieu of any such debt agreement) and the ability of the Company to replace or refinance its existing credit facility that is scheduled to expire on September 30, 2006 on satisfactory terms. However, if circumstances change, the inability of the Company to obtain any necessary additional debt financing would likely have a material adverse effect on its business, operations and financial condition.

Under the terms of the Ninth Plan, ABI expects to contribute $250 thousand in cash to the Plan Trust on the effective date of the plan. In addition, ABI will forego certain rights it has to receive indemnification payments from Congoleum pursuant to a joint venture agreement that ABI and Congoleum are party to.

Under the Ninth Plan, ABI would receive certain relief as may be afforded under
Section 524(g)(4) of the Bankruptcy Code from asbestos personal injury claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the Ninth Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. Under the Ninth Plan, the Company will release and forgive, as part of ABI's contribution to the Plan Trust, the rights ABI has to receive indemnification from Congoleum under the joint venture agreement that both ABI and Congoleum are party to, and which they entered into in connection with the contribution by ABI to Congoleum in 1993 of the Company's tile division, for asbestos-related claims. To the extent that the Company pays material amounts for asbestos-related claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of Congoleum's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources.

The Ninth Plan provides that confirmation of the plan would be sought by means of the Cramdown Treatment if the holders of the Senior Notes do not vote as a class to accept the Ninth Plan by the requisite number and amount required by the Bankruptcy Code. Under the Cramdown Treatment, all existing common stock of Congoleum would be cancelled and ABI would longer control or own any equity interest in Congoleum. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI's liquidity, it could have a material adverse impact on Congoleum's business, operations and financial condition, and directly or indirectly, a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI's business, operations and financial condition.

Under the Ninth Plan, the Company will release and forgive, as part of ABI's contribution to the Plan Trust, the rights ABI has to receive indemnification from Congoleum under the joint venture agreement that both ABI and Congoleum are party to, and which they entered into in connection with the contribution by ABI to Congoleum in 1993 of the Company's tile division, for asbestos-related personal injury and property damage claims. To the extent the Company pays material amounts for asbestos-related personal injury and property damage claims that the Company would have been otherwise entitled to be reimbursed or indemnified for by Congoleum pursuant to the joint venture agreement, such payments could have a material adverse effect on the Company's liquidity and capital resources.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes A and J of the Notes to the Unaudited Consolidating Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These matters will have a material adverse impact on Congoleum's liquidity and capital resources. During the first six months of 2006, Congoleum paid $11.3 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies.

Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Ninth Plan, Congoleum would be entitled to reimbursement of only approximately $3.7 million in cash for such coverage litigation costs and of the $1.3 million in claims processing costs and would not collect the balance of these receivables ($16.8 million at June 30, 2006). The write-off and any applicable forgiveness of indebtedness income pursuant to the Ninth Plan are expected to be recorded at a future date, the net effect of which cannot be presently determined.

Congoleum expects to spend a further $13.9 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization, which amount is recorded in its reserve for asbestos-related liabilities in addition to the $9.5 million insurance settlement being held as restricted cash. It also expects to spend a further $7.9 million at a minimum in connection with insurance coverage litigation costs, for which it expects to be reimbursed as discussed above. Required expenditures could be materially higher than these estimates. Congoleum currently holds $3.7 million in restricted cash that may be available to offset future costs incurred pursuing insurance coverage, subject to approval by the Bankruptcy Court.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at June 30, 2006 is approximately $27.8 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing. In February 2006, the Bankruptcy Court ordered Gilert Heintz & Randolph LLP ("GHR"), a law firm formerly representing Congoleum to disgorge all fees and certain expenses it was paid by Congoleum. The law firm has appealed this ruling. The amount of the disgorgement is approximately $9.6 million. Pursuant to the terms of the Ninth Plan, the net proceeds of the GHR disgorgement would be used to reduce the obligations of Congoleum to the Plan Trust by first being applied to reduce or satisfy principal and accrued interest under the Plan Trust Note and thereafter to reduce or satisfy principal and accrued interest under the New Convertible Security.

Under the terms of the Ninth Plan, on the Effective Date, the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006 (the "Plan Trust Note"). If the Effective Date occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, will bear interest at 10% per annum payable semi-annually until the maturity date, and will contain appropriate covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

Under the terms of the Ninth Plan, if holders of the Senior Notes vote as a class to accept the Plan by the requisite number and amount required by the Bankruptcy Code and the Plan is confirmed, the Senior Notes would be cancelled on the Effective Date, holders of the Senior Notes would receive their pro rata share of the new notes that Congoleum would issue (the "New Senior Notes") in the aggregate principal amount of $100 million, and Congoleum Stockholders, including ABI, would retain their equity interests in Congoleum, subject to the Congoleum equity dilution contemplated by the Ninth Plan and discussed elsewhere in this report. The New Senior Notes would pay interest semi-annually at the rate of 10% per annum until a maturity date of August 1, 2011 at which time all principal would be repaid; provided, however, that reorganized Congoleum shall receive a credit against all interest payable under the New Senior Notes for all fees and expenses of the Bondholders' Committee incurred and paid after the date that the Plan is filed with the Bankruptcy Court. The New Senior Notes will be subordinate in priority and payment to the New Convertible Security and the Plan Trust Note. There can be no assurance that the plan which is ultimately confirmed will provide for such maturity extension or other terms.

While Congoleum is seeking to obtain the required acceptances of the Ninth Plan from all necessary classes of creditors, the Ninth Plan provides an alternative treatment for holders of the Senior Notes and Congoleum Stockholders. The Ninth Plan's alternative treatment of Congoleum noteholders and stockholders depends on whether the noteholders vote as a class to accept the Ninth Plan, and such vote will materially affect the recoveries of such noteholders and stockholders, including ABI. As discussed above, in the event that the holders of the Senior Notes vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code and the plan is approved, the Senior Notes would be cancelled on the effective date of the plan, holders of Senior Notes would receive their pro rata share of the New Senior Notes, and Congoleum stockholders, including ABI, would retain their equity interests in Congoleum, subject to the Congoleum equity dilution contemplated by the Ninth Plan and discussed elsewhere in this report. In the event that the holders of the Senior Notes do not vote as a class to accept the Ninth Plan by the requisite numbers and amounts required by the Bankruptcy Code, confirmation of the Ninth Plan would be sought in accordance with the cram down provisions of the Bankruptcy Code. Pursuant to the Cramdown Treatment, the Senior Notes and existing Congoleum Class A and Class B common stock would be cancelled (including all shares of Congoleum Class A and Class B common stock owned by ABI) and the Senior Notes holders would receive their pro rata share, with the Plan Trust, of newly issued common stock of reorganized Congoleum, in an amount determined by a final order of the Bankruptcy Court. However, under the Ninth Plan, in no event would the amount of such newly issued common stock of Congoleum to be allocated to the holders of the Senior Notes exceed 49% of the voting common shares and total economic equity value of reorganized Congoleum on a fully diluted basis. If the Cramdown Treatment is implemented, the holders of existing Congoleum Class A and Class B common stock (including ABI) would receive no distributions under the Ninth Plan with respect to such stock, which would be cancelled.

On the Effective Date of the Ninth Plan, if the holders of the Senior Notes (as a creditor class) vote to accept the Ninth Plan, Congoleum will issue and contribute the New Convertible Security to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms: (i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A common stock at the close of trading for the 90 consecutive trading days beginning on the one year anniversary of the Effective Date, exceeds such initial principal amount; (ii) an initial interest rate equal to 9% of the principal amount per annum, payable semi-annually in arrears, with such interest rate to reset at the rate of 5% of the principal amount per annum on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity; (iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into 5,700,000 shares of Class A common stock (on a fully diluted basis with all Class B common stock converted to Class A common stock) upon a specified default of the obligation to pay interest and a failure to cure such default within any cure period, which, when combined with the New Class A common stock, will result in the Plan Trust owning 51% of the voting common shares and 51% of the total economic equity value of Congoleum on a fully diluted basis; and (vi) no voting rights except upon conversion. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2006, were $15.4 million, a decrease of $9.1 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.4 million and $2.0 million at June 30, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally,

$9.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at June 30, 2006. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $31.7 million at June 30, 2006, up from $28.0 million at December 31, 2005. The ratio of current assets to current liabilities at June 30, 2006 was 1.3 to 1.0, which is unchanged from December 31, 2005. The ratio of debt to total capital at June 30, 2006 was 0.48 to 1.0 which is also unchanged since December 31, 2005. Net cash used by operations during the first six months of 2006 was $11.6 million, as compared to net cash used by operations of $5.5 million in the first six months of 2005. The increase in cash used by operations in the first six months of 2006 versus the first six months of 2005 was primarily due to higher working capital requirements and increased reorganization expenditures in 2006.

Capital expenditures for the six months ended June 30, 2006 totaled $1.0 million. Congoleum is currently planning capital expenditures of approximately $5.0 million in 2006 and between $5.0 million and $7.0 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30.0 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at June 30, 2006. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2006, based on the level of receivables and inventory, $17.6 million was available under the facility, of which $4.7 million was utilized for outstanding letters of credit and $11.5 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if Congoleum's plan of reorganization is not confirmed before that time.

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

Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum has used $11.6 million in cash from operations in the first six months of 2006 (as more fully discussed above), which includes the benefit of $5.2 million of accrued but unpaid interest on long-term debt. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the remainder of 2006. Based on expected costs to complete its reorganization proceedings, Congoleum anticipates it will need to obtain the contemplated approximately $14 million from the Plan Trust Note to provide it with sufficient liquidity when the Ninth Plan goes effective. Actual sources and uses of funds to consummate the effectiveness of the Ninth Plan or any other plan may differ significantly from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves Congoleum with sufficient liquidity that further reorganization will not be needed. Congoleum's inability to obtain confirmation of the Ninth Plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on its investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at June 30, 2006, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding consolidated long-term debt as of June 30, 2006 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates.

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

Under their current policies, neither the Company nor Congoleum use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note I "Commitments and Contingencies" and Note J "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful," included in Part II, Item 1A of this Quarterly Report on Form 10-Q, are incorporated herein by reference.

Item 1A. Risk Factors

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

The Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. In connection with Congoleum's strategy for resolving its asbestos liability, in 2003, Congoleum entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. Under the terms of the Ninth Plan, asbestos personal injury claimants voting to accept the plan would irrevocably consent or would be deemed to have irrevocably consented to the forbearance of any claim and lien rights under such settlement agreements. The outcome of the Avoidance Actions could affect the outcome of plan voting and therefore confirmation of the Ninth Plan.

There can be no assurance that Congoleum will not amend the Ninth Plan, that the Bankruptcy Court will approve the disclosure statement with respect to the Ninth Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court or the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation in connection with its plan of reorganization. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and plans have been filed by an insurance company and the Bondholders' Committee, who have further indicated an intent to file another plan jointly by August 18, 2006. It is unclear whether any other person will attempt to propose a plan and what any such plan would provide or propose, and whether the Bankruptcy Court will confirm such a plan or any plan other than Congoleum's proposed plan.

The Ninth Plan and any alternative plan of reorganization pursued by Congoleum or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Ninth Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the Ninth Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of a plan of reorganization will depend on Congoleum obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of Congoleum's plan of reorganization or in connection with Congoleum's New Jersey state court insurance coverage litigation discussed elsewhere in this report are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation to reimburse coverage litigation costs as expected, Congoleum may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in Congoleum not being able to confirm an amended plan of reorganization or have such plan become effective.

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

Some additional factors that could cause actual results to differ from Congoleum's and the Company's objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments; (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under Congoleum's proposed modified plan, which certain insurers have objected to in Bankruptcy Court and are litigating in New Jersey State Court, or any other plan of reorganization; (iii) costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum or relating to any other plan of reorganization proposed by any other party in interest; (iv) timely reaching an agreement with other creditors, or classes of creditors, that exist or may emerge; (v) satisfaction of the conditions and obligations under the Company's and Congoleum's respective outstanding debt instruments, and amendment of those outstanding debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under any plan of reorganization and to make certain covenants under those debt instruments less restrictive; (vi) the response from time-to-time of the Company's and Congoleum's lenders, customers, suppliers, holders of the Senior Notes and their representatives, and other creditors and constituencies to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability; (vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms; (viii) timely obtaining sufficient creditor and court approval of a reorganization plan and the court overruling any objections to such plan that may be filed; (ix) developments in costs, associated with and the outcome of insurance coverage litigation pending in New Jersey State Court involving Congoleum and certain insurers; (x) the extent to which Congoleum is able to obtain reimbursement for costs it incurs in connection with the insurance coverage litigation; (xi) compliance with the Bankruptcy Code, including section 524(g); and (xii) the possible adoption of another party in interest's proposed plan of reorganization which may prove to be unfeasible. In addition, in view of American Biltrite's relationships with Congoleum, American Biltrite could be affected by Congoleum's negotiations regarding its pursuit of a plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on American Biltrite's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A and J of the Notes to Unaudited Consolidating Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part I, Item 1 and Part I, Item 2 and Part I, Item 1A, respectively, in this report.

Any plan of reorganization for Congoleum will likely result in substantial dilution of Congoleum's equity holders, including the Company.

Under the terms of the Ninth Plan, if confirmation of the plan is not sought by means of the Cramdown Treatment, on the effective date of that plan, reorganized Congoleum would issue 3.8 million shares of its Class A common stock, which based on the number of shares of Congoleum Class A and Class B common stock outstanding as of March 17, 2006, would represent 31.5% of Congoleum's outstanding common stock and 22.8% of the aggregate general voting power of Congoleum's outstanding common stock, and would reduce the Company's equity ownership in Congoleum to 37.7% and its general equity voting interest in Congoleum to 53.6%, in each case, after giving effect to the stock issuance. On a fully diluted basis, the Company's equity ownership would be reduced to 35.2% with a general equity voting interest of 51.0%, giving effect to such stock issuance as if it occurred on such date.

In addition, under the Ninth Plan, if confirmation of the plan is not sought by means of the Cramdown Treatment, Congoleum would issue a new convertible security to the Plan Trust on the effective date of the plan. The principal amount of that convertible security is expected to be approximately $2.7 million and subject to possible future increase. Under the terms of the Ninth Plan, the convertible security would be convertible into 5.7 million shares of reorganized Congoleum Class A common stock (or the equivalent thereof on a fully diluted basis) upon a specified default of the obligation to pay interest, on the convertible security and a failure to cure such default within any cure period, which, when combined with the 3.8 million newly issued shares of reorganized Congoleum Class A common stock to be contributed to the Plan Trust on the effective date of the plan, would result in the Plan Trust owning 51% of the voting common stock on a fully diluted basis. If this further additional issuance were to occur, based on the number of shares of Congoleum Class A and Class B common stock outstanding as of March 17, 2006, the Company's equity ownership and voting equity interest in Congoleum would be reduced to 24.4%, resulting in a loss of voting control of Congoleum by ABI.

As discussed elsewhere in this report, if confirmation of the plan is sought by means of the Cramdown Treatment, all the existing Congoleum Class A and Class B common stock on the effective date of the plan would be cancelled (including all shares of Congoleum Class A and Class B common stock owned by the Company). In addition, any proposed plans of reorganization proposed for Congoleum by other parties in interest may provide for cancellation of Congoleum's existing Class A and Class B common stock or even greater dilution of the Congoleum equity interests than that contemplated by the Ninth Plan, and the Ninth Plan could be confirmed in accordance with the cram down provisions of the Bankruptcy Code, in which case ABI would completely lose its ownership interest in Congoleum. There can be no assurance as to how the equity interests in Congoleum, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may ultimately be confirmed by the Bankruptcy Court and consummated.

Congoleum's Ninth Plan of reorganization could be confirmed in accordance with the cram down provisions of the Bankruptcy Code which would eliminate ABI's controlling equity interest in Congoleum.

The Ninth Plan provides that confirmation of the plan would be sought by means of the Cramdown Treatment if the holders of the Senior Notes do not vote as a class to accept the Ninth Plan by the requisite numbers and amount required by the Bankruptcy Code. Under the Cramdown Treatment, all existing common stock of Congoleum would be cancelled and ABI would no longer control or own any equity interest in Congoleum. Elimination of ABI's controlling equity interest in Congoleum could have a material adverse impact on Congoleum's business, operations and financial condition, the business relationships between ABI and Congoleum, and ABI's business, operations and financial condition.

A substantial portion of the Company's debt must be amended or refinanced and the Company's ability to obtain additional financing may be limited.

The credit agreement governing the Company's credit facility (the "Credit Facility") with Bank of America ("BofA") expires on September 30, 2006. Although the Company has received a commitment to renew the facility through September 30, 2009 on substantially similar terms (the "Renewal Facility"), and expects to complete documentation of the Renewal Facility during the third quarter of 2006, there can be no assurances in this regard.

Under the Credit Facility, a new financial covenant took effect as of June 30, 2006. In order to be in compliance with that financial covenant as of June 30, 2006, in June 2006, the Company obtained BofA's consent to exclude the $4 million principal payment payable by the Company on August 28, 2006 to The Prudential Insurance Company of America ("Prudential") pursuant to the Company's note agreement (the "Note Agreement") with Prudential governing the Company's outstanding $20 million aggregate principal amount notes (the "Notes") from the determination as to whether the Company complied with that covenant as of June 30, 2006. In connection with the Renewal Facility, the Company expects that it may need to revise that covenant and other covenants currently included in the Note Agreement to enable it to comply with those covenants in future periods. The Company would be required to repay (without replenishment) all amounts outstanding under the Credit Facility if it were to fail to extend or replace that facility by the expiration date, which would have a material adverse effect on the Company's financial condition and liquidity.

The Company also does not anticipate it will meet certain financial covenants under the Note Agreement that take effect September 30, 2006. In addition, under the Note Agreement, the Company must consummate the replacement or refinancing of the $20 million borrowing limit under the Credit Facility by September 30, 2006. Although the Company expects that it will obtain a modification of those financial covenants under the Note Agreement, and that it will complete the documentation of the Renewal Facility by September 30, 2006, or that it will be able to obtain alternative financing to repay the Notes, there can be no assurances in this regard. If the Company is unable to timely satisfy these requirements or obtain waivers for or amendments of these requirements, such failure would result in a breach of the Note Agreement.

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

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due on the Senior Notes on the following dates: February 1, 2004, 2005 and 2006 and August 1, 2004 and 2005. The aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $24.2 million. As of June 30, 2006, the aggregate outstanding principal amount of the Senior Notes is approximately $100 million. These amounts, which include $2.6 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, 2005 and 2006 and August 1, 2004 and 2005 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidated balance sheet included in this report. Congoleum also did not make a scheduled interest payment of $4.3 million that was due on August 1, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company's stockholders held on May 9, 2006, all director nominees were elected.

The three nominees who were elected as Class I directors will hold office until the annual meeting of stockholders to be held in 2009 and until their successors are duly elected and qualify. The results of the vote for the election of those directors are set forth below.

                                      Number of                  Number of
               Name                   Votes For               Votes Withheld
  ---------------------------   ----------------------     ---------------------

  Gilbert K. Gailius                  2,885,828                     8,302
  Richard G. Marcus                   2,748,158                   145,972
  Frederick H. Joseph                 2,886,858                     7,272

Item 5. Other Information

On August 8, 2006, the general partner and the limited partners of K&M Associates L.P. entered into, as of January 1, 2006, an Amendment No. 1 (the "Amendment No. 1") to the Amended and Restated Agreement of Limited Partnership of K&M Associates L.P. (the "Limited Partnership Agreement"). American Biltrite Inc.'s wholly owned subsidiary Aimpar, Inc. is the sole general partner (the "General Partner") of K&M Associates L.P. and Ocean State Jewelry, Inc., a subsidiary of American Biltrite Inc., William B. Edwards and Donald J. Fulford are the limited partners (the "Limited Partners") of K&M Associates L.P. The Amendment No. 1, among other things, provides for an extension of the term of the Limited Partnership Agreement to December 31, 2010 and addresses certain other administrative matters. Mr. Edwards is President of K&M Associates L.P., and Mr. Fulford is Sales Executive for New Business Development of K&M Associates L.P.

The foregoing description of the Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the Amendment No. 1, a copy of which is filed as an exhibit to this report as Exhibit 10.2, and is incorporated by reference herein.

Item 6. Exhibits

Exhibit No.             Description
--------------------------------------------------------------------------------

3.1     I           Restated Certificate of Incorporation

3.2     II          By-Laws, amended and restated as of September 11, 2004

10.1    III         Consent, dated as of June 30, 2006, among American Biltrite
                    Inc., K&M Associates L.P., American Biltrite (Canada) Ltd.,
                    Bank of America, N.A. and Bank of America, N.A., acting through its Canada Branch

10.2 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of August 11, 2006, including the exhibits thereto

99.2 Disclosure Statement with respect to Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and Asbestos Claimants' Committee, dated as of August 11, 2006, including the exhibits thereto (except Exhibit A thereto, which is included at Exhibit 99.1 to this report)

99.3    IV          Settlement and Policy Buyback Agreement and Release by and
                    among Congoleum Corporation, the Plan Trust, American
                    Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99.4    IV          Settlement Agreement, made as of April 27, 2006, by and
                    between Congoleum Corporation and Fireman's Fund Insurance
                    Company

----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated June III 30, 2006 and filed with the Securities and Exchange Commission on July 7, 2006

      IV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BILTRITE INC.
                                      ----------------------
                                           (Registrant)


Date: August 14, 2006             BY:  /s/ Howard N. Feist III
                                       ----------------------------
                                       Howard N. Feist III
                                       Vice President-Finance
                                       (Duly Authorized Officer and
                                       Principal Financial and Chief
                                       Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.             Description
--------------------------------------------------------------------------------

3.1     I           Restated Certificate of Incorporation

3.2     II          By-Laws, amended and restated as of September 11, 2004

10.1    III         Consent, dated as of June 30, 2006, among American Biltrite
                    Inc., K&M Associates L.P., American Biltrite (Canada) Ltd.,
                    Bank of America, N.A. and Bank of America, N.A., acting through its Canada Branch

10.2 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of August 11, 2006, including the exhibits thereto

99.2 Disclosure Statement with respect to Ninth Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and Asbestos Claimants' Committee, dated as of August 11, 2006, including the exhibits thereto (except Exhibit A thereto, which is included at Exhibit 99.1 to this report)

99.3    IV          Settlement and Policy Buyback Agreement and Release by and
                    among Congoleum Corporation, the Plan Trust, American
                    Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99.4    IV          Settlement Agreement, made as of April 27, 2006, by and
                    between Congoleum Corporation and Fireman's Fund Insurance
                    Company

----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K dated June III 30, 2006 and filed with the Securities and Exchange Commission on July 7, 2006

      IV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006