Form 10-Q
period 2006-09-30
AMERICAN BILTRITE INC
filed 2006-11-13
CIK 4611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2006               Commission File Number 1-4773

                             AMERICAN BILTRITE INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          04-1701350
-------------------------------                ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at November 9, 2006
-------------------------------------       ------------------------------------

               Common Stock                           3,441,551 shares

                           FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies, such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on American Biltrite Inc.'s expectations and American Biltrite Inc.'s understanding of its majority-owned subsidiary Congoleum Corporation's expectations, as of the date of this report, of future events, and American Biltrite Inc. undertakes no obligation to update any of these forward-looking statements, except as required by federal securities laws. Although American Biltrite Inc. believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of this report unless the statement indicates that another date applies. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to American Biltrite Inc.'s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.'s other filings with the Securities and Exchange Commission.

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements:

                     Consolidating Condensed Balance Sheets - Assets as of
                     September 30, 2006 (unaudited) and December 31, 2005......1

                     Consolidating Condensed Balance Sheets - Liabilities and Stockholders' Equity as of September 30, 2006
                     (unaudited) and December 31, 2005.........................2

                     Consolidating Condensed Statements of Operations (unaudited) for the three months ended September 30,
                     2006 and 2005.............................................3

                     Consolidating Condensed Statements of Operations (unaudited) for the nine months ended September 30,
                     2006 and 2005.............................................4

                     Consolidating Condensed Statements of Cash Flows - Operating Activities (unaudited) for the nine months ended September 30, 2006 and 2005.........................5
..
                     Consolidating Condensed Statements of Cash Flows - Investing & Financing Activities (unaudited) for the nine months ended September 30, 2006 and 2005.............6

                     Notes to Unaudited Consolidating Condensed Financial
                     Statements................................................7

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................40

          Item 3.    Quantitative and Qualitative Disclosures About
                     Market Risk..............................................57

          Item 4.    Controls and Procedures..................................58


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings........................................58

          Item 1A.   Risk Factors.............................................59

          Item 3.    Defaults Upon Senior Securities..........................68

          Item 6.    Exhibits.................................................69

          Signature  .........................................................71

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                         ABI Consolidated                 Eliminations
                                   September 30,   December 31,    September 30,  December 31,
                                        2006          2005              2006          2005
                                   -----------------------------------------------------------
                                    (Unaudited)                     (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents          $ 22,035     $  29,184
   Restricted cash                      10,220        11,644
   Accounts receivable, net             50,665        41,742          $(407)         $(455)
   Inventories                          82,691        77,127           (121)          (166)
   Assets of discontinued operation         --         3,142
   Deferred income taxes                18,036        18,036
   Prepaid expense & other current
     assets                             27,375        24,062
                                      ----------------------------------------------------
     Total current assets              211,022       204,937           (528)          (621)

Property, plant & equipment, net       108,017       115,336

Other assets:
   Insurance for asbestos-related
     liabilities                         8,950         8,950
   Goodwill, net                        11,475        11,726
   Other assets                         20,463        15,895           (135)          (147)
                                      ----------------------------------------------------
                                        40,888        36,571           (135)          (147)
                                      ----------------------------------------------------

Total assets                          $359,927     $ 356,844          $(663)         $(768)
                                      ====================================================

                                              Congoleum                      American Biltrite
                                      September 30,   December 31,     September 30,      December 31,
                                          2006            2005              2006              2005
                                      ----------------------------------------------------------------
                                      (Unaudited)                       (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents           $ 19,722         $ 24,511         $  2,313           $  4,673
   Restricted cash                       10,220           11,644
   Accounts receivable, net              26,731           17,092           24,341             25,105
   Inventories                           34,062           34,607           48,750             42,686
   Assets of discontinued operation                                            --              3,142
   Deferred income taxes                 16,735           16,735            1,301              1,301
   Prepaid expense & other current
     assets                              23,555           20,139            3,820              3,923
                                       -------------------------------------------------------------
     Total current assets               131,025          124,728           80,525             80,830

Property, plant & equipment, net         68,002           73,207           40,015             42,129

Other assets:
   Insurance for asbestos-related
     liabilities                                                            8,950              8,950
   Goodwill, net                                                           11,475             11,726
   Other assets                          10,515            9,412           10,083              6,630
                                       -------------------------------------------------------------
                                         10,515            9,412           30,508             27,306
                                       -------------------------------------------------------------

Total assets                           $209,542         $207,347         $151,048           $150,265
                                       =============================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                                ABI Consolidated                  Eliminations
                                           September 30,  December 31,     September 30,  December 31,
                                               2006          2005              2006           2005
                                           -----------------------------------------------------------
                                           (Unaudited)                    (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                        $  25,907       $  22,144       $   (407)      $   (455)
   Accrued expenses                           42,874          42,976
   Asbestos-related liabilities               16,635          28,369
   Liabilities of discontinued operation          --             200
   Notes payable                              34,504          19,062
   Current portion of long-term debt           2,379          20,451
   Liabilities subject to compromise          31,965          23,990
                                           -----------------------------------------------------------
     Total current liabilities               154,264         157,192           (407)          (455)

Long-term debt, less current portion           9,597           1,963
Asbestos-related liabilities                   9,860           9,500
Other liabilities                             29,633          29,625
Noncontrolling interests                       1,119           1,365
Liabilities subject to compromise            136,021         138,714           (135)          (147)
                                           -----------------------------------------------------------
     Total liabilities                       340,494         338,359           (542)          (602)

Stockholders' equity
   Common stock                                   46              46            (93)           (93)
   Additional paid-in capital                 19,581          19,570        (49,294)       (49,126)
   Retained earnings                          32,731          31,913         35,342         35,129
   Accumulated other comprehensive loss      (17,793)        (17,912)         6,111          6,111
   Less treasury shares                      (15,132)        (15,132)         7,813          7,813
                                           -----------------------------------------------------------
   Total stockholders' equity                 19,433          18,485           (121)          (166)
                                           -----------------------------------------------------------
     Total liabilities and stockholders'
       equity                              $ 359,927       $ 356,844       $   (663)      $   (768)
                                           ===========================================================

                                                        Congoleum                    American Biltrite
                                               September 30,   December 31,    September 30,   December 31,
                                                   2006           2005             2006           2005
                                             --------------------------------------------------------------
                                              (Unaudited)                      (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                            $  14,566       $  12,245        $  11,748       $  10,354
   Accrued expenses                               23,578          22,703           19,296          20,273
   Asbestos-related liabilities                   16,635          28,369
   Liabilities of discontinued operation                                               --             200
   Notes payable                                  14,286           9,404           20,218           9,658
   Current portion of long-term debt                                                2,379          20,451
   Liabilities subject to compromise              31,965          23,990
                                               ------------------------------------------------------------
     Total current liabilities                   101,030          96,711           53,641          60,936

Long-term debt, less current portion                                                9,597           1,963
Asbestos-related liabilities                                                        9,860           9,500
Other liabilities                                 16,735          16,735           12,898          12,890
Noncontrolling interests                                                            1,119           1,365
Liabilities subject to compromise                136,156         138,861
                                               ------------------------------------------------------------
     Total liabilities                           253,921         252,307           87,115          86,654

Stockholders' equity
   Common stock                                       93              93               46              46
   Additional paid-in capital                     49,294          49,126           19,581          19,570
   Retained earnings                             (64,992)        (65,405)          62,381          62,189
   Accumulated other comprehensive loss          (20,961)        (20,961)          (2,943)         (3,062)
   Less treasury shares                           (7,813)         (7,813)         (15,132)        (15,132)
                                               ------------------------------------------------------------
   Total stockholders' equity                    (44,379)        (44,960)          63,933          63,611
                                               ------------------------------------------------------------
     Total liabilities and stockholders'
       equity                                  $ 209,542       $ 207,347        $ 151,048       $ 150,265
                                               ============================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             For the Three Months Ended September 30, 2006 and 2005
    (In thousands of dollars, except number of shares and per share amounts)

                                          ABI Consolidated           Eliminations           Congoleum            American Biltrite
                                          2006         2005        2006       2005       2006        2005        2006        2005
                                       --------------------------------------------------------------------------------------------

Net sales                              $ 108,474    $ 114,152    $    --    $    54    $ 57,460    $ 60,507    $ 51,014    $ 53,591

Cost of products sold                     81,575       85,841       (107)         2      44,562      47,270      37,120      38,569
Selling, general & administrative
  expenses                                24,223       23,938                            10,681      10,556      13,542      13,382
                                       --------------------------------------------------------------------------------------------
Income from operations                     2,676        4,373        107         52       2,217       2,681         352       1,640
Other income (expense)
     Interest income                         213           91                               104          91         109          --
     Interest expense                     (3,560)      (3,241)                           (2,916)     (2,670)       (644)       (571)
     Other (expense) income                 (721)         417       (125)       (67)         77         223        (673)        261
                                       --------------------------------------------------------------------------------------------
                                          (4,068)      (2,733)      (125)       (67)     (2,735)     (2,356)     (1,208)       (310)
                                       --------------------------------------------------------------------------------------------
(Loss) income before taxes and
  other items                             (1,392)       1,640        (18)       (15)       (518)        325        (856)      1,330

(Benefit from) provision for
  income taxes                              (555)         481                               (94)         --        (461)        481
Noncontrolling interests                     (21)         (71)                                                      (21)        (71)
                                       --------------------------------------------------------------------------------------------
(Loss) income from continuing
  operations                                (858)       1,088        (18)       (15)       (424)        325        (416)        778
Discontinued operation                         6          (80)                                                        6         (80)
                                       --------------------------------------------------------------------------------------------

Net (loss) income                      $    (852)   $   1,008    $   (18)   $   (15)   $   (424)   $    325    $   (410)   $    698
                                       ============================================================================================

                                                           Basic                     Diluted
                                                    2006          2005         2006           2005
                                                 ------------------------    ------------------------
(Loss) income per common share
   from continuing operations                    $    (0.25)   $     0.32    $    (0.25)   $     0.31
Discontinued operation                                   --         (0.02)           --         (0.02)
                                                 ------------------------    ------------------------

   Net (loss) income per common share            $    (0.25)   $     0.30    $    (0.25)   $     0.29
                                                 ========================    ========================

Weighted average number of common and
   equivalent shares outstanding                  3,441,551     3,441,551     3,441,551     3,475,154
                                                 ========================    ========================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
              For the Nine Months Ended September 30, 2006 and 2005
    (In thousands of dollars, except number of shares and per share amounts)

                                        ABI Consolidated         Eliminations             Congoleum             American Biltrite
                                        2006         2005       2006      2005        2006         2005         2006         2005
                                     ----------------------------------------------------------------------------------------------

Net sales                            $ 337,660    $ 331,118    $  --    $   178    $ 173,440    $ 176,245    $ 164,220    $ 154,695

Cost of products sold                  253,218      246,630     (458)       (81)     133,661      135,577      120,015      111,134
Selling, general & administrative
  expenses                              73,622       88,428                           31,338       48,416       42,452       40,012
                                     ----------------------------------------------------------------------------------------------
Income (loss) from operations           10,652       (3,940)     458        259        8,441       (7,748)       1,753        3,549
Other income (expense)
     Interest income                       694          320                              387          273          307           47
     Interest expense                  (10,522)      (9,772)                          (8,517)      (7,788)      (2,005)      (1,984)
     Other (expense) income               (196)       2,582     (413)      (191)         124          638           93        2,135
                                     ----------------------------------------------------------------------------------------------
                                       (10,024)      (6,870)    (413)      (191)      (8,006)      (6,877)      (1,605)         198
                                     ----------------------------------------------------------------------------------------------
Income (loss) before taxes and
  other items                              628      (10,810)      45         68          435      (14,625)         148        3,747

(Benefit from) provision for
  income taxes                             (76)       1,436                               22           --          (98)       1,436
Noncontrolling interests                   (34)        (632)                                                       (34)        (632)
                                     ----------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                               670      (12,878)      45         68          413      (14,625)         212        1,679
Discontinued operation                     (20)        (193)                                                       (20)        (193)
                                     ----------------------------------------------------------------------------------------------

Net income (loss)                    $     650    $ (13,071)   $  45    $    68    $     413    $ (14,625)   $     192    $   1,486
                                     ==============================================================================================

                                                          Basic                       Diluted
                                                  2006            2005          2006           2005
                                                 -----------------------     ------------------------
Income (loss) per common share from
   continuing operations                         $    0.19     $   (3.74)    $    0.19      $   (3.74)
Discontinued operation                               (0.01)        (0.06)        (0.01)         (0.06)
                                                 -----------------------     ------------------------

   Net income (loss) per common share            $    0.18     $   (3.80)    $    0.18      $   (3.80)
                                                 =======================     ========================

Weighted average number of common and
   equivalent shares outstanding                 3,441,551     3,441,551     3,460,429      3,441,551
                                                 =======================     ========================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
     CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS - OPERATING ACTIVITIES
        (Unaudited) For the Nine Months Ended September 30, 2006 and 2005
                            (In thousands of dollars)

                                                      ABI Consolidated      Eliminations         Congoleum         American Biltrite
                                                     2006        2005      2006     2005      2006       2005      2006       2005
                                                ------------------------------------------------------------------------------------
Operating activities
   Net income (loss)                               $    650   $(13,071)  $    45  $    68   $    413   $(14,625)  $   192   $ 1,486
   Net loss from discontinued operation                  20        193                                                 20       193
                                                ------------------------------------------------------------------------------------
     Income (loss) from continuing operations           670    (12,878)       45       68        413    (14,625)      212     1,679
   Adjustments to reconcile net income (loss)
     to net cash (used) provided by operating
     activities:
     Depreciation and amortization                   12,471     12,669                         8,031      8,371     4,440     4,298
     Stock compensation expense                         180                                      169         --        11        --
     Gain on sale of property                            --     (2,280)                                                --    (2,280)
     Charge for early extinguishment of debt            860         --                                                860        --
     Asbestos-related charge                             --     15,454                            --     15,454
     Change in operating assets and liabilities:
       Accounts and notes receivable                 (8,680)   (10,706)     (195)    (537)    (9,639)    (8,538)    1,154    (1,631)
       Inventories                                   (4,691)    (3,564)      (45)     (68)       545      2,558    (5,191)   (6,054)
       Prepaid expenses and other assets                683     (1,323)                          479        577       204    (1,900)
       Accounts payable and accrued expenses          8,082      6,932       195      537      8,215      2,703      (328)    3,692
       Asbestos-related expenses                    (17,752)   (20,819)                      (17,752)   (20,819)
       Asbestos-related reimbursement from
         insurance settlement                         3,684      6,091                         3,684      6,091
       Noncontrolling interests                        (246)       737                          (246)       737
       Other                                         (2,863)    (1,588)                       (2,703)    (1,838)     (160)      250
                                                ------------------------------------------------------------------------------------
     Net cash (used) provided by operating
       activities of continuing operations           (7,602)   (11,275)       --       --     (8,558)   (10,066)      956    (1,209)
     Net cash used by operating activities
       of discontinued operations                       (79)      (300)                                               (79)     (300)
                                                ------------------------------------------------------------------------------------

     Net cash (used) provided by operating
       activities                                  $ (7,681)  $(11,575)  $    --  $    --   $ (8,558)  $(10,066)  $   877   $(1,509)
                                                ====================================================================================

         See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                  INVESTING & FINANCING ACTIVITIES (Unaudited)
             For the Nine Months Ended September 30, 2006 and 2005
                            (In thousands of dollars)

                                                      ABI Consolidated      Eliminations        Congoleum         American Biltrite
                                                      2006        2005     2006     2005     2006        2005     2006        2005
                                                    --------------------------------------------------------------------------------
Investing activities
   Investments in property, plant and equipment     $ (4,714)  $ (5,425)   $  --   $  --   $ (2,537)  $ (3,640) $ (2,177)   $(1,785)
   Proceeds from sale of property                        680      2,327                                              680      2,327
                                                    -------------------------------------------------------------------------------
     Net cash (used) provided by investing
       activities of continuing operations            (4,034)    (3,098)      --      --     (2,537)    (3,640)   (1,497)       542

Financing activities
   Net short-term borrowings                          25,009      4,307                       4,882      3,095    20,127      1,212
   Payments on long-term debt                        (20,196)    (2,611)                                         (20,196)    (2,611)

   Penalty payment on early extinguishment of debt      (860)        --                                             (860)        --
   Net change in restricted cash                       1,424     (1,441)                      1,424     (1,441)
                                                    -------------------------------------------------------------------------------
     Net cash provided (used) by financing
       activities of continuing operations             5,377        255       --      --      6,306      1,654      (929)    (1,399)
Effect of foreign exchange rate changes
  on cash                                               (811)       686                                             (811)       686
                                                    -------------------------------------------------------------------------------
   Net decrease in cash                               (7,149)   (13,732)      --      --     (4,789)   (12,052)   (2,360)    (1,680)
Cash and cash equivalents at beginning
  of period                                           29,184     34,691                      24,511     29,710     4,673      4,981
                                                    -------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $ 22,035   $ 20,959    $  --   $  --   $ 19,722   $ 17,658  $  2,313    $ 3,301
                                                    ================================================================================

       See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the proposed amended plan of reorganization of Congoleum Corporation, a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2006. For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidating balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

As discussed more fully below and elsewhere in these footnotes, on December 31, 2003, the Company's majority owned subsidiary Congoleum Corporation ("Congoleum") and two of Congoleum's subsidiaries filed in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum and expects to continue to control Congoleum while it is in reorganization proceedings.

In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee (the "ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan, and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Committee of Bondholders (the "Bondholders' Committee"), representing holders of Congoleum's 8 5/8% Senior Notes due August 1, 2008 (the "Senior Notes"), also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC on August 11, 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan on August 18, 2006, and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC on September 15, 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). On October 23, 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan") which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. On October 26, 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on the respective summary judgment motions as to whether the Tenth Plan and the CNA Plans are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions which are pending. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes rulings issued with respect to the Tenth Plan will also apply to the Eleventh Plan.

There can be no assurance that Congoleum will not amend the Eleventh Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve the CNA Plan or whether the CNA Plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eleventh Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eleventh Plan. Furthermore, an ad hoc committee of bondholders claiming to hold 44.96% of the aggregate outstanding principal amount of the Senior Notes has threatened to vote against the Eleventh Plan. While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the insurers' pending summary judgment motion, seeking a ruling from the Bankruptcy Court that the Tenth Plan is not confirmable as a matter of law, is denied or withdrawn), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient holders of the Senior Notes do not vote to accept the plan, which would materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the cram down provisions of the Bankruptcy Code (the "Cramdown Treatment"). Pursuant to the Cramdown Treatment, the Senior Notes and Congoleum's existing Class A and Class B common stock (including the shares of Congoleum common stock owned by ABI) would be cancelled and the holders of the Senior Notes would receive their pro rata share, with the Plan Trust, of newly issued shares of common stock of Congoleum, as determined by the Bankruptcy Court in the confirmation order.

The terms of the Eleventh Plan could be amended or modified as a result of further negotiations with various parties. The terms of the CNA Plan are materially different from the terms of the Eleventh Plan, and the CNA Plan may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eleventh Plan. Congoleum expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006, and the Avoidance Actions remain pending. The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Under the terms of the Eleventh Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust, and any asbestos claims would be channeled to the Plan trust and paid in accordance with the terms of the Eleventh Plan. Settlement values under the Eleventh Plan differ from values under previous plans, the Claimant Agreement, and other pre-petition settlement agreements. As a result of such differences, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. Based on the Eighth Plan, Congoleum has made provisions in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eleventh Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eleventh Plan or any other plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eleventh Plan or any new amended plan of reorganization or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has estimated. Congoleum may record significant additional charges should the minimum estimated cost increase.

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note K.

Although there can be no assurances with respect to the terms of any new amended plan of reorganization for Congoleum, the Company believes, that there is reasonable basis to expect it will maintain control of Congoleum under the terms of any plan proposed by Congoleum, subject to Congoleum obtaining the necessary acceptances and approvals required for confirmation of the plan, including not seeking confirmation of the plan by means of the Cramdown Treatment. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its anticipated continuing control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described in Note K, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

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

Recently Issued Accounting Principles

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"), which amends SFAS No. 87, Employers Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003). SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. This standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Based on the funded status of the Company's pension plans as of December 31, 2005 and assuming the same December 31, 2005 actuarial assumptions, such as discount rates and asset returns, and plan experience, the Company estimates that the impact due to the recognition at December 31, 2006 of previously unrecognized amounts would reduce shareholders' equity by approximately $2.0 million, before the recognition of any tax effect, which the Company believes is not material. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available. Actuarial assumptions used for valuations of the Company's pension and other postretirement plan liabilities as of December 31, 2006 may differ from actuarial assumptions used as of December 31, 2005.

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

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options to employees in accordance with Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. As a result, no expense was reflected in the Company's operating results for the nine months ended September 30, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The table below reflects the pro forma net income and earnings per share for the three and nine months ended September 30, 2005 had compensation for stock options been determined based on the fair value of the stock options at the grant date, consistent with the methodology prescribed under SFAS No. 123.

                                                 Three Months    Nine Months
                                                     Ended          Ended
                                                 September 30,   September 30,
                                                     2005           2005
                                                  ----------     ----------
                                                  (In thousands, except per
                                                        share amounts)
Net income (loss):
   As reported                                    $    1,008     $  (13,071)
   Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects                  (99)          (293)
                                                  ----------     ----------

   As adjusted                                    $      909     $  (13,364)
                                                  ==========     ==========

Net income (loss) per share - basic:
   As reported                                    $     0.30     $    (3.80)
   Pro forma compensation expense                      (0.03)         (0.08)
                                                  ----------     ----------

  As adjusted                                     $     0.27     $    (3.88)
                                                  ==========     ==========

Net income (loss) per share - diluted:
   As reported                                    $     0.29     $    (3.80)
   Pro forma compensation expense                      (0.03)         (0.08)
                                                  ----------     ----------

  As adjusted                                     $     0.26     $    (3.88)
                                                  ==========     ==========

The pro forma expense for the three and nine months ended September 30, 2005 represent the vesting of options previously granted by ABI and Congoleum. The impact of the adoption of SFAS No. 123(R) on the Company's consolidated net income per share was to reduce net income by approximately $0.01 and $0.03 per share for the three and nine months ended September 30, 2006, respectively.

On July 1, 2006, ABI and Congoleum granted 4,000 and 2,500 options, respectively. The exercise price and estimated fair value of the ABI option was $10.97 and $5.16, respectively. The exercise price and estimated fair value of the Congoleum option was $2.11 and $1.68, respectively. The options granted by ABI and Congoleum vest on January 1, 2007. During the three and nine months ended September 30, 2006, the Company recognized compensation expense related to the vesting of ABI and Congoleum options of $70 thousand and $168 thousand, respectively. At September 30, 2006, the unrecognized compensation expense related to unvested options previously granted by Congoleum was approximately $100 thousand. This compensation expense will be recognized as the options vest over a weighted-average period of 1.0 year.

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

ABI Stock Plans

During 1999, ABI adopted a stock option plan, which permits the issuance of up to 50,000 shares of ABI common stock upon exercise of options granted under the plan to ABI's non-employee directors. Under the terms of the plan, options granted are nonqualified and have an exercise price per share equal to 100% of the fair market value per share of the Company's common stock at the date of grant. Options granted under the plan are exercisable nine months after the date of grant.

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

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price per share, determined by the Committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants under the plan at no cost to them (other than any applicable taxes). No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions that limit the sale and transfer of these SARs and restricted stock, participants are entitled to all shareholder rights with respect to SARs and restricted stock granted to them.

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

Stock Option Information

Stock option information for the ABI Stock Plans and the Congoleum Stock Option Plans as of and for the nine months ended September 30, 2006 was as follows:

                                                                                     Congoleum Stock
                                                  ABI Stock Plans                     Option Plans
                                           ------------------------------    -------------------------------
                                                            Weighted-                         Weighted-
                                                             Average                           Average
                                                            Exercise                           Exercise
                                              Shares          Price             Shares          Price
                                           ------------------------------    -------------------------------

Outstanding at December 31, 2005               483,000       $15.42               693,500      $2.04
   Granted                                       4,000        10.97                 2,500       2.11
   Exercised                                        --           --                  (600)      0.36
   Forfeited                                    (1,000)        9.65               (32,400)      2.03
                                           --------------                    --------------
Outstanding at September 30, 2006              486,000        15.40               663,000       2.04
                                           ==============                    ==============
Exercisable at September 30, 2006              482,000       $15.44               511,500      $2.05
                                           ==============                    ==============
Available for grant at:
   December 31, 2005                           100,020                            142,900
   September 30, 2006                           97,020                            172,800
Weighted-Average Remaining Contractual
   Life at September 30, 2006 (Years)
     Outstanding options                         4.89                               5.77
     Exercisable options                         4.89                               5.77

The intrinsic value of outstanding and exercisable stock options issued under the ABI Stock Plans and the Congoleum Stock Option Plans as of September 30, 2006 were as follows (in thousands):

                                              ABI             Congoleum
                                     ------------------   ------------------
     Outstanding options                     $107                $36
     Exercisable options                      107                 23

Stock option information related to nonvested shares for the Congoleum Stock Option Plans for the nine months ended September 30, 2006 was as follows:

                                                            Weighted-
                                                             Average
                                                           Grant Date
                                             Shares        Fair Value
                                          --------------------------------

     Nonvested at December 31, 2005           292,900         $1.67
       Granted                                  2,500          2.11
       Vested                                (140,500)         2.09
       Forfeited                               (3,400)         1.85
                                          --------------

     Nonvested at September 30, 2006          151,500         $1.28
                                          ==============

The intrinsic value of Congoleum's stock options that vested during the nine months ended September 30, 2006 was $23 thousand.

Note C - Inventories

Inventories at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                      September 30,            December 31,
                                          2006                     2005
                                      -------------           ------------

     Finished goods                       $56,248                 $50,515
     Work-in-process                       13,624                  10,370
     Raw materials and supplies            12,819                  16,242
                                      -------------           ------------

                                          $82,691                 $77,127
                                      =============           ============

Note D - Sale of Property

In April 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation (see Note A). The building and land were sold for $5.0 million Canadian dollars ("C$"). The Company received C$1.0 million in cash and a C$4.0 million note. Commissions and other expenses incurred in connection with the sale totaled C$200 thousand, resulting in net cash proceeds of C$800 thousand. Payment of the note is contingent upon obtaining an environmental certification on the land sold. In order to obtain that certification, the Company expects to incur approximately C$200 thousand to remediate the property. Remediation is expected to be completed during the first half of 2007. As of September 30, 2006, the Company has recorded a deferred gain of approximately C$1.0 million. The Company expects to recognize a final gain of approximately C$850 thousand after the completion of the remediation in 2007 and the incurrence of related expenses.

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

Note E - Accrued Expenses

Accrued Expenses at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                  September 30,    December 31,
                                                      2006            2005
                                                  -------------   ------------

     Accrued advertising and sales promotions       $ 22,212        $24,089
     Employee compensation and related
       benefits                                       10,187          9,499
     Interest                                              4            265
     Environmental matters                             1,276          1,124
     Royalties                                           749            806
     Income taxes                                       (316)         1,330
     Other                                             8,762          5,863
                                                    --------        -------

                                                    $ 42,874        $42,976
                                                    ========        =======

See Note H for Liabilities Subject to Compromise.

Note F - Financing Arrangements

American Biltrite Inc.'s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.'s subsidiary American Biltrite (Canada) Ltd. ("AB Canada") and (ii) the $10.0 million Term Loan. The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On September 25, 2006, American Biltrite Inc. entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which is included in other expense.

On September 29, 2006, American Biltrite Inc. entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest. The swap agreement for the Term Loan (the "Term Loan Swap") has a five year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan. The swap agreement for the $6.0 million outstanding under the Revolver (the "Revolver Swap") has a three year term with quarterly settlement dates beginning December 31, 2006. The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap. The Term Loan Swap and the Revolver Swap are carried at fair value. Changes in the fair value of the swap agreements are recorded in Other Income (Expense). At September 30, 2006, there were no unrealized gains or losses associated with the swap agreements.

Note G - Other Liabilities

Other Liabilities at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

                                                  September 30,   December 31,
                                                      2006           2005
                                                   -----------    ------------

     Pension benefits (less current portion)         $ 2,202       $ 2,557
     Environmental remediation and product
        related liabilities                            4,215         4,259
     Deferred income taxes                            20,635        21,343
     Deferred gain on sale of Janus property           1,083            --
     Other                                             1,498         1,466
                                                     -------       -------

                                                     $29,633       $29,625
                                                     =======       =======

See Note H for Liabilities Subject to Compromise.

Note H - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and K), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and K for further discussion of Congoleum's asbestos liability. Liabilities subject to compromise at September 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                    September 30,   December 31,
                                                        2006           2005
                                                    -------------    -----------
Current
   Pre-petition other payables and accrued interest   $  31,965       $  23,990
Non-current
   Debt (at face value)                                 100,000         100,000
   Pension liability                                     14,215          16,871
   Other post-retirement benefit obligation               8,528           8,407
   Pre-petition other liabilities                        13,413          13,583
                                                      ---------       ---------
                                                        136,156         138,861
Elimination - Payable to American Biltrite                 (135)           (147)
                                                      ---------       ---------
                                                        136,021         138,714
                                                      ---------       ---------

Total liabilities subject to compromise               $ 167,986       $ 162,704
                                                      =========       =========

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

Note I - Pension Plans

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three months ended September 30, 2006 and 2005 (in thousands):

                                                               Three Months Ended September 30,
                                                            2006                               2005
                                                  --------------------------         --------------------------
                                                                     Other                              Other
                                                  Pension           Benefits         Pension           Benefits
                                                  --------          --------         -------           --------
Components of Net Periodic Benefit Cost:
   Service cost                                    $   368            $ 46           $   519            $  46
   Interest cost                                     1,338             128             1,446              130
   Expected return on plan assets                   (1,169)             --            (1,370)              --
   Recognized net actuarial loss                       (61)             15               (60)              15

   Amortization of transition obligation                --              --                (9)              --
   Amortization of prior service cost                  525               9               255              (47)
                                                   -------            ----           -------            -----

Net periodic benefit cost                          $ 1,001            $198           $   781            $ 144
                                                   =======            ====           =======            =====

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the nine months ended September 30, 2006 and 2005 (in thousands):

                                                                   Nine Months Ended September 30,
                                                              2006                               2005
                                                --------------------------------   -------------------------------
                                                                       Other                              Other
                                                   Pension            Benefits        Pension           Benefits
                                                ---------------    -------------   ---------------   -------------
Components of Net Periodic Benefit Cost:
   Service cost                                   $   1,578          $      97      $   1,690          $     138
   Interest cost                                      4,329                266          4,334                390
   Expected return on plan assets                    (4,032)                --         (3,908)                --
   Recognized net actuarial loss                       (141)                18           (181)                45
   Amortization of transition
     obligation                                          --                 --            (45)                --
   Amortization of prior service
     cost                                             1,243                 32            976               (141)
                                                  ---------          ---------      ---------          ---------

Net periodic benefit cost                         $   2,977          $     413      $   2,866          $     432
                                                  =========          =========      =========          =========

The weighted average assumptions used to determine net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                                         2006                                    2005
                                            ------------------------------    ----------------------------------
                                                                  Other                                Other
                                                Pension          Benefits            Pension          Benefits
                                            ----------------   -----------    --------------------   -----------

Discount rate                                    6.00%           6.00%            6.10% - 6.25%        6.25%
Expected long-term return on
   plan assets                               7.00% - 7.50%         --             7.00% - 7.50%          --
Rate of compensation increase                4.00% - 5.50%         --             4.00% - 5.00%          --

Note J - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum. Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's and Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's and Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company and Congoleum. While the Company and Congoleum believe their estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's and Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on the Company's and Congoleum's costs, the Company and Congoleum are not aware of any pending legislation that would have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to their customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,314 pending claims involving approximately 1,661 individuals as of September 30, 2006. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                             Nine Months
                                                Ended           Year Ended
                                            September 30,      December 31,
                                                2006               2005
                                            --------------    ---------------

     Beginning claims                           1,703              1,838
     New claims                                   444                621
     Settlements                                  (26)               (24)
     Dismissals                                  (807)              (732)
                                               ------             ------

     Ending claims                              1,314              1,703
                                               ======             ======

The total indemnity costs incurred to settle claims during the nine months ended September 30, 2006 and twelve months ended December 31, 2005 were $2.5 million and $1.3 million, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's applicable insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $3 thousand for the nine months ended September 30, 2006 and $1.7 thousand for the year ended December 31, 2005.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2005, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At December 31, 2005, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2011 was $9.5 million to $18.8 million. The Company believed no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $9.5 million in its consolidated financial statements at December 31, 2005. At September 30, 2006, the Company has recorded $9.9 million for the estimated minimum liability. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $9.0 million at September 30, 2006 and December 31, 2005, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

ABI reported in its December 31, 2005 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to five sites located in four separate states (the "CERCLA Sites"). There has been no material developments relating to these sites during the nine month period ended September 30, 2006.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2006 will be approximately $7.2 million. For costs beyond 2006, ABI has estimated the range of total response costs for the site to be between $15.7 million and $45.3 million. As of September 30, 2006, ABI has estimated its potential liability to Olin to be in the range of $3.5 million to $10.8 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs but before any recoveries from insurance and TBC. Costs are expected to be incurred over the next 10 years. In January 2006, the United States Environmental Protection Agency assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection (the "Maine DEP") has put Miller Industries, Inc. ("Miller"), the present owner of a former ABI sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant are liable for costs to clean up the dumpsite ("Parcel A") and a second parcel of land ("Parcel B"), which is alleged to contain polychlorinated biphenyls ("PCB's") in the soil. The lawsuit, captioned Miller Industries, Inc. v. American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller sought indemnification or contribution from ABI for the clean-up of both parcels of land (together, the "Maine Sites"). The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted. In January 2006, ABI was notified by the Maine DEP that the Maine DEP believes ABI is a potential responsible party with respect to the clean up of Parcel B.

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

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at all of the CERCLA and state supervised sites. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims. One carrier has also agreed to reimburse the Company for 2.5% of the Company's liabilities regarding future environmental expenses related to the Olin Site, $66 thousand of which was reimbursed through September 30, 2006 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. ABI and one of its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites.

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

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the Company's business, results of operations or financial condition.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code. See Note K.

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

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The United States Environmental Protection Agency has selected a remedy for the soil and shallow groundwater (Operable Unit 1 or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (Operational Unit 2 or OU-2) has not been completed. The PRP group, of which Congoleum is a part, has entered into a consent decree to perform the remedy for OU-1 and resolve natural resource damage claims. The consent decree also requires the PRP group to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10.0 million. If the estimated cost of the OU-2 remedy is more than $10.0 million, the PRP group may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum's share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum's share. Fifty percent (50%) of Congoleum's share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $300 thousand in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available.

Congoleum filed a motion before the Bankruptcy Court seeking authorization and approval of the consent decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well as authorization for Liberty Mutual Insurance Company and Congoleum to make certain payments that have been invoiced to Congoleum with respect to the consent decree and related settlement agreements. An order authorizing and approving consent decree and settlement agreements was issued by the Bankruptcy Court on August 22, 2006.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.3 million for Congoleum's expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise as of September 30, 2006 and December 31, 2005.

At September 30, 2006 and December 31, 2005, Congoleum had recorded a total of $4.8 million and $4.3 million, respectively for estimated environmental liabilities that are not reduced by the amount of insurance recoveries. At September 30, 2006 and December 31, 2005, such estimated insurance recoveries are approximately $2.1 million and $1.9 million, respectively. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

Congoleum anticipates that these matters will be resolved over a period of years, and that after application of expected insurance recoveries, funding of the costs by Congoleum will not have a material adverse impact on Congoleum's liquidity or financial position. However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on Congoleum's and the Company's business, results of operations or financial condition.

Other

In addition to the matters referenced above and in Note K, in the ordinary course of their businesses, the Company and Congoleum become involved in lawsuits, administrative proceedings in connection with product liability claims and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note K - Congoleum Asbestos Liabilities and Reorganization

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

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006, and the Avoidance Actions remain pending. Settlement values under the Eleventh Plan differ from values under previous plans, the Claimant Agreement and other pre-petition settlement agreements. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items.

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, CNA filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC on August 11, 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan on August 18, 2006, and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC on September 15, 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. On October 23, 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the Eleventh Plan) which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. On October 26, 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on the respective summary judgment motions as to whether the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the summary judgment motions, which are pending. Because the Tenth and Eleventh Plans are substantially identical, Congoleum believes rulings issued with respect to the Tenth Plan will also apply to the Eleventh Plan.

The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Settlement values under the Eleventh Plan differ from the values under previous plans, the Claimant Agreement and other pre petition settlement agreements. Under the terms of the Eleventh Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust, and any asbestos claims would be channeled to the Plan Trust and paid in accordance with the terms of the Eleventh Plan.

There can be no assurance that Congoleum will not amend the Eleventh Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve the CNA Plan or whether the CNA Plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eleventh Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eleventh Plan. Furthermore, an ad hoc committee of note holders holding 44.96% of the Senior Notes has threatened to vote against the Eleventh Plan. While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the summary judgment motion regarding the Tenth Plan is denied), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient note holders do not consent to the plan, which will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation shall be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share, with the Plan Trust, of Common Stock of Congoleum, as determined by the Bankruptcy Court in the Confirmation Order.

During 2005 and 2006, Congoleum has entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the U.S. District Court. The District Court, however, entered an order on September 8, 2006 that administratively terminated the appeal. AIG has recently reserved the right to argue that the Plan, if confirmed, could lead to the possibility that the AIG settlement may be declared void; for its part, Congoleum has reserved its rights to oppose any such argument. The AIG settlement further provides that any party may declare that the settlement agreement is null and void if the confirmation order fails to become a final order by May 10, 2007. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR has appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. The FCR, Federal and Congoleum have reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective, and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the U.S. District Court, where it is pending. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective, and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement. A hearing to consider the Travelers settlement has been adjourned until such time that such discovery can be reasonably completed. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective, and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies have appealed the Bankruptcy Court approval order to the U.S. District Court, where it is pending. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations.

Congoleum expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of the Eleventh Plan.

Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would be entitled to reimbursement of only the $1.3 million in claims processing costs and would not collect the balance of these receivables ($18.8 million at September 30, 2006). The write-off, as well as forgiveness of indebtedness income pursuant to the Eleventh Plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined.

The Eleventh Plan provides for the channeling of asbestos property damage claims in addition to asbestos personal injury claims to the Plan Trust. There were no asbestos related property damage claims asserted against Congoleum at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in Congoleum's bankruptcy proceeding advised Congoleum that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. Congoleum objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. The Eleventh Plan will provide for payment of those claims in full from certain insurance proceeds.

Under the terms of the Eleventh Plan, on the effective date of the Eleventh Plan (the "Effective Date"), the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006 (the "Plan Trust Note"). If the Effective Date occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR, the Claimants' Representative and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, shall bear interest at 10% per annum payable semi-annually until the maturity date, and will contain such covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

On the Effective Date, if the holders of the Senior Note Claims (as a class) vote to accept the Eleventh Plan, Congoleum will issue and contribute a convertible promissory note (the "New Convertible Security") to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms: (i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A Common Stock at the close of trading for the 90 consecutive trading days beginning on the one or two-year anniversary of the Effective Date (depending on the reset date selected by the Plan Trust), exceeds such initial principal amount; (ii) an initial interest rate per annum equal to 9% of the principal amount, payable semi-annually in arrears, with such interest rate per annum to reset to the rate of 5% of the principal amount on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity; (iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into the number of shares of Class A Common Stock (on a fully diluted basis with all Class B Common Stock converted to Class A Common Stock), when combined with the number of shares of Class A Common Stock held by the Plan Trust immediately prior to the conversion date, will result in the Plan Trust owning 51% of the voting common shares outstanding on a fully diluted basis immediately after the conversion on the conversion date and 51% of the total economic equity value of Congoleum outstanding on a fully diluted basis immediately after the conversion on the conversion date, such conversion to take place at the option of the Plan Trust upon the occurrence and at any time during the continuance of an event of default of the obligation to pay interest; (vi) secured only by a first priority lien and security interest, pari passu only with the security for the Plan Trust Note, on distributions of recoveries from a law firm that are to be pledged to the Plan Trust; (vii) no voting rights except upon conversion and (viii) contractually subordinated in priority and payment to the New Senior Notes; provided, however, that in the absence of a default under the New Indenture, payments due under the New Convertible Security will be made in the ordinary course in accordance with its terms. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

Under the terms of the Eleventh Plan, if holders of the Senior Notes vote to accept the Plan by the requisite number and amount required by the Bankruptcy Code, the Senior Notes would be cancelled, and Congoleum would issue new notes (the "New Senior Notes") in the aggregate principal amount of $100 million. Interest on the Senior Notes would be payable semi-annually at the rate of 10% per annum until maturity in August, 2011. The New Senior Notes would be secured by a lien on or security interest in all of Congoleum's assets (subject to certain limitations), which security interest will be subordinate in priority only to the security for Congoleum's working capital credit facility. The New Senior Notes would be contractually senior in priority and right of payment to the Plan Trust Note and the New Convertible Security, with the exception of certain litigation recoveries from a law firm that are to be pledged to the Plan Trust. In addition to the New Senior Notes, holders of the Senior Notes may receive an additional $5 million from Congoleum, to be paid from insurance recoveries, contingent upon Congoleum consummating certain insurance recoveries, which $5 million will be held in escrow and paid to the note holders if certain contingencies occur and conditions are met.

While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the summary judgment motion regarding the Tenth Plan is denied), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient note holders do not consent to the Eleventh Plan. This alternative treatment will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled, and the Senior Note holders would receive their pro rata share of Common Stock with the Plan Trust, as determined by the Bankruptcy Court in the Confirmation Order.

As part of the Eleventh Plan, Congoleum has agreed to indemnify representatives of holders of pre-petition secured asbestos claims (the "Claimants' Representative") and the trustee of the Collateral Trust in connection with the negotiation on and implementation of modifications to the Plan documents contemplated by the Ninth Plan, the Tenth Plan and the Eleventh Plan, for claims and costs, including attorneys' fees, up to a maximum of $3 million.

Under the Eleventh Plan and related documents, ABI has agreed to make a cash contribution in the amount of $250 thousand to the Plan Trust upon the formation of the Plan Trust and to forego certain indemnification rights it has from Congoleum for asbestos claims. Under the Eleventh Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the Eleventh Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

There are sufficient risks and uncertainties related to Congoleum's efforts to confirm a plan of reorganization such that no assurances of the outcome can be given. In addition, the remaining costs to effect the reorganization process, consisting principally of legal and advisory fees and contributions to the Plan Trust, are expected to be approximately $19.2 million at a minimum, not including any Additional Principal Amount arising from revaluation of the New Convertible Security or the principal amount of the Plan Trust Note, and could be materially higher.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eleventh Plan. Congoleum is not yet able to determine the additional costs that may be required to effect the Eleventh Plan or any other plan, and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded. Delays in proposing, filing or obtaining approval of the Eleventh Plan or any new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has estimated. Congoleum may record significant additional charges should the minimum estimated cost increase.

Note L - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and nine months ended September 30, 2006 and 2005 (in thousands):

                                            Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                             2006        2005       2006       2005
                                           --------    --------   --------   --------
Net (loss) income                          $   (852)   $  1,008   $    650   $(13,071)
Foreign currency translation adjustments        (37)        151        119        429
Minimum pension liability adjustment             --          --         --         --
                                           --------    --------   --------   --------

Total comprehensive (loss) income          $   (889)   $  1,159   $    769   $(12,642)
                                           ========    ========   ========   ========

Note M - Earnings (Loss) Per Share

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

Note N - Industry Segments

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

Net sales by segment for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                                  2006         2005         2006         2005
                                               ---------    ---------    ---------    ---------
Net sales to external customers:
     Flooring products                         $  57,460    $  60,494    $ 173,440    $ 176,232
     Tape products                                25,058       24,043       79,768       71,873
     Jewelry                                      13,574       16,907       43,582       46,583
     Canadian division                            12,382       12,708       40,870       36,430
                                               ---------    ---------    ---------    ---------
       Total net sales to external
         customers                               108,474      114,152      337,660      331,118
Intersegment net sales:
     Flooring products                                --           13           --           13
     Tape products                                     4           23           10           81
     Jewelry                                          --           --           --           --
     Canadian division                             1,255        1,309        4,117        4,114
                                               ---------    ---------    ---------    ---------
       Total intersegment net
         sales                                     1,259        1,345        4,127        4,208
Reconciling items                                     --           --           --           --
Intersegment net sales                            (1,259)      (1,345)      (4,127)      (4,208)
                                               ---------    ---------    ---------    ---------

Total consolidated net sales                   $ 108,474    $ 114,152    $ 337,660    $ 331,118
                                               =========    =========    =========    =========

Segment profit or loss is before income tax expense or benefit. Profit (loss) by segment for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                     2006        2005        2006        2005
                                   --------    --------    --------    --------
Segment profit (loss)
     Flooring products             $   (518)   $    325    $    435    $(14,625)
     Tape products                      (17)        600       1,250       1,522
     Jewelry                            350       1,531         232       1,859
     Canadian division                 (240)       (445)        435      (1,042)
                                   --------    --------    --------    --------
       Total segment profit (loss)     (425)      2,011       2,352     (12,286)
Reconciling items
     Corporate expenses                (949)       (356)     (1,769)      1,396
     Intercompany profit (loss)         (18)        (15)         45          80
                                   --------    --------    --------    --------
       Total consolidated income
          (loss) before income
          taxes and other items    $ (1,392)   $  1,640    $    628    $(10,810)
                                   ========    ========    ========    ========

Corporate items for the three and nine months ended September 30, 2006 include a charge of $860 thousand for early payment of debt (see Note F). Corporate items for the nine months ended September 30, 2005 include a gain of $2.3 million from the sale of the Tullahoma property (see Note D).

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                                September 30,      December 31,
                                                    2006              2005
                                               ---------------   ---------------
Segment assets
     Flooring products                              $209,542         $207,347
     Tape products                                    62,689           51,679
     Jewelry                                          38,398           39,421
     Canadian division                                42,142           43,139
                                               ---------------   ---------------
       Total segment assets                          352,771          341,586

Reconciling items
     Assets of discontinued operation                     --            3,142
     Janus note receivable from property sale          3,580               --
     Corporate items                                  30,604           33,080
     Intersegment accounts receivable                (26,771)         (20,650)
     Intersegment profit in inventory                   (122)            (167)
     Intersegment other asset                           (135)            (147)
                                               ---------------   ---------------

       Consolidated assets                          $359,927         $356,844
                                               ===============   ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan with the Bankruptcy Court reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004, and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, CNA filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC on August 11, 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan on August 18, 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC on September 15, 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. On October 23, 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the Eleventh Plan) which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. On October 26, 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on the respective summary judgment motions as to whether the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions which remain pending. Because the Tenth and Eleventh Plans are substantially identical, Congoleum believes rulings issued with respect to the Tenth Plan will also apply to the Eleventh Plan.

There can be no assurance that Congoleum will not amend the Eleventh Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan of reorganization, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. It is unclear whether the Bankruptcy Court will approve the CNA Plan or whether the CNA Plan, if confirmed, would be feasible. Moreover, it is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to the Eleventh Plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to the Eleventh Plan. Furthermore, an ad hoc committee of bondholders claiming to hold 44.96% of the aggregate outstanding principal amount of the Senior Notes has threatened to vote against the Eleventh Plan. While Congoleum intends to seek to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors (if the insurers' pending summary judgment motion, seeking a ruling from the Bankruptcy Court that the Tenth Plan is not confirmable as a matter of law, is denied or withdrawn), the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders, in the event sufficient holders of the Senior Notes do not vote to accept the plan, which would materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and Congoleum's existing Class A and Class B common stock would be cancelled (including the shares of Congoleum common stock owned by ABI) and the holders of the Senior Notes would receive their pro rata share, with the Plan Trust, of newly issued shares of common stock of Congoleum, as determined by of the Bankruptcy Court in the confirmation order.

The terms of the Eleventh Plan could be amended or modified as a result of further negotiations with various parties and how the Bankruptcy Court decides the pending summary judgment motions that seek rulings as to whether the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The terms of the CNA Plan are materially different from the terms of the Eleventh Plan, and the CNA Plan may also be amended or modified or may be withdrawn. There can be no assurance that the terms of the reorganization plan that is ultimately confirmed, if any, will not materially differ from the terms of the Eleventh Plan. Congoleum expects that it will take until some time in the first quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending. Under the terms of the Eleventh Plan, after the establishment of the Plan Trust, the assets in the Collateral Trust would be transferred to the Plan Trust and any claims subject to the Claimant Agreement would be channeled to the Plan Trust and paid in accordance with the terms of the Eleventh Plan. The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Settlement values under the Eleventh Plan differ from values under previous plans, the Claimant Agreement, and other pre-petition settlement agreements. As a result of such differences and the potential results of the Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete its reorganization as based on the Eleventh Plan. Actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing the Eleventh Plan or any other plan of reorganization could be materially higher than currently recorded. Congoleum may record significant additional charges should the minimum estimated cost increase. Delays in proposing, filing or obtaining approval of the Eleventh Plan or any new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has estimated. Congoleum may record significant additional charges should the minimum estimate increase.

Please refer to "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful," "Any plan of reorganization for Congoleum will likely result in substantial dilution of Congoleum's equity holders, including the Company" and "Congoleum's Eleventh Plan of reorganization could be confirmed in accordance with the cram down provisions of the Bankruptcy Code which would eliminate ABI's controlling interest in Congoleum" included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Company's and Congoleum's goals for resolving its asbestos liability.

On August 18, 2006, an explosion and fire caused extensive damage to components of a major production line at the Congoleum's Marcus Hook facility. By implementing a seven day operation on its other production line and purchasing base material from a competitor, Congoleum has been able to meet all production requirements. Congoleum expects its insurance carrier will pay substantially all excess costs (beyond a deductible) for replacing the damaged equipment and lost production capacity. Fabrication of replacement equipment is underway, and Congoleum anticipates that the line will be operational by the end of 2006. The financial impact in the third quarter of 2006 as a result of lost overhead absorption, lost sales and deductibles and uninsured expenses is estimated to be approximately $0.8 million. Congoleum does not anticipate any impact to operating results as a result of this incident in the fourth quarter of 2006. However, if Congoleum experiences any significant unforeseen delays or difficulties with its alternative production arrangements, the procurement and installation of replacement equipment, or obtaining insurance reimbursements for the excess costs associated with the loss, it could have a material adverse impact on its business, results of operations, and financial condition.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

                                          Three Months Ended September 30             Nine Months Ended September 30
                                             2006                 2005                  2006                 2005
                                      ---------------------------------------   ---------------------------------------
                                                                       (In thousands)
Net sales                             $  51,014            $  53,591            $  164,220           $  154,695
Cost of sales                            37,120               38,569               120,015              111,134
                                      -----------          -----------          -----------          -----------
Gross profit                             13,894    27.2%      15,022    28.0%       44,205   26.9%       43,561   28.2%
Selling, general &
   administrative expenses               13,542    26.5%      13,382    25.0%       42,452   25.9%       40,012   25.9%
                                      -----------          -----------          -----------          -----------
Operating income                            352                1,640                 1,753                3,549

Interest expense, net                      (535)                (571)               (1,698)              (1,937)
Other (expense) income, net                (673)                 261                    93                2,135
                                      -----------          -----------          -----------          -----------
(Loss) income before taxes
   and other items                         (856)               1,330                   148                3,747
(Benefit from) provision for
   income taxes                            (461)                 481                   (98)               1,436
Noncontrolling interests                    (21)                 (71)                  (34)                (632)
                                      -----------          -----------          -----------          -----------
(Loss) income from
   continuing operations              $    (416)           $     778            $      212           $    1,679
                                      ===========          ===========          ===========          ===========

Net sales in the third quarter of 2006 were $51.0 million compared to $53.6 million in the third quarter of 2005, a decrease of $2.6 million or 4.8%. Tape division sales increased $1.0 million or 4.2% over year earlier levels as a result of increased selling prices averaging approximately 5%, which offset lower sales volumes in HVAC and electrical product lines. Canadian division sales decreased $0.3 million or 2.6% from the third quarter of 2005 due to decreased sales of commodity commercial tile and industrial rubber products. Jewelry sales decreased $3.3 million or 19.7% primarily as a result of sales declines resulting from department store consolidations.

Net sales for the first nine months of 2006 increased $9.5 million (6.2%) to $164.2 million from $154.7 million for the first nine months of 2005. Tape division sales increased $7.9 million or 11.0% due to increased selling prices coupled with higher sales volume of automotive products, paper and film. Canadian division sales in the first nine months of 2006 were up $4.4 million or 12.2% over year earlier levels due to increased sales of specialty commercial flooring products. Jewelry sales for the first nine months of 2006 were down $3.0 million (6.4%) as the loss of sales from department store consolidation offset growth in sales to the mid-tier and specialty category and $2.0 million in sales from its Jay Jewelry business, which K&M acquired in late 2005.

Gross profit decreased from 28.0% of net sales for the third quarter of 2005 to 27.2% for the third quarter of 2006. The decrease in gross profit as a percent of sales was due to cost pressures and the effect of lower jewelry sales, which has higher gross profit margins than other segments, in the overall sales mix. All operations have experienced significant cost increases for freight, energy and raw materials used in manufacturing, although the Canadian division has seen offsetting benefit from the greater purchasing power of the Canadian dollar relative to the U.S. dollar. Only a portion of these cost increases have been passed through in the Company's sales pricing to date. Tape division margins in the third quarter of 2006 were below the same period in 2005 due to the raw material and energy cost inflation in excess of price increases. Canadian division margins improved due to a more profitable sales mix consisting of less commodity products, and Jewelry margins improved due to a lower proportion of less profitable department store business.

Gross profit for the nine months ended September 30, 2006 was 26.9% compared to 28.2% for the first nine months of 2005, a decrease of 1.3 points. This was due to an overall less profitable sales mix (due to a lower proportion of jewelry sales), together with lower margins at the Tape Division which offset a favorable sales mix within the Jewelry division and improved margins at the Canadian division.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended September 30, 2006 and 2005 would have been 26.7% and 27.6%, respectively. The gross profit margins for the nine months ended September 30, 2006 and 2005 would have been 26.4% and 27.8%, respectively.

Selling, general and administrative ("SG&A") expenses in the third quarter of 2006 increased by $.2 million or 1.2% compared to the third quarter of 2005. The increase was primarily due to inflation on wages and benefits. As a percentage of net sales, SG&A decreased from 25.0% to 26.5%.

SG&A expenses for the nine months ended September 30, 2006 were $42.5 million (25.9% of net sales) versus $40.0 million (25.9% of net sales) for the first nine months of 2005, with the dollar increase due to inflation on wages and benefits as well as higher freight and commissions.

Net interest expense for the third quarter and first nine months of 2006 was lower compared to the same periods in 2005 due to lower average borrowings.

Other income (expense) for the third quarter of 2006 includes $860 thousand of yield maintenance fees paid in connection with the prepayment of outstanding debt, which is the reason for the change versus the third quarter of 2005. Other income (expense) for the nine months ended September 30, 2005 includes a gain of $2.3 million recognized on the sale of a warehouse.

The loss from continuing operations in the third quarter of 2006 was $416 thousand compared to income of $778 thousand in the corresponding prior year period, reflecting the decrease in operating income coupled with the debt refinancing costs incurred in the quarter. For the nine months ended September 30, 2006, income from continuing operations was $212 thousand compared to $1,679 thousand for the same period last year, with the decrease resulting from the combination of the decreased operating income, the warehouse sale gain in the prior year income, and the debt refinancing costs incurred in the third quarter of 2006.

Congoleum

                                        Three Months Ended September 30                Nine Months Ended September 30
                                           2006                2005                      2006                 2005
                                     ---------------------------------------      ---------------------------------------
                                                                         (In thousands)
Net sales                            $  57,460            $  60,507               $  173,440            $ 176,245
Cost of sales                           44,562               47,270                  133,661              135,577
                                     -----------          -----------             -----------          -----------
Gross profit                            12,898    22.4%      13,237    21.9%          39,779   22.9%       40,668   23.1%
Selling, general &
   administrative expenses              10,681    18.6%      10,556    17.4%          31,338   18.1%       32,962   18.7%
Asbestos-related
   reorganization charges                   --                   --                       --               15,454    8.8%
                                     -----------          -----------             -----------          -----------
Operating income (loss)                  2,217                2,681                    8,441               (7,748)

Interest expense, net                   (2,812)              (2,579)                  (8,130)              (7,515)
Other income, net                           77                  223                      124                  638
                                     -----------          -----------             -----------          -----------
(Loss) income before taxes                (518)                 325                      435              (14,625)
(Benefit from) provision for
   income taxes                            (94)                  --                       22                   --
                                     -----------          -----------             -----------          -----------

Net (loss) income                    $    (424)           $     325               $       413           $ (14,625)
                                     ===========          ===========             ===========          ===========

Net sales for the three months ended September 30, 2006 totaled $57.5 million as compared to $60.5 million for the same period in the prior year, a decrease of $3.0 million or 5.0%. The decrease primarily reflected the impact of weak retail demand for residential sheet products and lower sales in the commercial tile category partially offset by selling price increases. Net sales for the nine months ended September 30, 2006 were $173.4 million as compared to $176.2 million for the nine months ended September 30, 2005, a decrease of $2.8 million or 1.6%. The decrease reflected the impact of lower sales in the mid- to high-end resilient sheet category, lower sales of commercial tile and less demand for promotional product. Selling price increases instituted in late 2005 and September 2006 partially offset this decrease.

Gross profit for the three months ended September 30, 2006 totaled $12.9 million or 22.4% of net sales, compared to $13.2 million, or 21.9% of net sales, for the same period last year. The improvement in gross margin percent reflects the impact of selling price increases (6.6% of net sales) partially offset by higher raw material and utility costs which reduced margins by approximately 2.5% of net sales and an unfavorable product mix (which reduced margins by 2.8% of net sales). Gross profit for the nine months ended September 30, 2006 totaled $39.8 million, or 22.9% of net sales, compared to $40.7 million, or 23.1% of net sales, for the same period last year. The major factors leading to the deterioration in gross margin were the increases in raw material and utility costs experienced during the second half of 2005, which reduced margins by approximately 3.0% of net sales. In addition, the lower sales of high priced sheet products negatively impacted product mix and gross margins by approximately 1.3% of net sales. This was partially mitigated by a 4.1% improvement in gross margins resulting from selling price increases.

Selling, general and administrative expenses were $10.7 million for the three months ended September 30, 2006, as compared to $10.6 million for the same period last year. The reduction in expense reflects lower merchandising expenses (down $0.2 million) and lower freight expense ($0.1 million) partially offset by higher medical and pension expenses ($0.2 million). As a percent of net sales, selling, general and administrative expenses totaled 18.6% of net sales for the third quarter of 2006 versus 17.4% for the same period last year. Selling, general and administrative expenses were $31.3 million for the nine months ended September 30, 2006 as compared to $33.0 million for the nine months ended September 30, 2005, a decrease of $1.7 million. The reduction in expenses primarily reflects lower merchandising related expenses ($0.6 million), lower compensation costs related to workforce reduction ($0.6 million) and lower freight costs for shipments to home centers ($0.2 million). As a percent of net sales, selling, general and administrative costs were 18.1% for the nine months ended September 30, 2006 compared to 18.7% for the same period last year.

Income from operations totaled $2.2 million for the quarter ended September 30, 2006, compared to an income from operations of $2.7 million for the same period last year reflecting lower gross margins. Income from operations was $8.4 million for the nine months ended September 30, 2006 compared to a loss of $7.7 million for the nine months ended September 30, 2005 after a charge for asbestos reorganization costs of $15.5 million. The improvement in operating income in 2006 reflects the reorganization related charge taken in 2005, coupled with lower selling, general and administrative expenses experienced in 2006.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased $2.4 million in the first nine months of 2006 to $2.3 million. Working capital at September 30, 2006 was $26.9 million, up from $19.9 million at December 31, 2005. The ratio of current assets to current liabilities at September 30, 2006 was 1.50 compared to 1.33 at December 31, 2005. The changes in working capital and current ratio are primarily attributed to the classification of ABI's term note payable. Subsequent to a refinancing (see below and Note F of Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), $8 million of ABI's borrowings was classified as non-current under a new term loan. In addition, the sale of the Janus property (see below and Note D of Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) contributed to the change in working capital. The assets and liabilities of the discontinued operations were classified as current assets and liabilities prior to the sale of the property. Subsequent to the sale of the property, the resulting note receivable and deferred gain have been classified as a non-current asset and non-current liability, respectively.

Capital expenditures in the first nine months of 2006 were $2.2 million compared to $1.8 million for the first nine months of 2005. It is anticipated that capital spending for the full year 2006 will be approximately $4 million.

During the second quarter of 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation for $5.0 million Canadian dollars. The Company received net cash proceeds of $800 thousand (Canadian), which was used to reduce borrowings, and a note for $4.0 million (Canadian). Payment of the note is contingent upon obtaining an environmental certification on the land sold. In order to obtain that certification, the Company expects to incur approximately $200 thousand (Canadian) to remediate the property. Remediation is expected to be completed during the first half of 2007.

The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of five to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions. Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that any such costs could be passed along to its customers.

American Biltrite Inc.'s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M Associates L.P. with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.'s subsidiary American Biltrite (Canada) Ltd. ("AB Canada") and (ii) the $10.0 million Term Loan. The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On September 25, 2006, American Biltrite Inc. entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which is included in other expense.

The amount of borrowings available from time to time for American Biltrite Inc. and K&M Associates L.P. under the Revolver may not exceed the lesser of (a) $30.0 million less the then outstanding amount of borrowings by AB Canada under the Canadian Revolver less any outstanding borrowings under the domestic letter of credit facility and (b) the applicable borrowing base. The formula used for determining the domestic borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Term Loan.

The amount of borrowings available from time to time for AB Canada under the Canadian Revolver is limited to the lesser of (a) $12 million less any outstanding borrowings under the Canadian letter of credit facility, (b) AB Canada's borrowing base amount, which is based upon AB Canada's accounts receivable, inventory and fixed assets, and (c) $30.0 million less the amount of domestic borrowings outstanding under the Revolver on behalf of the Company and K&M Associates L.P. AB Canada may borrow amounts under the Canadian Revolver in United States or Canadian dollar denominations; however, solely for purposes of determining amounts outstanding and borrowing availability under the Revolver, all Canadian dollar denominated amounts will be converted into United States dollars in the manner provided in the Credit Agreement.

Interest is payable quarterly on the Term Loan and Revolver borrowings by American Biltrite Inc. and K&M Associates L.P. under the Credit Agreement at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, (b) if a fixed rate is in effect, at a rate between the fixed rate plus 1.0% to a fixed rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (c) for loans not based on a LIBOR or fixed rate, the higher of (i) BofA's applicable prime rate and (ii) 0.50% plus the federal funds rate, as determined under the Credit Agreement. Under the Credit Agreement, American Biltrite Inc. and K&M Associates L.P. may generally determine whether interest on domestic revolving loans will be calculated based on a LIBOR based rate, and if BofA elects to make a fixed rate option available, whether interest on revolving loans will be calculated based on a fixed rate.

Interest is payable quarterly on revolving loans under the Canadian Revolver at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (b) if a LIBOR based rate is not in effect, for outstanding revolving loans denominated in Canadian dollars, the higher of (i) 0.50% plus the applicable 30-day average bankers' acceptance rate as quoted on Reuters CDOR page and (ii) the Canadian Lender's applicable prime rate for loans made in Canadian dollars to Canadian customers, and for outstanding revolving loans denominated in United States dollars, the higher of (i) 0.50% plus the federal funds rate as calculated under the Credit Agreement and (ii) the applicable rate announced by the Canadian Lender as its reference rate for commercial loans denominated in United States dollars made to a person in Canada. Under the Credit Agreement, AB Canada may generally determine whether interest on Canadian revolving loans will be calculated based on a LIBOR based rate.

American Biltrite Inc. has entered into interest rate swap agreements that effectively fix the LIBOR rate component of the Term Loan and $6.0 million of the Revolver at 5.18% and 5.15% respectively.

The Term Loan principal is payable in 20 quarterly installments of $500 thousand beginning December 31, 2006 and ending on September 30, 2011. All indebtedness under the Credit Agreement, other than the Term Loan, expires on September 30, 2009.

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after September 30, 2006, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

Pursuant to the Credit Agreement, the Company and certain of its subsidiaries previously granted BofA and the Canadian Lender a security interest in most of the Company's and its subsidiaries' assets. The security interest granted does not include the shares of capital stock Congoleum or the assets of Congoleum. In addition, pursuant to the Credit Agreement, certain of the Company's subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Agreement.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. While the Company does not anticipate that it will need to amend its current debt agreements to avoid being in default at some future date, there can be no assurances in that regard, and any required amendments, if obtained, could result in significant cost to the Company.

Under the terms of the Eleventh Plan, ABI expects to contribute $250 thousand in cash to the Plan Trust on the effective date of the plan. In addition, ABI will forego certain rights it has to receive indemnification payments from Congoleum for asbestos claims pursuant to a joint venture agreement that ABI and Congoleum are party to.

Under the Eleventh Plan, ABI would receive certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos personal injury claims that derive from claims made against Congoleum, which claims are expected to be channeled to the Plan Trust. However, the Eleventh Plan does not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust.

Under the Eleventh Plan, the Company will release and forgive, as part of ABI's contribution to the Plan Trust, the rights ABI has to receive indemnification from Congoleum under the joint venture agreement that both ABI and Congoleum are party to, and which they entered into in connection with the contribution by ABI to Congoleum in 1993 of the Company's tile division, for asbestos-related claims. To the extent that the Company pays material amounts for asbestos-related claims that the Company would have been entitled to be reimbursed for by Congoleum absent the provisions of Congoleum's plan of reorganization, that could have a material adverse effect on the Company's liquidity and capital resources.

The Eleventh Plan provides that confirmation of the plan would be sought by means of the Cramdown Treatment if the holders of the Senior Notes do not vote as a class to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code. Under the Cramdown Treatment, all existing common stock of Congoleum would be cancelled and ABI would longer control or own any equity interest in Congoleum. An ad hoc committee of note holders claiming to hold 44.96% of the Senior Notes has threatened to vote against the Eleventh Plan, which threat, if carried out under the terms of the Eleventh Plan, would result in the elimination of ABI's equity interest in Congoleum. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI's liquidity, it could have a material adverse impact on Congoleum's business, operations and financial condition, and directly or indirectly, a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI's business, operations and financial condition.

The Company has not declared a dividend subsequent to the third quarter of 2003. Future dividends, if any, will be determined by the Company's Board of Directors based upon the financial performance and capital requirements of the Company, among other considerations. Under the Credit Agreement, aggregate dividend payments (since June 30, 2003) are generally limited to 50% of cumulative consolidated net income (computed treating Congoleum under the equity method of accounting), as determined under the Credit Agreement, earned from June 30, 2003.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes A and K of the Notes to Unaudited Consolidating Financial Statements contained in
Part I, Item 1 of this Quarterly Report on Form 10-Q. These matters will have a material adverse impact on liquidity and capital resources. During the first nine months of 2006, Congoleum paid $17.8 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at September 30, 2006 Congoleum had incurred but not paid approximately $9 million in additional fees and expenses for services through that date.

Under previous plans, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would be entitled to reimbursement of only the $1.3 million in claims processing fees and would not collect the balance of these receivables ($18.8 million at September 30, 2006). The write-off, as well as forgiveness of indebtedness income pursuant to the Eleventh Plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined.

Congoleum expects to spend a further $19.2 million at a minimum in fees, expenses, and trust contributions in connection with obtaining confirmation of its plan of reorganization (in addition to the $6.0 million insurance settlement being held as restricted cash). It also expects to spend a further $4.4 million at a minimum in connection with insurance coverage litigation costs, for which it will not be reimbursed as discussed above. Required expenditures could be materially higher than these estimates.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at September 30, 2006 is approximately $30.5 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing. In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be made over time according to a formula based on GHR's earnings. Congoleum has filed a motion seeking Bankruptcy Court approval of the GHR Settlement which is pending. Pursuant to the terms of the Eleventh Plan, the net proceeds of the GHR disgorgement would be used to reduce the obligations of Congoleum to the Plan Trust by first being applied to reduce or satisfy principal and accrued interest under the Plan Trust Note and thereafter to reduce or satisfy principal and accrued interest under the New Convertible Security.

Under the terms of the Eleventh Plan, on the Effective Date, the Plan Trust will provide a loan to Congoleum, which loan is intended, when combined with cash on hand and available drawings under the revolving credit facility, to provide Congoleum with $18 million of total liquidity, on a pro forma basis as of December 31, 2006. If the Effective Date occurs after December 31, 2006, the total liquidity required by Congoleum, and thus the amount of the Plan Trust Note, will be as mutually agreed among the ACC, the FCR, the Claimants' Representative and Congoleum. The proceeds of the Plan Trust Note will only be used for working capital and general corporate purposes. The Plan Trust Note will be due and payable on December 31, 2011, will bear interest at 10% per annum payable semi-annually until the maturity date, and will contain such covenants, warranties, and representations as agreed among Congoleum, the ACC, the FCR and the Claimants' Representative. The principal amount of the Plan Trust Note, which is subject to review and approval by the FCR and the ACC, may not exceed $14 million unless both the FCR and ACC agree. There can be no assurance either or both would agree to any such request from Congoleum, or that Congoleum would obtain any other consents that might be necessary to increase the amount of the Plan Trust Note.

On the Effective Date, if the holders of the Senior Note Claims (as a class) vote to accept the Eleventh Plan, Congoleum will issue and contribute the New Convertible Security to the Plan Trust in satisfaction of section 524(g) of the Bankruptcy Code. The New Convertible Security will have the following terms: (i) an initial aggregate principal amount of $2,738,234.75, such principal amount being subject to increase in the amount, if any, by which 36% of Congoleum's market capitalization based on average trading prices for Congoleum's Class A Common Stock at the close of trading for the 90 consecutive trading days beginning on the one or two-year anniversary of the Effective Date (depending on the reset date selected by the Plan Trust), exceeds such initial principal amount; (ii) an initial interest rate per annum equal to 9% of the principal amount, payable semi-annually in arrears, with such interest rate per annum to reset to the rate of 5% of the principal amount on the tenth anniversary of the Effective Date and payable at such reset interest rate per annum until maturity;
(iii) redeemable for the principal amount at the option of the Plan Trust or Congoleum on or anytime after the tenth anniversary of the Effective Date; (iv) a maturity date on the fifteenth anniversary of the Effective Date if not redeemed or otherwise paid earlier; (v) convertible into the number of shares of Class A Common Stock (on a fully diluted basis with all Class B Common Stock converted to Class A Common Stock) which, when combined with the number of shares of Class A Common Stock held by the Plan Trust immediately prior to the conversion date, will result in the Plan Trust owning 51% of the voting common shares outstanding on a fully diluted basis immediately after the conversion on the conversion date and 51% of the total economic equity value of Congoleum outstanding on a fully diluted basis immediately after the conversion on the conversion date, such conversion to take place at the option of the Plan Trust upon the occurrence and at any time during the continuance of an event of default of the obligation to pay interest; (vi) secured only by a first priority lien and security interest, pari passu only with the security for the Plan Trust Note, on distributions of recoveries from a law firm that are to be pledged to the Plan Trust; (vii) no voting rights except upon conversion; and (viii) contractually subordinated in priority and payment to the New Senior Notes; provided, however, that in the absence of a default under the New Indenture, payments due under the New Convertible Security will be made in the ordinary course in accordance with its terms. The principal adjustment feature could result in the principal amount of the New Convertible Security increasing materially.

Under the terms of the Eleventh Plan, if holders of the Senior Notes vote to accept the Plan by the requisite number and amount required by the Bankruptcy Code, the Senior Notes would be cancelled and Congoleum would issue the New Senior Notes in the aggregate principal amount of $100 million which shall be payable semi-annually at the rate of 10% per annum until a maturity date of August 1, 2011. The New Senior Notes would be secured by a lien on or security interest in all of Congoleum's assets (subject to certain limitations), which security interest will be subordinate in priority only to Congoleum's working capital credit facility. The New Senior Notes would be contractually senior in priority and right of payment to the Plan Trust Note and the New Convertible Security, with the exception of certain litigation recoveries from a law firm that are to be pledged to the Plan Trust. In addition to the New Senior Notes, holders of the Senior Notes may receive an additional $5 million from Congoleum, to be paid from insurance recoveries, contingent upon Congoleum consummating certain insurance recoveries, which $5 million will be held in escrow and paid to the Bondholders if certain contingencies occur and conditions are met.

While Congoleum is seeking to obtain the required acceptances of the Eleventh Plan from all necessary classes of creditors, the Eleventh Plan provides an alternative treatment for holders of the Senior Notes and stockholders in the event sufficient note holders do not consent to the Eleventh Plan. This alternative treatment will materially affect the recoveries of these classes. In the event that the holders of the Senior Notes do not vote to accept the Eleventh Plan by the requisite number and amount required by the Bankruptcy Code, then Plan confirmation will be sought in accordance with the Cramdown Treatment. Pursuant to the Cramdown Treatment, the Senior Notes and existing Class A and Class B Common Stock would be cancelled and the Senior Note holders would receive their pro rata share of Common Stock with the Plan Trust, as determined by the Bankruptcy Court in the Confirmation Order

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2006, were $19.7 million, a decrease of $4.8 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $4.2 million and $2.0 million at September 30, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally, $6.0 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at September 30, 2006. Congoleum expects to contribute these funds to the Plan Trust. Working capital was $30.1 million at September 30, 2006, up from $28.0 million at December 31, 2005. The ratio of current assets to current liabilities at September 30, 2006 was 1.3 to 1.0, which is unchanged from December 31, 2005. The ratio of debt to total capital at September 30, 2006 was 0.48 to 1.0 which is slightly lower since December 31, 2005. Net cash used by operations during the first nine months of 2006 was $8.6 million, as compared to net cash used by operations of $10.1 million in the first nine months of 2005. The reduction in cash used by operations in the first nine months of 2006 versus the first nine months of 2005 was primarily due to lower working capital requirements for inventory, prepaid expenses, and settlement of payables and accrued expenses in 2006.

Capital expenditures for the nine months ended September 30, 2006 totaled $2.5 million. Congoleum is currently planning capital expenditures of approximately $5 million in 2006 and between $5 million and $7 million in 2007, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on December 31, 2006 with borrowings up to $30 million. Interest is based on 0.75% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at September 30, 2006. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2006, based on the level of receivables and inventory, $25.1 million was available under the facility, of which $5.1 million was utilized for outstanding letters of credit and $14.2 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility will be replaced with a revolving credit facility on substantially similar terms upon confirmation and effectiveness of its plan of reorganization. While Congoleum expects the facilities discussed above will provide it with sufficient liquidity, there can be no assurances that it will continue to be in compliance with the required covenants, that Congoleum will be able to obtain a similar or sufficient facility upon exit from bankruptcy, or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if Congoleum's plan of reorganization is not confirmed before that time.

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

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum has used $8.6 million in cash from operations in the first nine months of 2006 (as more fully discussed above), which includes the benefit of $10.1 million of accrued but unpaid interest on long-term debt. Congoleum believes these sources will be adequate to fund working capital requirements, debt service payments, and planned capital expenditures for the remainder of 2006. Based on expected costs to complete its reorganization proceedings, Congoleum anticipates it will need to obtain the contemplated approximately $14 million from the Plan Trust Note to provide it with sufficient liquidity when the Eleventh Plan becomes effective. Actual sources and uses of funds to consummate the effectiveness of the Eleventh Plan or any other plan may differ significantly from this description, but confirmation of any plan is dependent on such plan demonstrating it leaves Congoleum with sufficient liquidity that further reorganization will not be needed. Congoleum's inability to obtain confirmation of the Eleventh Plan in a timely manner would have a material adverse effect on Congoleum's ability to fund its operating, investing and financing requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on its investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at September 30, 2006, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding consolidated long-term debt as of September 30, 2006 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates, or has been hedged with an interest rate swap agreement. The Company's interest rate swap agreements have been designated cash flow hedges.

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

Under their current policies, other than interest rate swap agreements, neither the Company nor Congoleum use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note J "Commitments and Contingencies" and Note K "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful," included in Part II, Item 1A of this Quarterly Report on Form 10-Q, are incorporated herein by reference.

Item 1A. Risk Factors

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.

The Company and Congoleum have significant liability and funding exposure for asbestos claims. Congoleum has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. The Eleventh Plan incorporates a compromise and settlement of the asbestos personal injury claims that were settled prior to the petition date under the Claimant Agreement and other pre-petition settlement agreements. Under the terms of the Eleventh Plan, settlement values differ from values under previous plans, the Claimant Agreement and other pre-petition settlement agreements.

There can be no assurance that Congoleum will not amend the Eleventh Plan, that Congoleum will obtain approval to solicit acceptances of its plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of its plan, that its plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the Federal District Court, or that such approvals will be received in a timely fashion, that its plan will be confirmed, that its plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued protracted litigation over its plan of reorganization. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof, and a competing plan has been filed by an insurance company. It is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve a plan other than Congoleum's proposed plan.

The Eleventh Plan and any alternative plan of reorganization pursued by Congoleum or another plan proponent or confirmed by the Bankruptcy Court and the Federal District Court could materially differ from the description of the Eleventh Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect the Eleventh Plan or an alternative plan could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of a plan of reorganization will depend on Congoleum obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of Congoleum's plan of reorganization or in connection with Congoleum's New Jersey state court insurance coverage litigation discussed elsewhere in this report are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation, Congoleum may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in Congoleum not being able to confirm an amended plan of reorganization or have such plan become effective.

Some additional factors that could cause actual results to differ from Congoleum's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for Congoleum for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under Congoleum's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of Congoleum and ABI, the majority stockholder of Congoleum, to the ongoing process arising from Congoleum's strategy to settle its asbestos liability,
(vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by it and the court overruling any objections to Congoleum's reorganization plan that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g) and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if Congoleum is not successful in obtaining sufficient creditor and court approval of its amended plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

In addition, there has been federal legislation proposed that, if adopted, would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. Due to the uncertainties involved with the pending legislation, Congoleum does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial condition, or upon any plan of reorganization it may decide to pursue. To date, Congoleum has expended significant amounts pursuant to resolving its asbestos liability relating to its proposed amended plan of reorganization. To the extent any federal legislation is enacted, which does not credit Congoleum for amounts paid by Congoleum pursuant to its plan of reorganization or requires Congoleum to pay significant amounts to any national trust or otherwise, such legislation could have a material adverse effect on Congoleum's business, results of operations and financial condition. As a result of Congoleum's significant liability and funding exposure for asbestos claims, there can be no assurance that if it were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A and K of the Notes to Unaudited Consolidating Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part I, Item 1 and Part I, Item 2, respectively, in this report.

Any plan of reorganization for Congoleum will likely result in substantial dilution of Congoleum's equity holders, including the Company.

Under the terms of the Eleventh Plan, if confirmation of the plan is not sought by means of the Cramdown Treatment, on the effective date of that plan, Congoleum would issue 3.8 million shares of its Class A common stock, which based on the number of shares of Congoleum Class A and Class B common stock outstanding as of November 9, 2006, would represent 31.5% of Congoleum's outstanding common stock and 22.8% of the aggregate general voting power of Congoleum's outstanding common stock, and would reduce the Company's equity ownership in Congoleum to 37.7% and its general equity voting interest in Congoleum to 53.6%, in each case, after giving effect to the stock issuance. On a fully diluted basis, the Company's equity ownership would be reduced to 35.2% with a general equity voting interest of 51.0%, giving effect to such stock issuance as if it occurred on such date.

In addition, under the Eleventh Plan, if confirmation of the plan is not sought by means of the Cramdown Treatment, Congoleum would issue the New Convertible Security to the Plan Trust on the effective date of the plan. The principal amount of that convertible security is expected to be approximately $2.7 million and subject to possible future increase. Under the terms of the Eleventh Plan, the convertible security would be convertible into a number of shares of Congoleum Class A common stock that, when combined with the 3.8 million shares of Congoleum Class A common stock to be issued by Congoleum to the Plan Trust on the effective date of the plan, would result in the Plan Trust owning 51% of the voting common shares outstanding on a fully diluted basis immediately after the conversion on the conversion date, such conversion to take place at the option of the Plan Trust upon the occurrence and at any time during the continuance of an event of default of the obligation to pay [interest? principal?] under the New Convertible Security when due. If this further additional issuance were to occur, based on the number of shares of Congoleum Class A and Class B common stock outstanding as of November 9, 2006, the Company's equity ownership and voting equity interest in Congoleum would be reduced to 24.4%, resulting in a loss of voting control of Congoleum by ABI.

As discussed elsewhere in this report, if confirmation of the plan is sought by means of the Cramdown Treatment, all the existing Congoleum Class A and Class B common stock on the effective date of the plan would be cancelled (including all shares of Congoleum Class A and Class B common stock owned by ABI). An ad hoc committee of holders of Congoleum's Senior Notes has threatened to vote against the Eleventh Plan. In the event sufficient holders of the Senior Notes do not vote (as a class) to accept the Eleventh Plan, its terms provide that Congoleum may seek confirmation of the plan by means of the Cramdown Treatment. In addition, any proposed plans of reorganization proposed for Congoleum by other parties in interest may provide for cancellation of Congoleum's existing Class A and Class B common stock or even greater dilution of the Congoleum equity interests than that contemplated by the Eleventh Plan, and the Eleventh Plan could be confirmed in accordance with the cram down provisions of the Bankruptcy Code, in which case ABI would completely lose its ownership interest in Congoleum. There can be no assurance as to how the equity interests in Congoleum, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may ultimately be confirmed by the Bankruptcy Court and consummated.

Congoleum's Eleventh Plan of reorganization could be confirmed in accordance with the cram down provisions of the Bankruptcy Code which would eliminate ABI's controlling equity interest in Congoleum.

The Eleventh Plan provides that confirmation of the plan would be sought by means of the Cramdown Treatment if the holders of the Senior Notes do not vote as a class to accept the Eleventh Plan by the requisite numbers and amount required by the Bankruptcy Code. An ad hoc committee of holders of Congoleum's Senior Notes has threatened to vote against the Eleventh Plan which could result in Congoleum seeking confirmation of the plan by means of the Cramdown Treatment. Under the Cramdown Treatment, all existing common stock of Congoleum would be cancelled and ABI would no longer control or own any equity interest in Congoleum. Elimination of ABI's controlling equity interest in Congoleum could have a material adverse impact on Congoleum's business, operations and financial condition, the business relationships between ABI and Congoleum, and ABI's business, operations and financial condition.

The Company has had to amend its debt agreements in the past in order to avoid being in default of those agreements and may have to do so again in the future, and the Company's ability to obtain additional financing may be limited.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. Most recently, on September 25, 2006, the Company entered into an amendment and restatement to the credit agreement it has with Bank of America, National Association and Bank of America, National Association acting through its Canada branch, which is the agreement that governs the Company's primary source of borrowings. In connection with that amendment and restatement, certain financial covenants were amended under the credit agreement to enable the Company to comply with those covenants. Although the Company does not anticipate that it will need to further amend the credit agreement to avoid being in default at some future date, there can be no assurances in that regard. If the Company were to violate one of those covenants and not amend the agreement to address or obtain a waiver of the violation, it could breach the agreement, resulting in a default of the agreement. If such a default were to occur, the lenders could require the Company to repay all amounts outstanding under the credit agreement. If the Company were unable to repay those amounts due, the lenders could have its rights over the collateral (most of the Company's and its domestic subsidiaries' (excluding Congoleum) assets) exercised, which would likely have a material adverse effect on the Company's business, results of operations or financial condition.

In addition, under the terms of the credit agreement, the Company's ability to obtain additional debt financing is limited. Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. Raw material prices in 2005 increased significantly and have remained high in 2006 and until additional capacity becomes available.

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

On August 18, 2006, an explosion and fire caused extensive damage to components of a major production line at the Congoleum's Marcus Hook facility. By implementing a seven day operation on its other production line and purchasing base material from a competitor, Congoleum has been able to meet all production requirements. Congoleum expects its insurance carrier will pay substantially all excess costs (beyond a deductible) for replacing the damaged equipment and lost production capacity. Fabrication of replacement equipment is underway, and Congoleum anticipates that the line will be operational by the end of 2006. The financial impact in the third quarter of 2006 as a result of lost overhead absorption, lost sales and deductibles and uninsured expenses is estimated to be approximately $0.8 million. Congoleum does not anticipate any impact to operating results as a result of this incident in the fourth quarter of 2006. However, if Congoleum experiences any significant unforeseen delays or difficulties with its alternative production arrangements, the procurement and installation of replacement equipment, or obtaining insurance reimbursements for the excess costs associated with the loss, it could have a material adverse impact on its business, results of operations, and financial condition.

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

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due on the Senior Notes on the following dates: February 1, 2004, 2005 and 2006 and August 1, 2004, 2005 and 2006. The
aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $30.5 million. As of November 13, 2006, the aggregate outstanding principal amount of the Senior Notes was $100.0 million. These amounts, which include $3.2 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, 2005 and 2006 and August 1, 2004, 2005 and 2006 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidated balance sheet included in this report.

Item 6. Exhibits

Exhibit No.   Description
--------------------------------------------------------------------------------

3.1   I       Restated Certificate of Incorporation

3.2   II      By-Laws, amended and restated as of September 11, 2004

4.1   III     Amended and Restated Credit Agreement dated as of September
              25, 2006, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National
              Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National
              Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

4.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 7, 2006, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.1  III     Amended and Restated Credit Agreement dated as of September 25,
              2006, among American Biltrite Inc, K&M Associates L.P., and
              American Biltrite (Canada) Ltd., Bank of America, National
              Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National
              Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.2  IV      Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 7, 2006, among American Biltrite Inc, K&M
              Associates L.P., and American Biltrite (Canada) Ltd., Bank of
              America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.   Description
--------------------------------------------------------------------------------

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of October 23, 2006, including the exhibits thereto

99.2 Proposed Disclosure Statement with respect to Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and Asbestos Claimants' Committee, dated as of October 23, 2006, including the exhibits thereto (except Exhibit A thereto, which is included at Exhibit
              99.1 to this report)

99.3 Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Indemnity Company and its affiliates

___________________________

      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2006

      IV Incorporated by reference to exhibit 4.2 to this Quarterly Report on Form 10-Q

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

                                            AMERICAN BILTRITE INC.
                                            ----------------------
                                                  (Registrant)


Date: November 13, 2006             BY:  /s/ Howard N. Feist III
                                         ------------------------------
                                         Howard N. Feist III
                                         Vice President-Finance
                                         (Duly Authorized Officer and
                                         Principal Financial and Chief
                                         Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.     Description
--------------------------------------------------------------------------------

3.1   I         Restated Certificate of Incorporation

3.2   II        By-Laws, amended and restated as of September 11, 2004

4.1   III       Amended and Restated Credit Agreement dated as of September
                25, 2006, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National
                Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National
                Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

4.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 7, 2006, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.1  III       Amended and Restated Credit Agreement dated as of September
                25, 2006, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National
                Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National
                Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.2  IV        Amendment No. 1 to Amended and Restated Credit Agreement,
                dated as of November 7, 2006, among American Biltrite Inc, K&M
                Associates L.P., and American Biltrite (Canada) Ltd., Bank of
                America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.     Description
--------------------------------------------------------------------------------

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of October 23, 2006, including the exhibits thereto

99.2 Proposed Disclosure Statement with respect to Eleventh Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, et al., and Asbestos Claimants' Committee, dated as of October 23, 2006, including the exhibits thereto (except Exhibit A thereto, which is included at Exhibit 99.1 to this report)

99.3 Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Indemnity Company and its affiliates

___________________________

      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2006

      IV Incorporated by reference to exhibit 4.2 to this Quarterly Report on Form 10-Q