Form 10-K
period 2006-12-31
AMERICAN BILTRITE INC
filed 2007-04-02
CIK 4611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Large accelerated filer |_|  Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2006 was $16.9 million.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 15, 2007 was 3,441,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 8, 2007, which will be filed by the registrant within 120 days after December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In 1995, ABI acquired a controlling interest in K&M, a designer, supplier, distributor and servicer of a wide variety of adult, children's and specialty items of fashion jewelry and related accessories throughout the U.S. and Canada. ABI, through wholly-owned subsidiaries, owns an aggregate 95.5% interest (7% as sole general partner and 88.5% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers, specialty stores and department stores.

Congoleum is a leading manufacturer of resilient sheet and tile flooring. In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division"). In 1995, ABI acquired voting control of Congoleum when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder. ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases of Congoleum common stock by ABI. As of December 31, 2006, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Congoleum's Class B common stock represented 69.4% of the outstanding equity voting interests of Congoleum.

Congoleum is a defendant in a large number of asbestos-related lawsuits. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed a modified plan of reorganization and related documents with the Bankruptcy Court (the "Fourth Plan") reflecting the result of further negotiations with representatives of the Asbestos Claimants' Committee (the "ACC"), the Future Claimants' Representative (the "FCR") and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code (the "Plan Trust") to pay asbestos claims against Congoleum. In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Committee of Bondholders (the "Bondholders' Committee") (representing holders of Congoleum's 8 5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, Congoleum's controlling shareholder, on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, the Bondholders' Committee withdrew its support of the CNA Plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan") which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's rulings on the summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that the Tenth Plan and the CNA Plan are each not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum and other parties in interest resumed plan mediation discussions seeking to resolve the plan confirmation issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court"). See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Given the pending plan mediation discussions and Congoleum's appeal, the outcome of Congoleum's plan of reorganization process remains uncertain.

Outside the United States, the Tape Division operates production facilities in Belgium, Italy and Singapore, where bulk tape products are converted into various sizes. Sales offices at the Singapore and Italy locations and a sales representative in Shanghai, China enable quicker response to customer demands in the European and Asian markets. The Company's wholly-owned Canadian subsidiary, American Biltrite (Canada) Ltd., produces resilient floor tile, rubber tiles and rolled rubber flooring and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material) and imports certain rubber and tile products from China for resale. K&M maintains a purchasing office in China, from which it sources the majority of the products its sells.

ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, sandals and other footwear products under license from ABI. Hulera Sula in turn owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of Hulera Sula. Hulera Sula also owns 60% of Fomtex, S.A., a Guatemalan corporation, which manufactures foam mattresses, beds and other foam products.

In October 2003, ABI discontinued the operations of its wholly owned subsidiary Janus Flooring Corporation ("Janus Flooring"), which manufactured pre-finished hardwood flooring in Canada. Results from Janus Flooring, including charges resulting from the shutdown, are reported as a discontinued operation in the Company's consolidated financial statement set forth in Item 8 of this Annual Report on Form 10-K. During 2006, the remaining assets of Janus Flooring were sold, and the discontinued operation was effectively dissolved. As of December 31, 2006, the Company merged Janus Flooring with and into American Biltrite (Canada) Ltd.

For financial reporting purposes, ABI operates in four industry segments: flooring products, the Tape Division, jewelry and the Canadian division, which produces flooring and rubber products. See Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Financial Information about Industry Segments

Business segment information is included in Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Narrative Description of Business

Marketing, Distribution and Sales The Tape Division's protective papers and films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Other tape products are marketed through the Tape Division's own sales force and by third-party sales representatives and distributors throughout the world. ABI's Belgian, Italian and Singapore facilities sell these products throughout Europe and the Far East.

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

Congoleum currently sells its products through approximately 13 distributors providing approximately 74 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining a competitive position. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's business, results of operations and financial condition, at least until a suitable replacement is in place. The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

Hulera Sula's footwear and foam products are marketed and distributed in certain Central American countries.

Financial information about products that contributed more than 10% of the Company's consolidated revenue during the last three fiscal years is included in
Note 14 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Working Capital and Cash Flow In general, ABI's working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers. K&M does provide pre-approved allowances in the form of markdowns and return authorizations as required.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements. Congoleum's typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

During 2006, Congoleum paid $18.7 million in fees and expenses (net of recoveries) related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof), together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In connection with Congoleum's plan of reorganization, ABI expects to spend $750 thousand in 2007, which is not expected to have a material adverse effect on ABI's working capital or cash flow. ABI and Congoleum have separate credit facilities which are governed by independent credit agreements, and ABI is generally not otherwise liable for the separate obligations of Congoleum.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Congoleum" in Item 7 of this Annual Report on Form 10-K.

Raw Materials ABI generally designs and engineers its own products. Most of the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. Congoleum does not have readily available alternative sources of supply for specific designs of transfer print film, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources, which is designed to provide continuity of supply for its raw material requirements. Although the Company and Congoleum have generally not had difficulty in obtaining their requirements for these materials, they have occasionally experienced significant price increases for some of these materials. Although the Company and Congoleum have been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that they may not experience difficulty obtaining supplies and raw materials in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

Competition All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI's tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers. Included among its competitors are 3M, Nitto Permacel, Ivex/Novasol and R-Tape. AB Canada's flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada also competes with Armstrong World Industries, Inc., Flexco/Roppe, Nora and Mondo and with other manufacturers of alternate floor covering products. In the rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro and West America Rubber Company.

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

K&M competes with other companies that make similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing K&M's products and services, K&M's customers tend to focus on margin dollars realized from the customers' sales of product and return on inventory investment needed to be made by the customer in order to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, among them are Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Patents and Trademarks ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB(R) logo, TransferRite(R) and Ideal(R) at the Tape Division, Estrie(R), AB Colors Plus(R) and Dura-Shield(R) at AB Canada, and Amtico(R), which is used solely in the Canadian market. K&M also licenses the Panama Jack(R), Guess?(R), Bratz(R) and MUDD(R) trademarks as well as certain others. These trademarks are important for the Company in maintaining its competitive position. The licensing agreements are subject to expiration dates and other termination provisions, and the licensor or the Company may choose not to extend or renew certain agreements. The Company has an ongoing program seeking additional or replacement licenses. The Company also believes that patents and know-how play an important role in maintaining competitive position.

Research and Development Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $6.2 million, $7.0 million and $5.8 million, on a consolidated basis, for the years ended December 31, 2006, 2005 and 2004, respectively.

Key Customers For the year ended December 31, 2006, two customers of Congoleum accounted for over 10% of ABI's consolidated net sales. The two customers together accounted for 67% of Congoleum's net sales of $219.5 million. These customers are Congoleum's distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc. No other customer accounted for more than 10% of ABI's consolidated sales.

K&M's top three customers in terms of net sales in 2006 together accounted for 54% of K&M's net sales. The loss of the largest of these customers would have a material adverse effect on K&M's business, results of operations and financial condition and would likely have a material adverse effect on the Company's business, results of operations or financial condition.

Sales to five unaffiliated customers of the Tape Division together constitute approximately 22% of the net sales for the Tape Division. The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division's business, results of operations and financial condition.

AB Canada's sales to Congoleum accounted for approximately 9% of AB Canada's net sales in 2006. The loss of Congoleum's business would have a significant, adverse affect on AB Canada's revenue. These intercompany sales are eliminated from the Company's consolidated financial statements, in accordance with generally accepted accounting principles. See Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Backlog The dollar amount of backlog of orders believed to be firm as of December 31, 2006 and 2005 was $15.4 million and $16.0 million, respectively. It is anticipated that all of the backlog as of December 31, 2006 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance Because of the nature of the operations conducted by ABI and Congoleum, each company's facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at owned or leased facilities and off-site disposal locations.

ABI and its subsidiaries, including Congoleum, have historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) and
Note 8 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. ABI and Congoleum will continue to be required to expend amounts in the future, due to the nature of past activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, however, ABI is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. ABI and Congoleum believe that compliance with existing federal, state, local and foreign provisions will not have a material adverse effect upon their financial positions nor do ABI and Congoleum expect to incur material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (Legal Proceedings) and
Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company's business, results of operations and financial condition.

Employees As of December 31, 2006, ABI and its subsidiaries employed approximately 1,590 people.

Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is in Note 14 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. The Company's consolidated export sales from the United States were $28.3 million in 2006, $25.1 million in 2005 and $23.0 million in 2004.

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

As more fully set forth in Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. Congoleum has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. The Bankruptcy Court issued a ruling in February 2007 determining that such claimants cannot receive, as a result of their pre-petition settlements, preferential treatment under a plan. Congoleum has resumed plan mediation discussions with parties in interest to resolve this and certain other plan issues and has also appealed the Bankruptcy Court ruling to the District Court.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the New Jersey state court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers (as further discussed elsewhere in this Annual Report on Form 10-K). It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests and the amount and form of any contribution the Company may be required to make to the Plan Trust in order to receive the limited channeling injunctive relief that would have been provided to the Company under the Eleventh Plan. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the third quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of a plan of reorganization will depend on Congoleum obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. In addition, under the terms of the Tenth Plan and Eleventh Plan, the Plan Trust was to provide Congoleum with a loan in an amount not to exceed $14 million, unless otherwise agreed by the FCR and ACC. There can be no assurance that any new plan of reorganization would provide Congoleum with a similar financing arrangement. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of Congoleum's plan of reorganization or in connection with Congoleum's New Jersey state court insurance coverage litigation are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available upon plan confirmation, Congoleum may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in Congoleum not being able to have an amended plan of reorganization confirmed or have such plan become effective.

Some insurers contend that, if there is a ruling in the first phase of the New Jersey state court coverage litigation that there is no coverage for the claims submitted by asbestos claimants and settled under the Claimant Agreement, and/or depending on the factual and legal basis for such ruling, then the insurers will also not owe coverage for any claims of such Claimant Agreement claimants even if Congoleum and such claimants agreed to amend the Claimant Agreement and/or to settle their claims under other claims payment standards, including bankruptcy Trust Distribution Procedures (TDPs). Congoleum believes, however, that even if the insurers were to succeed in the first phase of the Coverage Action, such result would not prohibit individual claimants and Congoleum from negotiating new and/or different settlements, and/or amending the Claimant Agreement, and then seeking payment from its insurers for such settlements. In addition, Congoleum does not believe that it would be deprived of coverage-in-place insurance for non-settled asbestos claims. However, there can be no assurances of the outcome of these matters or their potential effect on the Company's ability to obtain approval of a plan of reorganization. Congoleum intends to contest any attempt by the insurers to enlarge or expand upon a Phase 1 ruling that is adverse to Congoleum. However, there can be no assurances of the outcome of these matters. Congoleum spent approximately $31.6 million from January 31, 2003 through December 31, 2006 related to this coverage litigation. Amounts necessary to fund further coverage litigation in the future may also be material, and Congoleum may not have the financial resources to provide such funding.

Some additional factors that could cause actual results to differ from Congoleum's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for Congoleum for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under any Congoleum plan of reorganization, which certain insurers have objected to in Bankruptcy Court and are litigating in New Jersey state court, (iii) the costs relating to the execution and implementation of any Congoleum plan of reorganization, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's and Congoleum's outstanding debt instruments, and amendment of those debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under any plan of reorganization, (vi) the response from time to time of the lenders, customers, suppliers, holders of the Senior Notes and their representatives, and other creditors and constituencies of Congoleum and ABI to the Chapter 11 process and related developments arising from Congoleum's strategy to resolve its asbestos liabilities, (vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining sufficient creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by Congoleum and the court overruling any objections to that reorganization plan that may be filed, (ix) developments in, costs associated with and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers, (x) the extent to which Congoleum is able to obtain reimbursement for costs it incurs in connection with the insurance coverage litigation pending in New Jersey state court, (xi) compliance with the Bankruptcy Code, including Section 524(g), and (xii) the possible adoption of another party's plan of reorganization, which may prove to be unfeasible.

In addition, in view of ABI's relationships with Congoleum, ABI will be affected by Congoleum's negotiations regarding, and its pursuit of, a plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on ABI's business, results of operations or financial condition.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for its asbestos liabilities for the foreseeable future. If, however, it were not able to receive such coverage from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position. In addition, certain of the excess liability insurance policies that the Company purchased were underwritten by companies that are now insolvent, which may limit the amount of funds available to pay for any future claims covered by these policies. It is also possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company's insurance policies excluded coverage for asbestos.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Any plan of reorganization for Congoleum will likely result in substantial dilution or even elimination of the interests of Congoleum's equity holders, including the Company.

Congoleum's Tenth Plan, which has been ruled unconfirmable as a matter of law by the Bankruptcy Court, would have resulted in significant dilution of Congoleum's existing equity interests, including the Company's Congoleum equity interests. Congoleum has resumed plan mediation discussions with parties in interest to negotiate a new amended plan. The terms of any new amended plan proposed by Congoleum, or any proposed plan of reorganization proposed for Congoleum by other parties in interest, may provide for even greater dilution of the Congoleum equity interests than was contemplated by the Eleventh Plan, including cancellation of Congoleum's existing Class A and Class B common stock. There can be no assurance as to how Congoleum's existing equity interests, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may ultimately be confirmed by the Bankruptcy Court and consummated.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials. Raw material prices in 2004 and 2005 increased significantly, and supplies of certain materials, particularly vinyl resins, remained tight in the first half of 2006 due to several factors, including the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

The Company and its majority-owned subsidiary Congoleum operate in highly competitive markets and some of their competitors have greater resources, and in order to be successful, the Company and Congoleum must keep pace with and anticipate changing customer preferences.

The market for the Company's and its majority-owned subsidiary Congoleum's products and services is highly competitive. Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, one of Congoleum's major competitors has successfully confirmed a plan of reorganization under Chapter 11 of the Bankruptcy Code. Having shed much of its pre-filing asbestos and other liabilities, that competitor may have a competitive cost advantage over Congoleum. In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

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

The Company and its majority-owned subsidiary Congoleum are subject to the effects of general economic conditions. A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition. Moreover, their businesses are affected by the economic factors that affect their respective industries. The slowdown in the housing industry has resulted in reduced demand for the Company's and Congoleum's products. These conditions could be exacerbated by contraction of the sub-prime mortgage industry.

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

The Company's Tape Division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 22% of the Company's Tape Division's net sales for the year ended December 31, 2006 and 23% of its net sales for the year ended December 31, 2005. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, or financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 67% of Congoleum's net sales for the years ended December 31, 2006 and 2005.

The Company's subsidiary K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M's customers accounted for approximately 54% of its net sales for the year ended December 31, 2006 and 58% of its net sales for the year ended December 31, 2005. The loss of the largest of these customers would have a material adverse effect on K&M's business, results of operations and financial condition and would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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


Item 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2. PROPERTIES

At December 31, 2006, ABI and its subsidiaries owned nine manufacturing plants and a jewelry distribution center (located in Providence, Rhode Island) and leased additional office and warehousing space as follows:

                                                                           Owned          Industry Segment
                                                                            Or               For Which
                   Location                       Square Feet             Leased          Properties Used
---------------------------------------------------------------------------------------------------------------

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

Billerica, MA                                          30,000             Leased         Tape products

Renaix, Belgium                                        84,000              Owned         Tape products

Singapore                                              32,000              Owned         Tape products

Providence, RI                                        103,000              Owned         Jewelry products

New York, NY, Qingdao, China, Orlando, FL and
Bentonville, AK                                        27,200             Leased         Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than mortgages on the owned properties in Renaix, Belgium, and Singapore securing outstanding debt in amounts equal to approximately 15% and 51% of the original cost of the property, respectively, and under the terms of the Company's principal debt agreements, pursuant to which the Company has granted a security interest in the properties in Moorestown, NJ, Lowell, MA and Providence, RI. ABI believes that all of its and its subsidiaries' properties are in good condition and have been well maintained.

It is estimated that during 2006, ABI's and its subsidiaries' plants for the manufacture of floor covering products operated at approximately 71% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 81% of aggregate capacity and the Canadian division operated at approximately 71% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3. LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency as a Potentially Responsible Party ("PRP") within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, as to six sites in five separate states. In addition, ABI has been named a PRP by the State of Maine's Department of Environmental Protection with regard to two sites in Maine. ABI was also notified of potential claims against it on behalf of approximately seventeen (17) families living (or formally resident) in the Town of Wilmington, Massachusetts. See Note 8 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

In accordance with SFAS No. 5, Accounting for Contingencies, ABI has recorded a reserve of approximately $4.2 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,332 pending claims involving approximately 1,918 individuals as of December 31, 2006. These claims relate to products of the Company's former Tile Division, which was previously acquired by Congoleum. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. The Company utilizes an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claims costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, and based upon consultations with third party advisors, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2012 was $10.3 million to $35.3 million as of December 31, 2006. The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $10.3 million in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $9.3 million at December 31, 2006, which has been included in other assets. The estimated amount of insurance that is probable of recovery depends on the liability estimate as well as a number of additional factors, including the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. The recorded liability and related insurance asset do not include any related defense costs, which are typically paid in addition to the indemnity limits under the primary layer insurance policies. Defense costs historically paid by ABI's carriers have been approximately 156% of the related indemnity costs.

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

See Note 8 of the Notes to the Consolidated Financial Statements set forth in
Item 8 of this Annual Report on Form 10-K for additional information about these claims.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code to pay asbestos claims against Congoleum. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006,

Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, Congoleum's controlling shareholder, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, it withdrew its support of the CNA Plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, which reflected minor technical changes to the Tenth Plan agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's rulings on the summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that the Tenth Plan and the CNA Plan are each not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum and other parties in interest resumed plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in
Item 8 of this report.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that its plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the New Jersey state court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers (as further discussed in Note 9 to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K). It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan. Under any outcome, ABI anticipates its equity interest in Congoleum is likely to be substantially diluted or eliminated.

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

Notes 1, 8 and the 9 of Notes to Consolidated Financial Statements set forth in
Item 8 of this Annual Report on Form 10-K, to the extent addressing matters reportable under this Item 3, are incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

American Biltrite Inc.'s Common Stock is traded on the American Stock Exchange (ticker symbol: ABL). At the close of business on March 15, 2007, the closing price of ABI's Common Stock was $9.25 per share and the approximate number of record holders was 285. High and low stock prices for each quarter over the last two years were:

                                  Sale Prices of Common Shares
                                  2006                    2005
                         ------------------------------------------------
Quarter Ended               High         Low        High         Low
-------------------------------------------------------------------------

March 31                    $11.60       $9.08      $12.47      $11.00
June 30                      11.72        9.25       11.17        8.90
September 30                 11.00        9.41       12.35        9.00
December 31                  10.99        8.01       13.09        9.90

The following graph compares the cumulative total stockholder return of American Biltrite Inc.'s Common Stock to the cumulative returns of the American Stock Exchange Market Value Index and a Peer Group Index, which includes companies in Standard Industrial Classification (SIC) code number 3089 - Plastic Products, N.E.C.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                          AMONG AMERICAN BILTRITE INC.,
                      AMEX MARKET INDEX AND SIC CODE INDEX


                      [LINE GRAPH IN THE PRINTED MATERIALS]


                    ASSUMES $100 INVESTED ON JANUARY 1, 2002
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2006

No dividends on the Common Stock were declared during 2006, 2005 or 2004. The Company's debt agreements restrict the ability of the Company to declare and pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries" set forth in Item 7 of this Annual Report on Form 10-K.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2006.

                                                                    Number of
                                                                   Securities
                                   Number of                        Remaining
                                 Securities to     Weighted-      Available for
                                       Be           Average      Future Issuance
                                  Issued Upon      Exercise       Under Equity
                                  Exercise of      Price of       Compensation
                                  Outstanding     Outstanding   Plans (excluding
                                    Options,       Options,        securities
                                  Warrants and   Warrants and     reflected in
        Plan Category                Rights         Rights         Column (a))
-------------------------------   ------------   ------------   ----------------
                                      (a)            (b)              (c)
Equity Compensation Plans
  Approved by Security Holders      454,500        $15.59           78,520

Equity Compensation Plans Not
  Approved by Security Holders       31,500         12.62           18,500
                                  ---------                       --------

Total                               486,000         15.40           97,020(1)
                                  =========                       ========

(1) Includes 78,520 shares of Common Stock available for issuance under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997. In addition to stock options, awards under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock units and other stock awards specified in the Plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards.

On July 1, 1999 the Company established its 1999 Stock Option Plan for Non-Employee Directors (as amended, the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase shares of Common Stock. The maximum number of shares of Common Stock that may be issued pursuant to the 1999 Plan is 50,000 shares. The 1999 Plan was not submitted to stockholders for approval. Under the 1999 Plan, each new non-employee member of the Board who has not previously been a non-employee member of the Board during the term of the 1999 Plan will be granted on the date he or she is elected to the Board during the term of the 1999 Plan an Option to purchase 1,000 shares of Common Stock. In addition, under the 1999 Plan, each non-employee member of the board receives each year on July 1 an Option to purchase 500 shares of Common Stock. The options granted under the 1999 Plan have ten-year terms and fully vest 6 months from the grant date. The exercise price for each Option is 100% of the fair market value on the date of the grant. No Options may be granted under the 1999 Plan on or after July 1, 2009. As of December 31, 2006 an aggregate of 27,500 shares of common stock were issuable upon the exercise of outstanding Options.

Congoleum maintains separate equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   Years Ended December 31
                                             2006            2005            2004            2003            2002
                                          -------------------------------------------------------------------------
                                                              (In thousands, except per share amounts)
Financial Position
  Total assets                            $ 331,672       $ 340,109       $ 355,285       $ 318,933       $ 361,870
  Long-term debt(1)                         111,395         122,414         124,201         124,915         125,271
  Total stockholders' equity                 18,035          18,485          38,072          32,979          47,538

Summary of Operations
  Net sales                               $ 435,537       $ 445,172       $ 433,869       $ 416,569       $ 434,495
  Income (loss) before income
    taxes and other items                       142         (18,294)            808          (9,946)        (11,813)
  (Benefit from) provision for
    income taxes                               (609)         (1,534)         (1,681)         (3,323)          1,248
  Noncontrolling interests                      (47)           (636)           (107)           (174)          6,221
  Income (loss) from
    continuing operations                       704         (17,396)          2,382          (6,797)         (6,840)
  Discontinued operations (2)                   (19)           (237)           (429)         (7,361)         (2,073)
  Cumulative effect of
    accounting change (3)                        --              --              --              --          (7,742)
  Net income (loss)                             685         (17,633)          1,953         (14,158)        (16,655)

Earnings (loss) per share
   Basic                                  $    0.20       $   (5.12)      $    0.57       $   (4.11)      $   (4.84)
   Diluted(4)                                  0.20           (5.12)           0.54           (4.11)          (4.84)
  Cash dividends per common
    share                                        --              --              --          0.1875            0.50
  Number of shares used in computing
   earnings (loss)
   per share:
       Basic                                  3,442           3,442           3,442           3,442           3,442
       Diluted                                3,457           3,442           3,458           3,442           3,442

----------
(1) Long-term debt includes Congoleum's $100,000 8 5/8% Senior Notes due 2008. At December 31, 2006, 2005 and 2004, these notes were classified as a liability subject to compromise as a result of Congoleum's Chapter 11 filing. See Notes 5 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

(2) Historical financial results have been restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(3) Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with the provisions of SFAS 142, the Company recorded a transitional goodwill impairment charge of $7.7 million.

(4) Diluted earnings per share for the year ended December 31, 2004 includes the dilutive effect of Congoleum's stock options during the year. During the years ended December 31, 2006, 2005, 2003, and 2002, Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share.

As described elsewhere in this Annual Report on Form 10-K, Congoleum has commenced a Chapter 11 case for the purpose of resolving its asbestos-related liabilities. It is not known how those proceedings and related matters will impact the Company, including the Company's business, operations and liquidity. A Congoleum plan of reorganization may eliminate the Company's Congoleum equity interests or dilute or reduce those interests to a level where the Company would no longer include Congoleum in its consolidated results. As a result of these uncertainties, the financial data set forth in the above table may not be indicative of the Company's future financial condition or results of operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Biltrite's consolidated financial statements include its majority-owned subsidiary, Congoleum. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust to be formed upon confirmation of the plan under
Section 524(g) of the Bankruptcy Code to pay asbestos claims against Congoleum. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, Congoleum's controlling shareholder, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, the Bondholders' Committee withdrew its support of the CNA Plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed, the Eleventh Plan, which reflected minor technical changes to the Eleventh Plan agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that the Tenth Plan and the CNA Plan are each not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum and other parties in interest resumed plan mediation discussions seeking to resolve the plan confirmation issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any plan proposed will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the New Jersey state court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers (as further discussed elsewhere in this Annual Report on Form 10-K). It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests and the amount and form of any contribution the Company may be required to contribute to the Plan Trust in order to receive the limited channeling injunctive relief that would have been provided to the Company under the Eleventh Plan. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the third quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Under any outcome, ABI anticipates its equity interest in Congoleum is likely to be substantially diluted or eliminated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to any future plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any future plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement with various asbestos personal injury claimants (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a pre-petition trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced an avoidance action seeking to void the security interest granted to the Collateral Trust. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006, and the Avoidance Actions remain pending. Due to, among other things, the on-going Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

ABI estimates that it will spend an additional $500 thousand for legal fees in 2007, which it has accrued, and has also accrued $250 thousand for a contribution to the Plan Trust in connection with Congoleum's reorganization plan. Actual amounts that will be contributed to the Plan Trust by Congoleum and ABI and costs for pursuing and implementing the plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the minimum estimated cost increase. Treatment of Congoleum's existing shareholders, including ABI, under any future plan of reorganization cannot be determined at this time. ABI anticipates that, under any outcome, its equity interest in Congoleum is likely to be substantially diluted or eliminated.

In addition, ABI is also a defendant in a number of asbestos-related lawsuits in addition to those brought against Congoleum. See Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. These matters could have a material adverse impact on the Company's financial position and results of operations.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

                                                    2006                2005                 2004
                                                 ---------           ---------            ---------
                                                              (In thousands of dollars)

Net sales                                        $216,063            $207,256             $204,219
Cost of sales                                     159,009             150,705              147,456
                                                 ---------           ---------            ---------
Gross profit                                       57,054  26.4%       56,551   27.3%       56,763   27.8%
Selling, general & administrative
   expenses                                        55,515  25.7%       50,619   24.4%       54,765   26.8%
                                                 ---------           ---------            ---------
Operating income                                    1,539               5,932                1,998
Interest expense, net                              (2,324)             (2,416)              (3,005)
Other income, net                                   1,068               2,238                1,440
                                                 ---------           ---------            ---------
Income before taxes and other items                   283               5,754                  433
Provision for income taxes                            235               1,041                  864
Noncontrolling interests                              (47)               (636)                (107)
                                                 ---------           ---------            ---------
Income (loss) from continuing
   operations                                    $      1            $  4,077             $   (538)
                                                 =========           =========            =========

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 were $216.1 million, an increase of $8.8 million or 4.2% from sales of $207.3 million in 2005. Tape segment sales increased $6.9 million or 7.1% due to selling price increases for most product lines and improved sales volume, mainly in the automotive category. Canadian segment sales increased $5.0 million or 10.3% on increased sales of flooring products coupled with the result of foreign currency translation. Jewelry segment sales declined $3.0 million or 4.9% due to a decline in sales in the department store channel, where industry consolidation reduced the number of stores buying K&M's products. This decline in K&M sales was partially offset by improvements in K&M sales to specialty retailers and a full year of sales of Jay Jewelry, a business K&M acquired in October 2005.

Gross profit was 26.4% of net sales in 2006 compared to 27.3% in 2005. Tape segment gross margins declined by 2.6 percentage points of net sales primarily due to $1.2 million in costs incurred for a product recall necessitated by defective material from a supplier. Increased costs for raw materials and energy, which exceeded what was recovered through increased selling prices, also contributed to the decline in margin percentage. Canadian division gross margins improved by 0.9 percentage points of net sales due to a more profitable sales mix within the flooring category, a greater proportion of flooring versus industrial sales, and higher sales volume. Jewelry segment margins improved by
1.4 percentage points of net sales as a result of a more profitable customer mix. The decline in jewelry sales, which is the highest margin segment as a percent of total sales, also contributed to the decline in consolidated margin.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2006 and 2005 would have been 26.0% and 26.9%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2006 were $55.5 million, up from $50.6 million in 2005. During 2005, ABI entered into a settlement agreement with one of its insurance carriers. The settlement resolved disputes regarding the carrier's coverage obligations for environmental liability defense and indemnity costs at certain sites where ABI, as a result of activities conducted many years ago, is alleged to have damaged property. As a result of this settlement, ABI received $2.9 million in cash, which reduced selling, general and administrative expenses and accounted for the majority of the increase from 2005 to 2006. Expenses for legal and professional fees, selling costs, wages and benefits also increased from 2005 to 2006.

Net interest expense decreased from $2.4 million in 2005 to $2.3 million in 2006 due to slightly lower borrowings and the benefit of interest earned on the note received by AB Canada from the buyer of the former Janus real estate as part of the consideration paid by the buyer for that property.

Other income decreased from $2.2 million in 2005 to $1.1 million in 2006 as a result of income from the sale of a warehouse in 2005 for $2.3 million. The impact of the warehouse sale on the Company's net income after taxes and non-controlling interest was $887 thousand, or $0.26 per share. The Company also incurred $860 thousand in other expense in 2006 for prepayment costs in connection with refinancing a note and received $642 thousand in other income in connection with certain rubber chemicals antitrust settlements.

The effective tax rate in 2006 of 83% is due primarily to the effect of combining various segments with differing statutory rates applied to pretax losses in certain locations and pretax income in other locations. Future effective tax rates are expected to be closer to statutory rates, but could fluctuate widely depending on the actual and relative results of individual segments, as well as other factors.

Income from continuing operations was $1 thousand in 2006, compared with $4.1 million in 2005. As discussed above, the decrease was largely due to the sale of the warehouse and insurance settlement in 2005. The Company had a net loss of $18 thousand in 2006 compared with net income of $3.8 million in 2005.

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

Gross profit was 27.3% of net sales in 2005 compared to 27.8% in 2004. Gross margins in the Tape segment improved 1.4 points as a percentage of net sales due to higher selling prices and increased volume, which mitigated increases in raw material costs and other expenses. Canadian segment gross margins were level with the prior year as margin increases in flooring products were offset by lower margins on industrial sales. Margins in the jewelry business declined 2.3 points as a percentage of net sales due to the effect of markdowns and higher product costs which could not be recovered in pricing. The decline in jewelry sales, which is the highest margin segment as a percent of total sales, also contributed to the overall margin decline.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2005 and 2004 would have been 26.9% and 27.2%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2005 were $50.6 million, down from $54.8 million in 2004. During 2005, ABI entered into a settlement agreement with one of its insurance carriers. The settlement resolved disputes regarding the carrier's coverage obligations for environmental liability defense and indemnity costs at certain sites where ABI, as a result of activities conducted many years ago, is alleged to have damaged property. As a result of this settlement, ABI received $2.9 million in cash, which reduced selling, general and administrative expenses and accounted for the majority of the decrease from 2004 to 2005. Also contributing to the decrease was a significant decline in professional fees in connection with the Congoleum reorganization and modification of the Company's debt agreements. Selling, general and administrative expenses increased $0.7 million, primarily due to increased freight costs and inflation on salaries and benefits, offset by expense reduction initiatives. As a percentage of sales, selling, general and administrative expenses declined from 26.8% of net sales in 2004 to 24.4% of net sales in 2005.

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

Congoleum

                                                  2006                2005               2004
                                                ---------           ---------         ---------
                                                             (In thousands of dollars)

Net sales                                       $219,474            $237,626          $229,493
Cost of sales                                    169,023             183,734           167,844
                                                ---------           ---------         ---------
Gross profit                                      50,451   23.0%      53,892   22.7%    61,649   26.9%
Selling, general & administrative
   expenses                                       41,172   18.8%      43,503   18.3%    47,925   20.9%
Asbestos-related reorganization
   expenses                                           --              25,326             5,000
                                                ---------           ---------         ---------
Operating income (loss)                            9,279             (14,937)            8,724
Interest expense, net                            (10,872)             (9,973)           (9,332)
Other income, net                                  1,428                 760             1,011
                                                ---------           ---------         ---------
(Loss) income before taxes                          (165)            (24,150)              403
Benefit from income taxes                           (844)             (2,575)           (2,545)
                                                ---------           ---------         ---------

Net income (loss)                               $    679            $(21,575)         $  2,948
                                                =========           =========         =========

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 totaled $219.5 million as compared to $237.6 million for the year ended December 31, 2005, a decrease of $18.1 million or 7.6%. The decrease in sales resulted primarily from volume declines in residential sheet sales to both the remodel and builder segments primarily in the fourth quarter of 2006, and lower sales to the manufactured housing industry reflecting reduced demand versus that experienced in 2005 as a result of hurricane related business. This was partially mitigated by the impact of selling price increases instituted in late 2005 and in 2006 (4.3% of net sales).

Gross profit for the year ended December 31, 2006 totaled $50.5 million, or 23.0% of net sales compared to $53.9 million or 22.7% of net sales. The decline in gross margin dollars was due to lower volume. The increase in gross margin percent as a percent of net sales reflected the impact of selling price increases partially offset by continued increases in raw material costs which increased costs by 1.2% of net sales, a less favorable product mix which reduced gross margins by 1.2% of net sales, and the negative impact of lower production volumes over which to spread fixed manufacturing overhead costs (1.0% of net sales).

Selling, general and administrative expenses were $41.2 million for the year ended December 31, 2006 as compared to $43.5 million for the year ended December 31, 2005, a decrease of $2.3 million. As a percent of net sales, selling, general and administrative expenses were 18.8% for the year ended December 31, 2006 as compared to 18.3% for the same period in the prior year. The reduction in selling, general and administrative expenses reflected the impact of lower unit sales volume on freight, merchandising and other incentive programs ($3.0 million) offset by higher medical, pension and retiree benefits ($0.7 million).

There were no asbestos-related charges in 2006, compared to $25.3 million in 2005.

Income from operations was $9.3 million for the year ended December 31, 2006 compared to a loss of $14.9 million for the same period in the prior year, an increase of $24.2 million. This increase in operating income reflects the charges for asbestos related claims taken in 2005, coupled with reductions in operating expenses, partially offset by lower gross margins.

Interest income was $0.5 million, which was $0.1 million higher than the prior year reflecting higher interest rates. Interest expense increased from $10.4 million in 2005 to $11.4 million in 2006, primarily reflecting the interest accrued on the unpaid interest on its Senior Notes. Due to the Chapter 11 proceedings, Congoleum was precluded from making the interest payments due February 1, 2004, August 1, 2004, February 1, 2005, August 1, 2005, February 1, 2006 and August 1, 2006 on the Senior Notes.

In August 2006, an explosion caused extensive damage to components of a major production line at Congoleum's Marcus Hook facility. By implementing a seven-day operation on its other production line and purchasing base material from a competitor, Congoleum was able to meet substantially all production requirements. Congoleum's insurance carrier paid substantially all excess costs (beyond a deductible) for replacing the damaged equipment and expenses to replace production capacity. Fabrication and installation of replacement equipment was completed by December 31, 2006. The line was operational by January 2007. The cost to replace equipment and excess expenses incurred to meet production requirements totaled $10.1 million which was reimbursed to Congoleum by the insurer. Congoleum recognized a $1.3 million gain to recognize the difference between insurance proceeds for the replacement of fixed assets and their respective book value, which is reported in other income.

Congoleum recorded a tax benefit of $0.8 million on a loss before income taxes of $0.2 million in 2006, resulting in net income after tax of $0.7 million. This benefit arose from Congoleum entering into a closing agreement with the Internal Revenue Service in December 2006, with respect to tax returns for years 2000 to 2003, resulting in reversing previously established reserves for the years under audit. Congoleum recorded a tax benefit of $2.6 million on a loss before taxes of $24.2 million in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales for the year ended December 31, 2005 totaled $237.6 million as compared to $229.5 million for the year ended December 31, 2004, an increase of $8.1 million or 3.5%. The increase in sales resulted primarily from the impact of selling price increases instituted in late 2004 and during 2005 (7% of net sales), and higher shipments to the manufactured housing industry reflecting post-hurricane demand for both manufactured housing and RV homes. This was partially offset by a sales decrease of do-it-yourself tile reflecting the loss of a major mass merchandiser customer coupled with decreased demand for residential sheet products.

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

Selling, general and administrative expenses were $43.5 million for the year ended December 31, 2005 as compared to $47.9 million for the year ended December 31, 2004, a decrease of $4.4 million. As a percent of net sales, selling, general and administrative expenses were 18.3% and 20.9% for the years ended December 2005 and 2004, respectively. Selling, general and administrative expenses were down $4.4 million (2.9% of net sales) reflecting cost savings initiatives instituted in late 2005, including workforce reductions and related benefits ($1.0 million), and the impact of lower unit sales volume on freight and other incentive programs ($3.0 million).

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

Congoleum recorded a tax benefit of $2.6 million on a loss before income taxes of $24.2 million in 2005, and it also recorded a tax benefit of $2.5 million on income before taxes of $0.4 million in 2004. This related primarily to anticipated tax benefits associated with certain prior year expenditures for resolving asbestos-related liabilities, which Congoleum carried back but were not previously recognized.


Liquidity and Capital Resources - ABI and Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased by $2.1 million to $2.6 million at December 31, 2006 as compared to December 31, 2005. Working capital at December 31, 2006 was $29.6 million, compared with $19.9 million at December 31, 2005. This change is due primarily to the refinancing in September 2006 of certain borrowings classified as current liabilities at the end of 2005 with longer term credit arrangements. The ratio of current assets to current liabilities at December 31, 2006 was 1.62 compared to 1.33 at December 31, 2005, consistent with the increased amount of working capital at December 31, 2006.

Capital expenditures for 2006 were $1.8 million compared to $2.6 million for 2005. During the second quarter of 2006, the Company completed the sale of a building and land owned by the Company's former subsidiary, Janus Flooring, a discontinued operation, for $5.0 million Canadian dollars. The Company received net cash proceeds of $800 thousand (Canadian), which was used to reduce borrowings, and a note for $4.0 million (Canadian). Payment of the note is due upon obtaining an environmental certification on the land sold, which is expected to be completed during 2007 at an expected cost to the Company or its subsidiary of $200 thousand (Canadian) or less.

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

American Biltrite Inc.'s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.'s subsidiary AB Canada and (ii) a $10.0 million Term Loan. The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

In September 2006, American Biltrite Inc. entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which is included in other expense.

The amount of borrowings available from time to time for American Biltrite Inc. and K&M under the Revolver may not exceed the lesser of (a) $30.0 million less the then outstanding amount of borrowings by AB Canada under the Canadian Revolver less any outstanding borrowings under the domestic letter of credit facility and (b) the applicable borrowing base. The formula used for determining the domestic borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Term Loan.

The amount of borrowings available from time to time for AB Canada under the Canadian Revolver is limited to the lesser of (a) $12 million less any outstanding borrowings under the Canadian letter of credit facility, (b) AB Canada's borrowing base amount, which is based upon AB Canada's accounts receivable, inventory and fixed assets, and (c) $30.0 million less the amount of domestic borrowings outstanding under the Revolver on behalf of the Company and K&M. AB Canada may borrow amounts under the Canadian Revolver in United States or Canadian dollar denominations; however, solely for purposes of determining amounts outstanding and borrowing availability under the Revolver, all Canadian dollar denominated amounts will be converted into United States dollars in the manner provided in the Credit Agreement.

Interest is payable quarterly on the Term Loan and Revolver borrowings by American Biltrite Inc. and K&M under the Credit Agreement at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, (b) if a fixed rate is in effect, at a rate between the fixed rate plus 1.0% to a fixed rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (c) for loans not based on a LIBOR or fixed rate, the higher of (i) BofA's applicable prime rate and (ii) 0.50% plus the federal funds rate, as determined under the Credit Agreement. Under the Credit Agreement, American Biltrite Inc. and K&M may generally determine whether interest on domestic revolving loans will be calculated based on a LIBOR based rate, and if BofA elects to make a fixed rate option available, whether interest on revolving loans will be calculated based on a fixed rate.

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

The Term Loan principal is payable in 20 quarterly installments of $500 thousand beginning December 31, 2006 and ending on September 30, 2011. All indebtedness under the Credit Agreement, other than the Term Loan, is due on September 30, 2009.

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after September 30, 2006, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

Pursuant to the Credit Agreement, the Company and certain of its subsidiaries previously granted BofA and the Canadian Lender a security interest in most of the Company's and its subsidiaries' assets. The security interest granted does not include shares of capital stock Congoleum or the assets of Congoleum. In addition, pursuant to the Credit Agreement, certain of the Company's subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Agreement.

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

Under the terms of the Congoleum's Eleventh Plan, ABI would have contributed $250 thousand in cash to the Plan Trust on the effective date of the plan. In addition, ABI would have agreed to forego certain rights it has to receive indemnification payments from Congoleum for asbestos claims pursuant to a joint venture agreement that ABI and Congoleum are party to. ABI would also have received certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos personal injury claims that derive from claims made against Congoleum, which claims were expected to have been channeled to the Plan Trust. However, the Eleventh Plan did not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. The Bankruptcy Court has ruled that Congoleum's Eleventh Plan is not confirmable as a matter of law and that ABI's contribution of $250 thousand is not sufficient to entitle it to relief under Section 524(g)(4) of the Bankruptcy Code. It is not yet known what terms will be negotiated in any future amended plan of reorganization for Congoleum, what contribution might be sought from ABI under the terms of such plan, what benefits ABI might receive, and what action ABI might take in response to any proposed terms.

It is also not known how any future amended plan of reorganization for Congoleum will treat the interests of creditors and shareholders of Congoleum, including ABI. Under the terms of the Eleventh Plan, ABI's equity interest in Congoleum would have been significantly reduced, and any future amended plan could further reduce or wholly eliminate ABI's Congoleum equity interests. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI's liquidity, it could have a material adverse impact on Congoleum's business, operations and financial condition, and directly or indirectly, a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI's business, operations and financial condition.

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

The following table summarizes the Company's obligations at December 31, 2006 for future principal payments and related interest on its long-term debt, future minimum rental payments on its non-cancelable operating leases, future estimated contributions to pension plans, and future minimum royalty and advertising payments for licensed brand names on K&M products.

                             Payments due by Period
                                 (In thousands)

                                                                       2012 and
                   Total    2007    2008     2009     2010     2011   Thereafter
                  --------------------------------------------------------------

Long-term debt    $11,395  $2,424  $2,352   $2,089  $2,093   $1,597     $  840
Interest (1)        2,260     769     589      421     257       94        130
Operating leases    5,803   1,985   1,656    1,153     500      197        312
Pension plan
  funding (2)       4,525     725     300      600     825      725      1,350
Royalty &
  advertising
  commitments       5,202   1,687   1,775    1,740      --       --         --
                  --------------------------------------------------------------

                  $29,185  $7,590  $6,672   $6,003  $3,675   $2,613     $2,632
                  ==============================================================

(1) For debt with variable interest rates, future interest payments are based on rates and spreads as of December 31, 2006.
(2) The projected pension plans funding was actuarially determined using the following assumptions: i) the funding provisions of the Pension Protection Act of 2006 becomes effective in 2008, ii) assets and liabilities were projected using generally accepted actuarial methods, and there are no gains or losses for 2007 and later, iii) the discount rates used to value the liabilities is the same as that used to value IRS Current Liability and is assumed to remain unchanged after 2007. The total for "2012 and Thereafter" includes projected contributions for the years 2012 through 2014. Contributions can be assumed to increase with inflation after 2014.

Liquidity and Capital Resources - Congoleum

The Consolidated Financial Statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes 1 and 9 of the Notes to the Consolidated Financial Statements set forth in Item 8 of his Annual Report on Form 10-K for a discussion on Congoleum's bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During 2006, Congoleum paid $18.7 million in fees and expenses (net of recoveries) related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at December 31, 2006 Congoleum had incurred but not paid approximately $9 million in additional fees and expenses for services rendered through that date.

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($21.8 million at December 31, 2006). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of a plan of reorganization.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at December 31, 2006 is approximately $33.2 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing.

In March 2004, the Bankruptcy Court approved the retention of Gilbert, Heintz & Randolph LLP ("GHR") as special insurance counsel to Congoleum. An insurance company appealed the retention order. In October 2005, the Court of Appeals for the Third Circuit issued an opinion disqualifying GHR from serving as counsel to Congoleum. In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum. The amount of the disgorgement is approximately $9.6 million. In October 2006, Congoleum and GHR entered into a settlement agreement (the "GHR Settlement") under which GHR would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. The payment would be made secured by assets of GHR and would be made over time according to a formula based on GHR's earnings. Congoleum has filed a motion seeking Bankruptcy Court approval of the GHR Settlement which is pending. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2006, were $18.6 million, a decrease of $5.9 million from December 31, 2005. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $3.6 million and $2.7 million at December 31, 2006 and December 31, 2005, respectively, are recorded as restricted cash. Additionally, $6.1 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the lien of the Collateral Trust, is included as restricted cash at December 31, 2006. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust. Working capital was $11.5 million at December 31, 2006, up from $11.3 million one year earlier. The ratio of current assets to current liabilities at December 31, 2006 was 1.1 to 1.0, the same ratio at December 31, 2005. Net cash used by operations during the year ended December 31, 2006 was $8.2 million, as compared to net cash provided by operations of $1.6 million in 2005.

Capital expenditures in 2006 totaled $4.6 million, which includes $1.6 million reimbursed by Congoleum's property insurer for replacement of a damaged production line. Congoleum is currently planning capital expenditures of approximately $5 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on (i) the earlier of June 30, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at December 31, 2006. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2006, based on the level of receivables and inventory, $18.4 million was available under the facility, of which $5.1 million was utilized for outstanding letters of credit and $12.7 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof), together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of its plan of reorganization. Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2007. Congoleum's ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

The following table summarizes Congoleum's contractual obligations, for future minimum rental payments on its non-cancelable operating leases and future minimum pension plans and other post-employment benefits ("OPEB") funding. The timing and amount of any future payments of principal and interest on long term debt, and any contributions to any Plan Trust, will depend on the terms of any future amended plan of reorganization, so these payments are not shown in the following table.

                             Payments due by Period
                                 (In thousands)

                                                                       2012 and
                  Total     2007     2008     2009     2010     2011  Thereafter
                 ---------------------------------------------------------------
Operating leases $ 9,301   $2,710   $2,465   $2,287   $1,839   $   --   $   --
Pension plans
 funding(1)       22,180    6,700    3,900    3,225    3,025    2,625    2,705
OPEB funding(2)    7,831      517      606      661      719      794    4,534
                 ---------------------------------------------------------------

                 $39,312   $9,927   $6,971   $6,173   $5,583   $3,419   $7,239
                 ===============================================================

(1) The projected pension plans funding was actuarially determined using the following assumptions: i) the funding provisions of the Pension Protection Act of 2006 becomes effective in 2008, ii) assets and liabilities were projected using generally accepted actuarial methods and there are no gains or losses for 2007 and later, and iii) the discount rate used to value the liabilities is the same as that used to value IRS Current Liability and is assumed to remain unchanged after 2007. The total for "2012 and Thereafter" include projected contributions for the years 2012 through 2014 for one of Congoleum's pension plans and through 2017 for two of Congoleum's pension plans. Contributions can be assumed to increase with inflation after 2014 and 2017, respectively.
(2) Congoleum's other post employment benefit plan is an unfunded plan. Funding requirements each year are assumed to approximate the expenses for each year (see Note 7 of Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.)

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

Certain legal and administrative claims are pending or have been asserted against ABI. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Notes 1, 8 and 9 of Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.)

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Asbestos Liabilities - As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products. ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a six year horizon. Accordingly, the Company's estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next six years. A change in assumptions could have a material effect on the Company's estimated liability. For example, it is estimated that a 1% decrease in the Company's dismissal rate would result in a 26% increase in liability assuming all other variables remained constant.

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

Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2006, Congoleum paid $18.7 million in fees and expenses (net of recoveries) related to its reorganization case under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies. Pursuant to terms of the Eighth Plan and related documents, Congoleum was entitled to reimbursement for certain expenses it incurs for claims processing costs and expenses in connection with pursuit of insurance coverage. At December 31, 2006, Congoleum had $21.8 million recorded as a receivable for such reimbursements. Under the Eleventh Plan, Congoleum would be entitled to reimbursement of only the $1.3 million in claims processing costs and would not collect the balance of these receivables ($20.5 million at December 31, 2006). Disposition of these balances, including their write-off or any other applicable charges or credits pursuant to any new amended plan of reorganization are expected to be recorded at a future date, the net effect of which cannot be determined at this time. There can be no assurances that any reimbursements will be received. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur or be required to make in connection with obtaining confirmation of a plan of reorganization.

Congoleum expects that insurance will provide the substantial majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself. Congoleum does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

In light of its bankruptcy filing, Congoleum believes the most meaningful measure of its probable loss due to asbestos litigation is the amount it will have to contribute to the Plan Trust plus the costs to effect the reorganization. Congoleum is not yet able to determine the additional costs that may be required to affect a new amended plan and actual amounts that will be contributed to the Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than recorded amounts and previous estimates.

Congoleum will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to Congoleum's earnings in future periods.

Consolidation of Congoleum - The Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum. The Company expects to continue to control Congoleum while it is in bankruptcy. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses. ABI's reported consolidated financial condition, operating results and cash flows consolidated results would be materially different if they did not include Congoleum. The Company anticipates its equity interest in Congoleum will be substantially reduced at a minimum in connection with effectiveness of any future Congoleum plan of reorganization, at which time it may no longer be appropriate to include Congoleum in the Company's consolidated financial statements.

Environmental Contingencies - As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third party sites and Company owned sites. The Company accrues for its estimate of future remediation activities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities are determined to be reimbursable by insurance coverage or payment from third parties, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery. A receivable reserve is recorded when recoveries are disputed or are not highly probable. These estimates are based on certain assumptions such as the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods. The Company closely monitors existing and potential environmental matters to minimize costs.

Valuation of Deferred Tax Assets - The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of SFAS 109. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. It is possible that the facts underlying these assumptions may not materialize as anticipated in future periods, which may require the Company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. In 2006, the Company assumed that the expected long-term rate of return on plan assets will be 7.0% - 7.5%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2006, the Company determined this rate to be 6.0%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at December 31, 2006, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding long-term debt as of December 31, 2006 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates, or the rate of interest on long-term debt has been fixed through interest rate swap agreements. During 2006, in connection with its debt refinancing, the Company entered into two interest rate swap agreements to manage the Company's exposure to fluctuations in interest rates on its term loan and portions of its revolver borrowings. These derivative instruments are recorded at fair value on the consolidated balance sheet.

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

Under their current policies, other than the interest rate swap agreements, neither the Company nor Congoleum use derivative financial instruments, derivative commodity instruments or other financial instruments to manage their exposure to changes in foreign currency exchange rates, commodity prices or equity prices and does not hold any instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     American Biltrite Inc. and Subsidiaries

         Consolidated Balance Sheets with Consolidating Details - Assets
                            (In thousands of dollars)

                                                 December 31          Eliminations           Congoleum        American Biltrite
                                              2006       2005       2006       2005       2006       2005      2006       2005
                                            --------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                  $ 21,180  $ 29,184                        $ 18,591   $ 24,511    $ 2,589   $  4,673
  Restricted cash                               9,656    11,644                           9,656     11,644
  Accounts and notes receivable, less
    allowances for doubtful accounts and
    discounts of $3,070 in 2006 and
    $2,820 in 2005                             40,791    41,742     $(226)     $(455)    17,598     17,092     23,419     25,105
  Inventories                                  80,471    77,127      (143)      (166)    34,220     34,607     46,394     42,686
  Assets of discontinued operations                --     3,142                                                    --      3,142
  Deferred income taxes                         1,818     1,301                                                 1,818      1,301
  Prepaid expenses & other current assets      28,406    24,062                          25,610     20,139      2,796      3,923
                                            --------------------------------------------------------------------------------------
   Total current assets                       182,322   188,202      (369)      (621)   105,675    107,993     77,016     80,830

Property, plant & equipment, net              106,380   115,336                          67,757     73,207     38,623     42,129

Other assets:
  Insurance for asbestos-related
    liabilities                                 9,320     8,950                                                 9,320      8,950
  Goodwill, net                                11,475    11,726                                                11,475     11,726
  Other assets                                 22,175    15,895      (135)      (147)    10,770      9,412     11,540      6,630
                                            --------------------------------------------------------------------------------------
                                               42,970    36,571      (135)      (147)    10,770      9,412     32,335     27,306
                                            --------------------------------------------------------------------------------------

Total assets                                 $331,672  $340,109     $(504)     $(768)  $184,202   $190,612   $147,974   $150,265
                                            ======================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

            Consolidated Balance Sheets with Consolidating Details -
                      Liabilities and Stockholders' Equity
               (In thousands of dollars, except per share amounts)

                                                  December 31           Eliminations           Congoleum         American Biltrite
                                                2006       2005       2006       2005       2006       2005       2006       2005
                                             ---------------------------------------------------------------------------------------
Liabilities
Current liabilities:
  Accounts payable                            $ 21,769   $ 22,144   $  (226)  $   (455)  $ 10,654   $ 12,245   $ 11,341   $ 10,354
  Accrued expenses                              37,411     42,976                          22,301     22,703     15,110     20,273
  Asbestos-related liabilities                  13,950     28,369                          13,950     28,369
  Liabilities of discontinued operations             -        200                                                    --        200
  Notes payable                                 31,284     19,062                          12,715      9,404     18,569      9,658
  Current portion of long-term debt              2,424     20,451                                                 2,424     20,451
  Liabilities subject to compromise             34,602     23,990                          34,602     23,990
                                             ---------------------------------------------------------------------------------------
    Total current liabilities                  141,440    157,192      (226)      (455)    94,222     96,711     47,444     60,936

Long-term debt, less current portion             8,971      1,963                                                 8,971      1,963
Asbestos-related liabilities                    10,300      9,500                                                10,300      9,500
Other liabilities                               15,441     12,890                                                15,441     12,890
Noncontrolling interests                         1,087      1,365                                                 1,087      1,365
Liabilities subject to compromise              136,398    138,714      (135)      (147)   136,533    138,861
                                             ---------------------------------------------------------------------------------------
Total liabilities                              313,637    321,624      (361)      (602)   230,755    235,572     83,243     86,654

Stockholders' equity
  Common stock, par value $.01, authorized
    15,000,000 shares, issued 4,607,902
    shares                                          46         46       (93)       (93)        93         93         46         46
  Additional paid-in capital                    19,591     19,570   (49,349)   (49,126)    49,349     49,126     19,591     19,570
  Retained earnings                             32,821     31,913    35,376     35,129    (64,726)   (65,405)    62,171     62,189
  Accumulated other comprehensive loss         (19,291)   (17,912)    6,110      6,111    (23,456)   (20,961)    (1,945)    (3,062)
  Less cost of 1,166,351 shares of common
    stock in treasury                          (15,132)   (15,132)    7,813      7,813     (7,813)    (7,813)   (15,132)   (15,132)
                                             ---------------------------------------------------------------------------------------
  Total stockholders' equity                    18,035     18,485      (143)      (166)   (46,553)   (44,960)    64,731     63,611
                                             ---------------------------------------------------------------------------------------

Total liabilities and stockholders' equity    $331,672   $340,109   $  (504)  $   (768)  $184,202   $190,612   $147,974   $150,265
                                             =======================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

        Consolidated Statements of Operations with Consolidating Details
               (In thousands of dollars, except per share amounts)

                                                           Years Ended December 31             Eliminations
                                                         2006        2005       2004     2006      2005     2004
                                                      --------------------------------------------------------------

Net sales                                              $435,537    $445,172   $433,869    $  --    $ 290    $  157

Cost of products sold                                   327,585     334,324    315,270     (447)    (115)      (30)
Selling, general & administrative expenses               96,687      94,122    101,790       --       --      (900)
Asbestos-related reorganization charges                      --      25,326      5,000
                                                      --------------------------------------------------------------
Income (loss) from operations                            11,265      (8,600)    11,809      447      405     1,087
Other income (expense)
   Interest income                                          869         639        128
   Interest expense                                     (14,065)    (13,028)   (12,465)
   Other income                                           2,073       2,695      1,336     (423)    (303)   (1,115)
                                                      --------------------------------------------------------------
                                                        (11,123)     (9,694)   (11,001)    (423)    (303)   (1,115)
                                                      --------------------------------------------------------------
Income (loss) before taxes and other items                  142     (18,294)       808       24      102       (28)
(Benefit from) provision for income taxes                  (609)     (1,534)    (1,681)
Noncontrolling interests                                    (47)       (636)      (107)
                                                      --------------------------------------------------------------
Net income (loss) from continuing operations                704     (17,396)     2,382       24      102       (28)
Discontinued operations                                     (19)       (237)      (429)
                                                      --------------------------------------------------------------

Net income (loss)                                      $    685    $(17,633)  $  1,953    $  24    $ 102    $  (28)
                                                      ==============================================================

                                                                 Congoleum                      American Biltrite
                                                        2006        2005       2004        2006        2005       2004
                                                      -------------------------------------------------------------------

Net sales                                              $219,474   $237,626    $229,493    $216,063   $207,256   $204,219

Cost of products sold                                   169,023    183,734     167,844     159,009    150,705    147,456
Selling, general & administrative expenses               41,172     43,503      47,925      55,515     50,619     54,765
Asbestos-related reorganization charges                      --     25,326       5,000
                                                      -------------------------------------------------------------------
Income (loss) from operations                             9,279    (14,937)      8,724       1,539      5,932      1,998
Other income (expense)
   Interest income                                          515        438         114         354        201         14
   Interest expense                                     (11,387)   (10,411)     (9,446)     (2,678)    (2,617)    (3,019)
   Other income                                           1,428        760       1,011       1,068      2,238      1,440
                                                      -------------------------------------------------------------------
                                                         (9,444)    (9,213)     (8,321)     (1,256)      (178)    (1,565)
                                                      -------------------------------------------------------------------
Income (loss) before taxes and other items                 (165)   (24,150)        403         283      5,754        433
(Benefit from) provision for income taxes                  (844)    (2,575)     (2,545)        235      1,041        864
Noncontrolling interests                                                                       (47)      (636)      (107)
                                                      -------------------------------------------------------------------
Net income (loss) from continuing operations                679    (21,575)      2,948           1      4,077       (538)
Discontinued operations                                                                        (19)      (237)      (429)
                                                      -------------------------------------------------------------------

Net income (loss)                                      $    679   $(21,575)   $  2,948    $    (18)  $  3,840   $   (967)
                                                      ===================================================================

                                                        Basic                                Diluted
                                            2006        2005        2004          2006        2005        2004
                                          -------------------------------       -------------------------------
Net income (loss) per common share        $ 0.20      $(5.05)      $ 0.69       $ 0.20      $(5.05)      $ 0.66
   from continuing  operations
Discontinued operations                       --       (0.07)       (0.12)          --       (0.07)       (0.12)
                                          -------------------------------       -------------------------------

Net income (loss) per common share        $ 0.20      $(5.12)      $ 0.57       $ 0.20      $(5.12)      $ 0.54
                                          ===============================       ===============================
Weighted average number of common
   and equivalent shares outstanding       3,442       3,442        3,442        3,457       3,442        3,458
                                          ===============================       ===============================




See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

       Consolidated Statements of Cash Flows with Consolidating Details -
                              Operating Activities
                            (In thousands of dollars)

                                                     Years Ended December 31              Eliminations
                                                   2006       2005        2004        2006    2005       2004
                                                ---------------------------------------------------------------

Operating activities
   Net income (loss)                             $    685   $(17,633)   $  1,953     $  24    $ 102     $ (28)
   Net loss from discontinued operations               19        237         429
                                                ---------------------------------------------------------------
     Net income (loss) from continuing                704    (17,396)      2,382        24      102       (28)
       operations
   Adjustments to reconcile net income (loss)
     to net cash (used) provided by operating
     activities:
     Depreciation and amortization                 16,245     16,468      17,539
     Provision for doubtful accounts and
       discounts                                    3,627      2,922       2,631
     Deferred income taxes                         (2,856)      (588)        457
     Asbestos-related charge                           --     25,326       5,000
     Gain on sale of property                          --     (2,303)         --
     Gain on replacement of property               (1,266)        --          --
     Charge for early extinguishment of debt          860         --          --
     Stock compensation charge                        244         --          --
     Change in operating assets and
       liabilities:
       Accounts and notes receivable               (2,617)    (1,091)    (11,146)     (376)    (434)     (756)
       Inventories                                 (3,038)      (599)      6,620       (24)    (102)       28
       Prepaid expenses & other current
         assets                                       843     (5,368)      4,733
       Accounts payable and accrued
         expenses                                   1,727      8,793      25,528       376      434       756
       Asbestos-related liabilities               (22,373)   (27,220)    (10,754)
       Asbestos-related reimbursement from
         insurance settlement                       3,684      6,091           -
       Noncontrolling interests                      (278)       742         107
       Other                                       (1,156)    (2,299)     (3,046)
                                                ---------------------------------------------------------------
Net cash (used) provided by operating              (5,650)     3,478      40,051        --       --        --
   activities of continuing operations
Net cash used by operating activities of
   discontinued operations                           (180)      (289)     (1,002)
                                                ---------------------------------------------------------------
Net cash (used) provided by operating
   activities                                    $ (5,830)  $  3,189    $ 39,049     $  --    $  --     $  --
                                                ===============================================================

                                                             Congoleum                      American Biltrite
                                                   2006        2005      2004        2006        2005       2004
                                                ------------------------------------------------------------------

Operating activities
   Net income (loss)                             $   679    $(21,575)  $  2,948    $   (18)    $ 3,840    $  (967)
   Net loss from discontinued operations                                                19         237        429
                                                ------------------------------------------------------------------
     Net income (loss) from continuing               679     (21,575)     2,948          1       4,077       (538)
       operations
   Adjustments to reconcile net income (loss)
     to net cash (used) provided by operating
     activities:
     Depreciation and amortization                10,478      11,002     11,428      5,767       5,466      6,111
     Provision for doubtful accounts and
       discounts                                                                     3,627       2,922      2,631
     Deferred income taxes                                                          (2,856)       (588)       457
     Asbestos-related charge                          --      25,326      5,000
     Gain on sale of property                                                           --      (2,303)        --
     Gain on replacement of property              (1,266)         --         --
     Charge for early extinguishment of debt                                           860          --         --
     Stock compensation charge                       223          --         --         21          --         --
     Change in operating assets and
       liabilities:
       Accounts and notes receivable                (506)        529     (4,061)    (1,735)     (1,186)    (6,329)
       Inventories                                   387       5,016      5,372     (3,401)     (5,513)     1,220
       Prepaid expenses & other current
         assets                                     (347)     (3,160)     2,340      1,190      (2,208)     2,393
       Accounts payable and accrued
         expenses                                  5,662       7,866     21,894     (4,311)        493      2,878
       Asbestos-related liabilities              (22,373)    (27,220)   (10,754)
       Asbestos-related reimbursement from
         insurance settlement                      3,684       6,091         --
       Noncontrolling interests                                                       (278)        742        107
       Other                                      (4,784)     (2,315)    (3,102)     3,628          16         56
                                                ------------------------------------------------------------------
Net cash (used) provided by operating             (8,163)      1,560     31,065      2,513       1,918      8,986
   activities of continuing operations
Net cash used by operating activities of
   discontinued operations                                                            (180)       (289)    (1,002)
                                                ------------------------------------------------------------------
Net cash (used) provided by operating
   activities                                    $(8,163)   $  1,560   $ 31,065    $ 2,333     $ 1,629    $ 7,984
                                                ==================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

       Consolidated Statements of Cash Flows with Consolidating Details -
                        Investing & Financing Activities
                            (In thousands of dollars)

                                                 Years Ended December 31                 Eliminations
                                               2006        2005       2004        2006       2005       2004
                                             ---------------------------------------------------------------------

Investing activities
   Investments in property, plant and
     equipment                                $ (6,417)  $ (6,885)  $ (5,855)
   Insurance proceeds for oven line
     replacement                                 1,586         --         --
   Proceeds from sale of property                   --      2,327         30
   Acquisition                                      --     (1,400)        --
                                             ---------------------------------------------------------------------
Net cash used by investing activities of        (4,831)    (5,958)    (5,825)
   continuing operations
Net cash provided by investing activities
   of discontinued operations                      680         --         --
                                             ---------------------------------------------------------------------
Net cash used by investing activities           (4,151)    (5,958)    (5,825)

Financing activities
   Net short-term borrowings (payments)         22,163      1,742     (1,675)
   Payments on long-term debt                  (20,777)    (2,748)      (941)
   Net change in restricted cash                 1,988     (2,408)       605
   Exercise of subsidiary stock options             --         20          1
   Payment for early extinguishment of debt       (860)        --         --
                                             ---------------------------------------------------------------------
Net cash provided (used)  by financing           2,514     (3,394)    (2,010)
   activities of continuing operations
Net cash provided (used) by financing
   activities of discontinued operations            --         --         --
                                             ---------------------------------------------------------------------
Net cash provided (used) by financing
   activities                                    2,514     (3,394)    (2,010)
Effect of foreign exchange rate changes on
   cash                                           (537)       656       (482)
                                             ---------------------------------------------------------------------

Net (decrease) increase in cash                 (8,004)    (5,507)    30,732
Cash and cash equivalents at beginning of
   year                                         29,184     34,691      3,959
                                             ---------------------------------------------------------------------

Cash and cash equivalents at end of year      $ 21,180   $ 29,184   $ 34,691
                                             =====================================================================

                                                        Congoleum                     American Biltrite
                                               2006        2005      2004        2006        2005       2004
                                             -------------------------------------------------------------------

Investing activities
   Investments in property, plant and
     equipment                               $ (4,642)   $ (4,274)  $ (3,428)   $(1,775)    $(2,611)   $(2,427)
   Insurance proceeds for oven line
     replacement                                1,586          --         --
   Proceeds from sale of property                  --          --         30         --       2,327         --
   Acquisition                                                                       --      (1,400)        --
                                             -------------------------------------------------------------------
Net cash used by investing activities of       (3,056)     (4,274)    (3,398)    (1,775)     (1,684)    (2,427)
   continuing operations
Net cash provided by investing activities
   of discontinued operations                                                       680          --         --
                                             -------------------------------------------------------------------
Net cash used by investing activities          (3,056)     (4,274)    (3,398)    (1,095)     (1,684)    (2,427)

Financing activities
   Net short-term borrowings (payments)         3,311         (97)      (732)    18,852       1,839       (943)
   Payments on long-term debt                                                   (20,777)     (2,748)      (941)
   Net change in restricted cash                1,988      (2,408)       605
   Exercise of subsidiary stock options            --          20          1
   Payment for early extinguishment of debt                                        (860)         --         --
                                             -------------------------------------------------------------------
Net cash provided (used)  by financing          5,299      (2,485)      (126)    (2,785)       (909)    (1,884)
   activities of continuing operations
Net cash provided (used) by financing
   activities of discontinued operations                                             --          --         --
                                             -------------------------------------------------------------------
Net cash provided (used) by financing
   activities                                   5,299      (2,485)      (126)    (2,785)       (909)    (1,884)
Effect of foreign exchange rate changes on
   cash                                                                            (537)        656       (482)
                                             -------------------------------------------------------------------

Net (decrease) increase in cash                (5,920)     (5,199)    27,541     (2,084)       (308)     3,191
Cash and cash equivalents at beginning of
   year                                        24,511      29,710      2,169      4,673       4,981      1,790
                                             -------------------------------------------------------------------

Cash and cash equivalents at end of year     $ 18,591    $ 24,511   $ 29,710    $ 2,589     $ 4,673    $ 4,981
                                             ===================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
               (In thousands of dollars, except per share amounts)

                                                       Additional                    Accumulated                        Total
                                                         Paid-in      Retained          Other           Treasury    Stockholders'
                                        Common Stock     Capital      Earnings    Comprehensive Loss     Stock          Equity
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2003                 $46         $19,548      $ 47,573        $(19,056)         $(15,132)       $ 32,979

Comprehensive income:
  Net income for 2004                                                    1,953                                             1,953
  Foreign currency translation
     adjustments                                                                         1,301                             1,301
  Minimum pension liability adjustment                                                   1,839                             1,839
                                                                                                                    ----------------
Total comprehensive income                                                                                                 5,093
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2004                  46          19,548        49,526         (15,916)          (15,132)         38,072

Comprehensive loss:
  Net loss for 2005                                                    (17,633)                                          (17,633)
  Foreign currency translation
     adjustments                                                                           420                               420
  Minimum pension liability adjustment                                                  (2,416)                           (2,416)
                                                                                                                    ----------------
Total comprehensive loss                                                                                                 (19,629)
Stock compensation                                            22                                                              22
Effect of Congoleum stock option
  exercises                                                                 20                                                20
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2005                  46          19,570        31,913         (17,912)          (15,132)         18,485

Comprehensive income:
  Net income for 2006                                                      685                                               685
  Foreign currency translation
     adjustments                                                                            41                                41
  Minimum pension liability adjustment                                                   1,296                             1,296
                                                                                                                    ----------------
Total comprehensive income                                                                                                 2,022
SFAS 158 cumulative adjustment,
  including taxes of $440                                                               (2,716)                           (2,716)
Stock compensation                                            21                                                              21
Effect of Congoleum stock compensation                                     223                                               223
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 2006                 $46         $19,591      $ 32,821        $(19,291)         $(15,132)       $ 18,035
                                        ============================================================================================

See accompanying notes.

                     American Biltrite Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2006


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

As discussed more fully below and elsewhere in these footnotes, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. Congoleum's results include losses (including other comprehensive losses) of $47.0 million in excess of the value of ABI's investment in Congoleum at December 31, 2006. ABI continues to own a majority of the voting stock of Congoleum. The Company expects to continue to control Congoleum while it is in bankruptcy. Additionally, under the terms of Congoleum's previous proposed reorganization plans, ABI would have continued to maintain voting control, although its interest in Congoleum would be diluted by the issuance of additional Congoleum Class A Common Stock to the Plan Trust, and upon the occurrence of certain events, it could have had its equity interests in Congoleum reduced to level where it no longer would have had voting control. In February 2007, the Bankruptcy Court entered on its docket an opinion ruling that the Tenth Plan (as defined in Note 9) was not confirmable as a matter of law. Treatment of ABI's equity interest in Congoleum under any future plan of reorganization is unknown, as are other terms, including any contributions to a plan trust that would be formed upon effectiveness of such a plan. Congoleum believes that its bankruptcy proceeding could be concluded during 2007. The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

For more information regarding Congoleum's and ABI's asbestos liabilities and plans for resolving those liabilities, please refer to Notes 8 and 9.

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in its consolidated financial statements for periods after December 31, 2003.

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

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have generally been within management's expectations. For the years ended December 31, 2006, 2005 and 2004, the Company had two customers that accounted for 34%, 36% and 37% of net sales, respectively. At December 31, 2006 and 2005, one customer accounted for 21% and 10% of trade receivables outstanding, respectively. Also at December 31, 2005, another customer accounted for 13% of trade receivables outstanding.

Cash

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase. The carrying value of cash equivalents approximates fair value.

Restricted Cash

Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender, and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not immediately applied to the loan balance are recorded as restricted cash. At December 31, 2006 and 2005, cash of approximately $3.6 million and $2.7 million, respectively, was restricted under Congoleum's financing agreement. Additionally, $6.1 million and $8.9 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier are included as restricted cash at December 31, 2006 and 2005, respectively.

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

Debt Issue Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt agreements. Debt issue costs at December 31, 2006 and 2005 amounted to $0.7 million and $0.8 million, respectively, net of accumulated amortization of $2.8 million and $2.5 million, respectively, and are included in other noncurrent assets.

Derivative Instruments

During 2006, in connection with its debt refinancing (see Notes 5 and 17), the Company entered into two interest rate swap agreements to manage the Company's exposure to fluctuations in interest rates on its term loan and portions of its revolver borrowings. These derivative instruments are recorded at fair value on the consolidated balance sheet. The Company did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") for these instruments. Changes in the fair value of the interest rate swap agreements are recognized in Other income (expense) on the consolidated statement of operations in accordance with SFAS 133.

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired. The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

Goodwill includes $11.3 million recorded in connection with the Company's acquisitions of partnership interests in K&M, the majority of which occurred in 1995. During the fourth quarter of 2005, the Company acquired certain assets and assumed certain liabilities of Jay Jewelry division, a Florida distributor of costume jewelry of JayRam, Inc. Goodwill of $426 thousand was recorded for this acquisition in October 2005. During 2006, the purchase price was adjusted and goodwill was reduced by $251 thousand (see Note 15).

The Company completed its annual impairment test in the fourth quarter of 2006 and concluded that no adjustment was required to the carrying value of goodwill based on the analysis performed.

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

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company's warranty reserves (in thousands):

                                2006            2005            2004
                            --------------------------------------------

       Beginning balance       $2,543          $3,039         $ 3,554
       Accruals                 4,472           4,318           5,280
       Charges                 (4,585)         (4,814)         (5,795)
                            --------------------------------------------

       Ending balance          $2,430          $2,543         $ 3,039
                            ============================================

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

                     American Biltrite Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Asbestos Liabilities and Congoleum Plan of Reorganization

The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products years ago. The Company records a liability and a corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation. In estimating the Company's asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties including the anticipated costs to settle claims, the claims dismissal rate, the number of claims expected to be received, the applicability and allocation of insurance coverage to these costs, and the solvency of insurance carriers. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

The Company's subsidiary Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (see Notes 8 and 9). The recorded liability for Congoleum's asbestos-related exposures is based on the minimum estimated cost to resolve these liabilities through the confirmation of a plan of reorganization.

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

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred. Expenses incurred for promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel. Advertising expense (including cooperative advertising) amounted to $1.6 million, $2.3 million and $2.4 million for 2006, 2005 and 2004, respectively. General and administrative expenses include such items as officers' salaries, office supplies, insurance and office rental. In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, and environmental remediation costs. The Company also records shipping, handling, purchasing and finished goods inspection costs in general and administrative expenses. Shipping and handling costs for the years ended December 31, 2006, 2005 and 2004 were $6.9 million, $7.9 million and $7.3 million, respectively. Purchasing and finished goods inspection costs were $2.3 million for 2006 and 2005 and $2.7 million for 2004.

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

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, and related interpretations ("SFAS 123(R)") using the modified prospective method and, accordingly, has not restated prior period results. SFAS 123(R) establishes the accounting for equity instruments exchanged for employee services. Under SFAS 123(R), share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees' requisite service period, generally the vesting period of the award. SFAS 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

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

Prior to the adoption of SFAS 123(R), the Company accounted for stock options to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. As a result, no expense was reflected in the Company's operating results for the years ended December 31, 2005 and 2004 for stock options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

On November 10, 2005, the Board of Directors of American Biltrite approved the vesting of all outstanding and unvested options held by directors, officers and employees under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, and 1999 Stock Option Plan for Non-Employee Directors (together, the "ABI Stock Plans"). As a result of the acceleration of vesting, options to acquire 195,600 shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable in full. This action was taken to eliminate, to the extent permitted, the transition expense that the Company otherwise would incur in connection with the adoption of SFAS 123(R). The exercise prices of all of the unvested options were lower than the closing trading price of the Company's common stock on the modification date. Under the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the accelerated vesting resulted in a charge for stock-based compensation of approximately $22 thousand in 2005.

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the ABI options is amortized to expense over the options' vesting period. The estimated pro forma compensation expense for 2005 includes the aggregate compensation expense that would have been recognized in the Company's consolidating statements of operations over the next four fiscal years, upon the adoption of SFAS 123(R) on January 1, 2006. This expense was eliminated because of the accelerated vesting of outstanding options in November 2005.

The following table reflects the pro forma net income (loss) and earnings (loss) per share for the years ended December 31, 2005 and 2004 had compensation for stock options been determined based on the fair value of the stock options at the grant date, consistent with the methodology prescribed under SFAS 123 (in thousands).

                                                   2005            2004
                                              -----------------------------

Net (loss) income                               $(17,633)        $ 1,953

Estimated pro forma compensation expense
   from stock options, net of taxes                 (720)           (105)
                                              -----------------------------
       Pro forma net (loss) income              $(18,353)        $ 1,848
                                              =============================

Pro forma (loss) income per share:
       Basic                                    $  (5.33)        $  0.54
       Diluted                                     (5.33)           0.53

The pro forma expense for 2005 and 2004 represents the vesting of options previously granted by ABI and Congoleum. The impact of the adoption of SFAS 123(R) on the Company's consolidated net income per share would have been to reduce net income by approximately $0.01 and $0.03 per share for 2005 and 2004, respectively.

On July 1, 2006, ABI and Congoleum granted 4,000 and 2,500 options, respectively. The exercise price and estimated fair value of the ABI options were $10.97 and $5.16, respectively. The exercise price and estimated fair value of the Congoleum options were $2.11 and $1.87, respectively. The options granted by ABI and Congoleum vest on January 1, 2007.

During the year ended December 31, 2006, the Company recognized compensation expense related to the vesting of ABI and Congoleum options of $244 thousand. At December 31, 2006, the unrecognized compensation expense related to unvested options previously granted by Congoleum was approximately $235 thousand. This compensation expense will be recognized during the years 2007 through 2010 when the remaining unvested options as of December 31, 2006 will vest.

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

The fair value for the ABI options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005 and 2004, respectively: risk-free interest rate of 4.53%, 3.96% and 4.53%, expected dividend yield of zero percent for each of the three years, volatility factor of the expected market price of the Company's common stock of 34.7%, 30.2% and 34.7%, and a weighted-average expected life of the options of seven and one-half years.

The fair value for Congoleum's options granted under its directors' stock option plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005 and 2004, respectively: risk-free interest rate of 4.9%, 5.9% and 2.4%, expected dividend yield of zero percent for each of the three years, volatility factor of the expected market price of Congoleum's common stock of 92.0% for each of the three years, option forfeiture rate of 10.0% for each of the three years, and a weighted-average expected life of the options of three years.

The fair value for Congoleum's options granted under its employee stock option plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005 and 2004, respectively: risk-free interest rate of 5.1%, 4.9% and 5.0%, expected dividend yield of zero percent for each of the three years, volatility factor of the expected market price of Congoleum's common stock of 92.0% for each of the three years, option forfeiture rate of 10.0% for each of the three years, and a weighted-average expected life of the options of seven years.

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $6.2 million, $6.3 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Recently Issued Accounting Principles

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation provides for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. The Company is evaluating the impact of this Interpretation on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS No. 87, Employers Accounting for Pensions ("SFAS 87"), SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits ("SFAS 88"), SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"), and SFAS No. 132R, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003) ("SFAS 132R"). SFAS 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial

                     American Biltrite Inc. and Subsidiaries

1. Significant Accounting Policies (continued)

statements. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. This standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008 (see Notes 7 and 11).

Reclassifications

Certain amounts in prior years have been reclassified to permit comparison with 2006 classifications. In 2006, the Company netted Congoleum's deferred tax assets and liabilities on the consolidated balance sheet, which in prior periods were reported separately in assets and liabilities.

2.  Inventories

Inventories at December 31 consisted of the following (in thousands):

                                               2006             2005
                                         --------------------------------

       Finished goods                        $56,374          $50,515
       Work-in-process                        11,813           10,370
       Raw materials and supplies             12,284           16,242
                                         --------------------------------

                                             $80,471          $77,127
                                         ================================

At December 31, 2006, domestic inventories determined by the LIFO inventory method amounted to $45.5 million ($44.1 million at December 31, 2005). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $5.4 million and $3.8 million higher at December 31, 2006 and 2005, respectively. During 2006, 2005 and 2004, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The liquidations increased cost of sales by $28 thousand and $445 thousand for 2006 and 2005, respectively, and decreased cost of sales by $170 thousand for 2004.

                     American Biltrite Inc. and Subsidiaries

3. Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows (in thousands):

                                                  2006             2005
                                          ----------------------------------

       Land and improvements                   $  5,611         $  5,526
       Buildings                                 76,176           75,162
       Machinery and equipment                  275,547          270,203
       Construction-in-progress                   4,788            5,467
                                          ----------------------------------
                                                362,122          356,358
       Less accumulated depreciation            255,742          241,022
                                          ----------------------------------

                                               $106,380         $115,336
                                          ==================================

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs were approximately $100 thousand for 2006, $100 thousand for 2005 and $200 thousand for 2004.

Depreciation expense amounted to $15.5 million, $16.0 million and $17.0 million in 2006, 2005 and 2004, respectively.

In August 2006, an explosion caused extensive damage to components of a major production line at Congoleum's Marcus Hook facility. Congoleum's insurance carrier paid substantially all excess costs, less a deductible, for the replacement of the damaged equipment and expenses to replace production capacity. Fabrication and installation of replacement equipment was completed by December 31, 2006. The cost to replace equipment and excess expenses incurred to meet production requirements totaled $10.1 million, which was reimbursed to Congoleum by the insurer. Congoleum recognized a $1.3 million gain for the difference between the insurance proceeds for the replacement of the production equipment ($1.5 million) and the net book value of the equipment written off. The gain was included in Other income (expense) in the fourth quarter of 2006.

In January 2005, the Company completed the sale of a warehouse building and land located in Tullahoma, Tennessee. The building and land were owned by Tullahoma Properties, L.L.C. ("Tullahoma Properties"), a subsidiary in which ABI owns a 62.5% interest. The building was previously leased to a third party, and upon termination of the lease in 2004, Tullahoma Properties listed the property for sale. The building and land were sold for $2.5 million in cash and a gain of approximately $2.3 million (before non-controlling interest) was recognized and included in Other income (expense) in the first quarter of 2005.

                     American Biltrite Inc. and Subsidiaries

4. Accrued Expenses

Accrued expenses at December 31 consisted of the following (in thousands):

                                                       2006            2005
                                                    --------------------------

       Accrued advertising and sales promotions      $22,478         $24,089
       Employee compensation and related benefits      7,084           9,499
       Interest                                            2             265
       Environmental liabilities                         632           1,124
       Royalties                                         837             806
       Income taxes                                      838           1,330
       Other                                           5,540           5,863
                                                    --------------------------

                                                     $37,411         $42,976
                                                    ==========================

As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2006 and 2005 (see Note 9).

5. Financing Arrangements

Long-term debt and notes payable under revolving credit facilities at December 31 were as follows (in thousands):
                                                 2006             2005
                                           ---------------------------------

       Notes payable (current)                 $ 31,284         $ 19,062
                                           =================================

       Term loan                               $  9,500         $     --
       Note purchase agreement                       --           20,000
       Other notes                                1,895            2,414
                                           ---------------------------------
                                                 11,395           22,414
       Less current portion                       2,424           20,451
                                           ---------------------------------

                                               $  8,971         $  1,963
                                           =================================

American Biltrite Inc.'s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment

                     American Biltrite Inc. and Subsidiaries

5. Financing Arrangements (continued)

under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.'s subsidiary American Biltrite (Canada) Ltd. ("AB Canada") and (ii) a $10.0 million Term Loan. The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On September 25, 2006, American Biltrite Inc. entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which was included in Other income (expense) during the third quarter of 2006.

The amount of borrowings available from time to time for American Biltrite Inc. and K&M under the Revolver may not exceed the lesser of (a) $30.0 million less the then outstanding amount of borrowings by AB Canada under the Canadian Revolver less any outstanding borrowings under the domestic letter of credit facility and (b) the applicable borrowing base. The formula used for determining the domestic borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Term Loan.

The amount of borrowings available from time to time for AB Canada under the Canadian Revolver is limited to the lesser of (a) $12 million less any outstanding borrowings under the Canadian letter of credit facility, (b) AB Canada's borrowing base amount, which is based upon AB Canada's accounts receivable, inventory and fixed assets, and (c) $30.0 million less the amount of domestic borrowings outstanding under the Revolver on behalf of the Company and K&M. AB Canada may borrow amounts under the Canadian Revolver in United States or Canadian dollar denominations; however, solely for purposes of determining amounts outstanding and borrowing availability under the Revolver, all Canadian dollar denominated amounts will be converted into United States dollars in the manner provided in the Credit Agreement.

                     American Biltrite Inc. and Subsidiaries

5. Financing Arrangements (continued)

At December 31, 2006, $18.6 million was outstanding under the Revolver, and outstanding letters of credit totaled $1.7 million. Unused borrowing availability under the Revolver at December 31, 2006 was $9.7 million, of which $2.0 million was available to AB Canada.

Interest is payable quarterly on the Term Loan and Revolver borrowings by American Biltrite Inc. and K&M under the Credit Agreement at rates which vary depending on the applicable interest rate in effect and are generally determined based upon: (a) if a LIBOR based rate is in effect, at a rate between a LIBOR based rate plus 1.0% to a LIBOR based rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, (b) if a fixed rate is in effect, at a rate between the fixed rate plus 1.0% to a fixed rate plus 2.75%, depending on the Company's leverage ratio, as determined under the Credit Agreement, and (c) for loans not based on a LIBOR or fixed rate, the higher of (i) BofA's applicable prime rate and (ii) 0.50% plus the federal funds rate, as determined under the Credit Agreement. Under the Credit Agreement, American Biltrite Inc. and K&M may generally determine whether interest on domestic revolving loans will be calculated based on a LIBOR based rate, and if BofA elects to make a fixed rate option available, whether interest on revolving loans will be calculated based on a fixed rate.

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

American Biltrite Inc. has entered into interest rate swap agreements that effectively fix the LIBOR rate component of the Term Loan and $6.0 million of the Revolver at 5.18% and 5.15% respectively (see Note 17).

                     American Biltrite Inc. and Subsidiaries

5. Financing Arrangements (continued)

The Term Loan principal is payable in 20 quarterly installments of $500 thousand beginning December 31, 2006 and ending on September 30, 2011. All indebtedness under the Credit Agreement, other than the Term Loan, is due on September 30, 2009.

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after September 30, 2006, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

Pursuant to the Credit Agreement, the Company and certain of its subsidiaries previously granted BofA and the Canadian Lender a security interest in most of the Company's and its subsidiaries' assets. The security interest granted does not include the shares of capital stock of Congoleum or the assets of Congoleum. In addition, pursuant to the Credit Agreement, certain of the Company's subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Agreement.

The terms of the Company's Credit Agreement include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures. Retained earnings, which were unrestricted as to such distributions, amounted to $1.4 million at December 31, 2006.

                     American Biltrite Inc. and Subsidiaries

5. Financing Arrangements (continued)

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore. The loans were for 25,000 Belgian francs (US $681 thousand at the foreign currency exchange rate in effect when the loan was entered into) and 2,700 Singapore dollars (US $1.5 million at the foreign currency exchange rate in effect when the loan was obtained). The loans are payable in equal installments through 2008 and 2018, respectively. The interest rates on the loans are 5.6% for the Belgian loan and 1.5% above the local bank's prime rate (5.0% at December 31, 2006) for the Singapore loan. The loans are secured by the property acquired with the proceeds of the applicable loan.

In connection with the acquisition of certain assets and assumption of certain liabilities of a Florida distributor in October 2005, the Company issued a note payable to the seller for $1.0 million. The note was subsequently reduced by $251 thousand as a result of a purchase price adjustment in April 2006. At December 31, 2006 and 2005, the outstanding balance on the note was $474 thousand and $949 thousand, respectively. The note is payable in equal monthly installments of $23 thousand through October 2008, with interest at 6%.

Congoleum Debt

On August 3, 1998, Congoleum issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments. The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes. During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. In addition, due to the Chapter 11 proceedings, Congoleum was precluded from making the interest payments due on the Senior Notes on February 1st and August 1st of each of the years 2006, 2005 and 2004. The amount of accrued interest that was not paid on the Senior Notes as of December 31, 2006 is approximately $29.5 million. As of December 31, 2006, the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.9 million. These amounts, plus $3.7 million of accrued interest on the interest due but not paid from February 1st and August 1st of each of the years 2006, 2005 and 2004 are included in "Liabilities Subject to Compromise."

                     American Biltrite Inc. and Subsidiaries

5. Financing Arrangements (continued)

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy case as confirmed by the Bankruptcy Court becomes effective. Total borrowings under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at December 31, 2006. Borrowings under this facility are collateralized by inventory and receivables. At December 31, 2006, based on the level of receivables and inventory, $18.4 million was available under the facility, of which $5.1 million was utilized for outstanding letters of credit and $12.7 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof), together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

Interest

Interest paid on all outstanding debt amounted to $2.4 million in 2006, $3.2 million in 2005 and $3.3 million in 2004. As noted above, in connection with its Chapter 11 bankruptcy proceedings, Congoleum did not pay the interest due on its $100 million 8 5/8% Senior Notes during 2006, 2005 and 2004.

                     American Biltrite Inc. and Subsidiaries

5. Financing Arrangements (continued)

Future Payments

Principal payments on the Company's long-term debt obligations (other than Congoleum debt classified as liability subject to compromise) due in each of the next five years are as follows (in thousands):

               2007                              $2,424
               2008                               2,352
               2009                               2,089
               2010                               2,093
               2011                               1,597
               2012 and thereafter                  840

6. Other Liabilities

Other liabilities at December 31 consisted of the following (in thousands):

                                                   2006             2005
                                              -------------------------------

Pension benefit obligations
   (less current portion)                        $ 2,970          $ 2,557
Environmental remediation and product
   related liabilities                             5,860            4,259
Deferred income taxes                              4,095            4,608
Other                                              2,516            1,466
                                              -------------------------------

                                                 $15,441          $12,890
                                              ===============================

As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2006 and 2005 (see Note 9).

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

The following summarizes the change in the benefit obligation, the change in plan assets, reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans, and the funded status of the plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

                                                              Pension Benefits                Other Benefits
                                                             2006          2005             2006          2005
                                                         ---------------------------    ---------------------------
                                                                              (In thousands)
Change in Benefit Obligation:
   Benefit obligation at beginning of year                 $ 101,695     $  94,957         $ 8,988       $ 8,542
     Service cost                                              2,112         1,991             194           183
     Interest cost                                             5,976         5,792             537           520
     Plan participants contributions                             181           156
     Actuarial (gain) loss                                     3,957         4,242             420           212
     Foreign currency exchange rate changes                       51           391
     Benefits paid                                            (6,445)       (5,834)           (475)         (469)
                                                         ---------------------------    ---------------------------

   Benefit obligation at end of year                       $ 107,527     $ 101,695         $ 9,664       $ 8,988
                                                         ===========================    ===========================

Change in Plan Assets:
   Fair value of plan assets at beginning of year          $  79,612     $  75,170
     Actual return on plan assets                              9,626         4,639
     Employer contribution                                     7,372         5,086
     Plan participants contribution                              181           156
     Foreign currency exchange rate changes                       25           395
     Benefits paid                                            (6,445)       (5,834)
                                                         ---------------------------

   Fair value of plan assets at end of year                $  90,371     $  79,612
                                                         ===========================

                     American Biltrite Inc. and Subsidiaries

7. Pension Plans (continued)

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of year-end were as follows:

                                                  2006               2005
                                           -----------------  ------------------
Discount rate                                5.20% - 6.00%      5.35% - 6.00%
Expected long-term return on plan assets     7.00% - 7.50%      7.00% - 7.50%
Rate of compensation increase                4.00% - 5.00%      4.00% - 5.00%

The funded status of the plans and the unrecognized amounts included in accumulated other comprehensive loss as of December 31, 2006 and 2005 were as follows (in thousands):

                                                     Pension Benefits                Other Benefits
                                                    2006          2005             2006          2005
                                                ---------------------------    ---------------------------

Unfunded status                                    $(17,156)     $(22,083)        $(9,664)      $(8,988)
Unrecognized net actuarial loss                      20,270        21,662             458           118
Unrecognized transition obligations                     (56)          118              13            47
Unamortized prior service cost                        1,057           937
                                                ---------------------------    ---------------------------

Net amount recognized                              $  4,115      $    634         $(9,193)      $(8,823)
                                                ===========================    ===========================

The amounts recorded in the consolidated balance sheets as of December 31, 2006 and 2005 were as follows (in thousands):

                                                              Pension Benefits                Other Benefits
                                                             2006          2005             2006          2005
                                                         ---------------------------    ---------------------------

Other assets (noncurrent)                                  $   1,316
Accrued expenses (current liabilities)                            --      $   (825)
Accrued benefit liability (noncurrent liabilities)           (18,472)      (19,636)        $(9,664)      $(8,988)
Intangible asset                                                  --           134
Accumulated other comprehensive loss                          19,162        18,213             471           165
                                                         ---------------------------    ---------------------------

Net amount recorded                                        $   2,006      $ (2,114)        $(9,193)      $(8,823)
                                                         ===========================    ===========================

As a result of the adoption of SFAS 158, the Company recorded an asset of $1.3 million for the overfunded status of its pension plans covering employees of AB Canada. The accrued benefit liability includes Congoleum's pension liability of $15.5 million and $17.1 million as of December 31, 2006 and 2005, respectively. The accrued benefit liability for other benefits is Congoleum's liability for post-retirement benefits. Congoleum's pension and post-retirement benefit liabilities have been included in liabilities subject to compromise as of December 31, 2006 and 2005 (see Note 9).

                     American Biltrite Inc. and Subsidiaries

7. Pension Plans (continued)

At December 31, 2006 and 2005, accumulated other comprehensive loss also included the tax effect of minimum pension liabilities recorded ($639 thousand and $199 thousand, respectively) and the effect of excluding the non-controlling interests' portion of Congoleum's minimum pension liability adjustments ($2.7 million) during periods when Congoleum had positive retained earnings and stockholders' equity (see Note 11).

Some of the Company's pension plans have projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets. The aggregate benefit obligations and fair value of plans assets for plans that were overfunded and underfunded as of December 31, 2006 and 2005 are as follows (in thousands):

                                                     2006          2005
                                                ------------ -------------
Underfunded plans
   PBO                                           $  94,162     $  88,365
   Fair value of plan assets                        75,690        66,029
   Funded status                                   (18,472)      (22,336)
   ABO                                              88,471        83,955
Overfunded plans
   PBO                                           $  13,365     $  13,330
   Fair value of plan assets                        14,681        13,583
   Funded status                                     1,316           253
   ABO                                              11,479         9,319
All plans
   PBO                                           $ 107,527     $ 101,695
   Fair value of plan assets                        90,371        79,612
   Funded status                                   (17,156)      (22,083)
   ABO                                              99,950        93,274

The components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

                                                             Pension Benefits                   Other Benefits
                                                        2006       2005      2004          2006      2005       2004
                                                      -------------------------------    ------------------------------

   Service cost                                        $ 2,112    $ 1,991   $ 1,996         $ 194     $ 183      $ 170
   Interest cost                                         5,976      5,792     5,598           537       520        484
   Expected return on plan assets                       (5,715)    (5,301)   (4,832)
   Recognized net actuarial loss (gain)                  1,681      1,225     1,375            80        59         49
   Amortization of prior service cost                     (111)      (193)     (198)           34      (188)      (462)
   Amortization of transition obligation                   (49)       (99)     (114)
                                                      -------------------------------    ------------------------------

Net periodic benefit cost                              $ 3,894    $ 3,415   $ 3,825         $ 845     $ 574      $ 241
                                                      ===============================    ==============================

                     American Biltrite Inc. and Subsidiaries

7. Pension Plans (continued)

The net actuarial loss and prior service credit recognized in other comprehensive income for the year ended December 31, 2006 were $570 thousand and $245 thousand, respectively.

For the Company's pension plans, the estimated net loss, prior service cost and transition asset to be amortized from accumulated other comprehensive loss during 2007 is expected to be $1.5 million, $158 thousand and $47 thousand respectively. For the Company's post-retirement benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2007 is expected to be $71 thousand and $10 thousand, respectively.

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

                                                  2006               2005               2004
                                             --------------     --------------     ---------------

Discount rate                                 5.20% - 6.00%      6.10% - 6.25%      6.10% - 6.25%
Expected long-term return on plan assets      7.00% - 7.50%      7.00% - 7.50%      7.00% - 7.50%

The weighted-average discount rate used to determine net periodic benefit cost related to the Other Benefits was 6.00% for 2006 and 6.25% for 2005 and 2004.

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

Assumed healthcare cost trend rates as of year-end were as follows:

                                                               December 31
                                                            2006        2005
                                                         ----------------------

Healthcare cost trend rate assumed for next year             9.0%      10.0%
Ultimate healthcare cost trend rate                          5.0%       5.0%
Year that the assumed rate reaches the ultimate rate        2011       2011

                     American Biltrite Inc. and Subsidiaries

7. Pension Plans (continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects (in thousands):

                                                                 1 Percentage       1 Percentage
                                                                Point Increase     Point Decrease
                                                               ----------------   ----------------

Effect on total of service and interest cost components             $  66              $  58
Effect on post-retirement benefit obligation                          715                649

For the Company's pension plans, the weighted-average asset allocation at December 31, 2006 and 2005, by asset category, were as follows:

                                                       December 31
                                                    2006        2005
                                                ------------------------

       Equity securities                             62%         59%
       Debt securities                               35%         37%
       Other                                          3%          4%
                                                ------------------------

       Total                                        100%        100%
                                                ========================

The Company has an investment strategy for the pension plan that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary investment management objective for the plan's assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects the Plan's assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions. The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks. The Company's target asset allocation is consistent with the weighted-average allocation at December 31, 2006.

Contributions

Congoleum expects to contribute $6.7 million to its pension plan and $0.5 million to its other postretirement plan in 2007. American Biltrite expects to contribute $0.7 million to its pension plan in 2007.

                     American Biltrite Inc. and Subsidiaries

7. Pension Plans (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at the end of fiscal 2006.

                                           Pension             Other
                                           Benefits           Benefits
                                         ------------       ------------
                                                 (In thousands)

       2007                               $  6,460            $   517
       2008                                  6,576                606
       2009                                  6,729                661
       2010                                  6,933                719
       2011                                  7,033                794
       2012 - 2016                          38,261              4,534

Adoption of SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effects of adopting SFAS 158 on the Company's balance sheet at December 31, 2006 have been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company's consolidated financial statements in prior years.

SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the project benefit obligations) of its pension and other post-retirement plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains (losses) and unrecognized prior service costs (income), all of which were previously netted against the plan's funded status on the Company's consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income (loss). These amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amount recognized in accumulated other comprehensive income (loss) at adoption of SFAS 158.

                     American Biltrite Inc. and Subsidiaries

7. Pension Plans (continued)

The incremental effects of adopting the provisions of SFAS 158 on the Company's consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company's consolidated statement of income for the year ended December 31, 2006 or for any prior period presented, and it will not affect the Company's operating results in future periods.

                                                                Prior to         Effect of
                                                                Adopting         Adopting
                                                                SFAS 158         SFAS 158          As Reported
                                                              ------------     -------------      -------------
                                                                               (in thousands)

Other assets, non-current                                      $     --          $ 1,316           $  1,316
Accrued benefit liability - other liabilities, non-current       (3,169)             199             (2,970)
Accrued benefit liability - liabilities subject to
   compromise                                                   (21,375)          (3,791)           (25,166)
Deferred taxes                                                     (199)            (440)              (639)
Accumulated other comprehensive loss                             16,917            2,716             19,633

Defined Contribution Plans

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% to 20% of compensation (subject to annual Internal Revenue Code limits) with the Company partially matching contributions. Defined contribution pension expense for the Company was $974 thousand, $802 thousand and $982 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $5.1 million in 2006, $5.7 million in 2005 and $6.0 million in 2004.

Future minimum payments relating to operating leases are as follows (in thousands):

       2007                                                   $ 4,695
       2008                                                     4,121
       2009                                                     3,440
       2010                                                     2,339
       2011                                                       197
       Thereafter                                                 312
                                                            ------------

       Total future minimum lease payments                    $15,104
                                                            ============

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products. Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms. These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts. At December 31, 2006, the Company's minimum royalty and advertising payments for 2006 and 2007 were $2.4 million and $51 thousand, respectively. No commitments have been made beyond 2007.

Environmental and Other Liabilities

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability and other matters, as more fully described elsewhere in this Note 8 and in Note 9. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

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

As of December 31, 2006 and 2005, liabilities of Congoleum comprised the majority of the environmental and other liabilities reported on the Company's consolidated balance sheets as shown in the following table. As a result of Congoleum's Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2006 and 2005. Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following the discussion of ABI liabilities. However, because Congoleum is included in ABI's consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in the accompanying consolidated financial statements. Congoleum previously filed several amended plans of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its efforts to resolve its asbestos-related liabilities. See Notes 1 and 9 for a discussion of this subject.

The following table summarizes American Biltrite's and Congoleum's recorded assets and liabilities for environmental, asbestos and other contingencies:

                                                                                  December 31
                                                                      2006                           2005
                                                            Liability     Receivable       Liability     Receivable
                                                           ---------------------------    ---------------------------
                                                                                (In thousands)
American Biltrite
   Environmental liabilities
     Accrued expenses                                         $   632                        $ 1,124
     Other liabilities, non-current                             5,860                          4,259
     Other assets, non-current                                     --       $ 2,324               --       $ 1,974
                                                           ---------------------------    ---------------------------
                                                                6,492         2,324            5,383         1,974
   Asbestos product liability
     Asbestos-related liabilities, non-current                 10,300            --            9,500            --
     Insurance for asbestos-related liabilities                    --         9,320               --         8,950
                                                           ---------------------------    ---------------------------
                                                               10,300         9,320            9,500         8,950
                                                           ---------------------------    ------------- -------------

                                                              $16,792       $11,644          $14,883       $10,924
                                                           ===========================    ===========================

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

                                                                                     December 31
                                                                          2006                            2005
                                                                Liability     Receivable        Liability     Receivable
                                                              ---------------------------     ---------------------------
                                                                                    (In thousands)
Congoleum
   Environmental liabilities
     Liabilities subject to compromise, current                  $   640                         $   640
     Liabilities subject to compromise, non-current                3,788                           3,630
     Other assets, non-current                                        --       $ 2,150                --       $ 1,910
                                                              ---------------------------     ---------------------------
                                                                   4,428         2,150             4,270         1,910
   Asbestos product liability
     Asbestos-related liabilities, current                        13,950            --            28,369            --
     Other assets, current                                            --        21,813                --        14,793
                                                              ---------------------------     ---------------------------
                                                                  13,950        21,813            28,369        14,793
   Other
     Liabilities subject to compromise, current                       50            --                55            --
     Liabilities subject to compromise, non-current                  886            --             1,056            --
     Other assets, non-current                                        --           155                --           265
                                                              ---------------------------     ---------------------------
                                                                     936           155             1,111           265
                                                              ---------------------------     ---------------------------

                                                                 $19,314       $24,118           $33,750       $16,968
                                                              ===========================     ===========================
Consolidated
   Environmental liabilities
     Accrued expenses                                            $   632                         $ 1,124
     Liabilities subject to compromise, current                      640                             640
     Liabilities subject to compromise, non-current                3,788                           3,630
     Other liabilities, non-current                                5,860                           4,259
     Other assets, non-current                                        --       $ 4,474                --       $ 3,884
                                                              ---------------------------     ---------------------------
                                                                  10,920         4,474             9,653         3,884
   Asbestos product liability
     Asbestos-related liabilities, current                        13,950            --            28,369            --
     Asbestos-related liabilities, non-current                    10,300            --             9,500            --
     Other assets, current                                            --        21,813                --        14,793
     Insurance for asbestos-related liabilities                       --         9,320                --         8,950
                                                              ---------------------------     ---------------------------
                                                                  24,250        31,133            37,869        23,743
   Other
     Liabilities subject to compromise, current                       50            --                55            --
     Liabilities subject to compromise, non-current                  886            --             1,056            --
     Other assets, non-current                                        --           155                --           265
                                                              ---------------------------     ---------------------------
                                                                     936           155             1,111           265
                                                              ---------------------------     ---------------------------

                                                                 $36,106       $35,762           $48,633       $27,892
                                                              ===========================     ===========================

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,332 pending claims involving approximately 1,918 individuals as of December 31, 2006. These claims relate to products of ABI's former Tile Division, which was previously acquired by Congoleum. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31 was as follows:

                                                      2006           2005
                                                ------------------------------

       Claims at January 1                           1,703           1,838
       New claims                                      625             621
       Settlements                                     (30)            (24)
       Dismissals                                     (966)           (732)
                                                ------------------------------

       Claims at December 31                         1,332           1,703
                                                ==============================

The total indemnity costs incurred to settle claims were approximately $3.1 million in 2006 and $1.3 million for each of the years 2005 and 2004, all of which were paid by ABI's insurance carriers, as were the related defense costs. The average indemnity cost per resolved claim was approximately $3.1 thousand, $1.7 thousand and $2.0 thousand in 2006, 2005 and 2004, respectively. In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in factors could have a material impact on the Company's liability. For example, it is estimated that a 1% increase in the Company's acceptance rate of claims would result in a 26% increase in liability assuming all other variables remained constant.

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

The Company utilizes an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claim costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, and based upon consultations with third party advisors, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. Due to the numerous variables and uncertainties, including the effect of Congoleum's Chapter 11 case and any proposed plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a six year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2012 was $10.3 million to $35.3 million as of December 31, 2006. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $10.3 million in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $9.3 million at December 31, 2006, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

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

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to six sites located in five separate states (the "CERCLA Sites"). At one of the six sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP. At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring, Environmental Protection Agency (the "EPA") reimbursable costs and potential natural resources damages are between $85 million and $121 million, all subject to a final allocation among the PRPs. ABI's and Ideal's aggregate share of the, the future remediation costs, EPA's past costs and natural resource damages claim is currently estimated to be between $990 thousand and $1.4 million. Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets. Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At another site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site"). The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $2.3 million to $4.3 million. Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated future remediation costs range from approximately $38 thousand to about $91 thousand. These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI. A substantial share of ABI's future remediation costs with respect to the ILCO site will be payable over the next one to five years.

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

ABI is involved in two EPA sites in Georgia. At one of the EPA sites, ABI has been named along with seven other PRPs with respect to three neighborhood sites ("Sites") in Atlanta, Georgia where properties within the boundaries of the Sites contain lead in the surface soil in concentrations that exceed the EPA's residential lead screening level. The EPA has requested that ABI sign an Administrative Order on Consent ("AOC"). ABI has reviewed the EPA notification letter and the AOC and is assessing its responsibility with respect to the Sites and whether it is in its interest to sign the consent order. The former owners have signed an AOC and will remediate the sites and seek contribution from the other PRPs. At the other site in Fulton County (together with the "Sites," the "Georgia Sites"), a former smelting and refinery site, ABI has not entered into any negotiations with other PRP's or the site owner. ABI believes, based upon current information available, that its liability at either site will not be material. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at these Georgia Sites.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site. Olin has estimated that the total response costs for 2007 will be approximately $1.8 million. ABI has estimated total costs, including 2007, to be in the range of $14.6 million to $58.8 million. As of December 31, 2006, ABI has estimated its potential liability for Olin to be in the range of $3.1 million to $13.8 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs and before any recoveries from insurance and TBC. Costs are expected to be paid over the next ten years. In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

The State of Maine Department of Environmental Protection ("Maine DEP") has put Miller Industries, Inc, ("Miller") the present owner of a former sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September of 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant were liable for costs to clean up a dumpsite ("Parcel A") and a second parcel of land ("Parcel B"), which is alleged to contain polychlorinated biphenyls ("PCB's") in the soil. The lawsuit, captioned Miller Industries, Inc. v American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller was seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the "Maine Sites"). The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted. In January 2006, ABI was notified by the Maine DEP that it is a PRP as to both Parcel A and Parcel B. Subsequently, Parcel B was named an EPA site.

Prior to the commencement of the lawsuit by Miller, ABI had been investigating and reviewing the condition of the Parcel A and its potential liability for its share of any clean-up costs. ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $1.1 million and $1.6 million. ABI has been advised by Miller that the cost of site investigation, and remediation for Parcel B is approximately $550 thousand. ABI has been assessing the potential availability of insurance coverage for such costs. ABI is not at this time able to determine what its potential liability will be with regard to the Maine Sites since ABI has neither accepted nor negotiated its allocable share of the costs with Miller. Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI for the Maine Sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA Sites and the state supervised sites in Maine as well as the Olin site with respect to the previous supervision of that site by the Massachusetts Department of Environmental Protection. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. Included in this insurance reimbursement is a payment of $4.6 million by one carrier in December 2005. Another carrier has agreed to reimburse the Company for 2.5% of the Company's liabilities regarding the future environmental expenses related to the Olin Site, $70 thousand of which was reimbursed through December 31, 2006 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company's agreement with TBC. ABI and one of its insurance carriers continue to discuss ABI's remaining demands for insurance coverage for these sites.

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

ABI was notified of potential claims against it on behalf of approximately seventeen (17) families living (or formerly resident) in the Town of Wilmington, Massachusetts (the "Town"). The potential claimants either contracted cancer or are family members of a person who contracted cancer and allege a connection between such cancer and the Town water supply to which the claimants were exposed. The potential claimants further allege that a source of the contamination of the Town's water supply is the Olin site referenced above. The Company is investigating these claims and discussing them with the claimants. At this time, the Company is not able to ascertain what its potential liability would be, if any, in the event of litigation. Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this claim. The Company has not ascertained whether there is any insurance coverage for this claim.

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

In accordance with SFAS No. 5, Accounting for Contingencies, as of December 31, 2006, ABI maintains a reserve of approximately $6.5 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs described above based on facts and circumstances known to the Company at the present time. The Company has also recorded a receivable of $2.3 million for ABI's estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods. The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code for purposes of resolving its asbestos-related liabilities (see Note 9).

Congoleum records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated. As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at December 31, 2006 and $4.3 million at December 31, 2005, are not reduced by the amount of insurance recoveries. Such estimated insurance recoveries approximated $2.2 million at December 31, 2006 and $1.9 million at December 31, 2005, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability and funding obligations in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance. However, under CERCLA and certain other laws, Congoleum, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities. Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter. The Environmental Protection Agency ("EPA") has selected a remedy for the soil and shallow groundwater ("Operable Unit 1" or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed. The PRP group, of which Congoleum is a part, has entered into a Consent Decree to perform the remedy

                     American Biltrite Inc. and Subsidiaries

8. Commitments and Contingencies (continued)

for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million. If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum's share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum's share. Fifty percent (50%) of Congoleum's share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $0.3 million in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available.

Congoleum filed a motion before the Bankruptcy Court seeking authorization and approval of the Consent Decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well authorization for Liberty Mutual Insurance Company and Congoleum to make certain payments that have been invoiced to Congoleum with respect to the Consent Decree and related settlement agreements. An order authorizing and approving the Consent Decree and related settlement agreements was issued by the Bankruptcy Court in August 2006.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total cleanup costs of $1.3 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $0.3 million is included in current liabilities subject to compromise and $1.0 million is included in non-current liabilities subject to compromise.

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

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and all other claims it settled were for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006, and the Avoidance Actions remain pending.

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, Congoleum's controlling shareholder, on certain terms of the Ninth Plan, which

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, the Bondholders' Committee withdrew its support of the CNA Plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's rulings on the summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that the Tenth Plan and the CNA Plan are each not confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. In March 2007, Congoleum and other parties in interest resumed plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the New Jersey state court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers. It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests and the amount and form of any contribution the Company may be required to make to the Plan Trust in order to receive the limited channeling injunctive relief that would have been provided to the Company under the Eleventh Plan. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the third quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Under any outcome, ABI anticipates its equity interest in Congoleum is likely to be substantially diluted or eliminated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Congoleum is presently involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to any future plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any future plan.

During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the confirmation order fails to become a final order by May 10, 2007, and AIG may terminate the settlement agreement pursuant to this provision. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. Pursuant to the settlement, the escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the U.S. District Court. The FCR, Federal and Congoleum have reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the
Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers") and ABI. Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement. A hearing to consider the Travelers settlement has been adjourned several times and is now scheduled for April 2007. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the Century appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations.

                     American Biltrite Inc. and Subsidiaries

9. Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not collect the balance of these receivables ($21.8 million at December 31, 2006). The write-off, as well as forgiveness of indebtedness income pursuant any future plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed.

There were no asbestos related property damage claims asserted against Congoleum at the time of its bankruptcy filing. The Bankruptcy Court approved an order establishing a bar date of May 3, 2004 for the filing of asbestos property damage claims. The claims agent appointed in Congoleum's bankruptcy proceeding advised Congoleum that, as of the bar date, it received 35 timely filed asbestos property damage claims asserting liquidated damages in the amount of approximately $0.8 million plus additional unspecified amounts. Congoleum objected to certain claims on various grounds, and the Bankruptcy Court ultimately allowed 19 claims valued at $133 thousand. It is anticipated that any plan of reorganization will provide for payment of those claims in full from certain insurance proceeds.

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through the Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete any future plan of reorganization. Amounts that may be contributed to any Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in proposing, filing or obtaining approval of a new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has previously estimated. Congoleum may record significant additional charges in connection with its reorganization proceedings.

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

Liabilities subject to compromise at December 31 were as follows (in thousands):

                                                          2006          2005
                                                      --------------------------
Current
   Pre-petition other payables and accrued interest     $ 34,602      $ 23,990
Non-current
   Debt (at face value)                                  100,000       100,000
   Pension liability                                      15,502        16,871
   Other post-retirement benefit obligation                9,249         8,407
   Pre-petition other liabilities                         11,782        13,583
                                                      --------------------------
                                                         136,533       138,861
Elimination--Payable to American Biltrite                   (135)         (147)
                                                      --------------------------
                                                         136,398       138,714
                                                      --------------------------

Total liabilities subject to compromise                 $171,000      $162,704
                                                      ==========================

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

                     American Biltrite Inc. and Subsidiaries

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows (in thousands):

                                                         2006         2005
                                                    ---------------------------
Deferred tax assets:
  Accruals and reserves                               $  4,349     $  4,392
  Environmental reserves                                10,344       14,305
  Postretirement benefit obligations                     1,834        4,713
  Net operating losses and credit carryforwards         20,272        9,564
                                                    ---------------------------
Total deferred tax assets                               36,799       32,974
Less valuation allowance                                (9,258)      (5,134)
                                                    ---------------------------
Net deferred tax assets                                 27,541       27,840

Deferred tax liabilities:
  Depreciation                                          15,425       16,639
  Insurance receivable                                  11,037       10,524
  Inventory                                              1,779        1,742
  Foreign taxes                                             --          958
  Postretirement benefit obligations                       572            -
  Other                                                  1,005        1,284
                                                    ---------------------------
Total deferred tax liabilities                          29,818       31,147
                                                    ---------------------------

Net deferred tax liability                            $ (2,277)    $ (3,307)
                                                    ===========================

Credit carryforwards consisted primarily of alternative minimum tax credits and state tax credits.

At December 31, 2006 and 2005, Congoleum had available federal net operating loss carry forwards of approximately $30.5 million and $12.7 million, respectively. These carry forwards were generated from Congoleum's losses and may be utilized to offset Congoleum's future taxable income. The Company has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized. The federal loss carry forwards will begin to expire in 2025.

                     American Biltrite Inc. and Subsidiaries

10. Income Taxes (continued)

As of December 31, 2006, the Company merged Janus with and into American Biltrite (Canada) Ltd. As a result of the merger, Janus' prior years' net operating losses may be utilized to reduce the Canadian division's taxable income in future periods. The Company recorded a deferred tax asset of $3.7 million. However, due to the uncertainty of the Canadian division's ability to generate sufficient future taxable income to utilize the net operating loss carry forwards, a full valuation allowance was also recorded. A significant portion of the net operating loss carry forwards expire in 2010.

The Company is subject to income taxes in the United States and certain foreign jurisdictions. Judgment is required in determining the consolidated provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

The components of income (loss) before the provision for income taxes (and other items) for the years ended December 31 were as follows (in thousands):

                                   2006              2005             2004
                               ------------------------------------------------

       Domestic                  $  (932)         $(17,328)         $ 1,870
       Foreign                     1,074              (966)          (1,062)
                               ------------------------------------------------

                                 $   142          $(18,294)         $   808
                               ================================================

During 2006, the Internal Revenue Service ("IRS") completed and closed its audit of Congoleum's income tax returns for the years 2000 through 2003. In December 2006, Congoleum entered into a closing agreement with the IRS, resulting in a benefit of $782 thousand from the reversal of previously established reserves for the years under audit. For the years ended December 31, 2005 and 2004, Congoleum recorded a tax benefit of $2.6 million and $2.5 million, respectively, primarily as a result of carry back claims for prior year expenditures for asbestos related liabilities.

During 2005, the IRS completed and closed its audits of American Biltrite Inc.'s income tax returns for the years 2000 through 2003. In December 2005, the Company entered into a closing agreement with the IRS for tax years 2000 through 2003, resulting in certain adjustments to our federal income tax liability for those years. Accordingly, the Company's 2005 tax provision was reduced by $1.6 million as a result of reversing previously established reserves.

                     American Biltrite Inc. and Subsidiaries

10. Income Taxes (continued)

Significant components of the benefit from income taxes for the years ended December 31 were as follows (in thousands):

                                        2006           2005            2004
                                   --------------------------------------------
Current:
  Federal                            $     24        $  (998)        $   159
  Foreign                                 618           (119)           (119)
  State                                    87            303             708
                                   --------------------------------------------
Total current                             729           (814)            748

Deferred:
  Federal                              (1,507)          (108)         (3,525)
  Foreign                                (309)          (132)           (257)
  State                                    70           (283)         (1,657)
  Valuation allowance                     408           (197)          3,010
                                   --------------------------------------------
Total deferred                         (1,338)          (720)         (2,429)
                                   --------------------------------------------

                                     $   (609)       $(1,534)        $(1,681)
                                   ============================================

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective rate of the Company's tax benefit for the years ended December 31 was as follows:

                                          2006           2005          2004
                                       ---------------------------------------

U.S. statutory rate                       34.0%         (34.0)%        34.0%
State income taxes, net of federal
  benefits and valuation allowance        33.1            1.8         (21.8)
Foreign tax rate difference               39.5            0.2          35.6
Non-deductible items                     104.2           (0.2)         17.1
Valuation allowance                      (14.8)          11.2         272.7
Benefit of net operating losses             --             --        (544.2)
Research and development credits         (33.8)            --            --
Reorganization expenses                     --           18.9            --
Prior year estimates                     276.1            1.4            --
Change in tax liability reserves        (844.4)          (7.5)           --
Other                                    (22.8)          (0.2)         (1.4)
                                       ---------------------------------------

Effective tax rate                      (428.9)%         (8.4)%      (208.0)%
                                       =======================================

                     American Biltrite Inc. and Subsidiaries

10. Income Taxes (continued)

Through December 31, 2006, the Company has not provided U.S. income taxes on approximately $18.1 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. The Company's current intention is to indefinitely reinvest accumulated earnings of its foreign subsidiaries, except in instances where the Company can remit such earnings without a significant associated tax cost. The Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to availability of U.S. foreign tax credits generated from such remittance.

During 2006 and 2005, the Company made net payments for income taxes of $0.7 million and $3.0 million, respectively. During 2004, the Company received net income tax refunds of $4.0 million.

11. Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in minimum pension liabilities in other comprehensive income. During 2006, the Company recognized the effects of adopting SFAS 158 in accumulated other comprehensive loss. Components of other comprehensive income
(loss) and the effects of adopting SFAS 158 for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

                                                2006         2005        2004
                                             -----------------------------------

Foreign currency translation adjustments      $    41      $   420     $  1,301
Change in additional minimum pension
   liability under SFAS 87                      1,296       (2,416)       1,839
                                             -----------------------------------
     Total included in other comprehensive
       income (loss)                            1,337       (1,996)       3,140
Cumulative adjustment for adoption of
   SFAS 158                                    (2,276)          --           --
Tax effect of SFAS 158 adjustment                (440)          --           --
                                             -----------------------------------
     Net change in accumulated other
       comprehensive loss                     $(1,379)     $(1,996)    $  3,140
                                             ===================================

During 2006, in accordance with SFAS 158, the Company determined the change in additional minimum pension liability under SFAS 87, prior to the adoption of SFAS 158. The change of $1.3 million is included as a component of other comprehensive income for the year ended December 31, 2006. Upon adoption of SFAS 158, the Company recognized a cumulative adjustment of $2.3 million, before taxes, in accumulated other comprehensive loss, reflecting the funded status of the ABI and Congoleum pension and postretirement plans as of December 31, 2006. The net adjustment increased accumulated other comprehensive loss and decreased total equity. The Company also recorded a net deferred tax liability of $440 thousand arising from the

                     American Biltrite Inc. and Subsidiaries

11. Other Comprehensive Income (continued)

cumulative adjustment of ABI's pension plans, some of which were overfunded as of December 31, 2006. Congoleum's benefit plans were underfunded as of December 31, 2006, resulting in a cumulative adjustment to accumulated other comprehensive loss of $3.8 million, with no tax effect due to a full valuation allowance recorded against its net deferred tax assets.

As of December 31, 2006 and 2005, the components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

                                                       2006             2005
                                                 -------------------------------

Foreign currency translation adjustments            $    342         $    301
Minimum pension liability                            (19,633)         (18,213)
                                                 -------------------------------

                                                    $(19,291)        $(17,912)
                                                 ===============================

12. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

                                               2006         2005          2004
                                             -----------------------------------
Numerator:
   Net income (loss)                          $  685      $(17,633)      $1,953
                                             ===================================
Denominator:
   Basic income per share:
     Weighted-average shares                   3,442         3,442        3,442
     Dilutive employee stock options              15            --           16
                                             -----------------------------------
   Diluted income per share:
       Adjusted weighted-average
         shares and assumed conversions        3,457         3,442        3,458
                                             ===================================

   Basic income (loss) per share              $ 0.20      $  (5.12)      $ 0.57
                                             ===================================

   Diluted income (loss) per share            $ 0.20      $  (5.12)      $ 0.54
                                             ===================================

Diluted earnings per share for the year ended December 31, 2004 includes the dilutive effect of Congoleum's stock options during the year. The impact of Congoleum's dilutive stock options was $0.02 per share and was determined based on Congoleum's diluted earnings per share of $0.35 for the year ended December 31, 2004. During 2006 and 2005, Congoleum's stock options had no effect on American Biltrite Inc.'s diluted earnings per share.

                     American Biltrite Inc. and Subsidiaries

13. Stock Option Plans

ABI Stock Plans

During 1999, ABI adopted a stock option plan, which permits the issuance of options to purchase up to 50,000 shares of ABI common stock to non-employee directors. Under the terms of the plan, options granted are nonqualified and are issued at a price equal to 100% of fair market value at the date of grant. Options granted under the plan are exercisable six months after the date of grant.

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights ("SARs"), limited SARs, restricted stock, restricted stock units and other stock-based awards of ABI to selected employees and independent contractors of the Company. The amended plan reserved 550,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (the "Committee") charged with administering the plan.

Under the terms of the stock award and incentive plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share on the date of grant, as determined by the Committee. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the exercise price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions that limit the sale and transfer of these SARs and restricted stock, participants are entitled to all the rights of a shareholder.

The following tables summarize information about ABI's stock options:

                                                    2006                        2005                        2004
                                         ------------------------------------------------------------------------------------
                                                       Weighted-                   Weighted-                    Weighted-
                                                        Average                     Average                      Average
                                                        Exercise                    Exercise                     Exercise
                                           Shares        Price        Shares         Price          Shares        Price
                                         ------------------------------------------------------------------------------------

Outstanding at beginning of year            483,000      $15.42        486,000      $15.42          228,500       $22.04
Granted                                       4,000       10.97          4,000        9.30          261,500         9.66
Exercised                                        --          --             --          --               --           --
Forfeited                                    (1,000)       9.65         (7,000)      11.65           (4,000)       16.64
                                           --------                   --------                     --------

Outstanding at end of year                  486,000       15.40        483,000       15.42          486,000        15.42
                                           ========                   ========                     ========

Options exercisable at end of year          482,000      $15.44        479,000      $15.42          223,300       $22.14
Available for grant at end of year           97,020                    100,020                       97,020

                     American Biltrite Inc. and Subsidiaries

13. Stock Option Plans (continued)

                                               Weighted-                             Weighted-       Weighted-Average
                          Outstanding at        Average        Exercisable at         Average           Remaining
        Range of           December 31,        Exercise         December 31,         Exercise        Contractual Life
     Exercise Price            2006              Price              2006               Price             (Years)
 -----------------------------------------------------------------------------------------------------------------------

    $ 7.10 -$14.00            273,500            $ 9.75            269,500             $ 9.74              7.35
    $14.01 -$17.25             21,000            $14.82             21,000             $14.82              3.07
    $17.26 -$23.625           191,500            $23.53            191,500             $23.53              0.40

The total fair value of ABI options that vested during 2006, 2005 and 2004 was $21 thousand, $266 thousand and $176 thousand, respectively. At December 31, 2006 and 2005, ABI had 4,000 options that vested on January 1st of the following year. The weighted-average grant date fair value of these unvested options was $5.16 and $3.95, respectively.

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

The following table summarizes information about Congoleum's stock options:

                                                    2006                      2005                        2004
                                         -----------------------------------------------------------------------------------
                                                       Weighted-                  Weighted-                    Weighted-
                                                        Average                    Average                      Average
                                                        Exercise                   Exercise                    Exercise
                                           Shares        Price        Shares        Price         Shares         Price
                                         -----------------------------------------------------------------------------------

Outstanding at beginning of year            692,000      $2.04         703,500      $1.99         668,000       $1.99
Granted                                       2,500       2.11           9,500       4.98          41,000        1.98
Canceled                                         --                         --                         --          --
Exercised                                      (600)      0.36         (11,200)      1.81            (400)       2.05
Forfeited                                   (32,900)      2.08          (8,300)      1.14          (5,100)       3.06
                                           ---------                  ---------                  ---------

Outstanding at end of year                  661,000       2.04         693,500       2.04         703,500        1.99
                                           =========                  =========                  =========


Weighted-average remaining contractual
  life of options outstanding (years)        5.73                       6.65                       7.64
Options exercisable at end of year          509,700       2.04         400,600       2.03         270,100        2.03
Available for grant at end of year          174,800                    142,900                    144,100

The total fair value of Congoleum options that vested during 2006, 2005 and 2004 was $223 thousand, $232 thousand and $203 thousand, respectively.

                     American Biltrite Inc. and Subsidiaries

13. Stock Option Plans (continued)

Stock option information related to nonvested shares for the Congoleum Stock Option Plans for the year ended December 31, 2006 was as follows:
                                                                  Weighted-
                                                               Average Grant
                                               Shares         Date Fair Value
                                             -----------------------------------

       Nonvested at December 31, 2005           292,900            $1.60
         Granted                                  2,500             1.68
         Vested                                (140,500)            1.66
         Forfeited                               (3,600)            1.50
                                             -------------

       Nonvested at December 31, 2006           151,300             1.55
                                             =============

The intrinsic value of stock options exercised during 2006 and stock options outstanding (whether or not then exercisable) and stock options outstanding and exercisable at December 31, 2006 under the ABI Stock Plans and the Congoleum Stock Option Plans were as follows (in thousands):
                                                  ABI             Congoleum
                                            ---------------   ------------------

       Exercised during 2006                     $ --               $  1
       Outstanding at December 31, 2006             7                 30
       Exercisable at December 31, 2006             7                 19

Upon exercise of stock options, ABI and Congoleum issue shares which are issuable upon such exercise from their respective treasury stock.

14. Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape division, jewelry, and a Canadian division that produces flooring and rubber products. The flooring segment consists of Congoleum, which manufactures vinyl and vinyl composition floor coverings and sells them primarily through floor covering distributors, to retailers and contractors for commercial and residential use. The tape division consists of two production facilities in the United States, and finishing and sales facilities in Belgium, Italy and Singapore. The tape division manufactures paper, film, HVAC, electrical, shoe, and other tape products for use in industrial and automotive markets. The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

Segment Profit and Assets

                                                                Years ended December 31
                                                        2006             2005              2004
                                                  ----------------------------------------------------
                                                                    (In thousands)
Revenues
Revenues from external customers:
    Flooring products                                   $219,474          $237,916         $229,650
    Tape products                                        102,971            96,103           85,560
    Jewelry                                               59,741            62,790           75,757
    Canadian division                                     53,351            48,363           42,902
                                                  ----------------------------------------------------
       Total revenues from external customers            435,537           445,172          433,869
Intersegment revenues:
    Flooring products                                         --                13               58
    Tape products                                             13                81              120
    Jewelry                                                   --                --               --
    Canadian division                                      5,311             5,144            6,207
                                                  ----------------------------------------------------
       Total intersegment revenues                         5,324             5,238            6,385
                                                  ----------------------------------------------------
         Total revenues                                  440,861           450,410          440,254
Reconciling items
    Intersegment revenues                                 (5,324)           (5,238)          (6,385)
                                                  ----------------------------------------------------
Total consolidated revenues                             $435,537          $445,172         $433,869
                                                  ====================================================

                     American Biltrite Inc. and Subsidiaries

14. Industry Segments (continued)

Approximately 50%, 48% and 48% of the Canadian division's revenues from external customers were for flooring products for 2006, 2005 and 2004, respectively. The remaining revenues from the Canadian division's external customers were from sale of rubber and other industrial products.

For 2006, 2005 and 2004, one customer of the flooring division accounted for 20%, 21% and 23%, respectively, of the Company's consolidated revenues. Another customer of the flooring division accounted for 14%, 15% and 14% of the Company's consolidated revenues for 2006, 2005 and 2004, respectively.

                                                                              Years ended December 31
                                                                      2006             2005              2004
                                                                ----------------------------------------------------
                                                                                  (In thousands)
Interest income
    Flooring products                                                $   515           $   438          $   114
    Tape products                                                         --                --                4
    Jewelry                                                               --                --                3
    Canadian division                                                    165                --               --
                                                                ----------------------------------------------------
Total segment interest revenue                                           680               438              121
    Corporate office interest revenue                                    189               201                7
                                                                ----------------------------------------------------
Total consolidated interest income                                   $   869           $   639          $   128
                                                                ====================================================

Interest expense
    Flooring products                                                $11,387           $10,411          $ 9,446
    Tape products                                                         41                95              106
    Jewelry                                                              940               456              416
    Canadian division                                                    726               649              575
                                                                ----------------------------------------------------
Total segment interest expense                                        13,094            11,611           10,543
    Corporate office interest expense                                    971             1,417            1,922
                                                                ----------------------------------------------------
Total consolidated interest expense                                  $14,065           $13,028          $12,465
                                                                ====================================================

Depreciation and amortization expense
    Flooring products                                                $10,478           $11,002          $11,428
    Tape products                                                      2,703             2,619            2,812
    Jewelry                                                            1,079               832              860
    Canadian division                                                  1,978             2,005            2,427
                                                                ----------------------------------------------------
Total segment depreciation and amortization                           16,238            16,458           17,527
    Corporate office depreciation                                          7                10               12
                                                                ----------------------------------------------------
Total consolidated depreciation and amortization                     $16,245           $16,468          $17,539
                                                                ====================================================

                     American Biltrite Inc. and Subsidiaries

14. Industry Segments (continued)

                                                                                    Years ended December 31
                                                                            2006              2005             2004
                                                                      ---------------------------------------------------
                                                                                        (In thousands)
Segment profit (loss)
    Flooring products                                                     $   (165)        $(24,150)         $    403
    Tape products                                                              536            1,101              (630)
    Jewelry                                                                    916            2,162             5,400
    Canadian division                                                          744           (1,673)           (2,264)
                                                                      ---------------------------------------------------
Total segment profit (loss)                                                  2,031          (22,560)            2,909
Reconciling items
    Corporate (expenses) income                                             (1,913)           4,154            (2,089)
    Intercompany profit                                                         24              112               (12)
                                                                      ---------------------------------------------------
Total consolidated earnings (loss) from continuing
   operations  before income taxes and other items                        $    142         $(18,294)         $    808
                                                                      ===================================================

Segment profit or loss is before income tax expense or benefit. The flooring products segment loss includes charges related to asbestos claims of $25.3 million in 2005 and $5.0 million in 2004. Corporate income for 2005 includes a gain of $2.3 million (before non-controlling interest) from the sale of a warehouse during the first quarter and an expense recovery of $2.9 million from an insurance settlement during the fourth quarter.

                                                                                    December 31
                                                                        2006           2005                2004
                                                                ----------------------------------------------------
                                                                                  (In thousands)
Segment assets
    Flooring products                                                 $184,202          $190,612         $212,882
    Tape products                                                       52,848            51,679           51,788
    Jewelry                                                             38,913            39,421           37,158
    Canadian division                                                   44,657            43,139           39,953
                                                                ----------------------------------------------------
Total segment assets                                                   320,620           324,851          341,781
Reconciling items
    Assets of discontinued operations                                       --             3,142            2,952
    Corporate office assets                                             32,008            33,080           22,577
    Intersegment accounts receivable                                   (20,677)          (20,650)         (11,558)
    Intersegment profit in inventory                                      (144)             (167)            (281)
    Intersegment other asset                                              (135)             (147)            (186)
                                                                ----------------------------------------------------
Total consolidated assets                                             $331,672          $340,109         $355,285
                                                                ====================================================

At December 31, 2005, assets of discontinued operations consisted primarily of a building and land in Ontario, Canada. During 2006, the Company sold the building and land for $5 million Canadian dollars (see Note 16).

                     American Biltrite Inc. and Subsidiaries

14. Industry Segments (continued)

The Jewelry segment assets include goodwill of $11.5 million and $11.7 million at December 31, 2006 and 2005, respectively. Corporate office assets decreased primarily as a result of a decrease in cash and cash equivalents. Proceeds from an insurance settlement received in late December 2005 were used to reduced the Company's borrowings in early January 2006.

                                                                Years ended December 31
                                                        2006             2005              2004
                                                ----------------------------------------------------
                                                                   (In thousands)
Additions to long-lived assets
    Flooring products                                 $  4,642          $  4,274        $  3,428
    Tape products                                          496               858             670
    Jewelry                                                442               578           1,105
    Canadian division                                      837             1,175             652
    Corporate office                                        --                --              --
                                                ----------------------------------------------------
Total additions to long-lived assets                  $  6,417          $  6,885        $  5,855
                                                ====================================================

Geographic Area Information

                                                                     December 31
                                                        2006             2005              2004
                                                ----------------------------------------------------
                                                                    (In thousands)
Long-lived assets by area
   United States                                      $129,718          $135,874         $146,078
   Canada                                               16,746            13,045           13,527
   Europe                                                  885               904            1,115
   Asia                                                  2,001             2,084            2,151
                                                ----------------------------------------------------
Total long-lived assets                               $149,350          $151,907         $162,871
                                                ====================================================

                                                                Years ended December 31
                                                        2006             2005              2004
                                                ----------------------------------------------------
                                                                    (In thousands)
Revenues from external customers
   United States                                      $349,547          $368,931         $361,410
   Canada                                               43,766            40,589           39,808
   Mexico                                                5,574             5,141            3,602
   Europe                                               20,652            17,950           17,494
   Asia                                                 13,769            10,743            9,153
   Other                                                 2,229             1,818            2,402
                                                ----------------------------------------------------
Total revenues from external customers                $435,537          $445,172         $433,869
                                                ====================================================

Revenues are attributed to regions based on the location of customers.

                     American Biltrite Inc. and Subsidiaries

15. Acquisition

On October 31, 2005, the Company acquired certain assets and assumed certain liabilities of JayRam, Inc., comprising of JayRam Inc.'s Jay Jewelry division, a Florida distributor of costume jewelry with a market focus on theme parks, tourist attractions and surf and beach shops. The purchase price consisted of $2.4 million, comprised of a cash payment of $1.4 million on the closing date and a note payable to the seller for $1.0 million, plus additional payments to the seller based on 25% of the acquired business's future earnings before interest, taxes, depreciation and amortization ("Jay Jewelry EBITDA") for a period of three years. The additional payment based on 2006 Jay Jewelry EBITDA was immaterial to the consolidated financial statements and will be finalized in accordance with the purchase agreement in the first quarter of 2007, at which time goodwill will be adjusted.

The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the closing date of the acquisition. The recorded fair value of tangible assets acquired and liabilities assumed were $690 thousand and $91 thousand, respectively. The purchase agreement includes a non-competition and non-solicitation agreement with the seller. The Company obtained a valuation for these intangible assets as well as the acquired trade name and customer list. The aggregate value of these assets was $1.4 million, resulting in goodwill of $426 thousand. During 2006, the seller and K&M agreed to a reduction in the purchase price based on a review of the assets and liabilities of the acquired company as of the acquisition date in accordance with the purchase agreement. The $1.0 million note payable and goodwill were reduced by $251 thousand. The note is payable in equal monthly installments through October 2008 with interest at 6%.

The values assigned to the amortizable intangible assets acquired and the amortization periods are as follows:

                                                   Value           Amortization
                                                 Assigned             Period
                                            -----------------------------------
                                              (In thousands)

Non-competition and non-solicitation
   agreement                                      $  616             2 years
Customer list                                        640             7 years
Trade name                                           119            15 years
                                            ------------------
                                                  $1,375
                                            ==================

Accumulated amortization as of December 31, 2006 and 2005 was $356 thousand and $51 thousand, respectively.

                     American Biltrite Inc. and Subsidiaries

15. Acquisition (continued)

Amortization expense for the years ended December 31, 2006 and 2005 was $305 thousand and $51 thousand, respectively. Amortization expense in each of the next five years is as follows (in thousands):

               2007                                  $   305
               2008                                      270
               2009                                       99
               2010                                       99
               2011                                       99

16. Discontinued Operations

During the second quarter of 2003, the Company reassessed operations at its Toronto, Canada subsidiary, Janus Flooring Corporation ("Janus"), a manufacturer of prefinished hardwood flooring, and decided to exit and dispose of this business before the end of 2003 due to its history of operating losses. In connection with this decision to exit and dispose of Janus, the Company recorded a charge of $8.5 million in the second quarter of 2003. Results of Janus, including this charge, have been reported as a discontinued operation.

As of December 31, 2005, the remaining liabilities of Janus were insignificant, and the primary remaining asset consisted of a building and land held for sale. In April 2006, the Company completed the sale of the building and land owned by Janus. The building and land were sold for $5.0 million Canadian dollars ("C$"). The Company received C$1.0 million in cash and a C$4.0 million note. Commissions and other expenses incurred in connection with the sale totaled C$200 thousand, resulting in net cash proceeds of C$800 thousand. Payment of the note is contingent upon obtaining an environmental certification on the land sold. In order to obtain that certification, the Company expects to incur approximately C$200 thousand to remediate the property. Remediation is expected to be completed during the first half of 2007. As of December 31, 2006, the Company has recorded a deferred gain of approximately C$1.1 million. The Company expects to recognize a final gain of approximately C$850 thousand after the completion of the remediation in 2007 and the incurrence of related expenses.

As a result of the sale of the building and land and the recording of the note receivable related to the sale, the discontinued operation was effectively dissolved during 2006. At December 31, 2006, the note receivable and deferred gain were included in the assets and liabilities of continuing operations.

As of December 31, 2006, the Company merged Janus with and into American Biltrite (Canada) Ltd., primarily for the purposes of utilizing Janus' prior years' net operating losses against future taxable income (see Note 10).

                     American Biltrite Inc. and Subsidiaries

17. Fair Value of Financial Instruments

The Company's consolidated cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and long-term debt are financial instruments. Congoleum's $100 million 8 5/8% Senior Notes due 2008 had a book value of $99.9 million and a fair market value of $91.0 million at December 31, 2006. The corresponding amounts at December 31, 2005 were a book value of $99.9 million and a fair market value of $63.5 million. The carrying value of the Company's remaining financial instruments approximates their fair value at December 31, 2006.

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

On September 29, 2006, American Biltrite Inc. entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest. The swap agreement for the Term Loan (the "Term Loan Swap") has a five-year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan. The swap agreement for the $6.0 million loan outstanding under the Revolver (the "Revolver Swap") has a three-year term with quarterly settlement dates beginning December 31, 2006. The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap. The Term Loan Swap and the Revolver Swap are carried at fair value. For the year ended December 31, 2006, the Company recorded a loss of $56 thousand for the change in the fair value of the swap agreements. Changes in the fair value of the swap agreements are recorded in Other income (expense).

                     American Biltrite Inc. and Subsidiaries

18. Quarterly Financial Information (Unaudited)

                                                             First          Second         Third        Fourth
                                                            Quarter         Quarter       Quarter       Quarter
                                                           -----------------------------------------------------
                                                                 (In thousands, except per share amounts)
2006
----
   Net sales                                                $111,721       $117,465      $108,474      $ 97,877
   Gross profit                                               28,357         29,186        26,899        23,510
   Income (loss) from continuing operations                      548            980          (858)           34
   Discontinued operations                                       (62)            36             6             1
   Net income (loss)                                             486          1,016          (852)           35

   Net income (loss) per share, basic:
       Income (loss) from continuing operations                 0.16           0.28         (0.25)         0.01
       Discontinued operations                                 (0.02)          0.01            --            --
       Net income (loss)                                        0.14           0.29         (0.25)         0.01
   Net income (loss) per share, diluted:
       Income (loss) from continuing operations                 0.16           0.28         (0.25)         0.01
       Discontinued operations                                 (0.02)          0.01            --            --
       Net income (loss)                                        0.14           0.29         (0.25)         0.01

2005(1)
-------
   Net sales                                                $107,424       $109,542      $114,152      $114,054
   Gross profit                                               28,568         27,609        28,311        26,360
   Income (loss) from continuing operations                      680        (14,646)        1,088        (4,518)
   Discontinued operations                                       (56)           (57)          (80)          (44)
   Net income (loss)                                             624        (14,703)        1,008        (4,562)

   Net income (loss) per share, basic:
       Income (loss) from continuing operations                 0.20          (4.25)         0.32         (1.31)
       Discontinued operations                                 (0.02)         (0.02)        (0.02)        (0.01)
       Net income (loss)                                        0.18          (4.27)         0.30         (1.32)
   Net income (loss) per share, diluted:
       Income (loss) from continuing operations                 0.19          (4.25)         0.31         (1.31)
       Discontinued operations                                 (0.02)         (0.02)        (0.02)        (0.01)
       Net income (loss)                                        0.17          (4.27)         0.29         (1.32)

(1) The second and fourth quarters of 2005 include asbestos-related charges of $15.5 million and $9.8 million, respectively, in Congoleum's selling, general and administrative expenses for costs related to Congoleum's reorganization plan. The impact of these charges to American Biltrite's basic and diluted earnings per share for the second and fourth quarters was $4.50 and $2.85, respectively.

             Report of Registered Independent Public Accounting Firm


Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)" and as discussed in Notes 1 and 13 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123 (Revised 2004), "Share-Based Payment".

                                                     /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 21, 2007

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on this evaluation, the Company's CEO and CFO concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to the Company's CEO and CFO by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC), which is included in the Company's written code of conduct or corporate policies, that applies to the principal executive officer, principal financial officer, principal accounting officer, controller and all other employees of the Company. The text of the Company's code of ethics is posted on our Internet website www.ambilt.com or may be obtained without charge by sending a written request to Mr. Henry W. Winkleman, Secretary of the Company, at the Company's office at 57 River Street, Wellesley Hills, Massachusetts 02481. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial and accounting officer or controller by posting such information on our website at www.ambilt.com.

Other information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 8, 2007, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 8, 2007, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference in part to Item 5 of this Annual Report on Form 10-K and in part to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 8, 2007, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 8, 2007, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 8, 2007, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   List of Financial Statements and Financial Statement Schedules

      (1) The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

                  Consolidated Balance Sheets with Consolidating Details -
                     December 31, 2006 and 2005, pages 48 & 49

                  Consolidated Statements of Operations with Consolidating
                     Details - Years ended December 31, 2006, 2005 and 2004, page 50

                  Consolidated Statements of Cash Flows with Consolidating
                     Details - Years ended December 31, 2006, 2005 and 2004, page 51 & 52

                  Consolidated Statements of Stockholders' Equity -
                     Years ended December 31, 2006, 2005 and 2004, page 53

                  Notes to Consolidated Financial Statements, pages 54
                  through 115

      (2)   The following financial statement schedule is included in Item 15(c)

                  SCHEDULE II - Valuation and Qualifying Accounts

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)   Listing of Exhibits

            The listing of exhibits required under this item is incorporated herein by reference to pages 123 through 130 of this Form 10-K.

(b) Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c) Financial Statement Schedule: The required consolidated financial statement schedule is included on page 120 of this Form 10-K.

                     American Biltrite Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 2006, 2005 and 2004

                            (In thousands of dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                   COL. A                           COL. B       COL. C        COL. D      COL. E       COL. F         COL. G
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                               -------------------------------------
                                                                             Charged to
                                                  Balance at   Charged to       Other
                                                 Beginning of   Costs and    Accounts --              Deductions -    Balance at
                 Description                        Period      Expenses      Describe      Other       Describe    End of Period
-----------------------------------------------------------------------------------------------------------------------------------

2006
   Allowances for doubtful accounts and cash
     discounts                                       $2,820       $3,627                                $3,377(A)       $3,070
                                                 ==================================================================================

2005
   Allowances for doubtful accounts and cash
     discounts                                       $2,745       $2,922                                $2,847 (A)      $2,820
                                                 ==================================================================================

2004
   Allowances for doubtful accounts and cash
     discounts                                       $2,615       $2,648                                $2,518 (A)      $2,745
                                                 ==================================================================================

(A)   Represents accounts charged off during the year, net of recoveries.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN BILTRITE INC.

                                (Registrant)


Date: March 27, 2007        by: /s/ Howard N. Feist III
      -----------------         ------------------------------------------------
                                Howard N. Feist III, Vice President
                                Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 2007        by: /s/ Roger S. Marcus
      -----------------         ------------------------------------------------
                                Roger S. Marcus, Chairman of the Board,
                                Chief Executive Officer and Director

Date: March 27, 2007        by: /s/ Richard G. Marcus
      -----------------         ------------------------------------------------
                                Richard G. Marcus, President,
                                Chief Operating Officer and Director

Date: March 27, 2007        by: /s/ William M. Marcus
      -----------------         ------------------------------------------------
                                William M. Marcus, Executive Vice President,
                                Treasurer, Chairman of the Executive
                                Committee and Director

Date: March 27, 2007        by: /s/ Leo R. Breitman
      -----------------         ------------------------------------------------
                                Leo R. Breitman, Director

Date: March 27, 2007        by: /s/ Gilbert K. Gailius
      -----------------         ------------------------------------------------
                                Gilbert K. Gailius, Director

Date: March 27, 2007        by: /s/ John C. Garrels III
      -----------------         ------------------------------------------------
                                John C. Garrels III, Director

Date: March 27, 2007        by: /s/ Frederick H. Joseph
      -----------------         ------------------------------------------------
                                Frederick H. Joseph, Director

Date: March 27, 2007        by: /s/ Mark N. Kaplan
      -----------------         ------------------------------------------------
                                Mark N. Kaplan, Director

Date: March 27, 2007        by: /s/ James S. Marcus
      -----------------         ------------------------------------------------
                                James S. Marcus, Director

Date: March 27, 2007        by: /s/ Natalie S. Marcus
      -----------------         ------------------------------------------------
                                Natalie S. Marcus, Director

Date: March 27, 2007        by: /s/ Kenneth I. Watchmaker
      -----------------         ------------------------------------------------
                                Kenneth I. Watchmaker, Director

Date: March 27, 2007        by: /s/ Howard N. Feist III
      -----------------         ------------------------------------------------
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

INDEX OF EXHIBITS

 Exhibit No.                         Description
--------------------------------------------------------------------------------

3 (1) VII         Restated Certificate of Incorporation

3 (2) I           By-Laws, amended and restated as of September 11, 2004

4 (1) XIX         Amended and Restated Credit Agreement, dated as of
                  September 25, 2006, among American Biltrite Inc., K&M
                  Associates L.P., and American Biltrite (Canada) Ltd., Bank of
                  America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

4 (2)XX           Amendment No. 1 to Amended and Restated Credit
                  Agreement, dated as of November 7, 2006, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

4 (3)XIV Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4 (4)XV Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

4 (5)XIV Guarantee Agreement dated as of October 14, 2003, among Abtre, Inc., Aimpar, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet National Bank

4 (6)XV Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America company, as domestic agent

4 (7)XV Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (8)XV Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (9)XV Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

 Exhibit No.                         Description
--------------------------------------------------------------------------------

4 (10)  XV        Deed of Hypothec and Issue of Mortgage Bonds, dated May 20,
                  2005, by American Biltrite (Canada) Ltd. in favor of Bank of
                  America, National Association

4 (11)  XV        Hypothec and Pledge of Bonds, dated May 20, 2005, between
                  American Biltrite (Canada) Ltd. and Bank of America, National
                  Association

4 (12)  I         Indenture, dated as of August 3, 1998, by and between
                  Congoleum Corporation and First Union National Bank, as trustee

4 (13)  I         First Supplemental Indenture, dated as of March 28, 2003,
                  between Congoleum Corporation and Wachovia Bank, National
                  Association (as successor to First Union National Bank), as trustee

4 (14)  I         Second Supplemental Indenture, dated as of August 7, 2003, between Congoleum Corporation and Wachovia Bank, National
                  Association (as successor to First Union National Bank), as trustee

4 (15) Instrument of Resignation, Appointment and Acceptance dated as of November 15, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee.

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

10 (3)  VIII, II  1993 Stock Award and Incentive Plan as Amended and Restated as
                  of March 4, 1997

10 (4)  VI        K&M Associates L.P. Amended and Restated Agreement of Limited
                  Partnership

10 (5)  XVIII     Amendment No. 1 to Amended and Restated Agreement of Limited
                  Partnership of K&M Associates L.P., dated as of January 1,
                  2006

10 (6)  V         Purchase Agreement dated as of March 31, 1995 by and among
                  Ocean State Jewelry, Inc. and certain limited partners of K&M
                  Associates L.P.

10 (7)  V         Agreement and Plan of Merger dated as of April 1, 1995 by and among the Company, Jewelco Acquisition Co., Inc., AIMPAR,
                  Inc., Arthur I. Maier, Bruce Maier and Edythe J. Wagner

10 (8)  V         Agreement and Plan of Merger dated as of May 3, 1995 by and among the Company, Zirconia Acquisition Co., Inc., Wilbur A.
                  Cowett Incorporated and Wilbur A. Cowett

 Exhibit No.                         Description
--------------------------------------------------------------------------------

10 (9)  VII, II   Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus
                  Irrevocable Insurance Trust of 1990 Dated June 1, 1990

10 (10)  VII, II  Split-Dollar Agreement dated as of January 9, 1997 by and between American Biltrite Inc. and Joseph D. Burns

10 (11)  VII, II  Description of Supplemental Retirement Benefits for Gilbert K.
                  Gailius

10 (12)  IX       American Biltrite 1999 Stock Option Plan for Non-Employee
                  Directors

10 (13)  X, II    Description of Employment Arrangement for Gilbert K. Gailius.

10 (14)  XI, II   Split-Dollar Agreement dated as of November 20, 2000 by and between American Biltrite Inc. and Howard N. Feist III

10 (15)  XII      Personal Services Agreement, dated as of March 11, 1993, by and between Congoleum Corporation and the Company; First
                  Amendment dated as of February 8, 1995; Second Amendment dated as of November 15, 1996; Third Amendment dated as of March 10,
                  1998; Fourth Amendment dated as of November 7, 2002

10 (16)  XIX      Amended and Restated Credit Agreement, dated as of September
                  25, 2006, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National
                  Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National
                  Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10 (17)  XX       Amendment No. 1 to Amended and Restated Credit Agreement,
                  dated as of November 7, 2006, among American Biltrite Inc, K&M
                  Associates L.P., and American Biltrite (Canada) Ltd., Bank of
                  America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10 (18)  XIV      Security Agreement, dated as of October 14, 2003, among
                  American Biltrite Inc., K&M Associates L.P., Fleet National
                  Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

10 (19)  XV       Intercreditor and Collateral Agency Agreement, dated as of May
                  20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet
                  National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American
                  Biltrite Inc. and certain of its domestic guarantor subsidiaries

 Exhibit No.                         Description
--------------------------------------------------------------------------------

10 (20)  XIV      Guarantee Agreement dated as of October 14, 2003, among Abtre,
                  Inc., Aimpar, Inc., American Biltrite Intellectual Properties,
                  Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean
                  State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet
                  National Bank

10 (21)  XV       Joinder Agreement, dated as of May 20, 2005, between Abimex,
                  LLC and Fleet National Bank, a Bank of America company, as domestic agent

10 (22)  XV       Joinder Agreement, dated as of May 20, 2005, between ABItalia,
                  Inc. and Fleet National Bank, a Bank of America company, as domestic agent

10 (23)  XV       Joinder Agreement, dated as of May 20, 2005, between American
                  Biltrite Far East, Inc. and Fleet National Bank, a Bank of
                  America company, as domestic agent

10 (24)  XV       Joinder Agreement, dated as of May 20, 2005, between K&M
                  Legendary Services, Inc and Fleet National Bank, a Bank of
                  America company, as domestic agent

10 (25)  XV       Deed of Hypothec and Issue of Mortgage Bonds, dated May 20,
                  2005, by American Biltrite (Canada) Ltd. in favor of Bank of
                  America, National Association

10 (26)  XV       Hypothec and Pledge of Bonds, dated May 20, 2005, between
                  American Biltrite (Canada) Ltd. and Bank of America, National
                  Association

10 (27)  XVI      Form of Stock Option Agreement for American Biltrite Inc.'s
                  1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997

10 (28)  XVI      Form of Stock Option Agreement for American Biltrite Inc.'s
                  1999 Stock Option Plan for Non-Employee Directors

10 (29)  XIII     Settlement Agreement Between Congoleum Corporation and Various
                  Asbestos Claimants dated April 10, 2003

10 (30)  XIII     First Amendment to Settlement Agreement Between Congoleum
                  Corporation and Various Asbestos Claimants dated June 6, 2003

10 (31)  XIII     Collateral Trust Agreement, dated April 16, 2003, by and
                  between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral
                  Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (32)  XIII     First Amendment to Collateral Trust Agreement, dated June 6,
                  2003, by and between Congoleum Corporation, Arthur J.
                  Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

 Exhibit No.                         Description
--------------------------------------------------------------------------------

10 (33)  XIII     Security Agreement, dated April 16, 2003, by and between
                  Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (34)  XIII     Second Security Agreement, dated April 17, 2003, by and
                  between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral
                  Trust

10 (35)  XIII     Termination Agreement, dated June 6, 2003, by and between
                  Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (36)  XIII     Superseding Security Agreement, dated June 11, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral
                  Trust

10 (37)  I        Loan and Security Agreement, dated December 10, 2001 by and between Congress Financial Corporation and Congoleum
                  Corporation

10 (38)  I        Amendment No. 1 to Loan and Security Agreement, dated
                  September 24, 2002, by and between Congress Financial
                  Corporation and Congoleum Corporation

10 (39)  I        Amendment No. 2 to Loan and Security Agreement, dated as of
                  February 27, 2003, by and between Congress Financial
                  Corporation and Congoleum Corporation

10 (40)  I        Ratification and Amendment Agreement dated January 7, 2004, by and between Congoleum Corporation and Congress Financial
                  Corporation

10 (41)  I        Amendment No. 1 to Ratification and Amendment Agreement and
                  Amendment No. 3 to Loan and Security Agreement

10 (42) Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement

10(43) Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement

10 (44)  XXI      Amendment No. 4 to Ratification and Amendment Agreement and
                  Amendment No. 6 to Loan and Security Agreement

10 (45) Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement

 Exhibit No.                         Description
--------------------------------------------------------------------------------

10 (46) Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement

21 (1) Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation or organization and the name under which each subsidiary does business)

23 (1)            Consent of Independent Registered Public Accounting Firm

31 (1) Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31 (2) Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1)  XX        Eleventh Modified Joint Plan of Reorganization Under Chapter
                  11 of the Bankruptcy Code of Congoleum Corporation, et al., and the Asbestos Claimants' Committee, dated as of October 23, 2006, including the exhibits thereto

99 (2)  XX        Proposed Disclosure Statement with respect to Eleventh
                  Modified Joint Plan of Reorganization Under Chapter 11 of the
                  Bankruptcy Code of Congoleum Corporation, et al., and Asbestos
                  Claimants' Committee, dated as of October 23, 2006, including the exhibits thereto (except Exhibit A thereto, which is included at Exhibit 99 (1) above)

99 (3)  XV        Settlement Agreement and Release, dated June 18, 2004, by and between Congoleum Corporation and Liberty Mutual Insurance
                  Company

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

99 (7)  XVI       Settlement Agreement and Release dated August 3, 2005 by,
                  between and among Congoleum Corporation and Federal Insurance
                  Company

 Exhibit No.                         Description
--------------------------------------------------------------------------------

99 (8) XVI        Confidential Settlement Agreement and Release dated September
                  30, 2005 among Congoleum Corporation, the Plan Trust and Mt.
                  McKinley Insurance Company and Everest Reinsurance Company

99 (9) XVII       Settlement Agreement and Release by and between Congoleum
                  Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company

99 (10) XVII      Settlement and Policy Buyback Agreement and Release by and
                  among Congoleum Corporation, the Plan Trust, American Biltrite
                  Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and
                  Marine Insurance Company

99 (11) XVII      Settlement Agreement, made as of April 27, 2006, by and
                  between Congoleum Corporation and Fireman's Fund Insurance
                  Company

99 (12) XX        Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Indemnity Company and its affiliates

99 (13)           Press release dated November 9, 2006

              -------------------------------------------------------------

I Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

II Compensatory plans required to be filed as exhibits pursuant to Item 15 of Form 10-K.

III Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on December 21, 1992. (1-4773)

IV Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on March 25, 1993. (1-4773)

V Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K as amended by the Form 8-K/A filed respectively on May 17, 1995 and July 17, 1995. (1-4773)

VI Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. (1-4773)

VII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (1-4773)

VIII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997. (1-4773)

IX Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

X Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

XI Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

XII Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

XIII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

XIV Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on October 17, 2003.

XV Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

XVI Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

XVII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

XVIII Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

XIX Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on September 27, 2006.

XX Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

XXI Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.