Form 10-Q
period 2007-03-31
AMERICAN BILTRITE INC
filed 2007-05-14
CIK 4611

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2007                   Commission File Number 1-4773

                             AMERICAN BILTRITE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     04-1701350
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                                 57 River Street
                    Wellesley Hills, Massachusetts 02481-2097
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (781) 237-6655
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at May 9, 2007
------------------------------------         -----------------------------------
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

                             AMERICAN BILTRITE INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidating Condensed Balance Sheets - Assets as of
                 March 31, 2007 (unaudited) and December 31, 2006..............1

                 Consolidating Condensed Balance Sheets - Liabilities and Stockholders' Equity as of March 31, 2007 (unaudited)
                 and December 31, 2006.........................................2

                 Consolidating Condensed Statements of Operations (unaudited)
                 for the three months ended March 31, 2007 and 2006............3

                 Consolidating Condensed Statements of Cash Flows -
                 Operating Activities (unaudited) for the three months
                 ended March 31, 2007 and 2006.................................4

                 Consolidating Condensed Statements of Cash Flows -
                 Investing & Financing  Activities (unaudited) for the
                 three months ended March 31, 2007 and 2006....................5

                 Notes to Unaudited Consolidating Condensed Financial
                 Statements....................................................6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................30

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..................................................44

         Item 4. Controls and Procedures......................................45


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................46

         Item 1A Risk Factors.................................................46

         Item 3. Defaults Upon Senior Securities..............................55

         Item 5. Other Information............................................55

         Item 6. Exhibits.....................................................56

         Signature............................................................57

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                              ABI Consolidated                  Eliminations
                                         March 31,      December 31,     March 31,      December 31,
                                           2007             2006           2007             2006
                                      ----------------------------------------------------------------
                                        (Unaudited)                     (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents            $ 20,186        $ 21,180
  Restricted cash                         8,783           9,656
  Accounts receivable, net               43,655          40,791           $(111)          $(226)
  Inventories                            83,293          80,471            (140)           (143)
  Deferred income taxes                   1,818           1,818
  Prepaid expense & other current
   assets                                26,759          28,406
                                      ----------------------------------------------------------------
   Total current assets                 184,494         182,322            (251)           (369)

Property, plant & equipment, net        103,225         106,380

Other assets:
  Insurance for asbestos-related
   liabilities                            9,320           9,320
  Goodwill, net                          11,490          11,475
  Other assets                           22,117          22,175            (126)           (135)
                                      ----------------------------------------------------------------
                                         42,927          42,970            (126)           (135)
                                      ----------------------------------------------------------------

Total assets                           $330,646        $331,672           $(377)          $(504)
                                      ================================================================

                                                  Congoleum                 American Biltrite
                                          March 31,      December 31,   March 31,      December 31,
                                            2007             2006         2007             2006
                                      -----------------------------------------------------------------
                                         (Unaudited)                    (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents             $ 17,543        $ 18,591        $  2,643        $  2,589
  Restricted cash                          8,783           9,656
  Accounts receivable, net                18,249          17,598          25,517          23,419
  Inventories                             34,752          34,220          48,681          46,394
  Deferred income taxes                                                    1,818           1,818
  Prepaid expense & other current
   assets                                 24,471          25,610           2,288           2,796
                                      -----------------------------------------------------------------
   Total current assets                  103,798         105,675          80,947          77,016

Property, plant & equipment, net          65,487          67,757          37,738          38,623

Other assets:
  Insurance for asbestos-related
   liabilities                                                             9,320           9,320
  Goodwill, net                                                           11,490          11,475
  Other assets                            10,806          10,770          11,437          11,540
                                      -----------------------------------------------------------------
                                          10,806          10,770          32,247          32,335
                                      -----------------------------------------------------------------

Total assets                            $180,091        $184,202        $150,932        $147,974
                                      =================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                              ABI Consolidated               Eliminations
                                         March 31,      December 31,   March 31,      December 31,
                                           2007             2006         2007             2006
                                      ----------------------------------------------------------------
                                        (Unaudited)                     (Unaudited)
Liabilities
Current liabilities:
  Accounts payable                    $ 21,915        $ 21,769        $    (111)      $    (226)
  Accrued expenses                      34,601          37,411
  Asbestos-related liabilities          10,372          13,950
  Notes payable                         35,459          31,284
  Current portion of long-term debt      2,426           2,424
  Liabilities subject to compromise     37,377          34,602
                                      ----------------------------------------------------------------
   Total current liabilities           142,150         141,440             (111)           (226)

Long-term debt, less current portion     8,401           8,971
Asbestos-related liabilities            10,420          10,300
Other liabilities                       15,153          15,441
Noncontrolling interests                   988           1,087
Liabilities subject to compromise      136,000         136,398             (126)           (135)
                                      ----------------------------------------------------------------
   Total liabilities                   313,112         313,637             (237)           (361)

Stockholders' equity
  Common stock                              46              46              (93)            (93)
  Additional paid-in capital            19,591          19,591          (49,354)        (49,349)
  Retained earnings                     32,085          32,821           35,383          35,376
  Accumulated other comprehensive
   loss                                (19,056)        (19,291)           6,111           6,110
  Less treasury shares                 (15,132)        (15,132)           7,813           7,813
                                      ----------------------------------------------------------------
  Total stockholders' equity            17,534          18,035             (140)           (143)
                                      ----------------------------------------------------------------
   Total liabilities and
     stockholders' equity             $330,646        $331,672        $    (377)      $    (504)
                                      ================================================================

                                                  Congoleum                 American Biltrite
                                          March 31,      December 31,   March 31,      December 31,
                                            2007             2006         2007             2006
                                      ---------------------------------------------------------------
                                        (Unaudited)                     (Unaudited)
Liabilities
Current liabilities:
  Accounts payable                     $ 11,643        $ 10,654        $ 10,383        $ 11,341
  Accrued expenses                       18,521          22,301          16,080          15,110
  Asbestos-related liabilities           10,372          13,950
  Notes payable                          12,951          12,715          22,508          18,569
  Current portion of long-term debt                                       2,426           2,424
  Liabilities subject to compromise      37,377          34,602
                                      ---------------------------------------------------------------
   Total current liabilities             90,864          94,222          51,397          47,444

Long-term debt, less current portion                                      8,401           8,971
Asbestos-related liabilities                                             10,420          10,300
Other liabilities                                                        15,153          15,441
Noncontrolling interests                                                    988           1,087
Liabilities subject to compromise       136,126         136,533
                                      ---------------------------------------------------------------
   Total liabilities                    226,990         230,755          86,359          83,243

Stockholders' equity
  Common stock                               93              93              46              46
  Additional paid-in capital             49,354          49,349          19,591          19,591
  Retained earnings                     (65,077)        (64,726)         61,779          62,171
  Accumulated other comprehensive
   loss                                 (23,456)        (23,456)         (1,711)         (1,945)
  Less treasury shares                   (7,813)         (7,813)        (15,132)        (15,132)
                                      ---------------------------------------------------------------
  Total stockholders' equity            (46,899)        (46,553)         64,573          64,731
                                      ---------------------------------------------------------------
   Total liabilities and
     stockholders' equity              $180,091        $184,202        $150,932        $147,974
                                      ===============================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               For the Three Months Ended March 31, 2007 and 2006
    (In thousands of dollars, except number of shares and per share amounts)

                                               ABI Consolidated         Eliminations          Congoleum          American Biltrite
                                              2007           2006    2007         2006     2007        2006      2007          2006
                                             --------------------------------------------------------------------------------------

Net sales                                    $ 100,031    $ 111,721                      $ 49,315   $ 57,237   $ 50,716    $ 54,484

Cost of products sold                           74,195       83,364   $(183)   $  (127)    37,316     43,960     37,062      39,531
Selling, general & administrative expenses      23,254       24,390                         9,451     10,396     13,803      13,994
                                             --------------------------------------------------------------------------------------
Income (loss) from operations                    2,582        3,967     183        127      2,548      2,881       (149)        959
Other income (expense)
   Interest income                                 156          244                           124        157         32          87
   Interest expense                             (3,548)      (3,414)                       (2,981)    (2,734)      (567)       (680)
   Other (expense) income                          (48)          14    (181)      (104)       (42)       (42)       175         160
                                             --------------------------------------------------------------------------------------
                                                (3,440)      (3,156)   (181)      (104)    (2,899)    (2,619)      (360)       (433)
                                             --------------------------------------------------------------------------------------
(Loss) income before taxes and other items        (858)         811       2         23       (351)       262       (509)        526

(Benefit from) provision for income taxes         (122)         247                            --         51       (122)        196
Noncontrolling interests                            (5)         (16)                                                 (5)        (16)
                                             --------------------------------------------------------------------------------------
(Loss) income from continuing operations          (741)         548       2         23       (351)       211       (392)        314
Discontinued operation                              --          (62)                                                 --         (62)
                                             --------------------------------------------------------------------------------------

Net (loss) income                            $    (741)   $     486   $   2    $    23   $   (351)  $    211   $   (392)   $    252
                                             ======================================================================================

                                                     Basic                           Diluted
                                             2007             2006             2007             2006
                                        ------------------------------    ------------------------------
(Loss) income per common share from
  continuing operations                 $       (0.22)   $        0.16    $       (0.22)   $        0.16
Discontinued operation                             --            (0.02)              --            (0.02)
                                        ------------------------------    ------------------------------

  Net (loss) income per common share    $       (0.22)   $        0.14    $       (0.22)   $        0.14
                                        ==============================    ==============================

Weighted average number of common and
  equivalent shares outstanding             3,441,551        3,441,551        3,441,551        3,468,537
                                        ==============================    ==============================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
     CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS - OPERATING ACTIVITIES
         (Unaudited) For the Three Months Ended March 31, 2007 and 2006
                           (In thousands of dollars)

                                                    ABI Consolidated      Eliminations         Congoleum          American Biltrite
                                                   2007         2006     2007      2006     2007        2006      2007        2006
                                                  ---------------------------------------------------------------------------------
Operating activities
  Net (loss) income                               $  (741)   $    486   $    2   $     23  $  (351)   $    211   $  (392)   $   252
  Net loss from discontinued operation                 --          62                                                 --         62
                                                  ---------------------------------------------------------------------------------
   (Loss) income from continuing operations          (741)        548        2         23     (351)        211      (392)       314
  Adjustments to reconcile net (loss) income to
   net cash used by operating activities:
   Depreciation and amortization                    4,098       4,086                        2,750       2,661     1,348      1,425
   Stock compensation expense                           5          55                            5          55        --         --
   Change in operating assets and liabilities:
     Accounts and notes receivable                 (2,489)     (8,818)      11       (343)    (651)     (5,745)   (1,849)    (2,730)
     Inventories                                   (2,502)     (4,762)      (2)       (23)    (532)     (3,894)   (1,968)      (845)
     Prepaid expenses and other assets              2,539       1,446                        2,022       1,257       517        189
     Accounts payable and accrued expenses            (53)        852      (11)       343       47         928       (89)      (419)
     Asbestos-related expenses                     (4,657)     (5,853)                      (4,657)     (5,853)
     Noncontrolling interests                         (99)       (183)                                               (99)      (183)
     Other                                           (496)       (205)                        (406)       (382)      (90)       177
                                                  ---------------------------------------------------------------------------------
   Net cash used by operating activities of
     continuing operations                         (4,395)    (12,834)      --         --   (1,773)    (10,762)   (2,622)    (2,072)
   Net cash used by operating activities of
     discontinued operations                           --         (59)                                                --        (59)
                                                  ---------------------------------------------------------------------------------

   Net cash used by operating activities          $(4,395)   $(12,893)  $   --   $     --  $(1,773)   $(10,762)  $(2,622)   $(2,131)
                                                  =================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                        INVESTING & FINANCING ACTIVITIES
                                   (Unaudited)
               For the Three Months Ended March 31, 2007 and 2006
                            (In thousands of dollars)

                                                   ABI Consolidated      Eliminations           Congoleum        American Biltrite
                                                  2007         2006     2007      2006      2007         2006    2007         2006
                                                 ----------------------------------------------------------------------------------
Investing activities
  Investments in property, plant and equipment   $   (656)  $   (920)   $   --   $   --   $   (384)   $   (502)  $  (272)   $  (418)
                                                 ----------------------------------------------------------------------------------
   Net cash used by investing activities of
     continuing operations                           (656)      (920)       --       --       (384)       (502)     (272)      (418)

Financing activities
  Net short-term borrowings                         4,093      1,799                           236       1,886     3,857        (87)
  Payments on long-term debt                         (573)       (75)                                               (573)       (75)
  Net change in restricted cash                       873       (474)                          873        (474)
                                                 ----------------------------------------------------------------------------------
   Net cash provided (used) by financing
     activities of continuing operations            4,393      1,250        --       --      1,109       1,412     3,284       (162)
Effect of foreign exchange rate changes
  on cash                                            (336)       (40)                                               (336)       (40)
                                                 ----------------------------------------------------------------------------------
  Net (decrease) increase in cash                    (994)   (12,603)       --       --     (1,048)     (9,852)       54     (2,751)
Cash and cash equivalents at beginning
  of period                                        21,180     29,184                        18,591      24,511     2,589      4,673
                                                 ----------------------------------------------------------------------------------

Cash and cash equivalents at end of period       $ 20,186   $ 16,581    $   --   $   --   $ 17,543    $ 14,659   $ 2,643    $ 1,922
                                                 ==================================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the proposed amended plan of reorganization of Congoleum Corporation, a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2007. For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidating balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Historical financial results were restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation. In April 2006, the Company completed the sale of Janus' remaining building and land (see Note C). As a result of the sale of property, the discontinued operation was effectively dissolved during 2006. As of December 31, 2006, the Company merged Janus with and into American Biltrite (Canada) Ltd. ("AB Canada"), primarily for the purposes of utilizing Janus' prior years' net operating losses against future taxable income.

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

In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the trust to be formed upon confirmation of the plan under Section 524(g) of the Bankruptcy Code to pay asbestos claims against Congoleum (the "Plan Trust").

In July 2005, Congoleum filed an amended plan of reorganization (the "Sixth Plan") and related documents with the Bankruptcy Court which reflected the result of plan modification negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and subsequently withdrew the Sixth Plan.

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Bondholders' Committee (the "Bondholders' Committee") (representing holders of Congoleum's 8-5/8% Senior Notes due

August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, Congoleum's controlling shareholder, on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, the Bondholders' Committee withdrew its support of CNA's plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan"), which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's rulings on the summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that neither the Tenth Plan nor the CNA Plan is confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum and other parties in interest resumed reorganization plan mediation discussions seeking to resolve the plan confirmation issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court"). Given the pending plan mediation discussions and Congoleum's appeal, the outcome of Congoleum's plan of reorganization process remains uncertain.

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

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note J.

Although there can be no assurances, the Company believes that there is reasonable basis to expect it will maintain control of Congoleum during the pendency of Congoleum's reorganization proceedings. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses.

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

Recently Issued Accounting Principles

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. The Company's unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company's income tax provision in future periods. Changes in the Company's unrecognized tax benefits during the three months ended March 31, 2007 were immaterial. Furthermore, the Company does not expect such changes in the next twelve months to be material to the Company's financial position or results of operation.

For tax return purposes, ABI and Congoleum are not part of a consolidated group and, consequently, file separate federal and state tax returns. ABI's and Congoleum's federal income tax returns are open and subject to examination from the 2004 and 2003 tax return years and forward, respectively. ABI's and Congoleum's various state income tax returns are generally open from the 2002 and later tax return years based on individual state statute of limitations. Congoleum's tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit when such carryforwards are utilized to offset taxable income in future periods. AB Canada's federal and provincial tax returns are open and subject to examination from 2002 and later.

The Company records tax penalties and interest as a component of income tax expense.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS No. 87, Employers Accounting for Pensions ("SFAS 87"), SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits ("SFAS 88"), SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"), and SFAS No. 132R, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003) ("SFAS 132R"). SFAS 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. This standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision was effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.

The adoption of SFAS 158 had no effect on the Company's consolidated statement of income for the year ended December 31, 2006, and it will not affect the Company's operating results in future periods. The incremental effects of adopting the provisions of SFAS 158 on the Company's consolidated balance sheet at December 31, 2006 are presented in the following table.

                                                       Prior to           Effect of
                                                   Adopting SFAS 158  Adopting SFAS158    As Reported
                                                   -----------------  ----------------    -----------
                                                                       (in thousands)

Other assets, non-current                              $     --          $ 1,316          $  1,316
Accrued benefit liability - other liabilities,
  non-current                                            (3,169)             199            (2,970)
Accrued benefit liability - liabilities subject to
  compromise                                            (21,375)          (3,791)          (25,166)
Deferred taxes                                             (199)            (440)             (639)
Accumulated other comprehensive loss                     16,917            2,716            19,633

Note B - Inventories

Inventories at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

                                          March 31,        December 31,
                                            2007               2006
                                         -----------       ------------

      Finished goods                      $57,379           $56,374
      Work-in-process                      12,700            11,813
      Raw materials and supplies           13,214            12,284
                                         -----------       ------------

                                          $83,293           $80,471
                                         ===========       ============

Note C - Sale of Property

In April 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation (see Note A). The building and land were sold for $5.0 million Canadian dollars ("C$"). The Company received C$1.0 million in cash and a C$4.0 million note. Commissions and other expenses incurred in connection with the sale totaled C$200 thousand, resulting in net cash proceeds of C$800 thousand. Payment of the note is contingent upon obtaining an environmental certification on the land sold. In order to obtain that certification, the Company expects to incur approximately C$200 thousand to remediate the property. Remediation is expected to be completed during 2007. As of March 31, 2007, the Company has recorded a deferred gain of approximately C$935 thousand. The Company expects to recognize a final gain of approximately C$850 thousand after the completion of the remediation in 2007 and the incurrence of related expenses.

Note D - Accrued Expenses

Accrued Expenses at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

                                                    March 31,     December 31,
                                                      2007           2006
                                                  -------------  -------------

      Accrued advertising and sales promotions     $18,184        $22,478

      Employee compensation and related benefits     8,415          7,084
      Interest                                           3              2
      Environmental matters                            632            632
      Royalties                                        722            837
      Income taxes                                     685            838
      Other                                          5,960          5,540
                                                  -------------  -------------

                                                   $34,601        $37,411
                                                  =============  =============

See Note G for Liabilities Subject to Compromise.

Note E - Financing Arrangements

American Biltrite Inc.'s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M Associates L.P. ("K&M") with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.'s subsidiary AB Canada and (ii) the $10.0 million Term Loan. The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On September 25, 2006, American Biltrite Inc., K&M and AB Canada entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender, both in their capacities as lenders and administrative agents under the Credit Agreement. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. During the third quarter of 2006, a charge of approximately $860 thousand for early extinguishment of debt was recorded in Other Income (Expense) in connection with this prepayment.

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets, and restrictions on the ability of the Company to pay dividends on its capital stock. At March 31, 2007, the Company was not in compliance with the financial covenant that there be no consecutive quarterly net losses from continuing operations. On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement. The amendment revised the financial covenant requiring that the Company not have any consecutive quarterly net losses from continuing operations to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company not have a quarterly net loss from continuing operations in excess of $400 thousand. Under the Credit Agreement, the calculation of the Company's net income or loss from continuing operations is based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method. Following the entering into of this amendment, the Company was in compliance with this financial covenant as of March 31, 2007.

On September 29, 2006, American Biltrite Inc. entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest. The swap agreement for the Term Loan (the "Term Loan Swap") has a five year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan. The swap agreement for the $6.0 million outstanding under the Revolver (the "Revolver Swap") has a three year term with quarterly settlement dates beginning December 31, 2006. The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap. The Term Loan Swap and the Revolver Swap are carried at fair value. Changes in the fair value of the swap agreements are recorded in Other Income (Expense). For the three months ended March 31, 2007, the Company recorded a charge of $44 thousand for the adjustment of the fair values of the swap agreements.

Note F - Other Liabilities

Other Liabilities at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):
                                                      March 31,  December 31,
                                                        2007        2006
                                                      ---------  -----------

      Pension benefits                                $  2,882    $  2,970
      Environmental remediation and product related
        liabilities                                      5,860       5,860
      Deferred income taxes                              4,065       4,095
      Other                                              2,346       2,516
                                                      ---------   ----------

                                                      $ 15,153    $ 15,441
                                                      =========   ==========

See Note G for Liabilities Subject to Compromise.

Note G - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and J for further discussion of Congoleum's asbestos liability. Liabilities subject to compromise at March 31, 2007 and December 31, 2006 were as follows (in thousands):

                                                       March 31,   December 31,
                                                         2007         2006
                                                      -----------  -----------
Current liability
  Pre-petition other payables and accrued interest    $    37,377  $    34,602
Non-current
  Debt (at face value)                                    100,000      100,000
  Pension liability                                        15,004       15,502
  Other post-retirement benefit obligation                  9,361        9,249
  Pre-petition other liabilities                           11,761       11,782
                                                      -----------  -----------
                                                          136,126      136,533
Elimination - Payable to American Biltrite                   (126)        (135)
                                                      -----------  -----------
  Total non-current liability                             136,000      136,398
                                                      -----------  -----------

Total liabilities subject to compromise               $   173,377  $   171,000
                                                      ===========  ===========

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three months ended March 31, 2007 and 2006 (in thousands):

                                                      Three Months Ended March 31,
                                                   2007                           2006
                                         ------------------------       -------------------------
                                                          Other                           Other
                                          Pension        Benefits        Pension         Benefits
                                         ---------      ---------       ---------       ---------

  Service cost                           $     602      $      53       $     603       $      48
  Interest cost                              1,595            142           1,493             132
  Expected return on plan assets            (1,597)            --          (1,428)             --
  Recognized net actuarial loss                338             18             359              16

  Amortization of prior service cost            26              3             (40)              9
                                         ---------      ---------       ---------       ---------

Net periodic benefit cost                $     964      $     216       $     987       $     205
                                         =========      =========       =========       =========

The weighted average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2007 and 2006 were as follows:

                                                   2007                        2006
                                       --------------------------   -------------------------
                                                           Other                       Other
                                          Pension        Benefits      Pension       Benefits
                                       --------------   ---------   -------------    --------

Discount rate                           5.20% - 6.00%    6.00%      5.20% - 6.00%      6.00%
Expected long-term return on plan
  assets                                7.00% - 7.50%      --       7.00% - 7.50%        --
Rate of compensation increase           4.00% - 5.00%      --       4.00% - 5.00%        --

Note I - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum. Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company's and Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company's and Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company and Congoleum. While the Company and Congoleum believe their estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company's and Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on the Company's and Congoleum's costs, the Company and Congoleum are not aware of any pending legislation that would have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to their customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The Company and Congoleum record a liability for environmental remediation claims when it becomes probable that the Company or Congoleum, as applicable, will incur costs relating to a clean-up program or will have to make claim payments, and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted as appropriate to reflect such revisions and progress.

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,381 pending claims involving approximately 1,967 individuals as of March 31, 2007. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:


                                        Three Months Ended      Year Ended
                                          March 31, 2007     December 31, 2006
                                        ------------------   -----------------

      Beginning claims                         1,332               1,703
      New claims                                 164                 625
      Settlements                                 (3)                (30)
      Dismissals                                (112)               (966)
                                              ------              ------

      Ending claims                            1,381               1,332
                                              ======              ======

The total indemnity costs incurred to settle claims during the three months ended March 31, 2007 and twelve months ended December 31, 2006 were $19 thousand and $3.1 million, respectively, all of which were paid by ABI's insurance carriers pursuant to ABI's applicable insurance policies, as were the related defense costs. The average indemnity cost per resolved claim was approximately $2 hundred and $3 thousand for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum) based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2006, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At December 31, 2006, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through

2012 was $10.3 million to $35.3 million. The Company believed no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $10.3 million in its consolidated financial statements at December 31, 2006. At March 31, 2007, the Company has recorded $10.4 million for the estimated minimum liability. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $9.3 million at March 31, 2007 and December 31, 2006, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

The Company anticipates that any resolution of its asbestos related liabilities that may result from any Congoleum reorganization plan will be limited at most to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its December 31, 2006 Annual Report on Form 10-K that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to six sites located in five separate states (the "CERCLA Sites"). There have been no material developments relating to these sites or the other environmental matters described in that Annual Report on Form 10-K during the three month period ended March 31, 2007.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities. See Note J.

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

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large, financially solvent entities. Two removal actions were substantially complete as of December 31, 1998, and a groundwater treatment system was installed thereafter. The United States Environmental Protection Agency has selected a remedy for the soil and shallow groundwater (Operable Unit 1 or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (Operational Unit 2 or OU-2) has not been completed. The PRP group, of which Congoleum is a part, has entered into a consent decree to perform the remedy for OU-1 and resolve natural resource damage claims. The consent decree also requires the PRP group to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10.0 million. If the estimated cost of the OU-2 remedy is more than $10.0 million, the PRP group may decline to perform it or they may elect to perform it anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum's share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum's share of the costs. Fifty percent (50%) of Congoleum's share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $300 thousand in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available.

Congoleum filed a motion before the Bankruptcy Court seeking authorization and approval of the consent decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well as authorization for Liberty Mutual Insurance Company and Congoleum to make certain payments that have been invoiced to Congoleum with respect to the consent decree and related settlement agreements. An order authorizing and approving consent decree and settlement agreements was issued by the Bankruptcy Court in August 2006.

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.3 million for Congoleum's expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise as of March 31, 2007 and December 31, 2006.

At March 31, 2007 and December 31, 2006, Congoleum had recorded a total of $4.4 million for estimated environmental liabilities that are not reduced by the amount of insurance recoveries. At March 31, 2007 and December 31, 2006, such estimated insurance recoveries are approximately $2.2 million. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and all other claims it settled were for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, Congoleum commenced an omnibus avoidance action and a sealed avoidance action (collectively, the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006, and the Avoidance Actions remain pending. In April 2007, Congoleum filed another summary judgment motion seeking to avoid the Claimant Agreement liens, and such motion remains pending before the Bankruptcy Court.

In October 2003, Congoleum began soliciting acceptances for its proposed pre-packaged plan of reorganization, and Congoleum received the votes necessary for acceptance of the plan in late December 2003. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under Chapter 11 of the Bankruptcy Code. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.

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

In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court, which reflected the result of plan modification negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures, and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and subsequently withdrew the Sixth Plan.

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, Congoleum's controlling shareholder, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006, and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, the Bondholders' Committee withdrew its support of CNA's plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, which reflected minor technical changes to the Tenth Plan agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's rulings on the summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that neither the Tenth Plan nor the CNA Plan is confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum and other parties in interest resumed reorganization plan mediation discussions seeking to resolve the plan confirmation issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court. Given the pending plan mediation discussions and Congoleum's appeal, the outcome of Congoleum's plan of reorganization process remains uncertain.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the New Jersey state court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers. It also is unclear whether any other person will attempt to propose a plan or what any such plan would provide or propose and whether the Bankruptcy Court would approve such a plan.

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests and the amount and form of any contribution the Company may be required to make to the Plan Trust in order to receive the limited channeling injunctive relief that would have been provided to the Company under the Eleventh Plan. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the fourth quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Under any outcome, ABI anticipates its equity interest in Congoleum is likely to be substantially diluted or eliminated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain American International Group, Inc. ("AIG") companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the settlement agreement confirmation order fails to become a final order by May 12, 2007, and AIG may terminate the settlement agreement pursuant to this provision. At this time, it is not known whether AIG will seek to terminate the settlement agreement after May 12, 2007. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. Pursuant to the settlement, the escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement was null and void if the settlement agreement confirmation order fails to become a final order by June 22, 2007. At this time, it is not known whether those certain underwriters will seek to terminate the settlement agreement after June 22, 2007. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company ("Federal") pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and Congoleum have reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company ("Mt. McKinley") and Everest Reinsurance Company ("Everest") pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR have appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited ("Harper"). Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers") and ABI. Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected. A hearing to consider approval of the Travelers settlement was held in April 2007, and on May 11, 2007, the Bankruptcy Court issued a decision denying approval of the Travelers Settlement. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company ("Fireman's Fund"). Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement becomes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the Century appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If Congoleum is unable to confirm a plan of reorganization with the applicable
Section 524(g) protection, the settlements described in this paragraph are subject to termination.

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($22.8 million at March 31, 2007).

The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed.

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

Based on the Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through a Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years and is not yet able to determine the amount of the additional cost that will be required to complete any future plan of reorganization. Amounts that may be contributed to any Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in proposing, filing or obtaining approval of a new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has previously estimated. Congoleum may record significant additional charges in connection with its reorganization proceedings.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                    2007         2006
                                                -----------  -----------

Net (loss) income                                 $(741)         $486

Foreign currency translation adjustments            235            29
                                                -----------  -----------

Total comprehensive (loss) income                 $(506)         $515
                                                ===========  ===========

Note L - Earnings (Loss) Per Share

Basic and diluted earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common share equivalents outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

Note M - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape division, jewelry and a Canadian division that produces flooring and rubber products. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings, which are sold primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape division segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore. The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber and other industrial products.

Net sales by segment for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

                                                          2007           2006
                                                       ---------      ---------
Net sales to external customers:
   Flooring products                                   $  49,315      $  57,237
   Tape products                                          24,118         26,123
   Jewelry                                                13,590         15,084
   Canadian division                                      13,008         13,277
                                                       ---------      ---------
     Total net sales to external customers               100,031        111,721
Intersegment net sales:
   Flooring products                                          --             --
   Tape products                                              --             --
   Jewelry                                                    --             --
   Canadian division                                       1,265          1,448
                                                       ---------      ---------
     Total intersegment net sales                          1,265          1,448
Reconciling items                                             --             --
Intersegment net sales                                    (1,265)        (1,448)
                                                       ---------      ---------

Consolidated net sales                                 $ 100,031      $ 111,721
                                                       =========      =========

Segment profit or loss is before income tax expense or benefit, noncontrolling interests, and net income (loss) from discontinued operations. Profit (loss) by segment for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

                                                           2007       2006
                                                         -------     -------
Segment (loss) profit
   Flooring products                                     $  (351)    $   262
   Tape products                                            (421)        151
   Jewelry                                                  (238)        171
   Canadian division                                          87         260
                                                         -------     -------
     Total segment (loss) profit                            (923)        844
                                                         -------     -------

Reconciling items
   Corporate items                                            63         (57)
   Intercompany profit                                         2          24
                                                         -------     -------
     Consolidated (loss) income before income
       taxes and other items                             $  (858)    $   811
                                                         =======     =======

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                                   March 31,       December 31,
                                                     2007             2006
                                                  ----------       ----------
Segment assets
   Flooring products                              $  180,091       $  184,202
   Tape products                                      61,502           52,848
   Jewelry                                            37,440           38,913
   Canadian division                                  36,571           36,396
                                                  ----------       ----------
     Total segment assets                            315,604          312,359

Reconciling items
   Corporate items                                    35,486           32,008
   Intersegment accounts receivable                  (20,177)         (12,416)
   Intersegment profit in inventory                     (141)            (144)
   Intersegment other asset                             (126)            (135)
                                                  ----------       ----------

     Consolidated assets                          $  330,646       $  331,672
                                                  ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004, and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court, which reflected the result of plan modification negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan, and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and ABI, Congoleum's controlling shareholder, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006, and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, the Bondholders' Committee withdrew its support of CNA's plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed the Eleventh Plan, which reflected minor technical changes to the Tenth Plan agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's rulings on the summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that neither the Tenth Plan nor the CNA Plan is confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum and other parties in interest resumed reorganization plan mediation discussions seeking to resolve the plan confirmation issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court. Given the pending plan mediation discussions and Congoleum's appeal, the outcome of Congoleum's plan of reorganization process remains uncertain.

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

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests and the amount and form of any contribution the Company may be required to contribute to the Plan Trust in order to receive the limited channeling injunctive relief that would have been provided to the Company under the Eleventh Plan. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the fourth quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Under any outcome, ABI anticipates its equity interest in Congoleum is likely to be substantially diluted or eliminated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006, and the Avoidance Actions remain pending. In April 2007, Congoleum filed another summary judgment motion seeking to avoid the Claimant Agreement liens, and such motion remains pending before the Bankruptcy Court. Due to, among other things, the ongoing Avoidance Actions, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

Please refer to "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful," and "Any plan of reorganization for Congoleum will likely result in substantial dilution or elimination of Congoleum's equity holders, including the Company" included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Company's and Congoleum's goals for resolving its asbestos liability.

During 2003, the Company decided to discontinue the operations of its subsidiary Janus, a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus, including charges resulting from the shutdown, were reported as a discontinued operation. During 2006, the remaining assets of Janus were sold, and the discontinued operation was effectively dissolved. As of December 31, 2006, the Company merged Janus with and into AB Canada.

Due to Congoleum's Chapter 11 proceedings and separate capital structure, the Company believes that presenting ABI and its non-debtor subsidiaries separately from Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations. ABI and its non-debtor subsidiaries are comprised of the Tape, Jewelry (comprised of the Company's majority-owned subsidiary, K&M) and Canadian division segments as well as Corporate items and Janus. Congoleum is the flooring products segment.


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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

There have been no material changes in what the Company considers to be its critical accounting policies or the applicability of the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

                                                          Three Months Ended March 31
                                                           2007                  2006
                                                         --------              --------
                                                            (In thousands of dollars)

Net sales                                                $ 50,716              $ 54,484
Cost of sales                                              37,062                39,531
                                                         --------              --------
Gross profit                                               13,654    26.9%       14,953       27.4%
Selling, general & administrative expenses                 13,803    27.2%       13,994       25.7%
                                                         --------              --------
Operating (loss) income                                      (149)                  959

Interest expense, net                                         535                   593
Other income, net                                             175                   160
                                                         --------              --------
(Loss) income before taxes and other items
                                                             (509)                  526
(Benefit from) provision for income taxes                    (122)                  196
Noncontrolling interests                                       (5)                  (16)
                                                         --------              --------

(Loss) income from continuing operations                 $   (392)             $    314
                                                         ========              ========

Net sales in the first quarter of 2007 were $50.7 million compared to $54.5 million in the first quarter of 2006, a decrease of $3.8 million or 6.9%. Tape division sales decreased $2.0 million or 7.7% from year earlier levels as a result of lower sales volume in HVAC, film and automotive product lines, partially offset by price increases averaging 3%. Canadian division sales decreased $300 thousand or 2.0% from the first quarter of 2006 due to decreased sales of commercial and electrostatic tile and industrial rubber products, partly offset by increased sales of luxury tile. Jewelry sales decreased $1.5 million or 9.9% primarily as a result of sales declines resulting from department store consolidations.

Gross profit decreased from 27.4% for the first quarter of 2006 to 26.9% for the first quarter of 2007. The decrease in gross profit as a percent of sales was due to lower margins at the Canadian division (due to lower production volumes), slightly lower Jewelry margins due to increases in product cost, and the effect of lower jewelry sales, which has higher gross profit margins than other segments, in the overall sales mix.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended March 31, 2007 and 2006 would have been 26.3% and 26.9%, respectively.

Selling, general and administrative ("SG&A") expenses in the first quarter of 2007 decreased by $191 thousand or 1.4% compared to the first quarter of 2006. The reduction in SG&A was due to lower expenses in the Jewelry business as the cost structure was adjusted to the decline in department store sales. The Tape and Canadian divisions had minor increases in SG&A reflecting some inflation on wages and benefits, which offset declines in selling costs. As a percentage of net sales, SG&A increased from 25.7% to 27.2% due to the sales decline.

Net interest expense for the first quarter of 2007 was lower than the first quarter of 2006 primarily due to a lower weighted average interest rate on the Company's borrowings.

The effective tax rate was 24% in the first quarter of 2007 compared to 37% in the first quarter of 2006. The decrease in tax rate is primarily attributed to the expected utilization of net operating loss carryforwards ("NOLs") by the Canadian division during the current year. A full valuation allowance was recorded against the NOLs as of December 31, 2006, and use of some portion of the NOLs this year will result in a tax benefit from the release of a portion of the allowance.

American Biltrite incurred a loss from continuing operations of $392 thousand for the first quarter of 2007 compared to income from continuing operations of $314 thousand for the same quarter last year.

Congoleum

                                                     Three Months Ended March 31
                                                    2007                     2006
                                                  ----------             ----------
                                                       (In thousands of dollars)

Net sales                                         $   49,315             $   57,237
Cost of sales                                         37,316                 43,960
                                                  ----------             ----------
Gross profit                                          11,999   24.3%         13,277       23.2%
Selling, general & administrative expenses             9,451   19.2%         10,396       18.2%
                                                  ----------             ----------
Operating income                                       2,548                  2,881
Interest expense, net                                  2,857                  2,577
Other expense, net                                        42                     42
                                                  ----------             ----------
(Loss) income before taxes                              (351)                   262
Provision for income taxes                                --                     51
                                                  ----------             ----------

Net (loss) income                                 $     (351)            $      211
                                                  ==========             ==========

Net sales for the three months ended March 31, 2007 were $49.3 million as compared to $57.2 million for the three months ended March 31, 2006, a decrease of $7.9 million or 13.8%. The decrease primarily reflected lower sales to the manufactured housing industry which benefited from hurricane-related demand during the first quarter of 2006. Additionally, Congoleum experienced weaker sales in builder and trade-up resilient sheet products reflecting a slowdown in the new housing construction market coupled with distributors reducing inventories in light of market conditions. Offsetting these declines was the impact of price increases instituted in the second half of 2006 (3.5% of net sales).

Gross profit for the three months ended March 31, 2007 totaled $12.0 million, or 24.3% of net sales, compared to $13.3 million, or 23.2% of net sales, for the same period last year. The decline in gross margin dollars was volume-related. The major factors leading to the improvement in gross margin percent were the price increases instituted in the second half of 2006 (3.5% of net sales) coupled with cost reduction initiatives implemented in January 2007 across all manufacturing facilities, which helped offset the negative impact on absorption of lower production levels. In addition, Congoleum experienced manufacturing inefficiencies in the first quarter of 2006 due to the need to obtain certain raw materials from alternative suppliers.

Selling, general and administrative expenses were $9.5 million for the three months ended March 31, 2007 as compared to $10.4 million for the three months ended March 31, 2006, a decrease of $0.9 million. The reduction in expenses reflects lower merchandising and sales support related costs (down by $0.8 million), lower compensation and related benefit costs reflecting workforce reductions in January 2007 ($0.4 million) and lower depreciation expense ($0.1 million) partially offset by a $0.4 million charge for severance. As a percent of net sales, selling, general and administrative costs were 19.2% for the three months ended March 31, 2007 compared to 18.2% for the same period last year.

Operating income was $2.5 million for the quarter ended March 31, 2007 compared to income of $2.9 million for the quarter ended March 31, 2006. The reduction in operating income reflected the lower sales and gross margins, partially offset by lower selling, general and administrative expenses.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents, increased $54 thousand in the first three months of 2007 to $2.6 million. Working capital at March 31, 2007 was $29.6 million, unchanged from December 31, 2006. The ratio of current assets to current liabilities at March 31, 2007 was 1.57 compared to 1.62 at December 31, 2006. Working capital and loan principal requirements during the first quarter of 2007 exceeded cash from operating activities and were financed with drawings under the Company's revolving credit arrangements.

Capital expenditures in the first three months of 2007 were $272 thousand compared to $418 thousand for the first three months of 2006. It is anticipated that capital spending for the full year 2007 will be approximately $4 million.

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

American Biltrite Inc.'s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.'s subsidiary AB Canada and (ii) the $10.0 million Term Loan. The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On September 25, 2006, American Biltrite Inc., K&M and AB Canada entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which is included in other expense.

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

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after March 31, 2007, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

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

In the past, including the most recently completed quarter, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. At March 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that there be no consecutive quarterly net losses from continuing operations. On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement. The amendment revised that financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company not have a quarterly net loss from continuing operations in excess of $400 thousand. While the Company does not currently anticipate that it will need to amend its existing debt agreements to avoid being in default at some future date, there can be no assurances in that regard, and any required amendments, if obtained, could result in significant cost to the Company. If a default were to occur and the Company was unable to obtain a waiver from BofA, the Company would be required to repay all amounts outstanding under the Credit Agreement and the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, BofA might exercise its rights over the collateral. Any default by the Company of the Credit Agreement that resulted in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing were not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

Under the terms of the Eleventh Plan, ABI would have contributed $250 thousand in cash to the Plan Trust on the effective date of the plan. In addition, ABI would have agreed to forego certain rights it has to receive indemnification payments from Congoleum for asbestos claims pursuant to a joint venture agreement to which ABI and Congoleum are parties. ABI would also have received certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos personal injury claims that derive from claims made against Congoleum, which claims were expected to have been channeled to the Plan Trust. However, the Eleventh Plan did not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. The Bankruptcy Court has ruled that Congoleum's Eleventh Plan is not confirmable as a matter of law and that ABI's contribution of $250 thousand is not sufficient to entitle it to relief under Section 524(g)(4) of the Bankruptcy Code. It is not yet known what terms will be negotiated in any future amended plan of reorganization for Congoleum, what contribution might be sought from ABI under the terms of such plan, what benefits ABI might receive, and what action ABI might take in response to any proposed plan terms.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes A and J of the Notes to Unaudited Consolidating Condensed Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum's bankruptcy proceedings. These matters continue to have a material adverse impact on Congoleum's liquidity and capital resources. During the first three months of 2007, Congoleum paid $4.7 million in fees and expenses related to its Chapter 11 case and the New Jersey state insurance coverage case which Congoleum is pursuing against certain insurance carriers. Furthermore, at March 31, 2007 Congoleum had incurred but not paid approximately $6.3 million in additional fees and expenses for services rendered through that date.

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($22.8 million at March 31, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum is unable to predict whether it will be reimbursed for claims processing fees and coverage litigation costs to the extent not already reimbursed. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with any plan of reorganization.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at March 31, 2007 is approximately $34.6 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing.

In February 2006, the Bankruptcy Court ordered Gilbert, Heintz & Randolph LLP (currently named Gilbert & Randolph LLP), a law firm that previously represented Congoleum, to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and that law firm entered into a settlement agreement (the "GHR Settlement") under which the law firm would pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. In April 2007, the Bankruptcy Court approved the GHR Settlement. The payment obligation is secured by assets of the law firm and the payment is to be made over time according to a formula based on the law firm's earnings. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2007, were $17.5 million, a decrease of $1.0 million from December 31, 2006. Under the terms of Congoleum's revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $2.6 million and $3.6 million at March 31, 2007 and December 31, 2006, respectively, are recorded as restricted cash. Additionally, $6.2 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the purported lien of the Collateral Trust, is included as restricted cash at March 31, 2007. Congoleum expects that any plan of reorganization it pursues will provide that it contribute these funds to the Plan Trust. Working capital was $12.9 million at March 31, 2007, up from $11.5 million at December 31, 2006. The ratio of current assets to current liabilities at March 31, 2007 was 1.1 to 1.0, which is unchanged from December 31, 2006. Net cash used in operations during the first three months of 2007 was $1.8 million, as compared to net cash used in operations of $10.8 in the first three months of 2006. The reduction in cash used in operations was primarily due to lower working capital requirements for inventory and receivables.

Capital expenditures for the three months ended March 31, 2007 totaled $0.4 million. Congoleum is currently planning capital expenditures of approximately $5.0 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and borrowings under its credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at March 31, 2007. Borrowings under this facility are collateralized by inventory and receivables. At March 31, 2007, based on the level of receivables and inventory, $20.5 million was available under the facility, of which $4.3 million was utilized for outstanding letters of credit and $13.0 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success in obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (in addition to asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.) These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future costs and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets. The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on its investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at March 31, 2007, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding consolidated long-term debt as of March 31, 2007 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates, or has been hedged with an interest rate swap agreement. The Company's interest rate swap agreements have been designated cash flow hedges.

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

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests and the amount and form of any contribution the Company may be required to make to the Plan Trust in order to receive the limited channeling injunctive relief that would have been provided to the Company under the Eleventh Plan. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the fourth quarter of 2007 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and Federal District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

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

Some insurers contend that, if there is a ruling in the first phase of the New Jersey state court coverage litigation that there is no coverage for the claims submitted by asbestos claimants and settled under the Claimant Agreement, and/or depending on the factual and legal basis for such ruling, then the insurers will also not owe coverage for any claims under such Claimant Agreement even if Congoleum and such claimants agreed to amend the Claimant Agreement and/or to settle their claims under other claims payment standards, including bankruptcy trust distribution procedures (TDPs). Congoleum believes, however, that even if the insurers were to succeed in the first phase of the New Jersey state court coverage litigation, such result would not prohibit individual claimants and Congoleum from negotiating new and/or different settlements, and/or amending the Claimant Agreement, and then seeking payment from its insurers for such settlements. In addition, Congoleum does not believe that it would be deprived of coverage-in-place insurance for non-settled asbestos claims. However, there can be no assurances of the outcome of these matters or their potential effect on the Company's ability to obtain approval of a plan of reorganization. Congoleum intends to contest any attempt by the insurers to enlarge or expand upon any ruling in the first phase of the New Jersey state court coverage litigation that is adverse to Congoleum. However, there can be no assurances of the outcome of any aspect or phase of, or the potential ramifications of any rulings with respect to, the New Jersey state court coverage litigation. Congoleum spent approximately $31.6 million from January 31, 2003 through December 31, 2006 related to this coverage litigation. Amounts necessary to fund further coverage litigation in the future may also be material, and Congoleum may not have the financial resources to provide such funding.

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

Some additional factors that could cause actual results to differ from the Company's and Congoleum's goals for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments; (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under any Congoleum plan of reorganization, which certain insurers have objected to in Bankruptcy Court and are litigating in New Jersey state court; (iii) the costs relating to the execution and implementation of any Congoleum plan of reorganization; (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge; (v) satisfaction of the conditions and obligations under the Company's and Congoleum's outstanding debt instruments, and amendment or waiver of those debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under any plan of reorganization; (vi) the response from time to time of lenders, customers, suppliers, holders of the Senior Notes and their representatives, and other creditors and constituencies of Congoleum and ABI to the Chapter 11 process and related developments arising from the strategy to settle asbestos liability;
(vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms; (viii) timely obtaining sufficient creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by Congoleum and the court overruling any objections to that reorganization plan that may be filed; (ix) developments in, costs associated with and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers; (x) the extent to which Congoleum is able to obtain reimbursement for costs it incurs in connection with the insurance coverage litigation pending in

New Jersey state court; (xi) compliance with the Bankruptcy Code, including
Section 524(g); and (xii) the possible adoption of another party's plan of reorganization, which may prove to be unfeasible.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A and J of the Notes to Unaudited Consolidating Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part I, Item 1 and
Part I, Item 2, respectively, in this report.

Any plan of reorganization for Congoleum will likely result in substantial dilution or elimination of Congoleum's equity holders, including the Company.

Congoleum's Tenth Plan, which has been ruled unconfirmable as a matter of law by the Bankruptcy Court, would have resulted in significant dilution of Congoleum's existing equity interests, including the Company's Congoleum equity interests. Congoleum has resumed reorganization plan mediation discussions with parties in interest to negotiate a new amended plan. The terms of any new amended plan proposed by Congoleum, or any proposed plan of reorganization proposed for Congoleum by other parties in interest, may provide for even greater dilution of the Congoleum equity interests than was contemplated by the Eleventh Plan, including cancellation of Congoleum's existing Class A and Class B common stock. There can be no assurance as to how Congoleum's existing equity interests, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may ultimately be confirmed by the Bankruptcy Court and consummated. Under any outcome, ABI anticipates its equity interest in Congoleum is likely to be substantially diluted or eliminated.

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

In the past, including the most recently completed quarter, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. On September 25, 2006, the Company entered into an amendment and restatement to the credit agreement it has with Bank of America, National Association and Bank of America, National Association acting through its Canada branch, which is the agreement that governs the Company's primary source of borrowings. In connection with that amendment and restatement, certain financial covenants were amended under the credit agreement to enable the Company to comply with those covenants. In addition, the Company recently entered into an amendment to the Credit Agreement to allow the Company to satisfy the financial covenant requiring the Company to not have consecutive quarterly net losses from continuing operations with respect to the Company's two consecutive fiscal quarters ending December 31, 2006 and March 31, 2007. Although the Company does not anticipate that it will need to further amend the credit agreement to avoid being in default at some future date, there can be no assurances in that regard. If the Company were to violate one of those covenants and not amend the agreement to address or obtain a waiver of the violation, it could breach the agreement, resulting in a default of the agreement. If such a default were to occur, the lenders could require the Company to repay all amounts outstanding under the credit agreement. If the Company were unable to repay those amounts due, the lenders could have its rights over the collateral (most of the Company's and its domestic subsidiaries' (excluding Congoleum) assets) exercised, which would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of their raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. Raw material prices in 2005 increased significantly and remained high in 2006. They are expected to remain high until additional capacity becomes available, and could increase further in response to oil prices or other global market conditions.

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

The Company's and its majority-owned subsidiary Congoleum's businesses depend upon their ability to timely manufacture and deliver products that meet the needs of their customers and the end users of their products. If the Company or Congoleum were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains. Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company's business, results of operations or financial condition.(1)

The Company and its majority-owned subsidiary Congoleum offer limited warranties on their products which could result in the Company or Congoleum incurring significant costs as a result of warranty claims.

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

Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, or financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 67% of Congoleum's net sales for each of the years ended December 31, 2006 and 2005.

The Company's majority-owned subsidiary K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M's customers accounted for approximately 54% of its net sales for the year ended December 31, 2006 and 58% of its net sales for the year ended December 31, 2005. The loss of the largest of these customers would have a material adverse effect on K&M's business, results of operations and financial condition and would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due on the Senior Notes on the following dates: February 1, 2004, 2005, 2006 and 2007 and August 1, 2004, 2005 and 2006.
The aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $34.6 million. As of May 14, 2007, the aggregate outstanding principal amount of the Senior Notes was $100.0 million. These amounts, which include $4.3 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, 2005, 2006 and 2007 and August 1, 2004, 2005 and 2006 with respect to the
Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidating condensed balance sheet included in this report.

Item 5. Other Information

On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M Associates L.P. and American Biltrite (Canada) Ltd., entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement. The amendment revised the financial covenant requiring that the Company not have any consecutive quarterly net losses from continuing operations to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company not have a quarterly net loss from continuing operations in excess of $400 thousand. Under the Credit Agreement, the calculation of the Company's net income or loss from continuing operations is based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method. A copy of the amendment is attached as Exhibit 10.1 to this report and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.         Description
--------------------------------------------------------------------------------

3.1     I           Restated Certificate of Incorporation

3.2     II          By-Laws, amended and restated as of September 11, 2004

10.1 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 14, 2007, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on April 2, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERICAN BILTRITE INC.
                                                ----------------------
                                                    (Registrant)

Date:  May 14, 2007                         BY: /s/  Howard N. Feist III
                                                ----------------------------
                                                Howard N. Feist III
                                                Vice President-Finance
                                                (Duly Authorized Officer and
                                                Principal Financial and Chief
                                                Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.         Description
--------------------------------------------------------------------------------

3.1     I           Restated Certificate of Incorporation

3.2     II          By-Laws, amended and restated as of September 11, 2004

10.1 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 14, 2007, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
      I Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on April 2, 1997 (1-4773)

      II Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005