Form 10-Q
period 2007-06-30
AMERICAN BILTRITE INC
filed 2007-10-11
CIK 4611

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2007                    Commission File Number 1-4773

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at October 9, 2007
--------------------------------                ------------------------------

           Common Stock                                3,441,551 shares

                           FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements can be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies, such as bankruptcy and other legal proceedings, and financial conditions. These statements do not relate strictly to historical or current facts. These forward-looking statements are based on American Biltrite Inc.'s expectations and American Biltrite Inc.'s understanding of its majority-owned subsidiary Congoleum Corporation's expectations, as of the date of this report, of future events, and American Biltrite Inc. undertakes no obligation to update any of these forward-looking statements, except as required by federal securities laws. Although American Biltrite Inc. believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Any or all of these statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of this report unless the statement indicates that another date applies. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to American Biltrite Inc.'s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.'s other filings with the Securities and Exchange Commission.

                             AMERICAN BILTRITE INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidating Condensed Balance Sheets - Assets as of
                  June 30, 2007 (unaudited) and December 31, 2006..............1

                  Consolidating Condensed Balance Sheets - Liabilities and Stockholders' Equity as of June 30, 2007 (unaudited) and
                  December 31, 2006............................................2

                  Consolidating Condensed Statements of Operations
                  (unaudited) for the three months ended June 30, 2007
                  and 2006.....................................................3

                  Consolidating Condensed Statements of Operations
                  (unaudited) for the six months ended June 30, 2007 and
                  2006.........................................................4

                  Consolidating Condensed Statements of Cash Flows -
                  Operating Activities (unaudited) for the six months
                  ended June 30, 2007 and 2006.................................5

                  Consolidating Condensed Statements of Cash Flows -
                  Investing & Financing  Activities (unaudited) for the
                  six months ended June 30, 2007 and 2006......................6

                  Notes to Unaudited Consolidating Condensed
                  Financial Statements.........................................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................34

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..49

         Item 4.  Controls and Procedures.....................................50


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................51

         Item 1A. Risk Factors................................................51

         Item 3.  Defaults Upon Senior Securities.............................60

         Item 4.  Submission of Matters to a Vote of Security Holders.........60

         Item 6.  Exhibits....................................................61

         Signature............................................................62

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements


                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                                ABI Consolidated                    Eliminations
                                           June 30,       December 31,       June 30,       December 31,
                                             2007             2006             2007             2006
                                        ------------------------------------------------------------------
                                         (Unaudited)                        (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents               $  25,883       $  21,180
   Restricted cash                             9,697           9,656
   Accounts receivable, net                   46,736          40,791           $(502)            $(226)
   Inventories                                83,477          80,471            (137)             (143)
   Deferred income taxes                       1,818           1,818
   Prepaid expense & other current
     assets                                   27,471          28,406
                                        ------------------------------------------------------------------
     Total current assets                    195,082         182,322            (639)             (369)

Property, plant & equipment, net             101,692         106,380

Other assets:
   Insurance for asbestos-related
     liabilities                               9,320           9,320
   Goodwill, net                              11,505          11,475
   Other assets                               22,930          22,175            (126)             (135)
                                        ------------------------------------------------------------------
                                              43,755          42,970            (126)             (135)
                                        ------------------------------------------------------------------

Total assets                                $340,529        $331,672           $(765)            $(504)
                                        ==================================================================

                                                    Congoleum                     American Biltrite
                                            June 30,       December 31,      June 30,       December 31,
                                              2007             2006            2007             2006
                                        -------------------------------------------------------------------
                                           (Unaudited)                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                $  23,995       $  18,591         $  1,888      $    2,589
   Restricted cash                              9,697           9,656
   Accounts receivable, net                    18,102          17,598           29,136          23,419
   Inventories                                 35,549          34,220           48,065          46,394
   Deferred income taxes                                                         1,818           1,818
   Prepaid expense & other current
     assets                                    24,572          25,610            2,899           2,796
                                        -------------------------------------------------------------------
     Total current assets                     111,915         105,675           83,806          77,016

Property, plant & equipment, net               63,629          67,757           38,063          38,623

Other assets:
   Insurance for asbestos-related
     liabilities                                                                 9,320           9,320
   Goodwill, net                                                                11,505          11,475
   Other assets                                11,072          10,770           11,984          11,540
                                        -------------------------------------------------------------------
                                               11,072          10,770           32,809          32,335
                                        -------------------------------------------------------------------

Total assets                                 $186,616        $184,202         $154,678        $147,974
                                        ===================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                                   ABI Consolidated                   Eliminations
                                             June 30,       December 31,       June 30,      December 31,
                                               2007             2006             2007            2006
                                           -----------------------------------------------------------------
                                           (Unaudited)                       (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                           $  23,704      $  21,769        $    (502)      $   (226)
   Accrued expenses                              38,649         37,411
   Asbestos-related liabilities                   8,560         13,950
   Notes payable                                 36,583         31,284
   Current portion of long-term debt              2,435          2,424
   Liabilities subject to compromise             40,185         34,602
                                           -----------------------------------------------------------------
     Total current liabilities                  150,116        141,440             (502)          (226)

Long-term debt, less current portion              8,303          8,971
Asbestos-related liabilities                     10,540         10,300
Other liabilities                                15,035         15,441
Noncontrolling interests                          1,036          1,087
Liabilities subject to compromise               135,356        136,398             (126)          (135)
                                           -----------------------------------------------------------------
     Total liabilities                          320,386        313,637             (628)          (361)

Stockholders' equity
   Common stock                                      46             46              (93)           (93)
   Additional paid-in capital                    19,591         19,591          (49,359)       (49,349)
   Retained earnings                             33,221         32,821           35,391         35,376
   Accumulated other comprehensive loss         (17,583)       (19,291)           6,111          6,110
   Less treasury shares                         (15,132)       (15,132)           7,813          7,813
                                           -----------------------------------------------------------------
   Total stockholders' equity                    20,143         18,035             (137)          (143)
                                           -----------------------------------------------------------------
     Total liabilities and
       stockholders' equity                    $340,529       $331,672        $    (765)      $   (504)
                                           ==================================================================
                                                     Congoleum                    American Biltrite
                                             June 30,       December 31,       June 30,      December 31,
                                               2007             2006             2007            2006
                                          -----------------------------------------------------------------
                                           (Unaudited)                       (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                          $  12,721       $  10,654        $  11,485      $  11,341
   Accrued expenses                             22,212          22,301           16,437         15,110
   Asbestos-related liabilities                  8,560          13,950
   Notes payable                                13,515          12,715           23,068         18,569
   Current portion of long-term debt                                              2,435          2,424
   Liabilities subject to compromise            40,185          34,602
                                          -----------------------------------------------------------------
     Total current liabilities                  97,193          94,222           53,425         47,444

Long-term debt, less current portion                                              8,303          8,971
Asbestos-related liabilities                                                     10,540         10,300
Other liabilities                                                                15,035         15,441
Noncontrolling interests                                                          1,036          1,087
Liabilities subject to compromise              135,482         136,533
                                          -----------------------------------------------------------------
     Total liabilities                         232,675         230,755           88,339         83,243

Stockholders' equity
   Common stock                                     93              93               46             46
   Additional paid-in capital                   49,359          49,349           19,591         19,591
   Retained earnings                           (64,242)        (64,726)          62,072         62,171
   Accumulated other comprehensive loss        (23,456)        (23,456)            (238)        (1,945)
   Less treasury shares                         (7,813)         (7,813)         (15,132)       (15,132)
                                          -----------------------------------------------------------------
   Total stockholders' equity                  (46,059)        (46,553)          66,339         64,731
                                          -----------------------------------------------------------------
     Total liabilities and
       stockholders' equity                   $186,616        $184,202         $154,678       $147,974
                                          =================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2007 and 2006
    (In thousands of dollars, except number of shares and per share amounts)

                                  ABI Consolidated             Eliminations               Congoleum            American Biltrite
                                 2007          2006         2007          2006         2007        2006        2007          2006
                              ------------------------------------------------------------------------------------------------------

Net sales                      $115,558      $117,465     $   --        $   --       $57,541     $58,743      $58,017     $58,722

Cost of products sold            86,058        88,279       (371)         (224)       43,797      45,139       42,632      43,364
Selling, general &
  administrative expenses        24,975        25,177                                  9,963      10,261       15,012      14,916
                              ------------------------------------------------------------------------------------------------------
Income from operations            4,525         4,009        371           224         3,781       3,343          373         442
Other income (expense)
     Interest income                180           237                                    130         126           50         111
     Interest expense            (3,687)       (3,548)                                (3,077)     (2,867)        (610)       (681)
     Other income (expense)         196           511       (368)         (184)            8          89          556         606
                              ------------------------------------------------------------------------------------------------------
                                 (3,311)       (2,800)      (368)         (184)       (2,939)     (2,652)          (4)         36
                              ------------------------------------------------------------------------------------------------------
Income before taxes and
  other items                     1,214         1,209          3            40           842         691          369         478

Provision for income taxes           63           232                                      7          65           56         167
Noncontrolling interests            (20)            3                                                             (20)          3
                              ------------------------------------------------------------------------------------------------------
Income from continuing
  operations                      1,131           980          3            40           835         626          293         314
Discontinued operation               --            36                                                              --          36
                              ------------------------------------------------------------------------------------------------------

Net income                     $  1,131      $  1,016     $    3        $   40       $   835     $   626      $   293     $   350
                              ======================================================================================================

                                                 Basic                      Diluted
                                           2007         2006           2007        2006
                                        -----------------------     -----------------------
Income per common share from
  continuing operations                 $     0.33   $     0.28     $     0.33   $     0.28
Discontinued operation                          --         0.01             --         0.01
                                        -----------------------     -----------------------

   Net income per common share          $     0.33   $     0.29     $     0.33   $     0.29
                                        =======================     =======================

Weighted average number of common and
   equivalent shares outstanding         3,441,551    3,441,551      3,442,346    3,471,200
                                        =======================     =======================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                 For the Six Months Ended June 30, 2007 and 2006
    (In thousands of dollars, except number of shares and per share amounts)

                                   ABI Consolidated              Eliminations            Congoleum             American Biltrite
                                 2007            2006         2007        2006       2007         2006        2007          2006
                               -----------------------------------------------------------------------------------------------------

Net sales                       $215,589       $229,186      $  --        $  --    $106,856     $115,980    $108,733     $113,206

Cost of products sold            160,253        171,643       (554)        (351)     81,113       89,099      79,694       82,895
Selling, general &
  administrative expenses         48,229         49,567                              19,414       20,657      28,815       28,910
                               -----------------------------------------------------------------------------------------------------
Income from operations             7,107          7,976        554          351       6,329        6,224         224        1,401
Other income (expense)
     Interest income                 336            481                                 254          283          82          198
     Interest expense             (7,235)        (6,962)                             (6,058)      (5,601)     (1,177)      (1,361)
     Other income (expense)          148            525       (549)        (288)        (34)          47         731          766
                               -----------------------------------------------------------------------------------------------------
                                  (6,751)        (5,956)      (549)        (288)     (5,838)      (5,271)       (364)        (397)
                               -----------------------------------------------------------------------------------------------------
Income (loss) before taxes
  and other items                    356          2,020          5           63         491          953        (140)       1,004

(Benefit from) provision
  for income taxes                   (59)           479                                   7          116         (66)         363
Noncontrolling interests             (25)           (13)                                                         (25)         (13)
                               -----------------------------------------------------------------------------------------------------
Income (loss) from
  continuing operations              390          1,528          5           63         484          837         (99)         628
Discontinued operation                --            (26)                                                          --          (26)
                               -----------------------------------------------------------------------------------------------------

Net income (loss)               $    390       $  1,502      $   5        $  63    $    484     $    837    $    (99)    $    602
                               =====================================================================================================

                                                 Basic                      Diluted
                                           2007         2006           2007        2006
                                        -----------------------     -----------------------
Income per common share from
  continuing operations                 $     0.11   $     0.44     $     0.11   $     0.44
Discontinued operation                          --        (0.01)           --        (0.01)
                                        -----------------------     -----------------------

   Net income per common share          $     0.11   $     0.43     $     0.11   $     0.43
                                        =======================     =======================

Weighted average number of common and
  equivalent shares outstanding          3,441,551    3,441,551      3,442,326    3,469,869
                                        =======================     =======================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
     CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS - OPERATING ACTIVITIES
           (Unaudited) For the Six Months Ended June 30, 2007 and 2006
                            (In thousands of dollars)

                                                   ABI Consolidated       Eliminations         Congoleum         American Biltrite
                                                   2007        2006      2007     2006      2007       2006       2007      2006
                                                  ----------------------------------------------------------------------------------
Operating activities
  Net income (loss)                               $  390    $  1,502     $   5    $ 63    $   484   $    837    $   (99)   $   602
  Net loss from discontinued operation                --          26                                                 --         26
                                                  ----------------------------------------------------------------------------------
    Income (loss) from continuing operations         390       1,528         5      63        484        837        (99)       628
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and amortization                  8,130       8,232                        5,393      5,345      2,737      2,887
    Stock compensation expense                        10         110                           10        110
    Change in operating assets and liabilities:
      Accounts and notes receivable               (5,091)     (9,744)      402      57       (504)    (7,143)    (4,989)    (2,658)
      Inventories                                 (1,387)     (6,754)       (5)    (63)    (1,329)    (4,874)       (53)    (1,817)
      Prepaid expenses and other assets            2,770       2,069                        2,805      1,888        (35)       181
      Accounts payable and accrued expenses        8,027       4,786      (402)    (57)     7,683      4,326        746        517
      Asbestos-related expenses                   (7,783)    (11,321)                      (7,783)   (11,321)
      Noncontrolling interests                       (51)       (279)                                               (51)      (279)
      Other                                       (1,460)       (297)                      (1,041)      (800)      (419)       503
                                                  ----------------------------------------------------------------------------------
    Net cash provided (used) by operating
      activities of continuing operations          3,555     (11,670)       --      --      5,718    (11,632)    (2,163)       (38)
    Net cash used by operating activities of
      discontinued operations                         --         (85)                                                 -        (85)
                                                  ----------------------------------------------------------------------------------
    Net cash provided (used) by operating
      activities                                  $3,555    $(11,755)    $  --    $ --    $ 5,718   $(11,632)   $(2,163)   $  (123)
                                                  ==================================================================================

     See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                        INVESTING & FINANCING ACTIVITIES
           (Unaudited) For the Six Months Ended June 30, 2007 and 2006
                            (In thousands of dollars)

                                                    ABI Consolidated      Eliminations           Congoleum        American Biltrite
                                                    2007        2006      2007    2006         2007      2006       2007      2006
                                                  --------------------------------------------------------------------------------
Investing activities
   Investments in property, plant and equipment   $(2,034)    $(2,261)    $ --    $ --      $(1,073)  $  (996)    $ (961)  $(1,265)
                                                  ----------------------------------------------------------------------------------
     Net cash used by investing activities of
       continuing operations                       (2,034)     (2,261)      --      --       (1,073)     (996)      (961)   (1,265)
     Net cash provided by investing
       activities of discontinued operations           --         680                                                 --       680
                                                  ----------------------------------------------------------------------------------
                                                   (2,034)     (1,581)                       (1,073)     (996)      (961)     (585)
     Net cash used by investing activities

Financing activities
   Net short-term borrowings                        4,488       4,242                           800     3,884      3,688       358
   Payments on long-term debt                        (663)       (383)                                              (663)     (383)
   Net change in restricted cash                      (41)       (323)                          (41)     (323)
                                                  ----------------------------------------------------------------------------------
     Net cash provided (used) by financing          3,784       3,536       --      --          759     3,561      3,025       (25)
       activities of continuing operations
Effect of foreign exchange rate changes
  on cash                                            (602)     (1,234)                                              (602)   (1,234)
                                                  ----------------------------------------------------------------------------------
   Net increase (decrease) in cash                  4,703     (11,034)      --      --        5,404    (9,067)      (701)   (1,967)
Cash and cash equivalents at beginning
  of period                                        21,180      29,184                        18,591    24,511      2,589     4,673
                                                  ----------------------------------------------------------------------------------

Cash and cash equivalents at end of period        $25,883     $18,150     $ --    $ --      $23,995   $15,444     $1,888   $ 2,706
                                                  ==================================================================================

     See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements, which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the proposed amended plan of reorganization of Congoleum Corporation, a majority-owned subsidiary of the Company ("Congoleum"), to settle asbestos liabilities) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2007. For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As discussed more fully below and elsewhere in these footnotes, on December 31, 2003, the Company's majority owned subsidiary Congoleum and two of Congoleum's subsidiaries filed in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum and expects to continue to control a majority of the voting stock of Congoleum while it is in reorganization proceedings.

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Bondholders' Committee (the "Bondholders' Committee") (representing holders of Congoleum's 8-5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum's reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and Congoleum's controlling shareholder, ABI, on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006, and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. In light of the Bondholders' Committee's support of the Tenth Plan, the Bondholders' Committee withdrew its support of CNA's plan. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan"), which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear argument on summary judgment motions seeking determinations that the Tenth Plan and the CNA Plan, respectively, are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's rulings on the summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum and other parties in interest resumed reorganization plan mediation discussions seeking to resolve the plan confirmation issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court").

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the New Jersey state court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers. It is uncertain whether any person will be successful in proposing and confirming a plan.

On May 18, 2007, the New Jersey state court (the "State Court") issued a decision ruling that Congoleum's insurers have no coverage obligations under New Jersey law for a pre-petition settlement agreement (the "Claimant Agreement") between Congoleum and approximately 9,000 asbestos personal injury claimants. In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not anyone recovered insurance proceeds. Based in part upon that finding, Congoleum filed an objection (the "Omnibus Objection") in the Bankruptcy Court on June 7, 2007 requesting that all asbestos-related personal injury claims settled and / or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement, the Claimant Agreement or the agreements establishing a pre-petition trust (the "Collateral Trust") be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

On July 27, 2007, the Bankruptcy Court issued two decisions regarding the legal status of the Settled Claims. One decision held that the relief requested in the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected. Congoleum amended the complaint in the existing adversary proceeding to seek the relief requested in the Omnibus Objection. The Bankruptcy Court also reiterated its view that all the asbestos claims, unless they had obtained a final judgment as to liability and damages, are similarly situated and must receive similar treatment in any section 524(g) reorganization plan.

In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interest be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Action, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.

The FCR filed a plan of reorganization and proposed disclosure statement ("FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of the Pre-Petition Settlement Agreements and Claimant Agreements. A disclosure statement hearing was held on August 30, 2007, and the Bankruptcy Court ruled that the FCR needed to amend his disclosure statement and set a further hearing on this subject for November 8, 2007.

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

Recently Issued Accounting Principles

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. The Company's unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company's income tax provision in future periods. Changes in the Company's unrecognized tax benefits during the three and six months ended June 30, 2007 were immaterial. Furthermore, the Company does not expect such changes in the next twelve months to be material to the Company's financial position or results of operation.

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

                                                             Prior to       Effect of
                                                             Adopting       Adopting
                                                             SFAS 158       SFAS 158     As Reported
                                                             --------       --------     -----------
                                                                        (in thousands)

Other assets, non-current                                    $     --       $ 1,316       $  1,316

Accrued benefit liability - other liabilities, non-current     (3,169)          199         (2,970)
Accrued benefit liability - liabilities subject to
   compromise                                                 (21,375)       (3,791)       (25,166)
Deferred taxes                                                   (199)         (440)          (639)
Accumulated other comprehensive loss                           16,917         2,716         19,633

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company has not elected to early adopt this standard and is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition.

Note B - Inventories

Inventories at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

                                                       June 30,     December 31,
                                                         2007           2006
                                                      ----------     ----------

       Finished goods                                 $   58,010     $   56,374
       Work-in-process                                    12,821         11,813
       Raw materials and supplies                         12,646         12,284
                                                      ----------     ----------

                                                      $   83,477     $   80,471
                                                      ==========     ==========

Note C - Sale of Property

In April 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation (see Note A). The building and land were sold for $5.0 million Canadian dollars ("C$"). The Company received C$1.0 million in cash and a C$4.0 million note. Commissions and other expenses incurred in connection with the sale totaled approximately C$200 thousand, resulting in net cash proceeds of approximately C$800 thousand. Payment of the note is contingent upon obtaining an environmental certification on the land sold. In order to obtain that certification, the Company expects to incur approximately C$200 thousand to remediate the property. Remediation is expected to be completed during 2007. As of June 30, 2007, the Company has recorded a deferred gain of approximately C$910 thousand. The Company expects to recognize a final gain of approximately C$850 thousand after the completion of the remediation in 2007 and the incurrence of related expenses.

Note D - Accrued Expenses

Accrued expenses at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

                                                       June 30,     December 31,
                                                         2007           2006
                                                      ----------     ----------

        Accrued advertising and sales promotions      $   18,831    $   22,478
        Employee compensation and related benefits         8,618         7,084
        Interest                                             222             2
        Environmental matters                                632           632
        Royalties                                            799           837
        Income taxes                                         688           838
        Other                                              8,859         5,540
                                                      ----------    ----------

                                                      $   38,649    $   37,411
                                                      ==========    ==========

See Note G for Liabilities Subject to Compromise.

Note E - Financing Arrangements

ABI's primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provides ABI and its subsidiary K&M Associates L.P. ("K&M") with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for ABI's subsidiary AB Canada and (ii) the $10.0 million Term Loan. The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On September 25, 2006, ABI, K&M and AB Canada entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender, both in their capacities as lenders and administrative agents under the Credit Agreement. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, ABI used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. During the third quarter of 2006, a charge of approximately $860 thousand for early extinguishment of debt was recorded in Other Income (Expense) in connection with this prepayment.

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets, and restrictions on the ability of the Company to pay dividends on its capital stock. At March 31, 2007, the Company was not in compliance with the financial covenant that there be no consecutive quarterly net losses from continuing operations. On May 14, 2007, ABI and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement. The amendment revised the financial covenant requiring that the Company not have any consecutive quarterly net losses from continuing operations to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company not have a quarterly net loss from continuing operations in excess of $400 thousand. Under the Credit Agreement, the calculation of the Company's net income or loss from continuing operations is based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method. Following the entering into of this amendment, the Company was in compliance with this financial covenant as of March 31, 2007.

On September 29, 2006, ABI entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest. The swap agreement for the Term Loan (the "Term Loan Swap") has a five year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan. The swap agreement for the $6.0 million outstanding under the Revolver (the "Revolver Swap") has a three year term with quarterly settlement dates beginning December 31, 2006. The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap. The Term Loan Swap and the Revolver Swap are carried at fair value. Changes in the fair value of the swap agreements are recorded in Other Income (Expense). For the three and six months ended June 30, 2007, the Company recorded a gain of $134 thousand and $90 thousand, respectively, for the adjustment of the fair values of the swap agreements.

Note F - Other Liabilities

Other Liabilities at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

                                                       June 30,     December 31,
                                                         2007           2006
                                                      ----------     ----------

        Pension benefits                               $  2,743       $  2,970
        Environmental remediation and product
           related liabilities                            5,826          5,860
        Deferred income taxes                             4,107          4,095
        Other                                             2,359          2,516
                                                       --------       --------

                                                       $ 15,035       $ 15,441
                                                       ========       ========

See Note G for Liabilities Subject to Compromise.

Note G - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and J for further discussion of Congoleum's asbestos liability. Liabilities subject to compromise at June 30, 2007 and December 31, 2006 were as follows (in thousands):

                                                        June 30,   December 31,
                                                          2007         2006
                                                       ---------    ---------
Current liability
   Pre-petition other payables and accrued interest    $  40,185    $  34,602
Non-current
   Debt (at face value)                                  100,000      100,000
   Pension liability                                      14,245       15,502
   Other post-retirement benefit obligation                9,476        9,249
   Pre-petition other liabilities                         11,761       11,782
                                                       ---------    ---------
                                                         135,482      136,533
Elimination - Payable to American Biltrite                  (126)        (135)
                                                       ---------    ---------
   Total non-current liability                           135,356      136,398
                                                       ---------    ---------

Total liabilities subject to compromise                $ 175,541    $ 171,000
                                                       =========    =========

Note G - Liabilities Subject to Compromise

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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and six months ended June 30, 2007 and 2006 (in thousands):

                                                   Three Months Ended June 30,
                                                  2007                    2006
                                         ---------------------    ---------------------
                                                       Other                     Other
                                         Pension      Benefits    Pension      Benefits
                                         --------     --------    --------     --------

   Service cost                          $    611     $     53    $    607     $     48
   Interest cost                            1,606          142       1,498          132
   Expected return on plan assets          (1,614)          --      (1,435)          --
   Recognized net actuarial loss              337           18         359           16
   Amortization of prior service cost          28            3         (40)           9
                                         --------     --------    --------     --------

Net periodic benefit cost                $    968     $    216    $    989     $    205
                                         ========     ========    ========     ========

                                                    Six Months Ended June 30,
                                                  2007                    2006
                                         ---------------------    ---------------------
                                                       Other                     Other
                                         Pension      Benefits    Pension      Benefits
                                         --------     --------    --------     --------

   Service cost                          $  1,214     $    106    $  1,210     $     96
   Interest cost                            3,201          284       2,991          264
   Expected return on plan assets          (3,211)          --      (2,863)          --
   Recognized net actuarial loss              675           36         718           32
   Amortization of prior service cost          54            6         (80)          18
                                         --------     --------    --------     --------

Net periodic benefit cost                $  1,933     $    432    $  1,976     $    410
                                         ========     ========    ========     ========

The weighted average assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 were as follows:

                                                    2007                              2006
                                        -----------------------------    ----------------------------
                                                            Other                            Other
                                           Pension         Benefits         Pension         Benefits
                                        -------------    ------------    --------------   -----------

Discount rate                           5.20% - 6.00%       6.00%         5.20% - 6.00%       6.00%
Expected long-term return on plan
   assets                               7.00% - 7.50%        --           7.00% - 7.50%        --
Rate of compensation increase           4.00% - 5.00%        --           4.00% - 5.00%        --

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,415 pending claims involving approximately 2,001 individuals as of June 30, 2007. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                                 Six Months        Year Ended
                                                    Ended          December 31,
                                                June 30, 2007          2006
                                                -------------      ------------

       Beginning claims                              1,332             1,703
       New claims                                      281               625
       Settlements                                      (8)              (30)
       Dismissals                                     (190)             (966)
                                                  --------          --------

       Ending claims                                 1,415             1,332
                                                  ========          ========

ABI has primary and multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims during the six months ended June 30, 2007 and twelve months ended December 31, 2006 were $0.5 million and $3.1 million, respectively, all of which were paid by ABI's insurance carriers pursuant to a February 1996 coverage-in-place agreement with ABI's applicable primary layer insurance carriers, as were the related defense costs. ABI will seek reimbursement for asbestos claims under its excess layer coverage upon exhaustion of its primary insurance coverage. The amount of indemnity coverage limits remaining at June 30, 2007 under ABI's primary insurance coverage relating to policies underwritten from 1961 to 1985 ("Primary Layer") was approximately $1.9 million to $3.0 million, depending on the interpretation of the terms of the above-referenced coverage-in-place agreement. ABI is negotiating with the three insurance carriers currently providing coverage under the Primary Layer (the "Carrier Group") to determine the amount of coverage remaining under that coverage-in-place agreement.

ABI expects its first layer excess liability insurance will provide coverage for ABI's asbestos claims after the Primary Layer has been exhausted. The same insurance companies comprising the Carrier Group also underwrote ABI's first layer excess coverage during the period from 1964-1984 (the "Umbrella Coverage"). Coverage limits for the Umbrella Coverage are $105 million to $155 million, with certain policies providing defense costs within the coverage limits and other policies providing defense costs in addition to coverage limits. ABI is negotiating with the Carrier Group to reach agreement (the "Umbrella Agreement") on how the Umbrella Coverage will apply to asbestos bodily injury claims. The Umbrella Agreement is expected to address defense and indemnity obligations, allocation of claims to specific policies, and other matters.

In addition to the Umbrella Agreement, ABI has additional excess liability insurance policies that should provide further coverage if and when coverage limits under the Umbrella Agreement are exhausted. Depending on the terms of the Umbrella Agreement and the dates of asbestos exposure alleged in claims, ABI may incur uninsured costs related to asbestos claims once the Primary Layer has been exhausted. ABI does not expect these costs to have a material adverse impact on its financial condition or results of operations, although there can be no assurances in that regard.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum) based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2006, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At December 31, 2006, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2012 was $10.3 million to $35.3 million. The Company believed no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $10.3 million in its consolidated financial statements at December 31, 2006. At June 30, 2007, the Company has recorded $10.5 million for the estimated minimum liability. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $9.3 million at June 30, 2007 and December 31, 2006, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

The Company anticipates that any resolution of its asbestos related liabilities that may result from any reorganization plan for Congoleum will be limited at most to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its Annual Report on Form 10-K for the year ended December 31, 2006 that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as amended, with respect to six sites located in five separate states. On May 21, 2007, ABI entered into a Response Cost Sharing and Alternative Dispute Resolution Agreement, dated as of May 21, 2007, with Miller Industries, Inc., which provides for a cost sharing arrangement in connection with the clean-up of two sites in Lisbon Falls, Maine (which sites are referred to as "Parcel A" and "Parcel B," respectively, and the "Maine Sites," collectively, in ABI's Annual Report on Form 10-K for the year ended December 31, 2006). Under the agreement, each of the parties agrees to fund fifty percent of the budgeted costs of the remedial investigation, feasibility study and remediation of the two sites, subject to a final determination of the parties' respective allocation of its share of the applicable costs, which will be made either by mutual agreement of the parties or by arbitration, as provided under the agreement. The agreement provides for procedures for the funding of these costs as well as allocates oversight responsibility for the clean up of the sites to the parties based upon a party's determined share of responsibility for the clean up of the sites. The Company's estimated share of costs under the terms of the agreement are consistent with the Company's previously estimated costs and recorded liability as of December 31, 2006.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities. See Note J.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a PRP in pending proceedings under CERCLA and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. The pending proceedings in which Congoleum is a named PRP currently relate to eight disposal sites in New Jersey, Pennsylvania and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum's ultimate liability and funding obligations in connection with those other sites depends on many factors, including the volume of material contributed to the site by Congoleum, the number of other PRP's and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable by Congoleum from relevant insurance policies. However, under CERCLA and certain other laws, Congoleum, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.3 million for Congoleum's expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise as of June 30, 2007 and December 31, 2006.

At June 30, 2007 and December 31, 2006, Congoleum had recorded a total of $4.4 million for estimated environmental liabilities none of which have been reduced by the amount of expected insurance recoveries. At June 30, 2007 and December 31, 2006, such estimated insurance recoveries are approximately $2.2 million. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

Note J - Congoleum Asbestos Liabilities and Reorganization

In early 2003, Congoleum announced a strategy for resolving current and future asbestos claims liability through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Later in 2003, Congoleum entered into the Claimant Agreement. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims.

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and Congoleum's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the

Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over a plan of reorganization.

On May 18, 2007, the State Court issued a decision ruling that Congoleum's insurers have no coverage obligations under New Jersey law for the Claimant Agreement. In that ruling, the State Court judge also citied trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not anyone recovered insurance proceeds. Based in part upon that finding, Congoleum filed the Omnibus Objection in the Bankruptcy Court on June 7, 2007 requesting that the settled Claims be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

On July 27, 2007, the Bankruptcy Court issued two decisions regarding the legal status of the Settled Claims. One decision held that the relief requested in the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected. Congoleum amended the complaint in the existing adversary proceeding to seek the relief requested in the Omnibus Objection. The Bankruptcy Court also reiterated its view that all the asbestos claims, unless they had obtained a final judgment as to liability and damages, are similarly situated and must receive similar treatment in any section 524(g) reorganization plan.

In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interest be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Action, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.

The FCR filed a plan of reorganization and proposed disclosure statement on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of the Pre-Petition Settlement Agreements and Claimant Agreements. A disclosure statement hearing was held on August 30, 2007, and the Bankruptcy Court ruled that the FCR needed to amend his disclosure statement and set a further hearing on this subject for November 8, 2007.

Congoleum continues to be involved in litigation with certain insurance carriers related to disputed insurance coverage for asbestos related liabilities, and certain insurance carriers filed various objections to Congoleum's previously proposed plans of reorganization and related matters and are expected to file objections to any future plan. Certain other parties have also filed various objections to Congoleum's previously proposed plans of reorganization and may file objections to any future plan.

During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain AIG companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including without limitation, the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if the Confirmation Order fails to become a final order by May 12, 2007, and AIG may terminate the settlement agreement pursuant to this provision. On or about June 25, 2007, Congoleum and AIG executed a letter agreement providing that the parties would provide 45 days advance notice of their intent to terminate the AIG settlement. To date, neither party has given notice of an intent to terminate the agreement. At this time, it is not known whether AIG ultimately will seek to terminate the settlement agreement. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which the certain underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement was null and void if the confirmation order fails to become a final order by June 22, 2007 and the parties have agreed through counsel that neither party will terminate prior to early November 2007, absent ten days advance notice of an intent to terminate. At this time, it is not known whether those certain underwriters have not sought to terminate the settlement agreement. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and Congoleum reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. The Mount McKinley settlement agreement contains a provision that any Party may declare the agreement to be null and void if the Confirmation Order and Approval Order do not become Final Orders within two years of the Execution Date (as those terms are defined in the Mount McKinley Settlement Agreement). At this time, Mount McKinley has not sought to terminate the Settlement Agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected. A hearing to consider approval of the Travelers settlement was held in April 2007, and on May 11, 2007 the Bankruptcy Court issued a decision denying approval of the Travelers settlement. Congoleum and Travelers have appealed that decision to the United States District Court for the District of New Jersey. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement becomes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If Congoleum is unable to confirm a plan of reorganization with Section 524(g) protection, the settlements described in this paragraph are subject to termination.

The terms of any new plan of reorganization are likely to be materially different from the Eleventh Plan, and could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time in the first quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization.

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.1 million at June 30, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits are expected to be recorded at a future date, the net effect of which cannot be determined.

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

Based on Congoleum's Eighth Plan, Congoleum has made provision in its financial statements for the minimum amount of the range of estimates for its contribution to effect its plan to settle asbestos liabilities through a Plan Trust. Congoleum recorded charges aggregating approximately $51.3 million in prior years, and is not yet able to determine the amount of the additional cost that will be required to complete any future plan of reorganization. Amounts that may be contributed to any Plan Trust and costs for pursuing and implementing any plan of reorganization could be materially higher than currently recorded or previously estimated. Delays in proposing, filing or obtaining approval of a new amended plan of reorganization, or the proposal or solicitation of additional plans by other parties could result in a proceeding that takes longer and is more costly than Congoleum has previously estimated. Congoleum may record significant additional charges in connection with its reorganization proceedings.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2007        2006        2007        2006
                                            --------    --------    --------    --------

Net income                                  $  1,131    $  1,016    $    390    $  1,502
Foreign currency translation adjustments       1,473         127       1,708         156
                                            --------    --------    --------    --------

Total comprehensive income                  $  2,604    $  1,143    $  2,098    $  1,658
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

Net sales by segment for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

                                          Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                          2007          2006          2007          2006
                                       ---------     ---------     ---------     ---------
Net sales to external customers:
     Flooring products                 $  57,541     $  58,743     $ 106,856     $ 115,980
     Tape products                        25,804        28,587        49,922        54,710
     Jewelry                              17,143        14,924        30,733        30,008
     Canadian division                    15,070        15,211        28,078        28,488
                                       ---------     ---------     ---------     ---------
       Total net sales to external
         customers                       115,558       117,465       215,589       229,186
Intersegment net sales:
     Flooring products                        --            --            --            --
     Tape products                            --             6            --             6
     Jewelry                                  --            --            --            --
     Canadian division                     1,334         1,414         2,599         2,862
                                       ---------     ---------     ---------     ---------
       Total intersegment net sales        1,334         1,420         2,599         2,868
Reconciling items                             --            --            --            --
Intersegment net sales                    (1,334)       (1,420)       (2,599)       (2,868)
                                       ---------     ---------     ---------     ---------

Total consolidated net sales           $ 115,558     $ 117,465     $ 215,589     $ 229,186
                                       =========     =========     =========     =========

Segment profit or loss is before income tax expense or benefit, noncontrolling interests, and net income (loss) from discontinued operations. Profit (loss) by segment for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

                                             Three Months Ended         Six Months Ended
                                                   June 30,                   June 30,
                                             2007         2006         2007         2006
                                           --------     --------     --------     --------
Segment profit (loss)
     Flooring products                     $    842     $    691     $    491     $    953
     Tape products                             (242)       1,116         (663)       1,267
     Jewelry                                    774         (289)         536         (118)
     Canadian division                          295          415          382          675
                                           --------     --------     --------     --------
       Total segment profit                   1,669        1,933          746        2,777
Reconciling items
     Corporate expenses                        (458)        (763)        (395)        (820)
     Intercompany profit                          3           39            5           63
                                           --------     --------     --------     --------
       Total consolidated income before
          income taxes and other items     $  1,214     $  1,209     $    356     $  2,020
                                           ========     ========     ========     ========

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                                      June 30,      December 31,
                                                        2007            2006
                                                     ---------       ---------
Segment assets
     Flooring products                               $ 186,616       $ 184,202
     Tape products                                      62,506          52,848
     Jewelry                                            38,290          38,913
     Canadian division                                  39,859          36,396
                                                     ---------       ---------
       Total segment assets                            327,271         312,359

Reconciling items
     Corporate items                                    32,565          32,008
     Intersegment accounts receivable                  (19,043)        (12,416)
     Intersegment profit in inventory                     (138)           (144)
     Intersegment other asset                             (126)           (135)
                                                     ---------       ---------

       Consolidated assets                           $ 340,529       $ 331,672
                                                     =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. In November 2004, Congoleum filed the Fourth Plan reflecting the result of further negotiations with representatives of the ACC, the FCR and other asbestos claimant representatives. The Bankruptcy Court approved the disclosure statement and plan voting procedures in December 2004 and Congoleum obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of the Fourth Plan. In April 2005, Congoleum announced that it had reached an agreement in principle with representatives of the ACC and the FCR to make certain modifications to its proposed plan of reorganization and related documents governing the settlement and payment of asbestos-related claims against Congoleum. Under the agreed-upon modifications, asbestos claimants with claims settled under Congoleum's pre-petition settlement agreements would agree to forbear from exercising the security interest they were granted and share on a pari passu basis with all other present and future asbestos claimants in insurance proceeds and other assets of the Plan Trust. In July 2005, Congoleum filed the Sixth Plan and related documents with the Bankruptcy Court which reflected the result of these negotiations, as well as other technical modifications. The Bankruptcy Court approved the disclosure statement and voting procedures and Congoleum commenced solicitation of acceptances of the Sixth Plan in August 2005. In September 2005, Congoleum learned that certain asbestos claimants were unwilling to agree to forbear from exercising their security interest as contemplated by the Sixth Plan and the Sixth Plan was subsequently withdrawn. In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and Congoleum's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court issued two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation over any plan of reorganization.

On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Action, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending.

The FCR filed a plan of reorganization and proposed disclosure statement ("FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of the Pre-Petition Settlement Agreements and Claimant Agreements. A disclosure statement hearing was held on August 30, 2007, and the Bankruptcy Court ruled that the FCR needed to amend his disclosure statement and set a further hearing on this subject for November 8, 2007.

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, and could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time in the first quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. In March 2006, Congoleum filed a motion for summary judgment in the Avoidance Actions seeking to avoid the Claimant Agreement settlements and liens under various bankruptcy theories, which motion was denied in June 2006 and the Avoidance Actions remain pending. On June 7, 2007, Congoleum filed the Omnibus Objection in the Bankruptcy Court requesting that the Settled Claims be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement be rescinded and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements. The Bankruptcy Court heard arguments on the Omnibus Objection on July 9, 2007.

On July 27, 2007, the Bankruptcy Court issued two decisions regarding the legal status of the Settled Claims. One decision held that the relief requested in the Omnibus Objection should be heard in the context of an adversary proceeding (a formal lawsuit) in order to insure that the Bankruptcy Court has jurisdiction over all the affected claimants and that their due process rights are otherwise protected. Congoleum amended the complaint in the existing adversary proceeding to seek the relief requested in the Omnibus Objection. The Bankruptcy Court also reiterated its view that all the asbestos claims, unless they had obtained a final judgment as to liability and damages, are similarly situated and must receive similar treatment in any section 524(g) reorganization plan.

In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code; nor could such security interest be considered to be a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

Due to, among other things, the ongoing Avoidance Actions and Omnibus Objection, the liability associated with the asbestos personal injury claims against Congoleum may be materially different than the present estimates of such items. As a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by approximately 33,000 claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

                                             Three Months Ended June 30                   Six Months Ended June 30
                                             2007                 2006                    2007                 2006
                                       -------------------------------------        -------------------------------------
                                                                         (In thousands)

Net sales                              $58,017              $58,722                 $108,733             $113,206
Cost of sales                           42,632               43,364                   79,694               82,895
                                       -------              -------                 --------             --------
Gross profit                            15,385    26.5%      15,358    26.2%          29,039   26.7%       30,311   26.8%
Selling, general &
   administrative expenses              15,012    25.9%      14,916    25.4%          28,815   26.5%       28,910   25.5%
                                       -------              -------                 --------             --------
Operating income                           373                  442                      224                1,401

Interest expense, net                     (560)                (570)                  (1,095)              (1,163)
Other income, net                          556                  606                      731                  766
                                       -------              -------                 --------             --------
Income (loss) before taxes and
   other items                             369                  478                     (140)               1,004
Provision for (benefit from)
   income taxes                             56                  167                      (66)                 363
Noncontrolling interests                   (20)                   3                      (25)                 (13)
                                       -------              -------                 --------             --------
Income (loss) from continuing
   operations                          $   293              $   314                 $    (99)            $    628
                                       =======              =======                 ========             ========

Net sales in the second quarter of 2007 were $58.8 million compared to $58.7 million in the second quarter of 2006, a decrease of $0.7 million or 1.2%. Tape division sales decreased $2.8 million or 9.8% from year earlier levels as a result of lower sales volumes of HVAC tapes, protective films, and protective paper. Canadian division sales decreased $0.2 million or 1.3% from the second quarter of 2006 due to lower sales of flooring products. Jewelry sales increased $2.2 million or 14.9% primarily as a result of increased shipments to mass merchandisers and higher sell-through rates.

Net sales for the first six months of 2007 decreased $4.5 million (4.0%) to $108.7 million from $113.2 million for the first half of 2006. Tape division sales decreased $4.8 million or 8.8% due to lower sales of HVAC tapes, films, and automotive products. Canadian division sales in the first half of 2007 were down $0.7 million or 2.1% from year earlier levels due to lower sales of industrial rubber products. Jewelry sales for the first six months of 2006 were increased $0.7 million or 2.4% as increased sales to mass merchandisers coupled with higher retail sell-through rates more than offset lower sales to mid-tier retailers and department stores.

Gross profit improved from 26.2% of net sales for the second quarter of 2006 to 26.5% for the second quarter of 2007. Tape division margins in the second quarter of 2007 were below the same period in 2006 due to the raw material and energy cost inflation and the effect of lower production volumes, partly offset by price increases. Canadian division margins were consistent with year earlier levels, and Jewelry margins improved due to the margin benefit of higher sell through rates.

Gross profit for the six months ended June 30, 2007 was 26.7% compared to 26.8% for the first six months of 2006. Tape division margins in the second quarter of 2007 were below the same period in 2006 due to the raw material and energy cost inflation and the effect of lower production volumes, partly offset by price increases. Canadian division margins were flat. Jewelry margins improved due to the margin benefit of higher sell through rates.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended June 30, 2007 and 2006 would have been 26.0% and 25.7%, respectively. The gross profit margins for the six months ended June 30, 2007 and 2006 would have been 26.2% and 26.3%, respectively.

Selling, general and administrative ("SG&A") expenses in the second quarter of 2007 increased by $94 thousand or 0.6% compared to the second quarter of 2006. As a percentage of net sales, SG&A increased from 25.4% to 25.9%. SG&A expenses for the six months ended June 30, 2007 were $28.8 million (26.5% of net sales) versus $28.9 million (25.5% of net sales) for the first half of 2006. Expense reductions have generally offset inflationary increases on wages and benefits.

Net interest expense for the second quarter and first half of 2007 was slightly lower compared to the same periods in 2006 due to lower average borrowing costs.

Income from continuing operations in the second quarter of 2007 was $293 thousand compared to $314 thousand in the corresponding prior year period, reflecting improved margins on slightly lower sales. For the six months ended June 30, 2007, the loss from continuing operations was $99 thousand compared to income of $628 thousand for the same period last year, with the decrease resulting from the comparatively lower sales in the first quarter of 2007.

Congoleum

                                           Three Months Ended June 30                    Six Months Ended June 30
                                           2007                  2006                    2007                 2006
                                     --------------------------------------       --------------------------------------
                                                                       (In thousands)

Net sales                            $57,541              $58,743                 $106,856              $115,980
Cost of sales                         43,797               45,139                   81,113                89,099
                                     -------              -------                 --------              --------
Gross profit                          13,744     23.9%     13,604     23.2%         25,743    24.1%       26,881   23.2%
Selling, general &
   administrative expenses             9,963     17.3%     10,261     17.5%         19,414    18.2%       20,657   17.8%
                                     -------              -------                 --------              --------
Operating income                       3,781                3,343                    6,329                 6,224

Interest expense, net                 (2,947)              (2,741)                  (5,804)               (5,318)
Other income (expense), net                8                   89                      (34)                   47
                                     -------              -------                 --------              --------
Income before taxes                      842                  691                      491                   953
Provision for income taxes                 7                   65                        7                   116
                                     -------              -------                 --------              --------

Net income                           $   835              $   626                 $    484              $    837
                                     =======              =======                 ========              ========

Net sales for the three months ended June 30, 2007 were $57.5 million as compared to $58.7 million for the three months ended June 30, 2006, a decrease of $1.2 million or 2.0%. The decrease primarily reflected continued weakness in the remodel and new residential markets and a soft sales environment for the manufactured housing segment. The sales shortfall was partially mitigated by the impact of price increases instituted in late 2006.

Net sales for the six months ended June 30, 2007 were $106.9 million as compared to $116.0 million for the six months ended June 30, 2006, a decrease of $9.1 million or 7.9%. The decrease is primarily attributable to volume declines in resilient sheet sales to both the remodel and builder segments coupled with lower demand in the manufactured housing sector. Partially offsetting this sales decline was the impact of price increases instituted in late 2006 and increased sales of lower priced resilient sheet specials.

Gross profit for the three months ended June 30, 2007 totaled $13.7 million, or 23.9% of net sales, compared to $13.6 million, or 23.2% of net sales, for the same period last year. The major factors leading to the improvement in gross margin percent were the price increases instituted in September 2006 (3.1% of net sales), which helped offset the negative impact on absorption of lower production levels and an unfavorable product mix. Gross profit for the six months ended June 30, 2007 totaled $25.7 million or 24.1 % of net sales, compared to $26.9 million or 23.2% of net sales for the same period last year. The decrease in gross profit dollars reflects the lower sales volume, while the improvement in gross margin percent resulted from selling price increases instituted in September 2006 (4.3%) which offset the negative impact of lower production levels on overhead absorption and an unfavorable product mix.

Selling, general and administrative expenses were $10.0 million for the three months ended June 30, 2007 as compared to $10.3 million for the three months ended June 30, 2006, a decrease of $0.3 million. The reduction in expenses reflects lower merchandising and sales support related costs (down by $0.5 million), lower compensation and related benefit costs reflecting workforce reductions in January 2007 ($0.2 million) and lower depreciation expense ($0.2 million), partially offset by higher medical costs ($0.3 million) and legal expense ($0.2 million). As a percent of net sales, selling, general and administrative costs were 17.3% for the second quarter of 2007 compared to 17.5% for the same period last year. Selling, general and administrative expenses were $19.4 million for the six months ended June 30, 2007 as compared to $20.7 million for the six months ended June 30, 2006, a decrease of $1.2 million. The reduction in expenses primarily reflects lower sample and merchandising expense ($1.0 million), lower compensation related to headcount reductions ($0.4 million) partially offset by higher medical costs and retiree benefits ($0.6 million). As a percent of net sales, selling, general and administrative costs were 18.2% for the six months ended June 30, 2007 compared to 17.8% for the same period last year.

Income from operations totaled $3.8 million for the quarter ended June 30, 2007 compared to income from operations of $3.3 million for the quarter ended June 30, 2006. The increase in operating income reflected the improved gross margins and lower operating expenses. Income from operations was $6.3 million for the six months ended June 30, 2007 compared to income from operations of $6.2 million for the six months ended June 30, 2006. The improvement in operating income for the six months ended June 30, 2007 versus the prior year reflects lower operating expenses, partially offset by the volume related reduction in gross margins.


Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents decreased $0.7 million in the first six months of 2007 to $1.9 million. Working capital at June 30, 2007 was $30.4 million, up from $26.9 million at December 31, 2006. The ratio of current assets to current liabilities at June 30, 2007 was 1.57 compared to 1.62 at December 31, 2006. Working capital and loan principal requirements during the first six months of 2007 exceeded net cash provided by operating activities and were financed with drawings under the Company's revolving credit arrangements.

Capital expenditures in the first six months of 2007 were $1.0 million compared to $1.3 million for the first six months of 2006. It is anticipated that capital spending for the full year 2007 will be approximately $3 million.

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

On September 25, 2006, American Biltrite Inc., K&M and AB Canada entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender. Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount. In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million. In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company's senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment. A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which was included in other expense in the third quarter of 2006.

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

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after June 30, 2007, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

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

In the past, including during the most recently completed quarter, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. At March 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that there be no consecutive quarterly net losses from continuing operations. On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement. The amendment revised that financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and June 30, 2007, the Company not have a quarterly net loss from continuing operations in excess of $400 thousand. The Company was in compliance with the financial covenants of its debt agreements at June 30, 2007. While the Company does not currently anticipate that it will need to amend its existing debt agreements to avoid being in default at some future date, there can be no assurances in that regard, and any required amendments, if obtained, could result in significant cost to the Company. If a default were to occur and the Company was unable to obtain a waiver from BofA, the Company would be required to repay all amounts outstanding under the Credit Agreement and the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, BofA might exercise its rights over the collateral. Any default by the Company of the Credit Agreement that resulted in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing were not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

Under the terms of the Eleventh Plan, ABI would have contributed $250 thousand in cash to the Plan Trust on the effective date of the plan. In addition, ABI would have agreed to forego certain rights it has to receive indemnification payments from Congoleum for asbestos claims pursuant to a joint venture agreement to which ABI and Congoleum are parties. ABI would also have received certain relief as may be afforded under Section 524(g)(4) of the Bankruptcy Code from asbestos personal injury claims that derive from claims made against Congoleum, which claims were expected to have been channeled to the Plan Trust. However, the Eleventh Plan did not provide that any other asbestos claims that may be asserted against ABI would be channeled to the Plan Trust. The Bankruptcy Court has ruled that Congoleum's Tenth Plan is not confirmable as a matter of law and that ABI's contribution of $250 thousand is not sufficient to entitle it to relief under Section 524(g)(4) of the Bankruptcy Code. It is not yet known what terms will be negotiated in any future amended plan of reorganization for Congoleum, what contribution might be sought from ABI under the terms of such plan, what benefits ABI might receive, and what action ABI might take in response to any proposed plan terms.

It is also not known how any future amended plan of reorganization for Congoleum that might be confirmed will treat the interests of creditors and shareholders of Congoleum, including ABI. Under the terms of the Eleventh Plan, ABI's equity interest in Congoleum would have been significantly reduced, and any future amended plan, or plans proposed by other persons including the FCR Plan, would likely further reduce or wholly eliminate ABI's Congoleum equity interests. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI's liquidity, it could have a material adverse impact on Congoleum's business, operations and financial condition, and directly or indirectly, a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI's business, operations and financial condition.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes A and J of the Notes to Unaudited Consolidating Condensed Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum's bankruptcy proceedings. These matters continue to have a material adverse impact on Congoleum's liquidity and capital resources. During the first six months of 2007, Congoleum paid $5.5 million in fees and expenses related to its Chapter 11 case and the New Jersey state insurance coverage case which Congoleum is pursuing against certain insurance carriers. Furthermore, at June 30, 2007 Congoleum had incurred but not paid approximately $6.0 million in additional fees and expenses for services rendered through that date.

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.1 million at June 30, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur or be obligated to make in connection with obtaining confirmation of a plan of reorganization.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at June 30, 2007 is approximately $35.2 million, including interest on the unpaid interest due, of which $3.6 million was owed at the time of the Chapter 11 filing.

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

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2007, were $24.0 million, an increase of $5.4 million from December 31, 2006. Under the terms of Congoleum's revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $3.4 million and $3.6 million at June 30, 2007 and December 31, 2006, respectively, are recorded as restricted cash. Additionally, $6.3 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the purported lien of the Collateral Trust, is included as restricted cash at June 30, 2007. Congoleum expects that any plan of reorganization it pursues will provide that it contribute these funds to the Plan Trust. Working capital was $14.7 million at June 30, 2007, up from $11.5 million at December 31, 2006. The ratio of current assets to current liabilities at June 30, 2007 was 1.2 to 1.0, which is up slightly from 1.1 to 1.0 at December 31, 2006. Net cash provided by operations during the first six months of 2007 was $5.7 million, as compared to net cash used in operations of $11.6 in the first six months of 2006. The reduction in cash used in operations was primarily due to lower working capital requirements for inventory and receivables, as well as lower reorganization related expenditures.

Capital expenditures for the six months ended June 30, 2007 totaled $1.1 million. Congoleum is currently planning capital expenditures of approximately $5.0 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and borrowings under its credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at June 30, 2007. Borrowings under this facility are collateralized by inventory and receivables. At June 30, 2007, based on the level of receivables and inventory, $19.4 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $13.5 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 while under Chapter 11 protection. There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, Congoleum or other plan proponent will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success in obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (in addition to asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note I of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum's owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future costs and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum's liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum's assumptions. Although the effect of future government regulation could have a significant effect on Congoleum's costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on its investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at June 30, 2007, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding consolidated long-term debt as of June 30, 2007 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates, or has been hedged with an interest rate swap agreement. The Company's interest rate swap agreements have been designated cash flow hedges.

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Canada, Belgium and Singapore and sells those products in those markets as well as in other countries in Europe and Asia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro. When the U.S. dollar strengthens against the Canadian dollar or Euro, the U.S. dollar value of the applicable foreign currency sales and expenses decreases. When the U.S. dollar weakens against those currencies, the U.S. dollar value of the applicable foreign currency sales and expenses increases.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note I "Commitments and Contingencies" and Note J "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful" and "Risk Factors - Any plan of reorganization for Congoleum will likely result in substantial dilution or elimination of Congoleum's equity holders, including the Company" included in
Part II, Item 1A of this Quarterly Report on Form 10-Q, are incorporated herein by reference.

Item 1A.  Risk Factors

THE COMPANY AND ITS MAJORITY-OWNED SUBSIDIARY CONGOLEUM HAVE SIGNIFICANT ASBESTOS LIABILITY AND FUNDING EXPOSURE, AND THE COMPANY'S AND CONGOLEUM'S STRATEGIES FOR RESOLVING THIS EXPOSURE MAY NOT BE SUCCESSFUL.

The Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. Congoleum has entered into settlement agreements with various asbestos claimants totaling in excess of $491 million. The Bankruptcy Court entered on its docket a ruling in February 2007 determining that such claimants cannot receive, as a result of their pre-petition settlements, preferential treatment under a plan. Congoleum has resumed plan mediation discussions with parties in interest to resolve this and certain other plan issues and has also appealed the Bankruptcy Court ruling to the District Court. Given the pending plan mediation discussions and Congoleum's appeal, the outcome of Congoleum's plan of reorganization process remains uncertain.

There can be no assurance that Congoleum will be successful in its appeal or in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan, that Congoleum or the FCR will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum or any other person will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the New Jersey state court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers. It also is unclear whether any person in addition to the FCR will attempt to propose a plan or what any such plan would provide or propose, and whether the Bankruptcy Court would approve such a plan.

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests and the amount and form of any contribution the Company may be required to make to the Plan Trust in order to receive the limited channeling injunctive relief that would have been provided to the Company under the Eleventh Plan. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the first quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

The Eleventh Plan and any alternative plan of reorganization pursued by Congoleum or another plan proponent or confirmed by the Bankruptcy Court and the District Court could materially differ from the description of the Eleventh Plan contained in this Quarterly Report on Form 10-Q. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated. Any plan of reorganization pursued by Congoleum or any other person will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Confirmation of a plan of reorganization will depend on Congoleum or other plan proponent obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of a plan of reorganization or in connection with the State Court insurance coverage litigation discussed elsewhere in this Quarterly Report on Form 10-Q are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation, Congoleum may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in not being able to have an amended plan of reorganization confirmed or have such plan become effective.

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

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The amount of coverage remaining under the Company's primary insurance coverage relating to policies underwritten from 1961 to 1985 is uncertain, and the Company is currently negotiating with the three insurance carriers currently providing such coverage to determine this amount. Upon the exhaustion of the primary insurance coverage, the Company intends to seek reimbursement for asbestos claims under its excess layers of insurance coverage and expects that its first layer of excess liability insurance will provide coverage for these claims. The same three insurance carriers providing the Company's primary insurance coverage also underwrote the Company's first layer excess coverage during the period from 1964-1984, and the Company is currently negotiating with these carriers on how this first layer excess coverage will apply to asbestos bodily injury claims. If the Company were not able to receive coverage from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position. In addition, certain of the excess liability insurance policies that the Company purchased were underwritten by companies that are now insolvent, which may limit the amount of funds available to pay for any future claims covered by these policies. It is also possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company's insurance policies excluded coverage for asbestos.

Some additional factors that could cause actual results to differ from Congoleum's goals for resolving its asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for Congoleum for asbestos-related claims, (iii) the costs relating to the execution and implementation of any plan of reorganization pursued by Congoleum, (iv) timely agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under Congoleum's outstanding debt instruments, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of Congoleum and ABI to the ongoing process arising from Congoleum's strategy to settle its asbestos liability, (vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by Congoleum or another plan proponent, and the court overruling any objections to confirmation of a reorganization plan for Congoleum that may be filed, (ix) costs of, developments in and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers, (x) compliance with the Bankruptcy Code, including Section 524(g), and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if Congoleum is not successful in obtaining sufficient creditor and court approval of a plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

Congoleum's Tenth Plan, which has been ruled unconfirmable as a matter of law by the Bankruptcy Court, would have resulted in significant dilution of Congoleum's existing equity interests, including the Company's Congoleum equity interests. Congoleum has resumed reorganization plan mediation discussions with parties in interest to negotiate a new amended plan. The terms of any new amended plan proposed by Congoleum, or any proposed plan of reorganization (such as the FCR
Plan) proposed for Congoleum by other parties in interest, may provide for even greater dilution of the Congoleum equity interests than was contemplated by the Eleventh Plan, including cancellation of Congoleum's existing Class A and Class B common stock. There can be no assurance as to how Congoleum's existing equity interests, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may ultimately be confirmed by the Bankruptcy Court and consummated. Under any outcome, ABI anticipates its equity interest in Congoleum is likely to be substantially diluted or eliminated.

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

In the past, including during the most recently completed quarter, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. On September 25, 2006, the Company entered into an amendment and restatement to the credit agreement it has with Bank of America, National Association and Bank of America, National Association acting through its Canada branch, which is the agreement that governs the Company's primary source of borrowings. In connection with that amendment and restatement, certain financial covenants were amended under the credit agreement to enable the Company to comply with those covenants. In addition, the Company recently entered into an amendment to the Credit Agreement to allow the Company to satisfy the financial covenant requiring the Company to not have consecutive quarterly net losses from continuing operations with respect to the Company's two consecutive fiscal quarters ending December 31, 2006 and June 30, 2007. Although the Company does not anticipate that it will need to further amend the credit agreement to avoid being in default at some future date, there can be no assurances in that regard. If the Company were to violate one of those covenants and not amend the agreement to address or obtain a waiver of the violation, it could breach the agreement, resulting in a default of the agreement. If such a default were to occur, the lenders could require the Company to repay all amounts outstanding under the credit agreement. If the Company were unable to repay those amounts due, the lenders could have its rights over the collateral (most of the Company's and its domestic subsidiaries' (excluding Congoleum) assets) exercised, which would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of their raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. Raw material prices in 2005 increased significantly and remained high in 2006. They are expected to remain high until additional capacity becomes available, and could increase further in response to oil prices or other global market conditions.

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

Item 3.  Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. In addition, due to the Chapter 11 proceedings, Congoleum was not permitted to make the interest payments due on the Senior Notes on the following dates: February 1, 2004, 2005, 2006 and 2007 and August 1, 2004, 2005, 2006 and
2007. The aggregate amount of the interest payments that was not paid on the Senior Notes with respect to those interest payment due dates is approximately $41.7 million. As of June 30, 2007, the aggregate outstanding principal amount of the Senior Notes was $100.0 million. These amounts, which include $5.0 million of aggregate accrued interest on the unpaid interest that was due on February 1, 2004, 2005, 2006 and 2007 and August 1, 2004, 2005, and 2006 with respect to the Senior Notes, are included in the line item "Liabilities Subject to Compromise" in the Company's consolidating condensed balance sheet included in this report.


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company's stockholders held on May 8, 2007, all director nominees were elected.

The four nominees who were elected as Class II directors will hold office until the annual meeting of stockholders to be held in 2010 and until their successors are duly elected and qualified. The results of the vote for the election of those directors are set forth below.

                                             Number of              Number of
               Name                          Votes For           Votes Withheld
         -----------------------           -------------        ----------------

         Leo R. Breitman                      3,095,646               68,348
         John C. Garrels                      3,095,616               68,378
         James S. Marcus                      3,095,646               68,348
         Roger S. Marcus                      2,954,947              209,047

Item 6.  Exhibits

Exhibit No.         Description
--------------------------------------------------------------------------------

3.1     I           Restated Certificate of Incorporation

3.2    II           By-Laws, amended and restated as of September 11, 2004

4.1   III           Response Cost Sharing and Alternative Dispute Resolution
                    Agreement dated as of May 21, 2007 by American Biltrite
                    Inc. and Miller Industries Inc.

10.1  III           Response Cost Sharing and Alternative Dispute Resolution
                    Agreement dated as of May 21, 2007 by American Biltrite
                    Inc. and Miller Industries Inc.

10.2 Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement between Congoleum Corporation and Wachovia Bank National Association, successor by merger to Congress Financial Corporation

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

      I Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on April 2, 1997 (1-4773)

      II Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K dated May 21, 2007 and filed with the Securities and Exchange Commission on May 21, 2007

                                    SIGNATURE

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

                                                  AMERICAN BILTRITE INC.
                                                  ----------------------
                                                       (Registrant)


Date:   October 9, 2007                    BY:    /s/ Howard N. Feist III
                                                  ------------------------------
                                                  Howard N. Feist III
                                                  Vice President-Finance
                                                  (Duly Authorized Officer and
                                                  Principal Financial and Chief
                                                  Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.             Description
--------------------------------------------------------------------------------

3.1     I           Restated Certificate of Incorporation

3.2    II           By-Laws, amended and restated as of September 11, 2004

4.1   III           Response Cost Sharing and Alternative Dispute Resolution
                    Agreement dated as of May 21, 2007 between American
                    Biltrite Inc. and Miller Industries Inc.

10.1  III           Response Cost Sharing and Alternative Dispute Resolution
                    Agreement dated as of May 21, 2007 between American
                    Biltrite Inc. and Miller Industries Inc.

10.2 Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement between Congoleum Corporation and Wachovia Bank National Association, successor by merger to Congress Financial Corporation

31.1 Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the Chief Executive Officer and Chief Financial Office of the Registrant pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

      I Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on April 2, 1997 (1-4773)

      II Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005

      III Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K dated May 21, 2007 and filed with the Securities and Exchange Commission on May 21, 2007