Form 10-Q
period 2007-09-30
AMERICAN BILTRITE INC
filed 2007-11-14
CIK 4611

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2007               Commission File Number 1-4773

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 12, 2007
      -------------------------                 --------------------------------

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

                             AMERICAN BILTRITE INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Consolidating Condensed Balance Sheets -
                    Assets as of September 30, 2007 (Unaudited)
                    and December 31, 2006....................................  1

                    Consolidating Condensed Balance Sheets -
                    Liabilities and Stockholders'
                    Equity as of September 30, 2007 (Unaudited)
                    and December 31, 2006....................................  2

                    Consolidating Condensed Statements of Operations
                    (Unaudited) For the Three Months Ended
                    September 30, 2007 and 2006..............................  3

                    Consolidating Condensed Statements of Operations
                    (Unaudited) For the Nine Months Ended
                    September 30, 2007 and 2006..............................  4

                    Consolidating Condensed Statements of Cash Flows -
                    Operating Activities (Unaudited) For the Nine Months
                    Ended September 30, 2007 and 2006........................  5

                    Consolidating Condensed Statements of Cash Flows -
                    Investing & Financing Activities (Unaudited) For the
                    Nine Months Ended September 30, 2007 and 2006............  6

                    Notes to Unaudited Consolidating Condensed Financial
                    Statements...............................................  7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 36

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk.............................................. 52

         Item 4.    Controls and Procedures.................................. 53


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings........................................ 54

         Item 1A.   Risk Factors............................................. 54

         Item 3.    Defaults Upon Senior Securities.......................... 63

         Item 5.    Other Information........................................ 63

         Item 6.    Exhibits................................................. 65

         Signature  ......................................................... 66

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                 CONSOLIDATING CONDENSED BALANCE SHEETS - ASSETS
                            (In thousands of dollars)

                                                   ABI Consolidated                     Eliminations
                                           September 30,      December 31,    September 30,      December 31,
                                                2007              2006             2007             2006
                                          ---------------------------------------------------------------------
                                            (Unaudited)                        (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                 $  28,359         $  21,180
   Restricted cash                               6,425             9,656
   Accounts receivable, net                     46,467            40,791            $(342)         $(226)
   Inventories                                  84,662            80,471             (158)          (143)
   Deferred income taxes                         1,818             1,818
   Prepaid expense & other current
     assets                                     28,209            28,406
                                          ---------------------------------------------------------------------
     Total current assets                      195,940           182,322             (500)          (369)

Property, plant & equipment, net               100,282           106,380

Other assets:
   Insurance for asbestos-related
     liabilities                                 9,320             9,320
   Goodwill, net                                11,490            11,475
   Other assets                                 23,453            22,175             (126)          (135)
                                          ---------------------------------------------------------------------
                                                44,263            42,970             (126)          (135)
                                          ---------------------------------------------------------------------

Total assets                                 $ 340,485         $ 331,672            $(626)         $(504)
                                          =====================================================================

                                                       Congoleum                      American Biltrite
                                            September 30,      December 31,     September 30,     December 31,
                                                2007              2006              2007              2006
                                          ----------------------------------------------------------------------
                                             (Unaudited)                        (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                  $  25,552        $  18,591        $    2,807        $    2,589
   Restricted cash                                6,425            9,656
   Accounts receivable, net                      19,198           17,598            27,611            23,419
   Inventories                                   35,401           34,220            49,419            46,394
   Deferred income taxes                                                             1,818             1,818
   Prepaid expense & other current
     assets                                      25,584           25,610             2,625             2,796
                                          ----------------------------------------------------------------------
     Total current assets                       112,160          105,675            84,280            77,016

Property, plant & equipment, net                 62,306           67,757            37,976            38,623

Other assets:
   Insurance for asbestos-related
     liabilities                                                                     9,320             9,320
   Goodwill, net                                                                    11,490            11,475
   Other assets                                  11,449           10,770            12,130            11,540
                                          ----------------------------------------------------------------------
                                                 11,449           10,770            32,940            32,335
                                          ----------------------------------------------------------------------

Total assets                                  $ 185,915        $ 184,202        $  155,196        $  147,974
                                          ======================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
  CONSOLIDATING CONDENSED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                                    ABI Consolidated                     Eliminations
                                            September 30,      December 31,     September 30,     December 31,
                                                2007               2006             2007              2006
                                           -----------------------------------------------------------------------
                                             (Unaudited)                        (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                         $    19,892        $  21,769         $    (342)         $   (226)
   Accrued expenses                              40,335           37,411
   Asbestos-related liabilities                   6,454           13,950
   Notes payable                                 37,951           31,284
   Current portion of long-term debt              2,446            2,424
   Liabilities subject to compromise             43,055           34,602
                                           -----------------------------------------------------------------------
     Total current liabilities                  150,133          141,440              (342)             (226)

Long-term debt, less current portion              7,733            8,971
Asbestos-related liabilities                     10,660           10,300
Other liabilities                                14,512           15,441
Noncontrolling interests                          1,066            1,087
Liabilities subject to compromise               134,151          136,398              (126)             (135)
                                           -----------------------------------------------------------------------
     Total liabilities                          318,255          313,637              (468)             (361)

Stockholders' equity
   Common stock                                      46               46               (93)              (93)
   Additional paid-in capital                    19,599           19,591           (49,363)          (49,349)
   Retained earnings                             33,900           32,821            35,374            35,376

   Accumulated other comprehensive loss         (16,183)         (19,291)            6,111             6,110
   Less treasury shares                         (15,132)         (15,132)            7,813             7,813
                                           -----------------------------------------------------------------------
   Total stockholders' equity                    22,230           18,035              (158)             (143)
                                           -----------------------------------------------------------------------
     Total liabilities and stockholders'
       equity                               $   340,485        $ 331,672         $    (626)         $   (504)
                                           =======================================================================

                                                        Congoleum                      American Biltrite
                                             September 30,      December 31,    September 30,      December 31,
                                                  2007              2006             2007              2006
                                           ---------------------------------------------------------------------
                                              (Unaudited)                        (Unaudited)
Liabilities
Current liabilities:
   Accounts payable                            $   9,296         $  10,654        $  10,938        $   11,341
   Accrued expenses                               23,609            22,301           16,726            15,110
   Asbestos-related liabilities                    6,454            13,950
   Notes payable                                  14,079            12,715           23,872            18,569
   Current portion of long-term debt                                                  2,446             2,424
   Liabilities subject to compromise              43,055            34,602
                                           ---------------------------------------------------------------------
     Total current liabilities                    96,493            94,222           53,982            47,444

Long-term debt, less current portion                                                  7,733             8,971
Asbestos-related liabilities                                                         10,660            10,300
Other liabilities                                                                    14,512            15,441
Noncontrolling interests                                                              1,066             1,087
Liabilities subject to compromise                134,277           136,533
                                           ---------------------------------------------------------------------
     Total liabilities                           230,770           230,755           87,953            83,243

Stockholders' equity
   Common stock                                       93                93               46                46
   Additional paid-in capital                     49,363            49,349           19,599            19,591
   Retained earnings                             (63,042)          (64,726)          61,568            62,171

   Accumulated other comprehensive loss          (23,456)          (23,456)           1,162            (1,945)
   Less treasury shares                           (7,813)           (7,813)         (15,132)          (15,132)
                                           ---------------------------------------------------------------------
   Total stockholders' equity                    (44,855)          (46,553)          67,243            64,731
                                           ---------------------------------------------------------------------
     Total liabilities and stockholders'
       equity                                  $ 185,915         $ 184,202        $ 155,196        $ 147,974
                                           =====================================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             For the Three Months Ended September 30, 2007 and 2006
    (In thousands of dollars, except number of shares and per share amounts)

                                                         ABI Consolidated                   Eliminations
                                                       2007             2006            2007            2006
                                                  ----------------------------------------------------------------

Net sales                                           $ 107,403       $ 108,474         $    --         $    --

Cost of products sold                                  79,240          81,575            (125)           (107)
Selling, general & administrative expenses             23,625          24,223
                                                  ----------------------------------------------------------------
Income from operations                                  4,538           2,676             125             107
Other income (expense)
     Interest income                                      212             213
     Interest expense                                  (3,675)         (3,560)
     Other (expense) income                              (109)           (721)           (146)           (125)
                                                  ----------------------------------------------------------------
                                                       (3,572)         (4,068)           (146)           (125)
                                                  ----------------------------------------------------------------
Income (loss) before taxes and other items                966          (1,392)            (21)            (18)

Provision for (benefit from) income taxes                 212            (555)
Noncontrolling interests                                  (79)            (21)
                                                  ----------------------------------------------------------------
Income (loss) from continuing operations                  675            (858)            (21)            (18)
Discontinued operation                                     --               6
                                                  ----------------------------------------------------------------

Net income (loss)                                   $     675       $    (852)        $   (21)        $   (18)
                                                  ================================================================

                                                              Congoleum                    American Biltrite
                                                        2007             2006            2007             2006
                                                  ------------------------------------------------------------------

Net sales                                             $ 53,588         $ 57,460        $ 53,815        $ 51,014

Cost of products sold                                   39,365           44,562          40,000          37,120
Selling, general & administrative expenses               9,829           10,681          13,796          13,542
                                                  ------------------------------------------------------------------
Income from operations                                   4,394            2,217              19             352
Other income (expense)
     Interest income                                       185              104              27             109
     Interest expense                                   (3,146)          (2,916)           (529)           (644)
     Other (expense) income                               (213)              77             250            (673)
                                                  ------------------------------------------------------------------
                                                        (3,174)          (2,735)           (252)         (1,208)
                                                  ------------------------------------------------------------------
Income (loss) before taxes and other items               1,220             (518)           (233)           (856)

Provision for (benefit from) income taxes                   20              (94)            192            (461)
Noncontrolling interests                                                                    (79)            (21)
                                                  ------------------------------------------------------------------
Income (loss) from continuing operations                 1,200             (424)           (504)           (416)
Discontinued operation                                                                       --               6
                                                  ------------------------------------------------------------------

Net income (loss)                                     $  1,200         $   (424)       $   (504)       $   (410)
                                                  ==================================================================

                                                 Basic                     Diluted
                                           2007         2006          2007         2006
                                        ----------   ----------    ----------   ----------
Income (loss) per common share from
   continuing operations                $     0.20   $    (0.25)   $     0.20   $    (0.25)
Discontinued operation                          --           --            --           --
                                        ----------   ----------    ----------   ----------

   Net income (loss) per common share   $     0.20   $    (0.25)   $     0.20   $    (0.25)
                                        ==========   ==========    ==========   ==========

Weighted average number of common and
   equivalent shares outstanding         3,441,551    3,441,551     3,441,796    3,441,551
                                        ==========   ==========    ==========   ==========

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             For the Nine Months Ended September 30, 2007 and 2006
    (In thousands of dollars, except number of shares and per share amounts)

                                                         ABI Consolidated                   Eliminations
                                                       2007             2006            2007            2006
                                                  --------------------------------------------------------------------

Net sales                                           $ 322,992       $ 337,660         $    --         $    --

Cost of products sold                                 239,493         253,218            (679)           (458)
Selling, general & administrative expenses             71,854          73,790
                                                  --------------------------------------------------------------------
Income from operations                                 11,645          10,652             679             458
Other income (expense)
     Interest income                                      548             694
     Interest expense                                 (10,910)        (10,522)
     Other income (expense)                                39            (196)           (695)           (413)
                                                  --------------------------------------------------------------------
                                                      (10,323)        (10,024)           (695)           (413)
                                                  --------------------------------------------------------------------
Income (loss) before taxes and other items              1,322             628             (16)             45

Provision for (benefit from) income taxes                 153             (76)
Noncontrolling interests                                 (104)            (34)
                                                  --------------------------------------------------------------------
Income (loss) from continuing operations                1,065             670             (16)             45
Discontinued operation                                     --             (20)
                                                  --------------------------------------------------------------------

Net income (loss)                                   $   1,065       $     650         $   (16)        $    45
                                                  ====================================================================

                                                              Congoleum                    American Biltrite
                                                        2007             2006            2007             2006
                                                  ------------------------------------------------------------------

Net sales                                            $ 160,444        $ 173,440       $ 162,548       $ 164,220

Cost of products sold                                  120,478          133,661         119,694         120,015
Selling, general & administrative expenses              29,243           31,338          42,611          42,452
                                                  ------------------------------------------------------------------
Income from operations                                  10,723            8,441             243           1,753
Other income (expense)
     Interest income                                       439              387             109             307
     Interest expense                                   (9,204)          (8,517)         (1,706)         (2,005)
     Other income (expense)                               (247)             124             981              93
                                                  ------------------------------------------------------------------
                                                        (9,012)          (8,006)           (616)         (1,605)
                                                  ------------------------------------------------------------------
Income (loss) before taxes and other items               1,711              435            (373)            148

Provision for (benefit from) income taxes                   27               22             126             (98)
Noncontrolling interests                                                                   (104)            (34)
                                                  ------------------------------------------------------------------
Income (loss) from continuing operations                 1,684              413            (603)            212
Discontinued operation                                                                       --             (20)
                                                  ------------------------------------------------------------------

Net income (loss)                                    $   1,684        $     413       $    (603)      $     192
                                                  ==================================================================

                                                 Basic                    Diluted
                                           2007         2006         2007         2006
                                        ----------   ----------   ----------   ----------
Income per common share from
   continuing operations                $     0.31   $     0.19   $     0.31   $     0.19
Discontinued operation                          --           --           --           --
                                        ----------   ----------   ----------   ----------

   Net income per common share          $     0.31   $     0.19   $     0.31   $     0.19
                                        ==========   ==========   ==========   ==========

Weighted average number of common and
   equivalent shares outstanding         3,441,551    3,441,551    3,442,149    3,460,429
                                        ==========   ==========   ==========   ==========

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                        OPERATING ACTIVITIES (Unaudited)
             For the Nine Months Ended September 30, 2007 and 2006
                            (In thousands of dollars)

                                                            ABI Consolidated              Eliminations
                                                           2007          2006          2007          2006
                                                       ----------------------------------------------------------
Operating activities
   Net income (loss)                                     $  1,065      $    650        $  (16)        $  45
   Net loss from discontinued operation                        --            20
                                                       ----------------------------------------------------------
     Income (loss) from continuing operations               1,065           670           (16)           45
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization                         12,146        12,471
     Stock compensation expense                                22           180
     Charge for early extinguishment of debt                   --           860
     Change in operating assets and liabilities:
       Accounts and notes receivable                       (4,341)       (8,680)          242          (195)
       Inventories                                         (1,336)       (4,691)           16           (45)
       Prepaid expenses and other assets                    2,450           683
       Accounts payable and accrued expenses                8,081         8,082          (242)          195
       Asbestos-related expenses                          (10,752)      (17,752)
       Asbestos-related reimbursement from insurance
         settlement                                            --         3,684
       Noncontrolling interests                               (21)         (246)
       Other                                               (2,635)       (2,863)
                                                       ----------------------------------------------------------
     Net cash provided (used) by operating
       activities of continuing operations                  4,679        (7,602)           --            --
     Net cash used by operating activities of
       discontinued operations                                 --           (79)
                                                       ----------------------------------------------------------

     Net cash provided (used) by operating activities    $  4,679      $ (7,681)       $   --         $  --
                                                       ==========================================================

                                                                Congoleum               American Biltrite
                                                           2007          2006          2007           2006
                                                       --------------------------------------------------------
Operating activities
   Net income (loss)                                     $  1,684      $    413          (603)       $   192
   Net loss from discontinued operation                                                    --             20
                                                       --------------------------------------------------------
     Income (loss) from continuing operations               1,684           413          (603)           212
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization                          8,003         8,031         4,143          4,440
     Stock compensation expense                                14           169             8             11
     Charge for early extinguishment of debt                                               --            860
     Change in operating assets and liabilities:
       Accounts and notes receivable                       (1,600)       (9,639)       (2,983)         1,154
       Inventories                                         (1,181)          545          (171)        (5,191)
       Prepaid expenses and other assets                    2,114           479           336            204
       Accounts payable and accrued expenses                8,574         8,215          (251)          (328)
       Asbestos-related expenses                          (10,752)      (17,752)
       Asbestos-related reimbursement from insurance
         settlement                                            --         3,684
       Noncontrolling interests                                                           (21)          (246)
       Other                                               (2,227)       (2,703)         (408)          (160)
                                                       --------------------------------------------------------
     Net cash provided (used) by operating
       activities of continuing operations                  4,629        (8,558)           50            956
     Net cash used by operating activities of
       discontinued operations                                                             --            (79)
                                                       --------------------------------------------------------

     Net cash provided (used) by operating activities    $  4,629      $ (8,558)      $    50        $   877
                                                       ========================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS -
                  INVESTING & FINANCING ACTIVITIES (Unaudited)
             For the Nine Months Ended September 30, 2007 and 2006
                            (In thousands of dollars)

                                                            ABI Consolidated              Eliminations
                                                           2007          2006          2007          2006
                                                       ---------------------------------------------------------
Investing activities
   Investments in property, plant and equipment          $ (3,569)     $ (4,714)       $ --          $ --
   Proceeds from sale of property                              --           680
                                                       ---------------------------------------------------------
     Net cash used by investing activities of
       continuing operations                               (3,569)       (4,034)         --            --

Financing activities
   Net short-term borrowings                                5,222        25,009
   Payments on long-term debt                              (1,227)      (20,196)
   Penalty payment on early extinguishment of debt             --          (860)
   Net change in restricted cash                            3,231         1,424
                                                       ---------------------------------------------------------
     Net cash provided (used) by financing
       activities of continuing operations                  7,226         5,377          --            --
Effect of foreign exchange rate changes on cash            (1,157)         (811)
                                                       ---------------------------------------------------------
   Net increase (decrease) in cash                          7,179        (7,149)         --            --
Cash and cash equivalents at beginning of period           21,180        29,184
                                                       ---------------------------------------------------------

Cash and cash equivalents at end of period               $ 28,359      $ 22,035        $ --          $ --
                                                       =========================================================

                                                               Congoleum               American Biltrite
                                                          2007          2006          2007           2006
                                                       -------------------------------------------------------
Investing activities
   Investments in property, plant and equipment         $ (2,263)     $ (2,537)      $(1,306)      $ (2,177)
   Proceeds from sale of property                                                         --            680
                                                       -------------------------------------------------------
     Net cash used by investing activities of
       continuing operations                              (2,263)       (2,537)       (1,306)        (1,497)

Financing activities
   Net short-term borrowings                               1,364         4,882         3,858         20,127
   Payments on long-term debt                                                         (1,227)       (20,196)
   Penalty payment on early extinguishment of debt                                        --           (860)
   Net change in restricted cash                           3,231         1,424
                                                       -------------------------------------------------------
     Net cash provided (used) by financing
       activities of continuing operations                 4,595         6,306         2,631           (929)
Effect of foreign exchange rate changes on cash                                       (1,157)          (811)
                                                       -------------------------------------------------------
   Net increase (decrease) in cash                         6,961        (4,789)          218         (2,360)
Cash and cash equivalents at beginning of period          18,591        24,511         2,589          4,673
                                                       -------------------------------------------------------

Cash and cash equivalents at end of period              $ 25,552      $ 19,722       $ 2,807       $  2,313
                                                       =======================================================

See accompanying notes to consolidating condensed financial statements.

                     AMERICAN BILTRITE INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATING CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements, which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the proposed amended plan of reorganization of Congoleum Corporation, a majority-owned subsidiary of the Company ("Congoleum"), to settle asbestos liabilities) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2007. For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As discussed more fully below and elsewhere in these footnotes, on December 31, 2003, the Company's majority owned subsidiary Congoleum and two of Congoleum's subsidiaries filed in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") voluntary petitions commencing cases for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The accompanying consolidating condensed financial statements include the results for Congoleum for all periods presented. ABI continues to own a majority of the voting stock of Congoleum and expects to continue to control a majority of the voting stock of Congoleum while Congoleum is in reorganization proceedings. As discussed below, ABI anticipates its equity interest in Congoleum may be substantially reduced or eliminated upon confirmation of any plan of reorganization for Congoleum pursuant to the Bankruptcy Code.

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed a new amended plan of reorganization (the "Eighth Plan"). In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Bondholders' Committee (the "Bondholders' Committee") (representing holders of Congoleum's 8-5/8% Senior Notes due August 1, 2008 (the "Senior Notes")) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and Congoleum's controlling shareholder, ABI, on certain terms of an amended plan of reorganization (the "Ninth Plan"), which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of a new amended plan (the "Tenth Plan"), which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed an amended plan of reorganization (the "CNA Plan"). In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan (the "Eleventh Plan"), which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the United States District Court for the District of New Jersey (the "District Court"). On October 30, 2007, Congoleum informed the parties to the appeal that it would no longer be pursuing such appeal. The ACC, which is a co-appellant, has determined to continue to prosecute the appeal, which remains pending. There can be no assurance that Congoleum will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan.

On May 18, 2007, the New Jersey state court (the "State Court") issued a decision ruling that Congoleum's insurers have no coverage obligations under New Jersey law for a pre-petition settlement agreement (the "Claimant Agreement") between Congoleum and approximately 79,000 asbestos personal injury claimants. In that ruling, the State Court judge also cited trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not anyone recovered insurance proceeds. Based in part upon that finding, Congoleum filed an objection (the "Omnibus Objection") in the Bankruptcy Court on June 7, 2007 requesting that all asbestos-related personal injury claims settled and / or liquidated (the "Settled Claims") pursuant to either a pre-petition settlement agreement, the Claimant Agreement or the agreements establishing a pre-petition trust (the "Collateral Trust") be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements.

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

In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code and such security interests also could not be considered a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on Counts V and VI of the omnibus avoidance action and the sealed avoidance action commenced by the Congoleum in December 2005 (collectively, the "Avoidance Action") which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Actions, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. On October 12, 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements were null and void or should be rescinded. Argument on the summary judgment motion was heard on November 5, 2007, and the Bankruptcy Court has taken the motion under advisement.

The FCR filed a plan of reorganization and proposed disclosure statement ("FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of any pre-petition settlement agreements including the Claimant Agreement. The FCR Plan provides, among other things, that all existing equity interests of Congoleum's stockholders will be cancelled and that the stockholders will receive nothing on account of their equity interests. Disclosure statement hearings were held on August 30, 2007, November 8, 2007, and a further hearing is scheduled for December 31, 2007. There is no assurance that the Bankruptcy Court will approve the disclosure statement or that the FCR Plan will be confirmed. At the November 8, 2007 hearing, the Bankruptcy Court also ruled that any competing plans of reorganization must be filed prior to the December 11, 2007 hearing.

On October 25, 2007, the FCR amended the FCR Plan. As amended, the FCR Plan provides that reorganized Congoleum will assume the personal services agreement and business relations agreement between Congoleum and ABI, as well as a license agreement between Congoleum and AB Canada. The amended FCR Plan provides that other intercompany agreements between Congoleum and ABI will be rejected, including the joint venture agreement. Moreover, the amended FCR Plan proposes equitable subordination of ABI's claims against Congoleum and elimination of ABI's Congoleum equity interests.

Any plan of reorganization pursued by Congoleum or any other person will be subject to numerous conditions, approvals and other requirements, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, including that Congoleum or other plan proponent will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum or other plan proponent will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds for Congoleum to pay for continued litigation with respect to Congoleum's Chapter 11 case or the State Court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers.

For more information regarding Congoleum's asbestos liability and plan for resolving that liability, please refer to Note J.

Although there can be no assurances, the Company believes that there is reasonable basis to expect it will maintain control of Congoleum during the pendency of Congoleum's reorganization proceedings. Accordingly, the Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (excluding Congoleum and its wholly owned subsidiaries) and Congoleum and its wholly owned subsidiaries, which may be more meaningful for certain analyses. As discussed below, ABI anticipates its equity interest in Congoleum may be substantially reduced or eliminated upon confirmation of any plan of reorganization for Congoleum pursuant to the Bankruptcy Code.

The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. Due to Congoleum's significant asbestos liabilities, which are further described in Note J, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

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

Recently Issued Accounting Principles

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. The Company's unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company's income tax provision in future periods. Changes in the Company's unrecognized tax benefits during the three and nine months ended September 30, 2007 were immaterial. Furthermore, the Company does not expect such changes in the next twelve months to be material to the Company's financial position or results of operations.

For tax return purposes, ABI and Congoleum are not part of a consolidated group and, consequently, file separate federal and state tax returns. ABI's and Congoleum's federal income tax returns are open and subject to examination from the 2004 and 2003 tax return years and forward, respectively. ABI's and Congoleum's various state income tax returns are generally open and subject to examination from the 2002 and later tax return years based on individual state statute of limitations. Congoleum's tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit when such carryforwards are utilized to offset taxable income in future periods. AB Canada's federal and provincial tax returns are open and subject to examination from 2002 and later.

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

Note B - Inventories

Inventories at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

                                      September 30,   December 31,
                                          2007            2006
                                      ------------    ------------

        Finished goods                 $   60,121     $   56,374
        Work-in-process                    11,789         11,813
        Raw materials and supplies         12,752         12,284
                                       ----------     ----------

                                       $   84,662     $   80,471
                                       ===========    ==========

Note C - Sale of Property

In April 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation (see Note A). The building and land were sold for $5.0 million Canadian dollars ("C$"). The Company received C$1.0 million in cash and a C$4.0 million note. Commissions and other expenses incurred in connection with the sale totaled approximately C$200 thousand, resulting in net cash proceeds of approximately C$800 thousand. Payment of the note is contingent upon obtaining an environmental certification on the land sold. The Company expects to receive environmental certification before the end of 2007. As of September 30, 2007, the Company has recorded a deferred gain of approximately C$910 thousand with respect to this sale.

Note D - Accrued Expenses

Accrued expenses at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

                                                     September 30,  December 31,
                                                         2007           2006
                                                     ------------   ------------

        Accrued advertising and sales promotions         $19,656      $22,478
        Employee compensation and related benefits         8,688        7,084
        Interest                                             311            2
        Environmental matters                                632          632
        Royalties                                            877          837
        Income taxes                                         626          838
        Other                                              9,545        5,540
                                                     -----------     ---------

                                                         $40,335      $37,411
                                                     ===========     =========

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

On September 29, 2006, ABI entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest. The swap agreement for the Term Loan (the "Term Loan Swap") has a five year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan. The swap agreement for the $6.0 million outstanding under the Revolver (the "Revolver Swap") has a three year term with quarterly settlement dates beginning December 31, 2006. The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap. The Term Loan Swap and the Revolver Swap are carried at fair value. Changes in the fair value of the swap agreements are recorded in Other Income (Expense). For the three and nine months ended September 30, 2007, the Company recorded a loss of $192 thousand and $102 thousand, respectively, for the adjustment of the fair values of the swap agreements.

Note F - Other Liabilities

Other Liabilities at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

                                                    September 30,  December 31,
                                                        2007           2006
                                                    -------------  ------------

        Pension benefits                              $ 2,537       $ 2,970
        Environmental remediation and product
           related liabilities                          5,778         5,860
        Deferred income taxes                           3,763         4,095
        Other                                           2,434         2,516
                                                      -------       -------

                                                      $14,512       $15,441
                                                      =======       =======

See Note G for Liabilities Subject to Compromise.

Note G - Liabilities Subject to Compromise

As a result of Congoleum's Chapter 11 filing (see Notes A and J), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum's pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum's accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and J for further discussion of Congoleum's asbestos liability. Liabilities subject to compromise at September 30, 2007 and December 31, 2006 were as follows (in thousands):

                                                     September 30,  December 31,
                                                         2007           2006
                                                     -------------  ------------
Current liability
   Pre-petition other payables and accrued interest   $  43,055      $  34,602
Non-current
   Debt (at face value)                                 100,000        100,000
   Pension liability                                     12,907         15,502
   Other post-retirement benefit obligation               9,612          9,249
   Pre-petition other liabilities                        11,758         11,782
                                                      ---------      ---------
                                                        134,277        136,533
Elimination - Payable to American Biltrite                 (126)          (135)
                                                      ---------      ---------
   Total non-current liability                          134,151        136,398
                                                      ---------      ---------

Total liabilities subject to compromise               $ 177,206      $ 171,000
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

The following summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and nine months ended September 30, 2007 and 2006 (in thousands):

                                                         Three Months Ended September 30,
                                                         2007                        2006
                                                ----------------------      ----------------------
                                                               Other                       Other
                                                 Pension      Benefits       Pension      Benefits
                                                --------     ---------      --------      --------
   Service cost                                 $    618     $     53       $    368      $     46
   Interest cost                                   1,615          142          1,338           128
   Expected return on plan assets                 (1,627)          --         (1,169)           --
   Recognized net actuarial loss                     337           18            (61)           15

   Amortization of prior service cost                 29            3            525             9
                                                --------     --------       --------      --------

Net periodic benefit cost                       $    972     $    216       $  1,001      $    198
                                                ========     ========       ========      ========

                                                         Nine Months Ended September 30,
                                                        2007                        2006
                                                ----------------------      ----------------------
                                                               Other                       Other
                                                 Pension      Benefits       Pension      Benefits
                                                --------     ---------      --------      --------

   Service cost                                 $  1,832     $    159       $  1,578      $     97
   Interest cost                                   4,816          426          4,329           266
   Expected return on plan assets                 (4,838)          --         (4,032)           --
   Recognized net actuarial loss                   1,012           54           (141)           18

   Amortization of prior service cost                 83            9          1,243            32
                                                --------     --------       --------      --------

Net periodic benefit cost                       $  2,905     $    648       $  2,977      $    413
                                                ========     ========       ========      ========

The weighted average assumptions used to determine net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                                        2007                                      2006
                                        --------------------------------------    -------------------------------------
                                                                      Other                                    Other
                                               Pension              Benefits             Pension             Benefits
                                        ----------------------    ------------    ----------------------    -----------

Discount rate                               5.20% - 6.00%            6.00%            5.20% - 6.00%           6.00%
Expected long-term return on plan
   assets                                   7.00% - 7.50%              --             7.00% - 7.50%             --
Rate of compensation increase               4.00% - 5.00%              --             4.00% - 5.00%             --

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,363 pending claims involving approximately 1,949 individuals as of September 30, 2007. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

                                                               Year Ended
                                     Nine Months Ended        December 31,
                                    September 30, 2007            2006
                                    ------------------        -------------

        Beginning claims                    1,332                 1,703
        New claims                            383                   625
        Settlements                           (15)                  (30)
        Dismissals                           (337)                 (966)
                                       -------------          -------------

        Ending claims                       1,363                 1,332
                                       =============          =============

ABI has primary and multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims during the nine months ended September 30, 2007 and twelve months ended December 31, 2006 were $2.1 million and $3.1 million, respectively, all of which were paid by ABI's insurance carriers pursuant to a February 1996 coverage-in-place agreement with ABI's applicable primary layer insurance carriers, as were the related defense costs. ABI will seek reimbursement for asbestos claims under its excess layer coverage upon exhaustion of its primary insurance coverage. The amount of indemnity coverage limits remaining at September 30, 2007 under ABI's primary insurance coverage relating to policies underwritten from 1961 to 1985 ("Primary Layer") was approximately $0.5 million to $1.6 million, depending on the interpretation of the terms of the above-referenced coverage-in-place agreement. ABI is negotiating with the three insurance carriers currently providing coverage under the Primary Layer (the "Carrier Group") to determine the amount of coverage remaining under that coverage-in-place agreement.

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

In addition to the Umbrella Agreement, ABI has additional excess liability insurance policies that should provide further coverage if and when the Umbrella Coverage, taking into account any Umbrella Agreement, is exhausted. Depending on the terms of any Umbrella Agreement, the terms of ABI's excess liability insurance policies and the dates of asbestos exposure alleged in claims, ABI may incur uninsured costs related to asbestos claims once the Primary Layer has been exhausted. ABI does not expect these costs to have a material adverse impact on its financial condition or results of operations, although there can be no assurances in that regard.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum) based upon a strategy to actively defend or seek settlement for those claims in the normal course of business. Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. In 2006, the Company utilized an actuarial study to assist it in developing estimates of the Company's potential liability for resolving present and possible future asbestos claims. At December 31, 2006, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2012 was $10.3 million to $35.3 million. The Company believed no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $10.3 million in its consolidated financial statements at December 31, 2006. At September 30, 2007, the Company has recorded $10.7 million for the estimated minimum liability. The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $9.3 million at September 30, 2007 and December 31, 2006, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

Due to the numerous variables and uncertainties, including the effect of Congoleum's Chapter 11 case and any plan of reorganization on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for asbestos-related claims against the Company (not including claims asserted against Congoleum) beyond a six year horizon. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The Company anticipates that any resolution of its asbestos related liabilities that may result from any reorganization plan for Congoleum will be limited at most to liabilities derivative of claims asserted against Congoleum as may be afforded under Section 524(g)(4) of the Bankruptcy Code.

ABI reported in its Annual Report on Form 10-K for the year ended December 31, 2006 that it has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as amended, with respect to six sites located in five separate states. On May 21, 2007, ABI entered into a Response Cost Sharing and Alternative Dispute Resolution Agreement, dated as of May 21, 2007, with Miller Industries, Inc., which provides for a cost sharing arrangement in connection with the clean-up of two sites in Lisbon Falls, Maine (which sites are referred to as "Parcel A" and "Parcel B," respectively, and the "Maine Sites," collectively, in ABI's Annual Report on Form 10-K for the year ended December 31, 2006). Under the agreement, each of the parties agrees to fund fifty percent of the budgeted costs of the remedial investigation, feasibility study and remediation of the two sites, subject to a final determination of the parties' respective allocation of its share of the applicable costs, which will be made either by mutual agreement of the parties or by arbitration, as provided under the agreement. The agreement provides for procedures for the funding of these costs as well as allocates oversight responsibility for the cleanup of the sites to the parties based upon a party's determined share of responsibility for the cleanup of the sites. The Company's estimated share of costs under the terms of the agreement are consistent with the Company's previously estimated costs and recorded liability as of December 31, 2006. Other than with respect to the Maine Sites as described above, there have been no material developments relating to the sites or the other environmental matters described in ABI's Annual Report on Form 10-K during the nine month period ended September 30, 2007.

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

Congoleum also accrues remediation costs for certain of Congoleum's owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.3 million for Congoleum's expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise as of September 30, 2007 and December 31, 2006.

At September 30, 2007 and December 31, 2006, Congoleum had recorded a total of $4.4 million for estimated environmental liabilities none of which have been reduced by the amount of expected insurance recoveries. At September 30, 2007 and December 31, 2006, such estimated insurance recoveries are approximately $2.2 million. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum's recorded insurance asset for environmental matters is collectible from a single carrier.

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

Note J - Congoleum Asbestos Liabilities and Reorganization

In early 2003, Congoleum announced a strategy for resolving current and future asbestos claims liability through confirmation of a pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Later in 2003, Congoleum entered into the Claimant Agreement. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. The settlement values for the settlements entered into by Congoleum in connection with the Claimant Agreement exceed $491 million.

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

The Claimant Agreement incorporated Pre-Existing Settlement Agreements and the settlement of certain Trial-Listed Settlement Agreement claims for a fully secured claim against the Collateral Trust, and it settled all other claims for a secured claim against the Collateral Trust equal to 75% of the claim value and an unsecured claim for the remaining 25%. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements (discussed further below).

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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and Congoleum's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan were not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007,

Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court. On October 30, 2007, Congoleum informed the parties to the appeal that it would no longer be pursuing such appeal. The ACC, which is a co-appellant, has determined to continue to prosecute the appeal, which remains pending. There can be no assurance that Congoleum will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan.

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

In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code and such security interests could not be considered a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on certain counts of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Actions, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. On October 12, 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the summary judgment motion was heard on November 5, 2007, and the Bankruptcy Court has taken the motion under advisement.

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

The FCR filed a plan of reorganization and proposed disclosure statement (the "FCR Plan") on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of any pre-petition settlement agreements, including the Claimant Agreement. The FCR Plan provides, among other things, that all existing equity interests of Congoleum's stockholders will be cancelled and that the stockholders will receive nothing on account of their equity interests. Disclosure statement hearings were held on August 30, 2007and November 8, 2007, and a further hearing is scheduled for December 11, 2007. There is no assurance that the Bankruptcy Court will approve the disclosure statement or that the FCR Plan will be confirmed. At the November 8, 2007 hearing, the Bankruptcy Court also ruled that any competing plans of reorganization must be filed prior to the December 11, 2007 hearing.

On October 25, 2007, the FCR amended the FCR Plan. As amended, the FCR Plan provides that reorganized Congoleum will assume the personal services agreement and business relations agreement between Congoleum and ABI, as well as a license agreement between Congoleum and AB Canada. The amended FCR Plan provides that other intercompany agreements between Congoleum and ABI will be rejected, including the joint venture agreement. Moreover, the amended FCR Plan proposes equitable subordination of ABI's claims against Congoleum and elimination of ABI's Congoleum equity interests.

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

During 2005 and 2006, Congoleum entered into a number of settlement agreements with excess insurance carriers over coverage for asbestos-related claims. In May 2005, certain American International Group, Inc. ("AIG") companies agreed to pay approximately $103 million over ten years to the Plan Trust. This settlement resolves coverage obligations of policies with a total of $114 million in liability limits for asbestos bodily injury claims. Payment is subject to various conditions, including the effectiveness of a plan of reorganization that provides AIG with certain specified relief including a channeling injunction pursuant to Section 524(g) of the Bankruptcy Code. An insurer appealed the approval order granted by the Bankruptcy Court to the District Court. The District Court, however, entered an order in September 2006 that administratively terminated the appeal. The AIG settlement provides that any party may declare that the settlement agreement is null and void if any Bankruptcy Court order confirming a plan of reorganization for Congoleum fails to become a final order by May 12, 2007, and AIG may terminate the settlement agreement pursuant to this provision. On or about June 25, 2007, Congoleum and AIG executed a letter agreement providing that the parties would provide 45 days advance notice of their intent to terminate the AIG settlement. To date, neither party has given notice of an intention to terminate the agreement. At this time, it is not known whether AIG ultimately will seek to terminate the settlement agreement. In June 2005, Congoleum entered into a settlement agreement with certain underwriters at Lloyd's, London, pursuant to which those underwriters paid approximately $20 million into an escrow account in exchange for a release of insurance coverage obligations. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The settlement provided that any party may declare that the settlement would be null and void if any Bankruptcy Court order confirming a plan of reorganization of Congoleum fails to become a final order by June 22, 2007. In November 2007, Congoleum filed a motion to amend the settlement agreement (the "Second Amendment"). Under the Second Amendment, the above provision providing for the settlement becoming null and void has been deleted. Also, within ten business days after the order approving the Second Amendment becomes a final order, the parties will direct the escrow agent (i) to disburse to Lloyd's London, 25% of the net interest that had accrued in the escrow account as of September 30, 2007; and (ii) to disburse to Lloyd's London, at the end of each calendar quarter, 75% of the net interest that accrued during each quarterly period occurring after September 30, 2007. Further, within five business days of the Trigger Date (as defined in the Second Amendment), the parties will direct the escrow agent to release the Settlement Amount (as defined in the Second Amendment) in full, together with any accrued interest that is due to Congoleum, to the Plan Trust or as otherwise directed by the Bankruptcy Court. In August 2005, Congoleum entered into a settlement agreement with Federal Insurance Company pursuant to which Federal will pay $4 million to the Plan Trust, subject to certain adjustments, once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR appealed the approval order granted by the Bankruptcy Court to the District Court. The FCR, Federal and Congoleum reached an agreement to resolve the appeal pursuant to which the Federal settlement agreement will be amended to fix the settlement amount payable by Federal at $2.1 million and to delete from the settlement agreement the adjustment mechanism, which operated under certain circumstances to reduce the settlement amount, and the Bankruptcy Court has approved this treatment. In October 2005, Congoleum entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company pursuant to which Mt. McKinley and Everest paid $21.5 million into an escrow account. The escrow agent will transfer the funds to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. An insurer and the FCR appealed the approval order granted by the Bankruptcy Court to the District Court, but the appeal has been administratively terminated by agreement. The Mt. McKinley and Everest settlement agreement contains a provision that any party may declare the agreement to be null and void if the Confirmation Order and Approval Order do not become final orders within two years of the Execution Date (as those terms are defined in the Mt. McKinley and Everest settlement agreement). At this time, Mt. McKinley and Everest have not sought to terminate the settlement agreement. In March 2006, Congoleum entered into a settlement agreement with Harper Insurance Limited. Under the terms of this settlement, Harper will pay approximately $1.4 million to Congoleum or the Plan Trust once certain conditions are satisfied, including the effectiveness of a plan of reorganization containing the Section 524(g) protection specified in the settlement agreement. The Bankruptcy Court approved this settlement in April 2006. In April 2006, Congoleum entered into a settlement agreement with Travelers Casualty and Surety Company and St. Paul Fire and Marine Insurance Company (collectively, "Travelers"). Under the terms of this settlement, Travelers will pay $25 million in two installments over thirteen months to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement goes effective and the Bankruptcy Court approves the transfer of the funds. The FCR sought, and was granted, limited discovery with respect to the Travelers settlement to which the FCR has objected. A hearing to consider approval of the Travelers settlement was held in April 2007, and on May 11, 2007 the Bankruptcy Court issued a decision denying approval of the Travelers settlement. Congoleum and Travelers have appealed that decision to the District Court, and that appeal remains pending. In April 2006, Congoleum also entered into a settlement agreement with Fireman's Fund Insurance Company. Under the terms of this settlement, Fireman's Fund will pay $1 million to the Plan Trust once a plan of reorganization with the Section 524(g) protection specified in the settlement agreement becomes effective and the Bankruptcy Court approves the transfer of the funds. The settlement was approved by the Bankruptcy Court in September 2006. In August 2006, Congoleum entered into a settlement agreement with Century Indemnity Company and its affiliates ("Century"). Under the terms of this settlement, Century will pay $16.95 million to the Plan Trust in four installments over a three-year period commencing 60 days after all conditions to the agreement have been satisfied. The Bankruptcy Court approved this settlement in September 2006. Certain insurance companies appealed the Bankruptcy Court approval order to the District Court. Upon the entry of stipulations with the appellants, the appeal was dismissed. It is possible that one or more of the settling insurers may argue temporal, Plan-related, and other conditions to payment have not been satisfied and therefore such insurer is relieved of certain of its settlement obligations. If Congoleum is unable to confirm a plan of reorganization with Section 524(g) protection, the settlements described in this paragraph are subject to termination.

The terms of any new plan of reorganization are likely to be materially different from the Eleventh Plan, including with respect to the Company and its interests, such as the Company's Congoleum equity interests, whether and the extent to which the Company may receive the limited Section 524(g) channeling injunction relief that would have been provided to the Company under the Eleventh Plan, and the amount and form of any contribution the Company may be required to contribute to the Plan Trust in order to receive that injunctive relief. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time in the third quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated.

Any plan of reorganization pursued by Congoleum or any other person will be subject to numerous conditions, approvals and other requirements, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, including that Congoleum or other plan proponent will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum or other plan proponent will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds for Congoleum to pay for continued litigation with respect to Congoleum's Chapter 11 case or the State Court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers.

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.8 million at September 30, 2007). As noted earlier, the Tenth and Eleventh Plans were deemed unconfirmable and therefore any write-off of these receivables as well as any forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits may be recorded at a future date, the net effect of which cannot be determined.

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

On October 12, 2007, the Bondholders' Committee filed a motion seeking a bar order requiring all known holders of asbestos personal injury claims to file proofs of claim on or before January 8, 2008 or be forever barred from asserting asbestos personal injury claims against Congoleum. A hearing on the bar order motion was held on November 5, 2007, at the conclusion of which the Bankruptcy Court took the matter under advisement. Entry of a bar order and the subsequent filing of asbestos personal injury proofs of claim may affect the amount currently recorded for such liabilities in the Company's financial statements.

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

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                     September 30,
                                                          2007             2006             2007            2006
                                                       ---------        ---------        ---------        ---------

Net income (loss)                                      $     675        $    (852)       $   1,065        $     650
Foreign currency translation adjustments                   1,400              (37)           3,108              119
                                                       ---------        ---------        ---------        ---------

Total comprehensive income (loss)                      $   2,075        $    (889)       $   4,173        $     769
                                                       =========        =========        =========        =========

Note L - Earnings (Loss) Per Share

Basic and diluted earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common share equivalents outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common share equivalents are included in the per share calculations when the effect of their inclusion would be dilutive.

Note M - Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape division, jewelry and a Canadian division that produces flooring, rubber and other industrial products. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings, which are sold primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape division segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore. The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division produces flooring, rubber and other industrial products.

Net sales by segment for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                           September 30,
                                                  2007                2006                2007                2006
                                               ---------           ---------           ---------           ---------
Net sales to external customers:
     Flooring products                         $  53,588           $  57,460           $ 160,444           $ 173,440
     Tape products                                23,901              25,058              73,823              79,768
     Jewelry                                      16,025              13,574              46,758              43,582
     Canadian division                            13,889              12,382              41,967              40,870
                                               ---------           ---------           ---------           ---------
       Total net sales to external
         customers                               107,403             108,474             322,992             337,660
Intersegment net sales:
     Flooring products                                --                  --                  --                  --
     Tape products                                    --                   4                  --                  10
     Jewelry                                          --                  --                  --                  --
     Canadian division                             1,231               1,255               3,830               4,117
                                               ---------           ---------           ---------           ---------
       Total intersegment net sales
                                                   1,231               1,259               3,830               4,127
Reconciling items                                     --                  --                  --                  --
Intersegment net sales                            (1,231)             (1,259)             (3,830)             (4,127)
                                               ---------           ---------           ---------           ---------

Total consolidated net sales                   $ 107,403           $ 108,474           $ 322,992           $ 337,660
                                               =========           =========           =========           =========

Segment profit or loss is before income tax expense or benefit, noncontrolling interests, and net income (loss) from discontinued operations. Profit (loss) by segment for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                    2007              2006              2007              2006
                                                  ---------         ---------         ---------         ---------
Segment profit (loss)
     Flooring products                            $   1,220         $    (518)        $   1,711         $     435
     Tape products                                     (304)              (17)             (967)            1,250
     Jewelry                                            487               350             1,023               232
     Canadian division                                 (564)             (240)             (182)              435
                                                  ---------         ---------         ---------         ---------
       Total segment profit                             839              (425)            1,585             2,352
Reconciling items
     Corporate expenses                                 148              (949)             (247)           (1,769)
     Intercompany profit                                (21)              (18)              (16)               45
                                                  ---------         ---------         ---------         ---------
       Total consolidated income before
          income taxes and other items            $     966         $  (1,392)        $   1,322         $     628
                                                  =========         =========         =========         =========

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

                                             September 30,     December 31,
                                                 2007              2006
                                             -------------     ------------
Segment assets
     Flooring products                         $ 185,915       $ 184,202
     Tape products                                61,454          52,848
     Jewelry                                      39,261          38,913
     Canadian division                            40,091          36,396
                                               ---------       ---------
       Total segment assets                      326,721         312,359

Reconciling items
     Corporate items                              32,101          32,008
     Intersegment accounts receivable            (18,052)        (12,416)
     Intersegment profit in inventory               (159)           (144)
     Intersegment other asset                       (126)           (135)
                                               ---------       ---------

       Consolidated assets                     $ 340,485       $ 331,672
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

In November 2005, the Bankruptcy Court denied a request to extend Congoleum's exclusive right to file a plan of reorganization and solicit acceptances thereof. In March 2006, Congoleum filed the Eighth Plan. In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders' Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered all parties in interest in Congoleum's reorganization proceedings to participate in global mediation discussions. Several mediation sessions took place from June through September 2006. During the initial mediation negotiations, Congoleum reached an agreement in principle, subject to mutually agreeable definitive documentation, with the ACC, the FCR and Congoleum's controlling shareholder, ABI, on certain terms of the Ninth Plan, which Congoleum filed and proposed jointly with the ACC in August 2006. CNA and the Bondholders' Committee jointly filed a new, competing plan in August 2006 and each withdrew its prior plan of reorganization. Following further mediated negotiations, Congoleum, the ACC, the FCR, ABI and the Bondholders' Committee reached agreement on terms of the Tenth Plan, which Congoleum filed jointly with the ACC in September 2006. Following the Bondholders' Committee's withdrawal of support for CNA's plan, CNA filed the CNA Plan. In October 2006, Congoleum and the ACC jointly filed a revised version of the Tenth Plan, the Eleventh Plan, which reflected minor technical changes agreed to by the various parties supporting Congoleum's plan. In October 2006, the Bankruptcy Court held a hearing to consider the adequacy of the disclosure statements with respect to the Tenth Plan and the CNA Plan and to hear arguments on respective summary judgment motions that the Tenth Plan and the CNA Plan are not confirmable as a matter of law. The Bankruptcy Court provisionally approved the disclosure statements for both the Tenth Plan and the CNA Plan subject to the Bankruptcy Court's ruling on the respective summary judgment motions. In February 2007, the Bankruptcy Court entered on its docket two separate opinions ruling that neither the Tenth Plan nor the CNA Plan was confirmable as a matter of law. Because the Tenth Plan and Eleventh Plan are substantially identical, Congoleum believes the ruling issued with respect to the Tenth Plan also applies to the Eleventh Plan. Following the Bankruptcy Court's rulings, in March 2007, Congoleum resumed global plan mediation discussions seeking to resolve the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan. Congoleum has also appealed the ruling with respect to the Tenth Plan to the District Court. On October 30, 2007, Congoleum informed the parties to the appeal that it would no longer be pursuing such appeal. The ACC, which is a co-appellant, has determined to continue to prosecute the appeal, which remains pending. There can be no assurance that Congoleum will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan.

The FCR filed the FCR Plan on July 3, 2007. The FCR Plan is premised upon, among other things, treatment of all asbestos claimants holding claims against Congoleum on a substantially similar basis, although the FCR did not propose a resolution of any pre-petition settlement agreements and including the Claimant Agreement. The FCR Plan provides, among other things, that all existing equity interests of Congoleum's stockholders will be cancelled and that the stockholders will receive nothing on account of their equity interests. Disclosure statement hearings were held on August 30, 2007 and November 8, 2007, and a further hearing is scheduled for December 11, 2007. There is no assurance that the Bankruptcy Court will approve the disclosure statement or that the FCR Plan will be confirmed. At the November 8, 2007 hearing, the Bankruptcy Court also ruled that any competing plans of reorganization must be filed prior to the December 11, 2007 hearing.

On October 25, 2007, the FCR amended the FCR Plan. As amended, the FCR Plan provides that reorganized Congoleum will assume the personal services agreement and business relations agreement between Congoleum and ABI, as well as a license agreement between Congoleum and AB Canada. The amended FCR Plan provides that other intercompany agreements between Congoleum and ABI will be rejected, including the joint venture agreement. Moreover, the amended FCR Plan proposes equitable subordination of ABI's claims against Congoleum and elimination of ABI's Congoleum equity interests.

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests, whether and the extent to which the Company may receive the limited Section 524(g) channeling injunction relief that would have been provided to the Company under the Eleventh Plan, and the amount and form of any contribution the Company may be required to contribute to the Plan Trust in order to receive that injunctive relief. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time in the third quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated.

Any plan of reorganization pursued by Congoleum or any other person will be subject to numerous conditions, approvals and other requirements, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, including that Congoleum or other plan proponent will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum or other plan proponent will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds for Congoleum to pay for continued litigation with respect to Congoleum's Chapter 11 case or the State Court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers.

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

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlement values in excess of $491 million. As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing the Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum's rights under its applicable insurance coverage and payments from Congoleum's insurers for asbestos claims. In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and such settlements. On May 18, 2007, the State Court issued a decision ruling that Congoleum's insurers have no coverage obligations under New Jersey law for the Claimant Agreement. In that ruling, the State Court judge also citied trial testimony in his opinion that the releases (given by claimants who signed the Claimant Agreement) were non-recourse to Congoleum whether or not anyone recovered insurance proceeds. Based in part upon that finding, Congoleum filed the Omnibus Objection in the Bankruptcy Court on June 7, 2007, requesting that the Settled Claims be disallowed and expunged. The Omnibus Objection also requests that if the Bankruptcy Court finds that the holders of Settled Claims retain viable tort claims with recourse against Congoleum, that the Bankruptcy Court rescind the pre-petition settlement agreements and the Claimant Agreement be rescinded and those claims be disallowed and expunged because, since the filing of Congoleum's bankruptcy case, supervening events have resulted in a substantial frustration of the purpose of those agreements.

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

In its other decision, the Bankruptcy Court ruled that the security interests in insurance collateral that were conveyed to the settled claimants pre-bankruptcy were ineffective and unenforceable against Congoleum's insurance policies or the proceeds of those policies because the attempts to create security interests were outside the scope of Article 9 of the Uniform Commercial Code and such security interest could not be considered a common law pledge. The Bankruptcy Court therefore granted summary judgment in Congoleum's favor on certain counts of the Avoidance Actions, which counts sought to void the security interests and liens securing the pre-petition settlements of asbestos claims.

On September 4, 2007, Congoleum filed the Third Amended Complaint in the Avoidance Actions, adding new counts that encompass the subject matter and relief requested in the Omnibus Objection. The Third Amended Complaint remains pending. On October 12, 2007, Congoleum filed a motion for summary judgment in the Omnibus Adversary Proceeding seeking a ruling that all of the pre-petition settlement agreements were null and void or should be rescinded. Argument on the summary judgment motion was heard on November 5, 2007, and the Bankruptcy Court has taken the motion under advisement.

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

Please refer to "Risk Factors - The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful," and "Any plan of reorganization for Congoleum will likely result in substantial dilution or elimination of Congoleum's equity interests, including the Company's Congoleum equity interests" included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Company's and Congoleum's goals for resolving its asbestos liability.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

                                      Three Months Ended September 30              Nine Months Ended September 30
                                      2007                 2006                    2007                 2006
                                  ----------------------------------------     ----------------------------------------
                                                                      (In thousands)

Net sales                          $ 53,815             $ 51,014                 $162,548            $ 164,220
Cost of sales                        40,000               37,120                  119,694              120,015
                                  -----------          -----------             -----------          -----------
Gross profit                         13,815    25.7%      13,894    27.2%          42,854   26.4%       44,205   26.9%
Selling, general &
   administrative expenses           13,796    25.6%      13,542    26.5%          42,611   26.2%       42,452   25.9%
                                  -----------          -----------             -----------          -----------
Operating income                         19                  352                      243                1,753

Interest expense, net                  (502)                (535)                  (1,597)              (1,698)
Other income, net                       250                 (673)                     981                   93
                                  -----------          -----------             -----------          -----------
(Loss) income before taxes and
   other items                         (233)                (856)                    (373)                 148
Provision for (benefit from)
   income taxes                         192                 (461)                     126                  (98)
Noncontrolling interests                (79)                 (21)                    (104)                 (34)
                                  -----------          -----------             -----------          -----------
(Loss) income from continuing
   operations                      $   (504)            $   (416)                $   (603)           $     212
                                  ===========          ===========             ===========          ===========

Net sales in the third quarter of 2007 were $53.8 million compared to $51.0 million in the third quarter of 2006, an increase of $2.8 million or 5.5%. Tape division sales decreased $1.2 million or 4.6% from year earlier levels as a result of lower sales volumes of automotive products, protective films, and protective paper. Canadian division sales increased $1.5 million or 10.9% from the third quarter of 2006, primarily due to the effect of foreign exchange on Canadian sales. Jewelry sales increased $2.5 million or 18.1% primarily as a result of increased shipments to mass merchandisers and mid-tier retailers coupled with lower sales allowances.

Net sales for the first nine months of 2007 decreased $1.7 million (1.0%) to $162.5 million from $164.2 million for the nine months ended September 30, 2006. Tape division sales decreased $6.0 million or 7.5% primarily due to lower sales volumes of HVAC tapes, protective films, and automotive products. Canadian division sales in the first nine months of 2007 were up $0.8 million or 1.8% from year earlier levels due to the effect of foreign exchange on Canadian sales and higher flooring sales, partly offset by lower sales of industrial rubber products. Jewelry sales for the first nine months of 2007 were $3.2 million or 7.3% higher than the same period in 2006 due to higher sales to mass merchandisers and lower sales allowances, partly offset by lower sales to department stores and discount outlets.

Gross profit decreased from 27.2% of net sales for the third quarter of 2006 to 25.7% for the third quarter of 2007. Tape division margins in the third quarter of 2007 were below the same period in 2006 due to the effect of lower production volumes, partly offset by price increases. Canadian division margins in the third quarter of 2007 also decreased from year earlier levels due to the significant strengthening of the Canadian dollar relative to the US dollar during the quarter. Because the Canadian division uses a first-in, first-out method of costing inventory, the effect of exchange rate fluctuations is reflected in sales more quickly than in cost of sales. Jewelry margins in the third quarter of 2007 were below the third quarter of 2006 due to a lower priced mix of sales as well as higher costs for fixtures and freight.

Gross profit for the nine months ended September 30, 2007 was 26.4% compared to 26.9% for the first nine months of 2006. Tape division margins for the first nine months of 2007 were below the same period in 2006 due to the effect of lower production volumes and raw material and energy cost inflation, partly offset by price increases and cost reduction initiatives. Canadian division margins also decreased due to the effect of the Canadian dollar appreciation during the year. Jewelry margins for the first nine months of 2007 were below the same period in 2006 due to higher costs for goods, fixtures, and freight and lower priced mix of sales.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company's gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended September 30, 2007 and 2006 would have been 25.2% and 26.7%, respectively. The gross profit margins for the nine months ended September 30, 2007 and 2006 would have been 26.0% and 26.4%, respectively.

Selling, general and administrative ("SG&A") expenses in the third quarter of 2007 increased by $254 thousand or 1.9% compared to the third quarter of 2006. As a percentage of net sales, SG&A decreased from 26.5% to 25.6% due to the increase in sales coupled with more limited increases in SG&A. SG&A expenses for the nine months ended September 30, 2007 were $42.6 million (26.2% of net sales) versus $42.5 million (25.9% of net sales) for the nine months ended September 30, 2006. The increase in SG&A for the three and nine months ended September 30, 2007 over the year earlier periods was primarily due to inflation on wages and benefits and additional selling and R&D headcount, largely offset by spending reductions in other areas.

Net interest expense for the three and nine months ended September 30, 2007 was slightly lower compared to the same periods in 2006 due to lower average borrowing costs.

Loss from continuing operations in the third quarter of 2007 was $504 thousand compared to $416 thousand in the corresponding prior year period. For the nine months ended September 30, 2007, the loss from continuing operations was $603 thousand compared to income of $212 thousand for the same period last year.

Congoleum

                                       Three Months Ended September 30              Nine Months Ended September 30
                                      2007                 2006                    2007                 2006
                                  -----------------------------------------    -----------------------------------------
                                                                      (In thousands)

Net sales                          $ 53,588             $ 57,460                $ 160,444            $ 173,440
Cost of sales                        39,365               44,562                  120,478              133,661
                                  -----------          -----------             -----------          -----------
Gross profit                         14,223    26.5%      12,898    22.4%          39,966   24.9%       39,779   22.9%
Selling, general &
   administrative expenses            9,829    18.3%      10,681    18.6%          29,243   18.2%       31,338   18.1%
                                  -----------          -----------             -----------          -----------
Operating income                      4,394                2,217                   10,723                8,441

Interest expense, net                (2,961)              (2,812)                  (8,765)              (8,130)
Other (expense) income, net            (213)                  77                     (247)                 124
                                  -----------          -----------             -----------          -----------
Income (loss) before taxes            1,220                 (518)                   1,711                  435
Provision for (benefit from)
   income taxes                          20                  (94)                      27                   22
                                  -----------          -----------             -----------          -----------

Net income (loss)                  $  1,200             $   (424)               $   1,684            $      413
                                  ===========          ===========             ===========          ===========

Net sales for the three months ended September 30, 2007 were $53.6 million as compared to $57.5 million for the three months ended September 30, 2006, down $3.9 million or 6.8%, due to lower sales volume of products for new residential construction and lower sales of resilient sheet specials, partially offset by increased selling prices.

Net sales for the nine months ended September 30, 2007 were $160.4 million as compared to $173.4 million for the nine months ended September 30, 2006, down $13.0 million or 7.5%. The first quarter of 2006 included sales to the manufactured housing industry for production requirements carried over from the 2005 hurricane season and is the primary reason for the lower sales comparison versus 2007. Lower sales of new residential, remodel, and special products also contributed to the sales decrease, partially offset by increased selling prices.

Gross profit for the three months ended September 30, 2007 totaled $14.2 million, or 26.5% of net sales, compared to $12.9 million, or 22.4% of net sales, for the same period last year. The increase in gross profit dollars and gross profit as a percent of net sales was driven by the improvement in product mix as a result of reduced sales of lower margin builder products and specials, a price increase instituted late in the second quarter of 2007 and the impact of cost reduction programs instituted early in 2007.

Gross profit for the nine months ended September 30, 2007 totaled $40.0 million or 24.9% of net sales, compared to $39.8 million or 22.9% of net sales for the same period last year. The improvement in gross margin percentage reflected the improvement in product mix and the impact of price increases instituted in the second half of 2006, partially offset by the unfavorable impact of lower volume to spread fixed manufacturing expense. The decline in gross profit was due to lower sales, partially offset by the improvement in margins.

Selling, general and administrative expenses were $9.8 million for the three months ended September 30, 2007 as compared to $10.7 million for the three months ended September 30, 2006, a decrease of $0.9 million. The decrease in selling, general and administrative expenses primarily reflect reduced payroll and related benefits costs related to headcount reductions coupled with lower merchandising costs. As a percent of net sales, selling, general and administrative costs were 18.3% for the third quarter of 2007 compared to 18.6% for the same period last year. Selling, general and administrative expenses were $29.2 million for the nine months ended September 30, 2007 as compared to $31.3 million for the nine months ended September 30, 2006. The lower selling, general and administrative expenses reflect lower payroll and benefits related expenses related to headcount reductions in the first quarter of 2007 coupled with lower merchandising costs. As a percent of net sales, selling, general and administrative costs were 18.2% for the nine months ended September 30, 2007 compared to 18.1% for the same period last year.

Income from operations totaled $4.4 million for the quarter ended September 30, 2007 compared to income of $2.2 million for the quarter ended September 30, 2006. The increase in operating income reflects the higher gross profit margins achieved during the quarter coupled with reductions in operating expenses.

Income from operations was $10.7 million for the nine months ended September 30, 2007 compared to income of $8.4 million for the nine months ended September 30, 2006. The increase in operating income resulted from reduced operating expenses and improved gross profit margins which mitigated the effect of lower sales volumes.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents increased $218 thousand in the first nine months of 2007 to $2.8 million. Working capital at September 30, 2007 was $30.3 million, up from $29.6 million at December 31, 2006. The ratio of current assets to current liabilities at September 30, 2007 was 1.56 compared to 1.62 at December 31, 2006.

Capital expenditures in the first nine months of 2007 were $1.3 million compared to $2.2 million for the first nine months of 2006. It is anticipated that capital spending for the full year 2007 will be approximately $3 million.

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

The Credit Agreement contains certain covenants that the Company must satisfy. The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock. The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, a requirement that there be no consecutive quarterly losses from continuing operations, and a maximum level of capital spending. Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after September 30, 2007, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

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

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. At March 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that there be no consecutive quarterly net losses from continuing operations. On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement. The amendment revised that financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company not have a quarterly net loss from continuing operations in excess of $400 thousand. The Company was in compliance with the financial covenants of its debt agreements at September 30, 2007. While the Company does not currently anticipate that it will need to amend its existing debt agreements to avoid being in default at some future date, there can be no assurances in that regard, and any required amendments, if obtained, could result in significant cost to the Company. If a default were to occur and the Company was unable to obtain a waiver from BofA, the Company would be required to repay all amounts outstanding under the Credit Agreement and the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, BofA might exercise its rights over the collateral. Any default by the Company of the Credit Agreement that resulted in the Company being required to immediately repay outstanding amounts under its debt agreements, and for which suitable replacement financing were not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

It is expected that any future amended plan of reorganization for Congoleum that might be confirmed will substantially reduce or eliminate Congoleum's equity interests, including ABI's Congoleum equity interests. Under the terms of the Eleventh Plan, ABI's equity interest in Congoleum would have been significantly reduced. Any future amended plan, or plans proposed by other persons, including the amended FCR Plan, would likely wholly eliminate ABI's Congoleum equity interests. Under any outcome, ABI anticipates its equity interest in Congoleum will be substantially reduced or eliminated. While the Company does not believe the loss of its equity interest in Congoleum would have a direct material adverse effect on ABI's liquidity, it could have a material adverse impact on Congoleum's business, operations and financial condition, and directly or indirectly, a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI's business, operations and financial condition.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The amount of coverage remaining under the Company's primary insurance coverage relating to policies underwritten from 1961 to 1985 is uncertain, and the Company is currently negotiating with the three insurance carriers currently providing that coverage to determine this amount. Upon the exhaustion of the primary insurance coverage, the Company intends to seek reimbursement for asbestos claims under its excess layers of insurance coverage and expects that its first layer of excess liability insurance will provide coverage for these claims. The same three insurance carriers providing the Company's primary insurance coverage also underwrote the Company's first layer excess coverage during the period from 1964-1984, and the Company is currently negotiating with these carriers on how this first layer excess coverage will apply to asbestos bodily injury claims. Depending on the terms of any agreement with these carriers, the terms of the Company's excess liability insurance policies and the dates of asbestos exposure alleged in claims, the Company may incur uninsured costs related to asbestos claims once the primary layer has been exhausted. If the Company were not able to receive coverage from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position. In addition, certain of the excess liability insurance policies that the Company purchased were underwritten by companies that are now insolvent, which may limit the amount of funds available to pay for any future claims covered by these policies. It is also possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company's insurance policies excluded coverage for asbestos, in which case, insurance proceeds would not be available under those policies for those claims which would likely have a material adverse effect on the Company's financial position.

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

Congoleum

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, Congoleum's consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. Due to Congoleum's significant asbestos liabilities, which are described more fully in the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See Notes A and J of the Notes to Unaudited Consolidating Condensed Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum's bankruptcy proceedings. These matters continue to have a material adverse impact on Congoleum's liquidity and capital resources. During the first nine months of 2007, Congoleum paid $10.8 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Furthermore, at September 30, 2007, Congoleum had incurred but not paid approximately $7.2 million in additional fees and expenses for services rendered through that date.

Under plans prior to the Tenth Plan, Congoleum's assignment of insurance recoveries to the Plan Trust was net of costs incurred by Congoleum in connection with insurance coverage litigation, and Congoleum was entitled to withhold from recoveries, or seek reimbursement from the Plan Trust, for coverage litigation costs incurred after January 1, 2003 and for $1.3 million in claims processing fees paid in connection with claims settled under the Claimant Agreement. A receivable was recorded for these costs as they were paid. Under the Eleventh Plan, Congoleum would have been entitled to reimbursement of only the $1.3 million in claims processing fees and would not have collected the balance of these receivables ($24.8 million at September 30, 2007). The write-off, as well as forgiveness of indebtedness income pursuant to any future plan and any other applicable charges or credits is expected to be recorded at a future date, the net effect of which cannot be determined. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur or be obligated to make in connection with obtaining confirmation of a plan of reorganization.

Due to the Chapter 11 proceedings, Congoleum has been precluded from making interest payments on its outstanding Senior Notes since January 1, 2004. The amount of accrued interest that is due but has not been paid on the Senior Notes at September 30, 2007 is approximately $41.7 million and $42.6 million at October 31, 2007, including interest on the unpaid interest due.

In February 2006, the Bankruptcy Court ordered Gilbert, Heinz & Randolph LLP (currently named Gilbert Randolph LLP), a law firm that previously represented Congoleum, to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and that firm entered into a settlement agreement (the "GHR Settlement") under which that firm will pay Congoleum approximately $9.2 million in full satisfaction of the disgorgement order. In April 2007, the Bankruptcy Court approved the GHR Settlement. The payment is secured by assets of that firm and is to be made over time according to a formula based on that firm's earnings. Treatment of funds received pursuant to the GHR Settlement under a future amended plan of reorganization may differ from the treatment accorded by any prior plans.

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2007, were $25.6 million, an increase of $7.0 million from December 31, 2006. Under the terms of its revolving credit agreement, payments on Congoleum's accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Funds deposited in this account but not yet applied to the loan balance, which amounted to $0.0 million and $3.6 million at September 30, 2007 and December 31, 2006, respectively, are recorded as restricted cash. Additionally, $6.4 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to the purported lien of the Collateral Trust, is included as restricted cash at September 30, 2007. Congoleum expects to contribute these funds to the Plan Trust. Working capital was $15.7 million at September 30, 2007, up from $11.5 million at December 31, 2006. The ratio of current assets to current liabilities at September 30, 2007 was 1.2 to 1.0, which is up slightly from 1.1 to 1.0 at December 31, 2006. Net cash provided by operations during the first nine months of 2007 was $4.6 million, as compared to net cash used in operations of $8.6 million in the first nine months of 2006. The reduction in cash used in operations was primarily due to lower working capital requirements for receivables and accrued expenses, as well as lower reorganization related expenditures.

Capital expenditures for the nine months ended September 30, 2007 totaled $2.3 million. Congoleum is currently planning capital expenditures of approximately $5.0 million in 2007 and between $5 million and $7 million in 2008, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum's debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization. It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at September 30, 2007. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2007, based on the level of receivables and inventory, $21.5 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $14.1 million was utilized by the revolving loan. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2007 and 2008 while under Chapter 11 protection. There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success in obtaining it.

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

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur or be obligated to make in connection with obtaining confirmation of any plan of reorganization. Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2007 and 2008. Congoleum's ability to emerge from Chapter 11 will depend on, among other things, obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company and Congoleum are exposed to changes in prevailing market interest rates affecting the return on its investments. The Company and Congoleum invest primarily in highly liquid debt instruments with strong credit ratings and short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. If market interest rates were to increase by 10% from levels at September 30, 2007, the fair value of our investments would decline by an immaterial amount. In addition, substantially all of the Company's outstanding consolidated long-term debt as of September 30, 2007 consisted of indebtedness with a fixed rate of interest, which is not subject to change based upon changes in prevailing market interest rates, or has been hedged with an interest rate swap agreement. The Company's interest rate swap agreements have been designated cash flow hedges.

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

The Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. Congoleum has entered into settlement agreements with various asbestos claimants for settlement values totaling in excess of $491 million. In addition, as a result of tabulating ballots on the Fourth Plan, Congoleum is also aware of claims by approximately 33,000 claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the Sixth Plan. The Bankruptcy Court entered on its docket a ruling in February 2007 determining that the asbestos claimants party to the pre-petition settlement agreements referred to above cannot receive, as a result of their pre-petition settlements, preferential treatment under a plan of reorganization for Congoleum. Congoleum has been engaged in global plan mediation discussions with parties in interest to resolve this and certain other plan issues. There can be no assurance that Congoleum will be successful in negotiating a new plan of reorganization that resolves the issues raised in the Bankruptcy Court's ruling with respect to the Tenth Plan.

The terms of any new plan of reorganization are likely to be materially different from the Tenth and Eleventh Plans, including with respect to the Company and its interests, such as the Company's Congoleum equity interests, whether and the extent to which the Company may receive the limited Section 524(g) channeling injunction relief that would have been provided to the Company under the Eleventh Plan, and the amount and form of any contribution the Company may be required to make to the Plan Trust in order to receive that injunctive relief. Further, any new plan of reorganization could be amended or modified as a result of further negotiations with various parties. Congoleum expects that it will take until some time late in the third quarter of 2008 at the earliest to obtain confirmation of any plan of reorganization. Furthermore, the estimated costs and contributions to effect any plan of reorganization could be significantly greater than currently estimated.

Any plan of reorganization pursued by Congoleum or any other person will be subject to numerous conditions, approvals and other requirements, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained, including that Congoleum or other plan proponent will obtain approval to solicit acceptances of a new plan of reorganization, that Congoleum or any other plan proponent will receive the acceptances necessary for confirmation of a plan of reorganization, that any proposed plan will not be modified further, that a plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that a plan will be confirmed, that a plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued litigation with respect to Congoleum's Chapter 11 case or the State Court insurance coverage case which Congoleum is pursuing against certain of its insurance carriers.

Confirmation of a plan of reorganization will depend on, among other things, Congoleum obtaining exit financing to provide it with sufficient liquidity to fund obligations upon the plan becoming effective. If Congoleum's cash flow from operations is materially less than anticipated, and/or if the costs in connection with seeking confirmation of a plan of reorganization or in connection with the State Court insurance coverage litigation discussed elsewhere in this Quarterly Report on Form 10-Q are materially more than anticipated, or if sufficient funds from insurance proceeds or other sources are not available at confirmation, Congoleum may be unable to obtain exit financing, when combined with net cash provided from operating activities, that would provide it with sufficient funds, which would likely result in a plan of reorganization not being confirmed or becoming effective.

In addition, in view of ABI's relationships with Congoleum, ABI will be affected by Congoleum's negotiations regarding, and its pursuit of, a plan of reorganization, including possible claims by parties in interest against ABI either during the pendency of the Chapter 11 case or following consummation of any plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on ABI's business, results of operations or financial condition.

If the joint venture agreement between Congoleum and ABI is rejected pursuant to a plan of reorganization for Congoleum, ABI's rights to receive indemnification from Congoleum under that agreement for asbestos and other claims would terminate, which could have a material adverse affect on ABI's business, results of operations or financial condition. In addition, ABI has entered into a tolling agreement with Congoleum whereby Congoleum may commence avoidance or other actions against ABI with respect to any qualifying transfers of value from Congoleum to ABI.

The Company has its own direct asbestos liability as well. The Company's strategy remains to vigorously defend and strategically settle its asbestos claims on a case-by-case basis. To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies. The amount of coverage remaining under the Company's primary insurance coverage relating to policies underwritten from 1961 to 1985 is uncertain, and the Company is currently negotiating with the three insurance carriers currently providing that coverage to determine this amount. Upon the exhaustion of the primary insurance coverage, the Company intends to seek reimbursement for asbestos claims under its excess layers of insurance coverage and expects that its first layer of excess liability insurance will provide coverage for these claims. The same three insurance carriers providing the Company's primary insurance coverage also underwrote the Company's first layer excess coverage during the period from 1964-1984, and the Company is currently negotiating with these carriers on how this first layer excess coverage will apply to asbestos bodily injury claims. Depending on the terms of any agreement with these carriers, the terms of the Company's excess liability insurance policies and the dates of asbestos exposure alleged in claims, the Company may incur uninsured costs related to asbestos claims once the primary layer has been exhausted. If the Company were not able to receive coverage from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position. In addition, certain of the excess liability insurance policies that the Company purchased were underwritten by companies that are now insolvent, which may limit the amount of funds available to pay for any future claims covered by these policies. It is also possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company's insurance policies excluded coverage for asbestos, in which case, insurance proceeds would not be available under those policies for those claims which would likely have a material adverse effect on the Company's financial position.

Some additional factors that could cause actual results to differ from the goals for resolving asbestos liability through an amended plan of reorganization include: (i) the future cost and timing of estimated asbestos liabilities and payments, (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under any plan of reorganization for Congoleum, which certain insurers have objected to in Bankruptcy Court and are litigating in the State Court, (iii) the costs relating to the execution and implementation of any plan of reorganization for Congoleum, (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge, (v) satisfaction of the conditions and obligations under the Company's and Congoleum's outstanding debt instruments, and amendment or waiver of those outstanding debt instruments, as necessary, to permit Congoleum and the Company to satisfy their obligations under any plan of reorganization for Congoleum and to make certain financial covenants in those debt instruments less restrictive, (vi) the response from time to time of the lenders, customers, suppliers and other constituencies of Congoleum and ABI to the ongoing process arising from Congoleum's strategy to settle its asbestos liability, (vii) Congoleum's ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms, (viii) timely obtaining creditor and court approval (including the results of any relevant appeals) of any reorganization plan pursued by

Congoleum or another plan proponent, and the court overruling any objections to confirmation of a reorganization plan for Congoleum that may be filed, (ix) developments in, costs associated with and the outcome of insurance coverage litigation pending in the State Court involving Congoleum and certain insurers,
(x) compliance with the Bankruptcy Code, including Section 524(g), and (xi) the possible adoption of another party's plan of reorganization which may prove to be unfeasible. In any event, if Congoleum is not successful in obtaining sufficient creditor and court approval of a plan of reorganization, such failure would have a material adverse effect upon its business, results of operations and financial condition.

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

Any plan of reorganization for Congoleum will likely result in substantial dilution or elimination of Congoleum's equity interests, including the Company's Congoleum equity interests.

Congoleum's Tenth Plan, which has been ruled unconfirmable as a matter of law by the Bankruptcy Court, would have resulted in significant dilution of Congoleum's existing equity interests, including the Company's Congoleum equity interests. Congoleum has resumed reorganization plan mediation discussions with parties in interest to negotiate a new amended plan. The terms of any new amended plan proposed by Congoleum, or any proposed plan of reorganization (such as the amended FCR Plan) proposed for Congoleum by other parties in interest, may provide for even greater dilution of the Congoleum equity interests than was contemplated by the Eleventh Plan, including cancellation of Congoleum's existing Class A and Class B common stock. There can be no assurance as to how Congoleum's existing equity interests, including ABI's Congoleum equity interests, will be treated under any plan of reorganization for Congoleum that may ultimately be confirmed by the Bankruptcy Court and consummated. Under any outcome, ABI anticipates its equity interest in Congoleum will be substantially diluted or eliminated.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary, Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of their raw materials. In particular, industry supply conditions for specialty resins used in flooring have been very tight, despite significant price increases, due to several factors, including an explosion at a large resin plant in 2004 that destroyed the plant, the decision by another major supplier to exit the business, and the effect of hurricanes in 2005. Although the Company and Congoleum have been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that they may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. Raw material prices in 2005 increased significantly and remained high in 2006. They are expected to remain high until additional capacity becomes available, and could increase further in response to oil prices or other global market conditions.

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

Item 3. Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings by Congoleum constituted an event of default under the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. Due to the Chapter 11 proceedings, Congoleum has not made interest payments that were due on February 1 and August 1 of 2004, 2005, 2006 and 2007. The aggregate amount of interest payments not paid on the Senior Notes with respect to those interest payment due dates is approximately $34.5 million. In addition, Congoleum has accrued interest on the unpaid interest in accordance with the terms of the indenture governing Congoleum's 8 5/8% Senior Notes Due 2008. As of September 30, 2007, the total accrued and unpaid interest aggregated $41.7 million and was included in "Liabilities Subject to Compromise" in the Company's consolidating condensed balance sheet included in this report. As of October 31, 2007, the total accrued and unpaid interest recorded by Congoleum was $42.6 million. The aggregate outstanding principal amount of the Senior Notes as of September 30, 2007 and October 31, 2007 was $100 million.

Item 5. Other Information

On November 7, 2007, the Board of Directors of American Biltrite Inc. adopted certain amendments to American Biltrite Inc.'s By-laws, Amended and Restated as of September 11, 2004 (the "By-laws"), and an amendment and restatement of the By-laws reflecting those amendments. The primary effects of the amendments include the following:

      o to permit the Company to issue stock of the Company in uncertificated form in furtherance of the American Stock Exchange LLC's requirement that the Company's common stock be eligible for a direct registration system on and after January 1, 2008;

      o to allow for electronic transmissions with respect to certain notices;

      o replacing the provision fixing the number of directors constituting the Board of Directors of the Company at eleven with a provision that generally provides that the exact number of directors would be determined from time to time by resolution adopted by affirmative vote of a majority of the entire Board of Directors, which is consistent with the Company's certificate of incorporation;

      o to remove the requirement that the President of the Company be chosen from among the Company's directors;

      o to remove the requirement that the Chief Executive Officer of the Company only be selected from between the Chairman of the Board of Directors of the Company or the Vice Chairman of the Board of Directors of the Company;

      o to revise the Company's obligations to indemnify and hold harmless certain persons, including the Company's current and former directors and officers, in connection with certain matters to expressly require the Company to advance the expenses of such persons incurred by them in connection with such matters and providing that such persons be indemnified and held harmless to the fullest extent authorized or permitted by law;

      o to conform various provisions of the By-laws to be consistent with current applicable provisions of the General Corporation Law of the State of Delaware as well as the applicable rules and regulations of the American Stock Exchange LLC; and

      o to make certain other conforming, procedural, administrative, clarification and corrective changes.

These amendments to the By-laws and the amendment and restatement of the By-laws were effective as of their adoption by the Board of Directors of American Biltrite Inc. on November 7, 2007. The full text of American Biltrite Inc.'s By-laws, Amended and Restated as of November 7, 2007, is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the amendments to the By-laws are qualified in their entirety by reference to the full text of American Biltrite Inc.'s By-laws, Amended and Restated as of November 7, 2007.

Item 6. Exhibits

Exhibit No.          Description
--------------------------------------------------------------------------------

3.1       I          Restated Certificate of Incorporation

3.2                  By-Laws, amended and restated as of November 7, 2007

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

                                                   AMERICAN BILTRITE INC.
                                                   ----------------------
                                                        (Registrant)

Date: November 13, 2007                        BY: /s/ Howard N. Feist III
                                                   -----------------------------
                                                   Howard N. Feist III
                                                   Vice President-Finance
                                                   (Duly Authorized Officer and
                                                   Principal Financial and Chief
                                                   Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.          Description
--------------------------------------------------------------------------------

3.1       I          Restated Certificate of Incorporation

3.2                  By-Laws, amended and restated as of November 7, 2007

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