Form 10-K
period 2007-12-31
AMERICAN BILTRITE INC
filed 2008-03-31
CIK 4611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

57 River Street
Wellesley Hills, MA 02481-2097
(Address of Principal Executive Offices)
(781) 237-6655
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Which Registered

Common Stock, $.01 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and  (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐  NO ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of June 29, 2007 was $13.5 million.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 14, 2008 was 3,441,551.

Documents Incorporated by Reference – Portions of the proxy statement for the annual meeting of stockholders to be held on May 6, 2008, which will be filed by the registrant within 120 days after December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Factors That May Affect Future Results – Some of the information presented in or incorporated by reference in this report constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions.  These forward-looking statements are based on the registrant's expectations, as of the date of this report, of future events.  Except as required by applicable law, the registrant undertakes no obligation to update any of these forward-looking statements.  Although the registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.  Readers are cautioned not to place undue reliance on any forward-looking statements.  Factors that could cause or contribute to the registrant's actual results differing from its expectations include those factors discussed elsewhere in this report, including in Item 1A (Risk Factors).

PART I

ITEM 1.  BUSINESS

General Development of Business

American Biltrite Inc. (together with, unless the context otherwise indicates, its wholly-owned subsidiaries and K&M Associates L.P., "ABI" or the "Company") was organized in 1908 and is a Delaware corporation.  ABI's major operations include its Tape Division, a controlling interest in K&M Associates L.P., a Rhode Island limited partnership ("K&M"), and ownership of a Canadian subsidiary, American Biltrite (Canada) Ltd. ("AB Canada").  ABI also presently owns 55.4% of the outstanding common stock of Congoleum Corporation, a Delaware corporation ("Congoleum").  Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in 2003.  ABI expects its ownership interest in Congoleum to be eliminated pursuant to the terms of the plan of reorganization for Congoleum pending in the Bankruptcy Court.

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

Congoleum is a leading manufacturer of resilient sheet and tile flooring.  In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division").  In 1995, ABI acquired voting control of Congoleum when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder.  ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases of Congoleum common stock by ABI.  As of December 31, 2007, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Congoleum's Class B common stock represented 69.4% of the outstanding equity voting interests of Congoleum.

Congoleum is a defendant in a large number of asbestos-related lawsuits.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives.  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of Congoleum’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the “Tenth Plan”) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.    In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Outside the United States, the Tape Division operates production facilities in Belgium, Italy and Singapore, where bulk tape products are converted into various sizes.  Sales offices at the Singapore and Italy locations and sales representative offices in Shanghai, China, Bangkok Thailand and Seoul, South Korea enable quicker response to customer demands in the European and Asian markets.  The Company’s wholly-owned Canadian subsidiary, American Biltrite (Canada) Ltd., produces resilient floor tile, rubber tiles and rolled rubber flooring and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material) and imports certain rubber and tile products from China for resale.  K&M maintains a purchasing office in China, from which it sources the majority of the products it sells.

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

In October 2003, ABI discontinued the operations of its wholly owned subsidiary Janus Flooring Corporation (“Janus Flooring”), which manufactured pre-finished hardwood flooring in Canada.  Results from Janus Flooring, including charges resulting from the shutdown, are reported as a discontinued operation in the Company's consolidated financial statement set forth in Item 8 of this Annual Report on Form 10-K.  During 2006, the remaining assets of Janus Flooring were sold, and the discontinued operation was effectively dissolved.  As of December 31, 2006, the Company merged Janus Flooring with and into American Biltrite (Canada) Ltd.

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

Congoleum currently sells its products through approximately 13 distributors providing approximately 51 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  Congoleum considers its distribution network to be very important to maintaining a competitive position.  Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's business, results of operations and financial condition, at least until a suitable replacement is in place.  The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October.  Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

Hulera Sula's footwear and foam products are marketed and distributed in certain Central American countries.

Financial information about products that contributed more than 10% of the Company's consolidated revenue during the last two fiscal years is included in Note 14 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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

Congoleum produces goods for inventory and sells on credit to customers.  Generally, Congoleum's distributors carry inventory as needed to meet local or rapid delivery requirements.  Congoleum’s typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment.  These practices are typical within the industry.

During 2007, Congoleum paid $13.1 million in fees and expenses (net of recoveries) related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Congoleum expects to spend an additional $24.7 million in 2008 on these matters. At December 31, 2007, Congoleum had incurred but not paid approximately $9.0 million in additional fees and expenses for services rendered through that date with respect to these matters.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof), together with cash from operations, will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of financing needed to effectuate the plan and emerge from its Chapter 11 case.  Congoleum cannot presently determine the terms of any such financing it might obtain, nor can there be any assurances of its success obtaining it.

In connection with Congoleum’s plan of reorganization, ABI expects to spend $400 thousand in 2008, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.  ABI and Congoleum have separate credit facilities which are governed by independent credit agreements, and ABI is generally not otherwise liable for the separate obligations of Congoleum.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Congoleum” in Item 7 of this Annual Report on Form 10-K.

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

Competition  All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer.  ABI’s tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers.  Included among its competitors are 3M, Nitto Permacel, Ivex/Novasol and R-Tape.  AB Canada's flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering.  AB Canada also competes with Armstrong World Industries, Inc., Flexco/Roppe, Nora and Mondo and with other manufacturers of alternate floor covering products.  In the rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro and WARCO/Biltrite.

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

K&M competes with other companies that make similar products on the basis of product pricing and the effectiveness of merchandising services offered.  In assessing K&M’s products and services, K&M's customers tend to focus on margin dollars realized from the customers’ sales of product and return on inventory investment needed to be made by the customer in order to generate sales.  In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, among them are Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services.  K&M also competes with numerous importers and overseas suppliers of similar items.

Patents and Trademarks  ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB® logo, TransferRite® and Ideal® at the Tape Division, Estrie®, AB Colors Plus® Dura-Shield® and Transseal® at AB Canada, and Amtico®, which is used solely in the Canadian  market.  K&M also licenses for jewelry the Panama Jack®, Guess?®, Bratz® Rocawear®, Its Happy Bunny®, Peanuts® and MUDD® trademarks as well as certain others.  These trademarks are important for the Company in maintaining its competitive position.  The licensing agreements are subject to expiration dates and other termination provisions, and the licensor or the Company may choose not to extend or renew certain agreements.  The Company has an ongoing program seeking additional or replacement licenses.  The Company also believes that patents and know-how play an important role in maintaining competitive position.

Research and Development  Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products.  Expenditures for research and development were $6.2 million, on a consolidated basis, for each of the years 2007 and 2006.

Key Customers  For the year ended December 31, 2007, two customers of Congoleum accounted for over 10% of ABI's consolidated net sales.  The two customers together accounted for 66% of Congoleum’s net sales of $204.3 million.  These customers are Congoleum’s distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc.  No other customer accounted for more than 10% of ABI’s consolidated sales.

K&M’s top four customers in terms of net sales in 2007 together accounted for 58% of K&M’s net sales.  The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Sales to five unaffiliated customers of the Tape Division together constitute approximately 20% of the net sales for the Tape Division.  The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division's business, results of operations and financial condition.

AB Canada’s sales to Congoleum accounted for approximately 8% of AB Canada’s net sales in 2007.  The loss of Congoleum’s business would have a significant, adverse affect on AB Canada’s revenue.  These intercompany sales are eliminated from the Company’s consolidated financial statements, in accordance with generally accepted accounting principles.  See Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Backlog  The dollar amount of backlog of orders believed to be firm as of December 31, 2007 and 2006 was $16.3 million and $15.4 million, respectively.  It is anticipated that all of the backlog as of December 31, 2007 will be filled within the current fiscal year.  There are no seasonal or other significant aspects of the backlog.  In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance  Because of the nature of the operations conducted by ABI and Congoleum, each company’s facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at owned or leased facilities and off-site disposal locations.

ABI and its subsidiaries, including Congoleum, have historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) and Note 8 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.  ABI and Congoleum will continue to be required to expend amounts in the future, due to the nature of past activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial.  Because environmental requirements have grown increasingly strict, however, ABI is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.  The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable.  ABI and Congoleum believe that compliance with existing federal, state, local and foreign provisions will not have a material adverse effect upon their financial positions nor do ABI and Congoleum expect to incur material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.  However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Employees  As of December 31, 2007, ABI and its subsidiaries employed approximately 1,500 people.  Substantially all of the Company’s employees are employed on a full time basis.

Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is in Note 14 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.  The Company’s consolidated export sales from the United States were $28.8 million in 2007 and $28.3 million in 2006.

Available Information

The Company is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended, and files annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission pursuant to those requirements.  The public may read and copy any materials that the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  Also, the Securities and Exchange Commission maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the Securities and Exchange Commission.  The public can obtain any documents that the Company files with the Securities and Exchange Commission at http://www.sec.gov.

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

Item 1A. RISK FACTORS

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  Congoleum’s plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company.

As more fully set forth in Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  A joint plan of reorganization for Congoleum proposed by the FCR, the ACC, the Bondholders’ Committee and Congoleum is pending in the Bankruptcy Court, which plan is referred to elsewhere in this Annual Report on Form 10-K as the "Joint Plan."  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

The Joint Plan and any other plan of reorganization for Congoleum will be subject to numerous conditions, approvals and other requirements, including the receipt of necessary creditor, claimant and court approvals.  Certain insurers are contesting the Joint Plan in the bankruptcy court and Congoleum is involved in ongoing litigation against its insurers in a state court coverage action.  If the insurers are successful in contesting the Joint Plan or in denying coverage under the insurance policies, the Joint Plan may not receive necessary court approval or may not become effective.  Further, even if the insurers are not successful in contesting the Joint Plan or in denying coverage under the insurance policies, Congoleum may be required to incur significant time and expense litigating against the insurers, which could further delay any confirmation or effectiveness of the Joint Plan.  In order to obtain confirmation of the Joint Plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well the bankruptcy proceedings generally.

Under the terms of the Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI's contribution to Congoleum in 1993 of ABI's tile division, and the joint venture agreement itself, will be deemed rejected and disallowed upon the effective date of the Joint Plan, and therefore eliminated.  The Joint Plan's rejection and disallowance of the joint venture agreement and ABI’s claims thereunder include any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum's Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Joint Plan becomes effective.

In addition, in view of ABI’s relationships with Congoleum, ABI will be affected by Congoleum's negotiations regarding, and its pursuit of, the Joint Plan or any alternative plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be.  In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on ABI’s business, results of operations or financial condition.

The Company has its own direct asbestos liability as well.  The Company's strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis.  To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies.  The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future.  If, however, the Company were not able to receive such coverage from its insurers for the Company's asbestos liabilities and expenses, that would likely have a material adverse effect on the Company's financial position.  In addition, certain of the excess liability insurance policies that the Company purchased were underwritten by companies that are now insolvent, which may limit the amount of funds available to pay for any future claims covered by these policies.  It is also possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos.

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

In the past, federal legislation has been proposed which would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust.  In light of the numerous uncertainties surrounding this and other possible asbestos legislation in the United States, ABI does not know what effects any such legislation, if adopted, may have upon its or Congoleum's businesses, results of operations or financial conditions, or upon any plan of reorganization for Congoleum.

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Elimination of the Company’s interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

Under the Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  Pursuant to the terms of the Joint Plan, the plan trust established upon effectiveness of the Joint Plan will own 50.1% of reorganized Congoleum's outstanding common stock and Congoleum’s bondholders will own the remaining 49.9% of reorganized Congoleum's outstanding common stock, with the plan trust’s share of reorganized Congoleum’s outstanding common stock being subject to a put/call agreement that ABI expects will result in the plan trust’s divestiture of its 50.1% share of reorganized Congoleum’s outstanding common stock following the effective date of the Joint Plan.  There can be no assurances how this and any other change in ownership and control may affect reorganized Congoleum’s business, operations and financial condition, or its future relationships with ABI.

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum.  Agreements for these current intercompany arrangements expire on the earlier of the effective date of the Joint Plan or September 30, 2008.  It is not known whether ABI, Congoleum and the other parties in interest would agree to extend the term of these arrangements if the Joint Plan has not become effective by September 30, 2008, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be.  The terms of the Joint Plan provide for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Joint Plan.  The Joint Plan provides that the new agreement will be in form and substance mutually agreeable to the FCR, the Bondholders' Committee, the ACC and ABI.  Pursuant to that new agreement, ABI's current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI's current president and chief operating officer during normal working hours and on an annual basis, and ABI's current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis.  Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

The Company has had to amend its debt agreements in the past in order to avoid being in default of those agreements and may have to do so again in the future, and the Company's ability to obtain additional financing may be limited.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  Most recently, on March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the credit agreement with Bank of America, National Association and Bank of America, National Association acting through its Canada branch, each in their respective capacities as lenders and administrative agents under that credit agreement.  That credit agreement, as amended and restated, governs ABI's primary source of borrowings.  The March 12, 2008 amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the credit agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the credit agreement).  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  On September 25, 2006, the Company entered into an amendment and restatement to the credit agreement it has with Bank of America, National Association and Bank of America, National Association acting through its Canada branch.  In connection with that amendment and restatement, certain financial covenants were amended under the credit agreement to enable the Company to comply with those covenants.  Although the Company does not anticipate that it will need to further amend the credit agreement to avoid being in default at some future date, there can be no assurances in that regard.  If the Company were to violate one of those covenants and not amend the agreement to address or obtain a waiver of the violation, it could breach the agreement, resulting in a default of the agreement.  If such a default were to occur, the lenders could require the Company to repay all amounts outstanding under the credit agreement.  If the Company were unable to repay those amounts due, the lenders could have its rights over the collateral (most of the Company’s and its domestic subsidiaries’ (excluding Congoleum) assets) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products.  Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier.  Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition.  The Company's majority-owned subsidiary Congoleum, does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications.  Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition.  The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials.  Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

The Company and its majority-owned subsidiary Congoleum operate in highly competitive markets and some of their competitors have greater resources, and in order to be successful, the Company and Congoleum must keep pace with and anticipate changing customer preferences.

The market for the Company's and its majority-owned subsidiary Congoleum's products and services is highly competitive.  Some of their respective competitors have greater financial and other resources and access to capital.  Furthermore, one of Congoleum’s major competitors has successfully confirmed a plan of reorganization under Chapter 11 of the Bankruptcy Code.  Having shed much of its pre-filing asbestos and other liabilities, that competitor may have a competitive cost advantage over Congoleum.  In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities.  Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products.  Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

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

The Company and its majority-owned subsidiary Congoleum are subject to the effects of general economic conditions.  A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition.  Moreover, their businesses are affected by the economic factors that affect their respective industries.  The slowdown in the housing industry has resulted in reduced demand for the Company’s and Congoleum’s products.  These conditions could be exacerbated by contraction of the sub-prime mortgage industry.

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

The Company's Tape Division principally sells its products through distributors.  Sales to five unaffiliated customers accounted for approximately 20% of the Company's Tape Division's net sales for the year ended December 31, 2007 and 22% of its net sales for the year ended December 31, 2006.  The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors.  Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a materially adverse impact on the Company's business, results of operations, or financial condition.  Congoleum derives a significant percentage of its sales from two of its distributors.  These two distributors accounted for approximately 66% and 67% of Congoleum's net sales for the years ended December 31, 2007 and 2006, respectively.

The Company's subsidiary K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives.  Four of K&M's customers accounted for approximately 58% of its net sales for the year ended December 31, 2007 and 60% of its net sales for the year ended December 31, 2006.  The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2007, ABI and its subsidiaries owned ten manufacturing plants and a jewelry distribution center (located in Providence, Rhode Island) and leased office and warehousing space as follows:

Location	Square Feet	Owned Or Leased	Industry Segment For Which Properties Used

Trenton, NJ	1,050,000	Owned	Flooring products

Marcus Hook, PA	1,000,000	Owned	Flooring products

Trenton, NJ	282,000	Owned	Flooring products

Finksburg, MD	107,000	Owned	Flooring products

Mercerville, NJ	56,000	Leased	Flooring products

Sherbrooke, Quebec	379,000	Owned	Canadian division

Moorestown, NJ	226,000	Owned	Tape products

Lowell, MA	57,000	Owned	Tape products

Billerica, MA	30,000	Leased	Tape products

Renaix, Belgium	84,000	Owned	Tape products

Singapore	32,000	Owned	Tape products

Providence, RI	103,000	Owned	Jewelry products

New York, NY, Qingdao, China, Orlando, FL and Bentonville, AK	27,200	Leased	Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than mortgages on the owned properties in Renaix, Belgium, and Singapore securing outstanding debt in amounts equal to approximately 5% and 48% of the original cost of the property, respectively, and under the terms of the Company's principal debt agreement, pursuant to which the Company has granted a security interest in the properties in Moorestown, NJ, Lowell, MA and Providence, RI.  ABI believes that all of its and its subsidiaries' properties are in good condition and have been well maintained.

It is estimated that during 2007, ABI's and its subsidiaries' plants for the manufacture of floor covering products operated at approximately 58% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 71% of aggregate capacity and the Canadian division operated at approximately 59% of aggregate capacity.  All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3. LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency as a Potentially Responsible Party (“PRP”) within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, as to six sites in five separate states.    In addition, ABI has been named a PRP by the State of Maine’s Department of Environmental Protection with regard to two sites in Maine.  See Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

In accordance with SFAS No. 5, Accounting for Contingencies, ABI has recorded a reserve of approximately $3.8 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,360 pending claims involving approximately 1,946 individuals as of December 31, 2007.  These claims relate to products of the Company’s former Tile Division, which ABI contributed to Congoleum.  The claimants allege personal injury from exposure to asbestos or asbestos-containing products.  The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  Projecting future asbestos claims costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs.  The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2013 was $12.6 million to $41.4 million as of December 31, 2007.  The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $12.6 million in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $11.1 million at December 31, 2007, which has been included in other assets.  The estimated amount of insurance that is probable of recovery depends on the liability estimate as well as a number of additional factors, including the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  The recorded liability and related insurance asset do not include any related defense costs.  Defense costs are typically paid in addition to the indemnity limits under the primary layer insurance policies, while certain excess layer policies pay them within policy limits and other excess layer policies pay them in addition to policy limits.  Defense costs historically paid by ABI’s carriers have been approximately 156% of the related indemnity costs.

The recorded amounts were based on facts currently known by ABI and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, the allocation of claims to specific insurance policies, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company’s actual asbestos-related settlement and defense costs will not exceed its accrued asbestos liabilities, or that it will receive the insurance recoveries which it has accrued.  It is reasonably possible that the Company will incur charges for resolution of asbestos claims in the future, which could exceed the Company’s existing reserves.  The Company’s strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis.  The Company believes it has substantial insurance coverage to mitigate future costs related to this matter.

See Note 8 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional information about these claims.

Congoleum is a defendant in a large number of asbestos-related lawsuits.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.    In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the conditions to the Joint Plan or any other plan will be satisfied or waived, that the Joint Plan or any other plan will timely receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the “District Court”), that the Joint Plan or any other plan will be confirmed, that the Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for continued litigation over any plan of reorganization and the state court insurance coverage litigation.  Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Joint Plan.

Congoleum, pursuant to administrative consent orders signed in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility.  ABI had also signed a similar consent order with regard to its former Trenton tile facility.  Congoleum agreed to be financially responsible for the clean-up of the Trenton tile facility as part of ABI’s contribution to Congoleum of ABI’s former Tile Division.  See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP in pending proceedings under CERCLA and similar state laws.  See Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

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

American Biltrite Inc.'s Common Stock is traded on the American Stock Exchange (ticker symbol: ABL).  At the close of business on March 14, 2008, the closing price of ABI's Common Stock was $6.50 per share and the approximate number of record holders was 266.  High and low sales prices for ABI’s Common Stock for each quarter over the last two years were:

	Sale Prices of Common Shares
	2007		2006
Quarter Ended	High	Low	High	Low

March 31	$9.75	$7.98	$11.60	$9.08
June 30	9.89	8.07	11.72	9.25
September 30	8.82	5.75	11.00	9.41
December 31	7.25	4.05	10.99	8.01

No dividends on the Common Stock were declared during 2007 or 2006.  The Company’s debt agreement restricts the ability of the Company to declare and pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries” set forth in Item 7 of this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	266,500	$10.06	266,520
Equity Compensation Plans Not Approved by Security Holders	35,500	12.19	14,500

Total	302,000	10.31	281,020(1)

(1)
Includes 266,520 shares of Common Stock available for issuance under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997.  In addition to stock options, awards under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock awards specified in the Plan.  If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards.

On July 1, 1999 the Company established its 1999 Stock Option Plan for Non-Employee Directors (as amended, the "1999 Plan"), under which non-employee directors may be granted non-qualified options (the "Options") to purchase shares of Common Stock.  The maximum number of shares of Common Stock that may be issued pursuant to the 1999 Plan is 50,000 shares.  The 1999 Plan was not submitted to stockholders for approval.  Under the 1999 Plan, each new non-employee member of the Board who has not previously been a non-employee member of the Board during the term of the 1999 Plan will be granted on the date he or she is elected to the Board during the term of the 1999 Plan an Option to purchase 1,000 shares of Common Stock.  In addition, under the 1999 Plan, each non-employee member of the board receives each year on July 1 an Option to purchase 500 shares of Common Stock.  The options granted under the 1999 Plan have ten-year terms and fully vest 6 months from the grant date.  The exercise price for each Option is 100% of the fair market value on the date of the grant.  No Options may be granted under the 1999 Plan on or after July 1, 2009.  As of December 31, 2007 an aggregate of 31,500 shares of common stock were issuable upon the exercise of vested and outstanding Options.  An additional 4,000 options vested on January 1, 2008.

Congoleum maintains separate equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum.  However, under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum to be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed joint plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the conditions to the Joint Plan or any other plan will be satisfied or waived, that the Joint Plan or any other plan will timely receive necessary court approvals from the Bankruptcy Court and the District Court, that the Joint Plan or any other plan will be confirmed, that the Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for continued litigation over any plan of reorganization and the state court coverage litigation.  Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Joint Plan.

ABI estimates that it will spend an additional $400 thousand for legal fees in 2008, which it has accrued, in connection with Congoleum’s reorganization plan.  Actual costs for pursuing and implementing the Joint Plan or any plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the minimum estimated cost increase.

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

Due to Congoleum’s reorganization and separate capital structure, as well as the anticipated elimination of ABI’s ownership interest in Congoleum, the Company believes that presenting the results of operations of ABI and its non-debtor subsidiaries separately from those of Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

Results of Operations

ABI and Non-Debtor Subsidiaries

	2007		2006
	(In thousands of dollars)

Net sales	$216,463		$216,063
Cost of sales	160,034		159,009
Gross profit	56,429	26.1%	57,054	26.4%
Selling, general & administrative expenses	57,820	26.7%	54,873	25.4%
Operating (loss) income	(1,391)		2,181

Interest expense, net	(2,297)		(2,324)
Other income, net	1,380		426
(Loss) income before taxes and other items	(2,308)		283

(Benefit from) provision for income taxes	(1,033)		235
Noncontrolling interests	(57)		(47)

(Loss) income from continuing operations	$(1,332)		$1

Net sales for the year ended December 31, 2007 were $216.5 million, an increase of $400 thousand from sales of $216.1 million in 2006.  Tape segment sales decreased $5.1 million or 4.9% due to lower sales volume, partly offset by $1.2 million in selling price increases.  In 2007, a large automotive film customer switched their business to a competitor, and a large HVAC tape customer produced for itself certain tapes previously supplied by the Tape division; these two matters accounted for the majority of the lower sales volume.  Canadian segment sales increased $1.4 million or 2.4% due to the result of foreign currency translation, as well as increased sales of luxury tile and cured rubber products.  Jewelry segment sales improved $3.4 million or 5.6% due to higher sales to mass merchandisers.

Gross profit was 26.1% of net sales in 2007 compared to 26.4% in 2006.  Tape segment gross margins improved by 0.5 percentage points of net sales primarily due to the impact of $1.2 million in costs incurred for a product recall necessitated by defective material from a supplier on 2006 gross margins.  Excluding the impact of the product recall, margins decreased by 0.6 percentage points of net sales as the impact of lower production volumes more than offset the benefit of manufacturing efficiency improvements.  Canadian division gross margins declined by 0.6 percentage points of net sales due to the strengthening of the Canadian dollar relative to the US dollar during the year.  Although the Canadian division’s US dollar sales and purchases are approximately the same, the Canadian division uses a first-in, first-out method of costing inventory, and as a result, exchange rate fluctuations are reflected in sales more quickly than in cost of sales.  Jewelry segment margins decreased by 1.3 percentage points of net sales due to higher costs for goods and freight, partly offset by lower royalty costs.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2007 and 2006 would have been 25.6% and 26.0%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2007 were $57.8 million, up from $54.9 million in 2006.  Selling, general and administrative expenses increased at Canadian division due to the impact of foreign currency exchange on these expenses and increased at the Tape division due to additional selling expenses.  Canadian division segment selling, general and administrative expenses also benefitted from receipt of a $0.6 million class action settlement in 2006.  Jewelry segment selling, general and administrative expenses decreased by $0.7 million from 2006 to 2007 due to cost reduction programs.  During 2007, ABI increased the estimate of its share of the environmental remediation costs for a previously owned property and recorded a $1.4 million charge, which also contributed to the increase in selling, general and administrative expenses over 2006.

Net interest expense of $2.3 million for 2007 was approximately the same compared to 2006.

Other income increased from $0.4 million in 2006 to $1.4 million in 2007 as a result of a charge of $860 thousand in other expense in 2006 for prepayment costs in connection with refinancing a note.

The effective tax rates of 45% and 83% for 2007 and 2006, respectively, are due primarily to the effect of combining various segments with differing statutory rates applied to pretax losses in certain locations and pretax income in other locations.  American Biltrite’s U.S. operations and foreign branches incurred a pretax loss of $1.2 million for 2007 and $0.4 million in 2006.  The tax benefits recorded for the losses were $358 thousand (30%) and $74 thousand (16%) for 2007 and 2006, respectively.  The Company’s Canadian operation had a pretax loss of $1.1 million for 2007 and pretax income of $0.7 million for 2006.  A benefit of $675 thousand (61%) and a provision of $309 thousand (42%) were recorded by the Canadian operations for 2007 and 2006, respectively.  During 2007, the Canadian operations recognized a benefit as a result of a change in valuation allowance against net operating loss carryforwards from Janus.  The combined pretax loss of $2.3 million and net tax benefit of $1.0 million for 2007 resulted in an effective tax rate of 45%.  The combined pretax income and net tax provision of $283 thousand and $235 thousand, respectively, resulted in an effective rate of 83% for 2006.

The Company incurred a loss of $1.3 million from continuing operations for 2007 compared with income of $0.1 million in 2006 as a result of the lower income from operations in 2007 versus 2006, partly offset by the increase in other income and the tax benefit recognized in 2007.

Congoleum

	2007		2006
	(In thousands of dollars)

Net sales	$204,262		$219,474
Cost of sales	153,809		169,023
Gross profit	50,453	24.7%	50,451	23.0%

Selling, general & administrative expenses	37,469	18.3%	39,906	18.2%
Asbestos-related reorganization expenses	41,315		-
Operating (loss) income	(28,331)		10,545

Bond interest reversal (expense)	29,603		(10,612)
Interest income (expense), net	197		(260)
Other (expense) income, net	(447)		162
Income (loss) before taxes	1,022		(165)
Provision for (benefit from) income taxes	1,713		(844)

Net (loss) income	$(691)		$679

Net sales for the year ended December 31, 2007 totaled $204.3 million as compared to $219.5 million for the year ended December 31, 2006, a decrease of $15.2 million or 6.9%. The decrease in sales was primarily attributable to declines in new home construction, softness in the remodeling market and lower production of homes in the manufactured housing segment. The impact of these sales decreases were partially mitigated by continued sales growth in the Duraproduct category and the impact of price increases instituted in mid-2007.

Gross profit for the year ended December 31, 2007 totaled $50.5 million, or 24.7% of net sales, compared to $50.5 million or 23.0% of net sales for the year ended December 31, 2006. Gross profit for the year was essentially the same year over year, as raw material costs and the unfavorable impact of unabsorbed manufacturing overhead due to lower volumes were offset by price increases and manufacturing cost reduction programs.

Selling, general and administrative expenses were $37.5 million for the year ended December 31, 2007 as compared to $39.9 million for the year ended December 31, 2006, a decrease of $2.4 million. The decrease in selling, general and administrative expenses reflects cost reduction programs, including headcount reductions, instituted in early 2007.  As a percent of net sales, selling, general and administrative expenses were 18.3% and 18.2% for the years ended December 2007 and 2006, respectively.

Given the terms of the proposed Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write off of certain insurance litigation costs receivable that will not be collected by Congoleum under the terms of the Joint Plan if it is confirmed and effective, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its 8 5/8% Senior Notes.

Income from operations, excluding the special charge above, was $13.0 million for the year ended December 31, 2007 compared to $10.5 million for the same period in the prior year, an increase of $2.4 million. This increase in operating income primarily reflects the reduction in operating expenses.  Operating income for the year ended December 31, 2006 included a $1.3 million gain, included in selling, general and administrative expenses, on the replacement of a damaged production line that was covered by insurance.

Interest income was $1.2 million and $.5 million in 2007 and 2006, respectively, with the increase of $.07 million versus the prior year reflecting interest earned on federal income tax refunds and higher cash balances.   Interest expense, excluding interest on the Senior Notes, for 2007 was $1.0 million as compared to interest expense of $0.8 million for 2006.  Bond interest reversal on the Senior Notes in 2007 was $29.6 million as compared to interest expense on Senior Notes in 2006 of $10.6 million.

Congoleum recorded a provision for income taxes of $1.7 million in 2007, reflecting an increase in non-deductible expenses for tax return purposes.  For 2006, Congoleum recorded a benefit of $0.8 million, reflecting the reversal of previously established reserves in connection with a closing agreement with the Internal Revenue Service for tax return years 2000 to 2003.

Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, increased by $1.3 million to $3.9 million at December 31, 2007 as compared to December 31, 2006.  Working capital at December 31, 2007 was $31.9 million, compared with $29.6 million at December 31, 2006.  The ratio of current assets to current liabilities at December 31, 2007 was 1.63 compared to 1.62 at December 31, 2006, consistent with the increased amount of working capital at December 31, 2006.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2007 was $6.7 million compared with $2.5 million for the year ended December 31, 2006.  This increase was due to a $5.9 million reduction in inventory during 2007 compared with an increase in inventory of $3.4 million in 2006, as well as less cash used to settle payables and accrued liabilities in 2007 versus 2006.  These factors were partly offset by lower net income and a greater increase in accounts receivable in 2007 versus 2006.

Capital expenditures for 2007 were $1.7 million compared to $1.8 million for 2006.  During the second quarter of 2006, the Company completed the sale of a building and land owned by the Company’s former subsidiary, Janus Flooring, a discontinued operation, for $5.0 million Canadian dollars.  The Company received net cash proceeds of $800 thousand (Canadian), which was used to reduce borrowings, and a note for $4.0 million (Canadian).  Payment of the note is due within 60 days of receipt of an environmental certification on the land sold, which the Company received on March 20, 2008.

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

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Bank of America, National Association (“BofA”) and BofA acting through its Canada branch (the “Canadian Lender”) pursuant to an amended and restated credit agreement (the “Credit Agreement”).  The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the “Canadian Revolver”) for American Biltrite Inc.’s subsidiary AB Canada and (ii) a $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.0 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

In September 2006, American Biltrite Inc. entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender.  Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount.  In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million.  In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company’s senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment.  A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which is included in other expense.

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

The Credit Agreement contains certain covenants that the Company must satisfy.  The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock.  The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, and a maximum level of capital spending.  Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year.  The Credit Agreement also requires, for each fiscal quarter ending on and after September 30, 2006, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

Pursuant to the Credit Agreement, the Company and certain of its subsidiaries previously granted BofA and the Canadian Lender a security interest in most of the Company's and its subsidiaries' assets.  The security interest granted does not include shares of capital stock of Congoleum or the assets of Congoleum.  In addition, pursuant to the Credit Agreement, certain of the Company’s subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Agreement.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. At March 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that there be no consecutive quarterly net losses from continuing operations.  On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement. The amendment revised that financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand. The Company was in compliance with the financial covenants of its debt agreements at June 30 and September 30, 2007.  At December 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that requires a ratio of Adjusted EBITDA to Consolidated Interest Expense (as such terms are defined in the Credit Agreement) to exceed 1.0 and that there be no consecutive quarterly net losses from continuing operations.  On March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations.  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under that amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.  As of December 31, 2007, American Biltrite was in compliance with the financial covenants of the Credit Agreement as amended by the May 14, 2007 amendment.  ABI paid BofA a fee of $50 thousand in connection with this amendment.

While the Company does not currently anticipate that it will need to further amend its existing debt agreements to avoid being in default at some future date, there can be no assurances in that regard, and any required amendments, if obtained, could result in significant cost to the Company. If a default were to occur and the Company was unable to obtain a waiver from BofA, the Company would be required to repay all amounts outstanding under the Credit Agreement and the Company would need to obtain funding from another source. Otherwise, the Company would likely be unable to repay those outstanding amounts, in which case, BofA might exercise its rights over the collateral. Any default by the Company of the Credit Agreement that resulted in the Company being required to immediately repay outstanding amounts under the Credit Agreements, and for which suitable replacement financing were not timely obtained, would have a material adverse effect on the Company's business, results of operations and financial condition.

Under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on

ABI’s business, operations and financial condition.  In connection with Congoleum’s plan of reorganization, ABI expects to spend $400 thousand in 2008, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

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

Liquidity and Capital Resources – Congoleum

The consolidated financial statements of Congoleum, which are reflected in the Company's consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K, have been prepared on a going concern basis.  A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the consolidated financial statements of Congoleum do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern.  As described more fully in the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes 1 and 9 of the Notes to the Consolidated Financial Statements, which are set forth in Item 8 of this Annual Report on Form 10-K, for a discussion of Congoleum’s bankruptcy proceedings.  These matters continue to have a material adverse impact on Congoleum’s liquidity and capital resources.  During 2007, Congoleum paid $13.1 million in fees and expenses (net of recoveries) related to reorganization proceedings under Chapter 11 and litigation with certain insurance companies.  Congoleum expects to spend an additional $24.7 million in 2008 on these matters. At December 31, 2007 Congoleum had incurred but not paid approximately $9 million in additional fees and expenses for services rendered through that date.

Given the terms of the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Given the terms of the proposed Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan if it is confirmed and effective, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007, Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the holders of the Senior Notes will not receive any post-petition interest.

In February 2006, the Bankruptcy Court ordered Congoleum's former counsel, Gilbert, Heintz & Randolph LLP (currently known as Gilbert Randolph LLP) ("GHR") to disgorge all fees and certain expenses it was paid by Congoleum.  The amount of the disgorgement is approximately $9.6 million.  In October 2006, Congoleum and GHR entered into a settlement agreement under which GHR is to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The payment is secured by assets of GHR and is to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement agreement in April 2007.  Payments received by Congoleum pursuant to that settlement agreement in 2007 were not significant.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2007, were $26.3 million, an increase of $7.7 million from December 31, 2006.  Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance.  Funds deposited in this account but not yet applied to the loan balance, which amounted to $0.0 million and $3.6 million at December 31, 2007 and December 31, 2006, respectively, are recorded as restricted cash.  Additionally, $6.5 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at December 31, 2007.  Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the plan trust to be established following confirmation of the Joint Plan.  Working capital was $9.4 million at December 31, 2007, down from $11.5 million one year earlier.  The ratio of current assets to current liabilities was 1.1 at December 31, 2007 compared to 1.2 at December 31, 2006.  Net cash provided by operations during the year ended December 31, 2007 was $11.3 million, as compared to net used in operations of $8.2 million in 2006.

Capital expenditures in 2007 totaled $4.5 million.  Congoleum is currently planning capital expenditures of approximately $6.5 million in 2008 and between $5.0 million and $7.0 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms.  The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on (i) the earlier of June 30, 2007 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures.  The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at December 31, 2007. Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2007, based on the level of receivables and inventory, $14.2 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $10.5 million was utilized by the revolving loan.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations, will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of financing needed to effectuate the plan and emerge from its Chapter 11 case.  Congoleum cannot presently determine the terms of any such financing it might obtain, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum.  Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along by Congoleum to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum cannot presently determine the amount of fees, expenses, and trust contributions it may incur in connection with obtaining confirmation of its plan of reorganization.  Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2008.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

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

Certain legal and administrative claims are pending or have been asserted against ABI.  Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims.  These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites.  The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI's liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance.  ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies.  The contingencies also include claims for personal injury and/or property damage.  (See Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.)

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

Asbestos Liabilities – As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products.  ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation and pay for related legal and loss handling costs.  These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs.  Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a six year horizon.  Accordingly, the Company’s estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next six years.  A change in assumptions could have a material effect on the Company’s estimated liability.  For example, it is estimated that a 1% decrease in the Company’s dismissal rate would result in a 26% increase in liability assuming all other variables remained constant.

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

Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products.  During 2007, Congoleum paid $13.1 million (net of recoveries) in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Given the terms of the proposed Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code.  Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Given the terms of the proposed Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected by Congoleum under the terms of the Joint Plan if it is confirmed and effective, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the holders of the Senior Notes will not receive any post-petition interest.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides for settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on a previous plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in a previous plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of the Joint Plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

ABI understands that Congoleum expects that insurance will provide the substantial majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself.  Congoleum does not have the necessary financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

While Congoleum has provided for the anticipated costs to effect the Joint Plan, costs for pursuing and implementing the Joint Plan and any plan of reorganization could be materially higher than recorded amounts and previous estimates.

Congoleum will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to Congoleum’s earnings in future periods.

Consolidation of Congoleum – The Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003.   The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  ABI expects to continue to own a majority of the voting stock of Congoleum until Congoleum’s reorganization proceedings are concluded, at which time ABI expects it shares of Congoleum will be cancelled.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.  ABI’s reported consolidated financial condition, operating results and cash flows results would be materially different if they did not include Congoleum.  The Company anticipates its equity interest in Congoleum will be eliminated in connection with the effectiveness of any future Congoleum plan of reorganization, at which time it will no longer include Congoleum in the Company’s consolidated financial statements.

Environmental Contingencies – As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third party sites and Company owned sites.  The Company accrues for its estimate of future remediation activities when it is probable that a liability has been incurred and the amount can be reasonably estimated.  The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience.  Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued.  For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  When future liabilities are determined to be reimbursable by insurance coverage or payment from third parties, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery.  A receivable reserve is recorded when recoveries are disputed or are not highly probable.  These estimates are based on certain assumptions such as the Company's relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available.  These projects tend to be long-term in nature, and assumptions are subject to refinement as facts change.  As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods.  The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

Valuation of Deferred Tax Assets – The Company provides for valuation reserves against its deferred tax assets in accordance with the requirements of SFAS 109.  In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies, and estimated future taxable income.  The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.  It is possible that the facts underlying these assumptions may not materialize as anticipated in future periods, which may require the Company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

Pension and Other Postretirement Benefits – The Company sponsors several noncontributory defined benefit pension plans covering most of the Company’s employees.  The Company also maintains health and life insurance programs for retirees.  Benefits under the plans are based on years of service and employee compensation.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include the long-term rate of return on plan assets, discount rates and other factors.  These assumptions are evaluated and updated annually by management.  Other assumptions used include employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  In 2007 and 2006, the Company assumed that the expected long-term rate of return on plan assets will be 7.0% - 7.5%.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years.  This produces the expected return on plan assets that is included in pension expense.  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2007, the Company determined this rate to be 6.0%.

Allowance for Doubtful Accounts – The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously noted.  The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base.  The risk associated with this estimate is that the Company would not become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses.  Historically, the Company’s estimates and assumptions around the allowance have been reasonably accurate and the Company has processes and controls in place to closely monitor customers and potential credit issues.

Inventory Allowances – The Company maintains obsolescence and slow-moving allowances for inventory.  Products and materials that are specifically identified as obsolete are fully reserved.  The remainder of the allowance is based on management’s estimates and fluctuates with market conditions, design cycles and other economic factors.  Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unforecasted decline in current production.  Management closely monitors the market place and related inventory levels and has historically maintained reasonably accurate allowance levels.  In addition, the Company values certain inventories using the last-in, first-out (“LIFO”) method.  Accordingly, a LIFO valuation reserve is maintained to properly value these inventories.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets with Consolidating Details – Assets
(In thousands of dollars)

	December 31		Eliminations		Congoleum		American Biltrite
	2007	2006	2007	2006	2007	2006	2007	2006
Assets
Current assets:
Cash and cash equivalents	$30,185	$21,180			$26,327	$18,591	$3,858	$2,589
Restricted cash	6,501	9,656			6,501	9,656
Accounts and notes receivable, less allowances for doubtful accounts and discounts of $2,917 in 2007 and $3,070 in 2006	41,345	40,791	$(316)	$(226)	14,162	17,598	27,499	23,419
Inventories	78,401	80,471	(125)	(143)	35,182	34,220	43,344	46,394
Deferred income taxes	961	1,818					961	1,818
Prepaid expenses & other current assets	20,001	28,406			13,138	25,610	6,863	2,796
Total current assets	177,394	182,322	(441)	(369)	95,310	105,675	82,525	77,016

Property, plant & equipment, net	99,153	106,380			61,993	67,757	37,160	38,623

Other assets:
Insurance for asbestos-related liabilities	11,140	9,320					11,140	9,320
Goodwill, net	11,490	11,475					11,490	11,475
Other assets	22,622	22,175	(126)	(135)	15,402	10,770	7,346	11,540
	45,252	42,970	(126)	(135)	15,402	10,770	29,976	32,335

Total assets	$321,799	$331,672	$(567)	$(504)	$172,705	$184,202	$149,661	$147,974

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets with Consolidating Details – Liabilities and Stockholders’ Equity
(In thousands of dollars, except per share amounts)

	December 31		Eliminations		Congoleum		American Biltrite
	2007	2006	2007	2006	2007	2006	2007	2006
Liabilities
Current liabilities:
Accounts payable	$22,570	$21,769	$(316)	$(226)	$10,715	$10,654	$12,171	$11,341
Accrued expenses	37,035	37,411			20,742	22,301	16,293	15,110
Asbestos-related liabilities	31,207	13,950			31,207	13,950
Deferred income taxes	7,725	-			7,725	-
Notes payable	30,309	31,284			10,551	12,715	19,758	18,569
Current portion of long-term debt	2,376	2,424					2,376	2,424
Liabilities subject to compromise	4,997	34,602			4,997	34,602
Total current liabilities	136,219	141,440	(316)	(226)	85,937	94,222	50,598	47,444

Long-term debt, less current portion	6,725	8,971					6,725	8,971
Asbestos-related liabilities	12,600	10,300					12,600	10,300
Other liabilities	12,195	15,441					12,195	15,441
Noncontrolling interests	1,093	1,087					1,093	1,087
Liabilities subject to compromise	133,098	136,398	(126)	(135)	133,224	136,533
Total liabilities	301,930	313,637	(442)	(361)	219,161	230,755	83,211	83,243

Stockholders’ equity
Common stock, par value $.01, authorized 15,000,000 shares, issued 4,607,902 shares	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	19,607	19,591	(49,368)	(49,349)	49,368	49,349	19,607	19,591
Retained earnings	30,835	32,821	35,413	35,376	(65,417)	(64,726)	60,839	62,171
Accumulated other comprehensive loss	(15,487)	(19,291)	6,110	6,110	(22,687)	(23,456)	1,090	(1,945)
Less cost of 1,166,351 shares of common stock in treasury	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Total stockholders’ equity	19,869	18,035	(125)	(143)	(46,456)	(46,553)	66,450	64,731

Total liabilities and stockholders’ equity	$321,799	$331,672	$(567)	$(504)	$172,705	$184,202	$149,661	$147,974

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Operations with Consolidating Details
(In thousands of dollars, except per share amounts)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$420,725	$435,537			$204,262	$219,474	$216,463	$216,063

Cost of products sold	312,814	327,585	$(1,029)	$(447)	153,809	169,023	160,034	159,009
Selling, general & administrative expenses	95,289	94,779	-	-	37,469	39,906	57,820	54,873
Asbestos-related reorganization charges	41,315	-			41,315	-
(Loss) income from operations	(28,693)	13,173	1,029	447	(28,331)	10,545	(1,391)	2,181
Other income (expense)
Interest income	1,338	869			1,224	515	114	354
Bond interest reversal (expense)	29,603	(10,612)			29,603	(10,612)
Other interest expense	(3,438)	(3,453)			(1,027)	(775)	(2,411)	(2,678)
Other (expense) income, net	(78)	165	(1,011)	(423)	(447)	162	1,380	426
	27,425	(13,031)	(1,011)	(423)	29,353	(10,710)	(917)	(1,898)
(Loss) income before taxes and other items	(1,268)	142	18	24	1,022	(165)	(2,308)	283
Provision for (benefit from) income taxes	680	(609)			1,713	(844)	(1,033)	235
Noncontrolling interests	(57)	(47)					(57)	(47)

Net (loss) income from continuing operations	(2,005)	704	18	24	(691)	679	(1,332)	1
Discontinued operation	-	(19)					-	(19)

Net (loss) income	$(2,005)	$685	$18	$24	$(691)	$679	$(1,332)	$(18)

	Basic		Diluted
	2007	2006	2007	2006
Net (loss) income per common share from continuing operations	$(0.58)	$0.20	$(0.58)	$0.20
Discontinued operation	-	-	-	-

Net (loss) income per common share	$(0.58)	$0.20	$(0.58)	$0.20
Weighted average number of common and equivalent shares outstanding	3,442	3,442	3,442	3,457

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows with Consolidating Details – Operating Activities
(In thousands of dollars)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2007	2006	2007	2006	2007	2006	2007	2006

Operating activities
Net (loss) income	$(2,005)	$685	$18	$24	$(691)	$679	$(1,332)	$(18)
Net loss from discontinued operation	-	19					-	19
Net (loss) income from continuing operations	(2,005)	704	18	24	(691)	679	(1,332)	1
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	16,185	16,245			10,690	10,478	5,495	5,767
Provision for doubtful accounts and discounts	2,826	3,627					2,826	3,627
Deferred income taxes	(1,901)	(2,856)					(1,901)	(2,856)
Asbestos-related charge	41,315	-			41,315	-
Bond interest (reversal) expense	(29,603)	10,612			(29,603)	10,612
Gain on replacement of property	-	(1,266)			-	(1,266)
Charge for early extinguishment of debt	-	860					-	860
Stock compensation charge	35	244			19	223	16	21
Change in operating assets and liabilities:
Accounts and notes receivable	(2,068)	(2,617)	216	(376)	3,436	(506)	(5,720)	(1,735)
Inventories	4,876	(3,038)	(18)	(24)	(962)	387	5,856	(3,401)
Prepaid expenses & other current assets	2,113	843			1,965	(347)	148	1,190
Accounts payable and accrued expenses	(1,359)	(8,885)	(216)	376	(1,097)	(4,950)	(46)	(4,311)
Asbestos-related liabilities	(13,048)	(22,373)			(13,048)	(22,373)
Asbestos-related reimbursement from insurance settlement	1,498	3,684			1,498	3,684
Noncontrolling interests	6	(278)					6	(278)
Other	(901)	(1,156)			(2,236)	(4,784)	1,335	3,628
Net cash provided (used) by operating activities of continuing operations	17,969	(5,650)	-	-	11,286	(8,163)	6,683	2,513
Net cash used by operating activities of discontinued operation	-	(180)					-	(180)

Net cash provided (used) by operating activities	$17,969	$(5,830)	$-	$-	$11,286	$(8,163)	$6,683	$2,333

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows with Consolidating Details – Investing & Financing Activities
(In thousands of dollars)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2007	2006	2007	2006	2007	2006	2007	2006

Investing activities
Investments in property, plant and equipment	$(6,219)	$(6,417)			$(4,541)	$(4,642)	$(1,678)	$(1,775)
Insurance proceeds for oven line replacement	-	1,586			-	1,586
Net cash used by investing activities of continuing operations	(6,219)	(4,831)			(4,541)	(3,056)	(1,678)	(1,775)
Net cash provided by investing activities of discontinued operation	-	680					-	680
Net cash used by investing activities	(6,219)	(4,151)			(4,541)	(3,056)	(1,678)	(1,095)

Financing activities
Net short-term (payments) borrowings	(2,393)	22,163			(2,164)	3,311	(229)	18,852
Payments on long-term debt	(2,301)	(20,777)					(2,301)	(20,777)
Net change in restricted cash	3,155	1,988			3,155	1,988
Payment for early extinguishment of debt	-	(860)					-	(860)
Net cash (used) provided by financing activities of continuing operations	(1,539)	2,514			991	5,299	(2,530)	(2,785)
Net cash provided (used) by financing activities of discontinued operation	-	-					-	-
Net cash (used) provided by financing activities	(1,539)	2,514			991	5,299	(2,530)	(2,785)

Effect of foreign exchange rate changes on cash	(1,206)	(537)					(1,206)	(537)

Net increase (decrease) in cash	9,005	(8,004)			7,736	(5,920)	1,269	(2,084)
Cash and cash equivalents at beginning of year	21,180	29,184			18,591	24,511	2,589	4,673

Cash and cash equivalents at end of year	$30,185	$21,180			$26,327	$18,591	$3,858	$2,589

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2005	$46	$19,570	$31,913	$(17,912)	$(15,132)	$18,485

Comprehensive income
Net income for 2006			685			685
Foreign currency translation adjustments				41		41
Minimum pension liability adjustment				1,296		1,296
Total comprehensive income						2,022
SFAS 158 cumulative adjustment, including taxes of $440				(2,716)		(2,716)
Stock compensation		21				21
Effect of Congoleum stock compensation			223			223

Balance at December 31, 2006	46	19,591	32,821	(19,291)	(15,132)	18,035

Comprehensive income
Net loss for 2007			(2,005)			(2,005)
Foreign currency translation adjustments				3,927		3,927
Defined benefit plans adjustment, net of tax of $99				(123)		(123)
Total comprehensive income						1,799
Stock compensation		16				16
Effect of Congoleum stock compensation			19			19

Balance at December 31, 2007	$46	$19,607	$30,835	$(15,487)	$(15,132)	$19,869

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as “ABI” or the “Company”), as well as entities over which it has voting control.  In 1995, ABI gained voting control over Congoleum Corporation ("Congoleum") and K&M Associates L.P. ("K&M").  Upon consolidation, intercompany accounts and transactions, including transactions with associated companies that result in intercompany profit, are eliminated.

As discussed more fully below and elsewhere in these notes to consolidated financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003.  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $46.5 million in excess of the value of ABI’s investment in Congoleum at December 31, 2007.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded, at which time ABI expects its ownership interests in Congoleum will be cancelled.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

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

Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s liabilities as of December 31, 2003 have been reclassified as liabilities subject to compromise.  Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  Credit losses in previous years have generally been within management’s expectations.  For the years ended December 31, 2007 and 2006, the Company had two customers that accounted for 32% and 34% of net sales, respectively.  At December 31, 2007 and 2006, one customer accounted for 14% and 21% of trade receivables outstanding, respectively.

Cash

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase.  The carrying value of cash equivalents approximates fair value.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Restricted Cash

Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender, and the funds in that account are used by the lender to pay down any loan balance.  Funds deposited in this account but not immediately applied to the loan balance are recorded as restricted cash.  At December 31, 2007, none of Congoleum’s cash was restricted under its financing agreement, and at December 31, 2006, cash of approximately $3.6 million was restricted under the financing agreement. Additionally, Congoleum’s restricted cash includes certain insurance settlements to be paid to the Plan Trust under the terms of Congoleum’s reorganization plan.  The remaining balances, including interest earned, were $6.5 million and $6.1 million at December 31, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and reserves are established as deemed appropriate based on the criteria previously mentioned.  The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in, first-out (LIFO) method for most of the Company’s domestic inventories.  The use of LIFO results in a better matching of costs and revenues.  Cost is determined by the first-in, first-out (FIFO) method for the Company’s foreign inventories.  The Company records as a charge to cost of products sold any amounts required to reduce the carrying value of inventories to net realizable value.

Inventory costs include expenses that are directly or indirectly incurred in the acquisition and production of merchandise and manufactured products for sale.  Expenses include the cost of materials and supplies used in production, direct labor costs and allocated overhead costs such as depreciation, utilities, insurance, employee benefits, and indirect labor.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

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

Debt Issue Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt agreements.  Debt issue costs at December 31, 2007 and 2006 amounted to $282 thousand and $683 thousand, respectively, net of accumulated amortization of $3.3 million and $2.8 million, respectively, and are included in other noncurrent assets.

Derivative Instruments

During 2006, in connection with its debt refinancing (see Notes 5 and 17), the Company entered into two interest rate swap agreements to manage the Company’s exposure to fluctuations in interest rates on its term loan and portions of its revolver borrowings.  These derivative instruments are recorded at fair value on the consolidated balance sheet.  The Company did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) for these instruments.  Changes in the fair value of the interest rate swap agreements are recognized in Other income (expense) on the consolidated statement of operations in accordance with SFAS 133.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Goodwill includes $11.3 million recorded in connection with the Company’s acquisitions of partnership interests in K&M, the majority of which occurred in 1995.  During the fourth quarter of 2005, the Company acquired certain assets and assumed certain liabilities of the Jay Jewelry division, a Florida distributor of costume jewelry of JayRam, Inc.  Goodwill of $426 thousand was recorded for this acquisition in October 2005.  During 2006, the purchase price was adjusted and goodwill was reduced by $251 thousand (see Note 15).

The Company completed its annual impairment test in the fourth quarter of 2007 and concluded that no adjustment was required to the carrying value of goodwill based on the analysis performed.

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

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	2007	2006

Beginning balance	$2,430	$2,543
Accruals	4,031	4,472
Charges	(4,602)	(4,585)

Ending balance	$1,859	$2,430

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Environmental and Product Liabilities

The Company accrues for costs associated with its environmental claims when it is probable that a liability has been incurred and the amount can be reasonably estimated.  The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company's relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience.  Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued.  For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  When future liabilities have been recorded for a potential liability, a determination is made as to whether such liabilities are reimbursable by insurance coverage or other source of reimbursement, and a receivable is recorded related to the expected recovery provided such recovery is undisputed and deemed highly probable.  Legal fees associated with these claims are accrued when the Company deems that their occurrence is probable and the fees are reasonably estimable (see Notes 4, 6 and 8).

Asbestos Liabilities and Congoleum Plan of Reorganization

The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products years ago.  The Company records a liability and a corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation.  In estimating the Company’s asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties including the anticipated costs to settle claims, the claims dismissal rate, the number of claims expected to be received, the applicability and allocation of insurance coverage to these costs, and the solvency of insurance carriers.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

The Company’s subsidiary Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (see Notes 8 and 9).  The recorded liability for Congoleum’s asbestos-related exposures is based on the minimum estimated cost to resolve these liabilities through the confirmation of a plan of reorganization.

Accounting for asbestos-related costs includes significant assumptions and estimates, and actual results could differ materially from the estimates recorded.

Revenue Recognition

Revenue is recognized when products are shipped and title has passed to the customer.  Net sales are comprised of the total sales billed during the period less the sales value of estimated returns and sales incentives, which consist primarily of trade discounts and customers’ allowances.  The Company defers recognition of revenue for its estimate of potential sales returns under right-of-return agreements with its customers until the right-of-return period lapses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred.  Expenses incurred for promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel.  Advertising expense (including cooperative advertising) amounted to $2.6 million and $2.1 million for 2007 and 2006, respectively.  General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental.  In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, and environmental remediation costs.  The Company also records shipping, handling, purchasing and finished goods inspection costs in general and administrative expenses.  Shipping and handling costs for the years ended December 31, 2007 and 2006 were $7.2 million and $6.9 million, respectively.  Purchasing and finished goods inspection costs were $2.2 million for 2007 and $2.3 million for 2006.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Relevant evidence, both positive and negative, is considered in determining the need for a valuation allowance.  Information evaluated includes the Company’s financial position and results of operations for the current and preceding years as well as an evaluation of currently available information about future years.

The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years.  In the Company’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, and related interpretations (“SFAS 123(R)”) using the modified prospective method and, accordingly, has not restated prior period results.  SFAS 123(R) establishes the accounting for equity instruments exchanged for employee services.  Under SFAS 123(R), share-based compensation cost is measured at the grant date based on the calculated fair value of the award.  The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.  SFAS 123(R) also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

The Company has elected to continue to use the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The use of a Black-Scholes option pricing model requires the input of assumptions determined by management of the Company at the measurement date.  These assumptions include the risk-free interest rate, expected dividend yield, volatility factor of the expected market price of the Company’s common stock and the expected life of stock option grants.

During the years ended December 31, 2007 and 2006, the Company recognized compensation expense related to the vesting of ABI and Congoleum options of $35 thousand and $244 thousand, respectively.  At December 31, 2007, the unrecognized compensation expense related to unvested options previously granted by Congoleum was insignificant.  Options granted by ABI prior to the adoption of FAS 123(R) were fully vested at the time of the adoption, and there was no unrecognized compensation expense.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $6.2 million for each of the years ended December 31, 2007 and 2006.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Balance sheet accounts of foreign subsidiaries are translated at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders’ equity.  Realized exchange gains and losses (immaterial in amount) are included in current operations.

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

Under its stock option plans, Congoleum grants stock options to employees and non-employee directors.  Congoleum’s outstanding stock options may have a dilutive effect on American Biltrite’s earnings per share.  The dilutive effect of Congoleum’s stock options is determined based on Congoleum’s diluted earnings per share and the number of shares of Congoleum stock owned by American Biltrite.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Recently Issued Accounting Principles

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value.  SFAS 159 is effective as of the beginning of 2008.  The Company does not believe that SFAS 159 will have a significant impact on its results of operations and financial position upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For items within its scope, this Staff Position defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 would have on its financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109").  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007.  As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007.  The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS No. 87, Employers Accounting for Pensions (“SFAS 87”), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), and SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003) (“SFAS 132R”).  SFAS 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.  SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  This standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006, and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008 (see Notes 7 and 11).

Reclassifications

Certain amounts in prior years have been reclassified to permit comparison with 2007 classifications.  For the current year comparative financial statements, the Company included in its 2006 selling, general & administrative expenses a $1.3 million gain on replacement of property (see Note 3) and a total gain of $0.6 million from certain rubber chemicals antitrust settlements.  Previously, these amounts were included in other income (expense) for 2006.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Inventories

Inventories at December 31 consisted of the following (in thousands):

	2007	2006

Finished goods	$55,478	$56,374
Work-in-process	10,327	11,813
Raw materials and supplies	12,596	12,284

	$78,401	$80,471

At December 31, 2007, domestic inventories determined by the LIFO inventory method amounted to $45.6 million ($45.5 million at December 31, 2006).  If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $7.6 million and $5.4 million higher at December 31, 2007 and 2006, respectively.  During 2007 and 2006, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers.  The liquidations decreased and increased cost of sales by $7 thousand and $28 thousand for 2007 and 2006, respectively.

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows (in thousands):

	2007	2006

Land and improvements	$5,527	$5,611
Buildings	78,717	76,176
Machinery and equipment	290,491	275,547
Construction-in-progress	2,976	4,788
	377,711	362,122
Less accumulated depreciation	278,558	255,742

	$99,153	$106,380

Depreciation expense amounted to $15.5 million in each of the years 2007 and 2006.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Property, Plant and Equipment (continued)

In August 2006, an explosion caused extensive damage to components of a major production line at Congoleum’s Marcus Hook, Pennsylvania facility.  Congoleum’s insurance carrier paid substantially all excess costs, less a deductible, for the replacement of the damaged equipment and expenses to replace production capacity.  Fabrication and installation of replacement equipment was completed by December 31, 2006.  The cost to replace equipment and excess expenses incurred to meet production requirements totaled $10.1 million, which was reimbursed to Congoleum by the insurer.  Congoleum recognized a $1.3 million gain for the difference between the insurance proceeds for the replacement of the production equipment ($1.5 million) and the net book value of the equipment written off.  The gain was included in selling, general and administrative expenses in the fourth quarter of 2006.

4.  Accrued Expenses

Accrued expenses at December 31 consisted of the following (in thousands):

	2007	2006

Accrued advertising and sales promotions	$20,906	$22,478
Employee compensation and related benefits	7,581	7,084
Environmental liabilities	849	632
Royalties	828	837
Income taxes	477	838
Other	6,394	5,542

	$37,035	$37,411

As a result of Congoleum’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2007 and 2006 (see Note 9).

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements

Long-term debt and notes payable under revolving credit facilities at December 31 were as follows (in thousands):

	2007	2006

Notes payable (current)	$30,309	$31,284

Term loan	$7,500	$9,500
Other notes	1,601	1,895
	9,101	11,395
Less current portion	2,376	2,424

	$6,725	$8,971

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Bank of America, National Association (“BofA”) and BofA acting through its Canada branch (the “Canadian Lender”) pursuant to an amended and restated credit agreement (the “Credit Agreement”).  The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the “Canadian Revolver”) for American Biltrite Inc.’s subsidiary American Biltrite (Canada) Ltd. (“AB Canada”) and (ii) a $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.5 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.  ABI paid BofA a fee of $50 thousand in connection with this

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

amendment.  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  As a result of the amendments, the Company was in compliance with the Credit Agreement as of each quarter end for the years ended December 31, 2007 and 2006.

On September 25, 2006, American Biltrite Inc. entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender.  Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount.  In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million.  In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company’s senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment.  A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which was included in other income (expense) during the third quarter of 2006.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

At December 31, 2007 and 2006, $19.8 million and $18.6 million were outstanding under the Revolver, respectively, and outstanding letters of credit totaled $1.7 million as of both year ends.  Unused borrowing availability under the Revolver at December 31, 2007 and 2006 was $8.5 million and $9.7 million, of which $2.7 million and $2.0 million, respectively, was available to AB Canada.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

The Term Loan principal is payable in 20 quarterly installments of $500 thousand beginning December 31, 2006 and ending on September 30, 2011.  All indebtedness under the Credit Agreement, other than the Term Loan, is due on September 30, 2009.

The Credit Agreement contains certain covenants that the Company must satisfy.  The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock.  The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, and a maximum level of capital spending.  Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after September 30, 2006, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

Pursuant to the Credit Agreement, the Company and certain of its subsidiaries previously granted BofA and the Canadian Lender a security interest in most of the Company's and its subsidiaries' assets.  The security interest granted does not include the shares of capital stock of Congoleum or the assets of Congoleum.  In addition, pursuant to the Credit Agreement, certain of the Company’s subsidiaries have agreed to guarantee the Company's obligations (excluding AB Canada's obligations) under the Credit Agreement.

The terms of the Company’s Credit Agreement include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures.  Retained earnings, which were unrestricted as to such distributions, amounted to $728 thousand at December 31, 2007.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore.  The loans were for 25,000 Belgian francs (US $681 thousand at the foreign currency exchange rate in effect when the loan was entered into) and 2,700 Singapore dollars (US $1.5 million at the foreign currency exchange rate in effect when the loan was obtained).  The loans are payable in equal installments through 2008 and 2018, respectively.  The interest rates on the loans are 5.6% for the Belgian loan and 4.5% for the Singapore loan.  The loans are secured by the property acquired with the proceeds of the applicable loan.

In connection with the acquisition of certain assets and assumption of certain liabilities of a Florida distributor in October 2005, the Company issued a note payable to the seller for $1.0 million.  The note was subsequently reduced by $251 thousand as a result of a purchase price adjustment in April 2006.  At December 31, 2007 and 2006, the outstanding balance on the note was $221 thousand and $474 thousand, respectively.  The note is payable in equal monthly installments of $23 thousand through October 2008, with interest at 6%.

Congoleum Debt

On August 3, 1998, Congoleum issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%.  The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption.  The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  The amount of accrued interest on the Senior Notes that was not paid as of the Bankruptcy filing on December 31, 2003 was approximately $3.6 million.  The accrued interest along with the principal amount of the Senior Notes, net of unamortized original issue discount, was $99.9 million are included in “Liabilities Subject to Compromise” (see Note 5) as of December 31, 2007.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms.  The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on (i) the earlier of June 30, 2008 and (ii) the date the plan of reorganization in Congoleum’s bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

before interest, taxes, depreciation and amortization (“EBITDA”).  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures.  The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility.  Congoleum was in compliance with these covenants at December 31, 2007.  Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2007, based on the level of receivables and inventory, $14.2 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $10.5 million was utilized by the revolving loan.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of financing needed to effectuate the plan and emerge from its Chapter 11 case.  Congoleum cannot presently determine the terms of any such financing it might obtain, nor can there be any assurances of its success obtaining it.

Interest

Interest paid on all outstanding debt amounted to $2.1 million in 2007 and $2.4 million in 2006.  As noted above, in connection with its Chapter 11 bankruptcy proceedings, Congoleum did not pay the interest due on its $100 million 8 5/8% Senior Notes during 2007 and 2006.

Future Payments

Principal payments on the Company’s long-term debt obligations (other than Congoleum debt classified as liability subject to compromise) due in each of the next five years are as follows (in thousands):

2008	$2,376
2009	2,099
2010	2,104
2011	1,607
2012	112
2013 and thereafter	803

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.  Other Liabilities

Other liabilities at December 31 consisted of the following (in thousands):

	2007	2006

Pension benefit obligations (less current portion)	$2,817	$2,970
Environmental remediation and product related liabilities	5,336	5,860
Deferred income taxes	1,337	4,095
Other	2,705	2,516

	$12,195	$15,441

As a result of Congoleum’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2007 and 2006 (see Note 9).

7.  Pension Plans

The Company sponsors several noncontributory defined benefit pension plans covering most of the Company’s employees. Benefits under the plan are based on years of service and employee compensation.  Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations.  The Company also maintains health and life insurance programs for retirees (reflected in the table below under “Other Benefits”).

The tables below summarize the change in the benefit obligation, the change in plan assets, reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans, and the funded status of the plans.  The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$107,527	$101,695	$9,664	$8,988
Service cost	2,275	2,112	213	194
Interest cost	6,168	5,976	566	537
Plan participants contributions	180	181
Actuarial (gain) loss	(2,025)	3,957	(137)	420
Foreign currency exchange rate changes	2,368	51
Benefits paid	(5,832)	(6,445)	(380)	(475)

Benefit obligation at end of year	$110,661	$107,527	$9,926	$9,664

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

	Pension Benefits
	2007	2006
	(In thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$90,371	$79,612
Actual return on plan assets	3,262	9,626
Employer contribution	7,685	7,372
Plan participants contribution	180	181
Foreign currency exchange rate changes	2,572	25
Benefits paid	(5,832)	(6,445)

Fair value of plan assets at end of year	$98,238	$90,371

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of year-end were as follows:

	2007	2006
Discount rate	5.50% - 6.00%	5.20% - 6.00%
Expected long-term return on plan assets	7.00% - 7.50%	7.00% - 7.50%
Rate of compensation increase	4.00% - 5.00%	4.00% - 5.00%

The funded status of the plans and the unrecognized amounts included in accumulated other comprehensive loss as of December 31, 2007 and 2006 were as follows (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Unfunded status	$(12,423)	$(17,156)	$(9,926)	$(9,664)
Unrecognized net actuarial loss		20,270	250	458
Unrecognized transition obligations		(56)	3	13
Unamortized prior service cost		1,057

Net amount recognized	$(12,423)	$4,115	$(9,673)	$(9,193)

The amounts recorded in the consolidated balance sheets as of December 31, 2007 and 2006 were as follows (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Other assets (noncurrent)	$1,165	$1,316
Accrued benefit liability (noncurrent liabilities)	(13,588)	(18,472)	$(9,926)	$(9,664)
Accumulated other comprehensive loss	19,503	19,162	253	471

Net amount recorded	$7,080	$2,006	$(9,673)	$(9,193)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

As a result of the adoption of SFAS 158, the Company recorded an asset of $1.3 million for the overfunded status of its pension plans covering employees of AB Canada.  The accrued benefit liability includes Congoleum’s pension liability of $10.8 million and $15.5 million as of December 31, 2007 and 2006, respectively.  The accrued benefit liability for other benefits is Congoleum’s liability for post-retirement benefits.  Congoleum’s pension and post-retirement benefit liabilities have been included in liabilities subject to compromise as of December 31, 2007 and 2006 (see Note 9).

At December 31, 2007 and 2006, accumulated other comprehensive loss also included the tax effect of minimum pension liabilities recorded ($929 thousand and $639 thousand, respectively) and the effect of including the non-controlling interests’ portion of Congoleum’s minimum pension liability adjustments ($2.0 million and $2.7 million, respectively) during periods when Congoleum has a deficit in retained earnings and stockholders’ equity (see Note 11).

Some of the Company’s pension plans have projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets.  The aggregate benefit obligations and fair value of plans assets for plans that were overfunded and underfunded as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Underfunded plans
PBO	$94,723	$94,162
Fair value of plan assets	81,135	75,690
Funded status	(13,588)	(18,472)
ABO	89,269	88,471
Overfunded plans
PBO	$15,938	$13,365
Fair value of plan assets	17,103	14,681
Funded status	1,165	1,316
ABO	13,620	11,479
All plans
PBO	$110,661	$107,527
Fair value of plan assets	98,238	90,371
Funded status	(12,423)	(17,156)
ABO	102,889	99,950

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

The components of net periodic benefit cost for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Service cost	$2,368	$2,112	$213	$194
Interest cost	6,168	5,976	566	537
Expected return on plan assets	(6,574)	(5,715)
Recognized net actuarial loss	1,235	1,681	71	80
Amortization of prior service cost	167	(111)	10	34
Amortization of transition obligation	(51)	(49)

Net periodic benefit cost	$3,313	$3,894	$860	$845

The net actuarial loss recognized in other comprehensive income for the year ended December 31, 2007 and 2006 were $1.2 million and $0.6 million, respectively.  The prior service credit recognized in other comprehensive income for the years ended December 31, 2007 and 2006 were $132 thousand and $245 thousand, respectively.

For the Company’s pension plans, the estimated net loss, prior service cost and transition asset to be amortized from accumulated other comprehensive loss during 2007 is expected to be $1.3 million, $136 thousand and $10 thousand respectively.  For the Company’s post-retirement benefit plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2007 is expected to be $59 thousand and $3 thousand, respectively.

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

	2007	2006

Discount rate	5.50% - 6.00%	5.20% - 6.00%
Expected long-term return on plan assets	7.00% - 7.50%	7.00% - 7.50%

The weighted-average discount rate used to determine net periodic benefit cost related to the Other Benefits was 6.00% for 2007 and 2006.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Assumed healthcare cost trend rates as of year-end were as follows:

	December 31
	2007	2006

Healthcare cost trend rate assumed for next year	9.5%	9.0%
Ultimate healthcare cost trend rate	5.0%	5.0%
Year that the assumed rate reaches the ultimate rate	2012	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost components	$ 70	$ 62
Effect on post-retirement benefit obligation	734	667

For the Company’s pension plans, the weighted-average asset allocation at December 31, 2007 and 2006, by asset category, were as follows:

	December 31
	2007	2006

Equity securities	62%	62%
Debt securities	37%	35%
Other	1%	3%

Total	100%	100%

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

The Company has an investment strategy for the pension plan that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income.  The primary investment management objective for the plan’s assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects the Plan’s assets from excessive volatility in market value from year to year.  The investment policy takes into consideration the benefit obligations, including timing of distributions.  The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.  The Company's target asset allocation is consistent with the weighted-average allocation at December 31, 2007.

Contributions

Congoleum expects to contribute $3.5 million to its pension plan and $0.6 million to its other postretirement plan in 2008.  American Biltrite expects to contribute $0.1 million to its pension plan in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid.  The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2007.

	Pension Benefits	Other Benefits
	(In thousands)

2008	$6,600	$606
2009	6,805	661
2010	7,024	719
2011	7,166	794
2012	7,430	827
2013 - 2017	39,493	4,765

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Adoption of SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158.  The effects of adopting SFAS 158 on the Company’s balance sheet at December 31, 2006 have been included in the accompanying consolidated financial statements.  SFAS 158 did not have an effect on the Company’s consolidated financial statements in prior years.

SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the project benefit obligations) of its pension and other post-retirement plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax.  The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains (losses) and unrecognized prior service costs (income), all of which were previously netted against the plan’s funded status on the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87.  These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income (loss).  These amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amount recognized in accumulated other comprehensive income (loss) at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table.  The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006 or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
	(in thousands)

Other assets, non-current	$-	$1,316	$1,316
Accrued benefit liability – other liabilities, non-current	(3,169)	199	(2,970)
Accrued benefit liability – liabilities subject to compromise	(21,375)	(3,791)	(25,166)
Deferred taxes	(199)	(440)	(639)
Accumulated other comprehensive loss	16,917	2,716	19,633

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Defined Contribution Plans

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees.  Eligible employees may contribute up to 15% to 20% of compensation (subject to annual Internal Revenue Code limits) with the Company partially matching contributions.  Defined contribution pension expense for the Company was $918 thousand and $974 thousand for the years ended December 31, 2007 and 2006, respectively.

8.   Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2010.  The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options.  Total rent expense charged to operations was $5.2 million in 2007 and $5.1 million in 2006.

Future minimum payments relating to operating leases are as follows (in thousands):

2008	$4,507
2009	4,239
2010	3,119
2011	672
2012	414
Thereafter	249

$13,200

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.   Commitments and Contingencies (continued)

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products.  Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms.  These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts.  At December 31, 2007, the Company’s commitments for minimum royalty and advertising payments were as follows (in thousands):

2008	$1,814
2009	1,775
2010	150
2011	200

$3,939

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

As of December 31, 2007 and 2006, liabilities of Congoleum comprised the majority of the environmental and other liabilities reported on the Company’s consolidated balance sheets as of December 31, 2007 and 2006 as shown in the table below.  As a result of Congoleum’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2007 and 2006.  Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following the discussion of ABI liabilities.  However, because Congoleum is included in ABI’s consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in the accompanying consolidated financial statements.  Congoleum previously filed several amended plans of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its efforts to resolve its asbestos-related liabilities.  See Notes 1 and 9 for a discussion of this subject.

The following table summarizes American Biltrite’s and Congoleum’s recorded assets and liabilities for environmental, asbestos and other contingencies:

	December 31
	2007		2006
	Liability	Receivable	Liability	Receivable
	(In thousands)
American Biltrite
Environmental liabilities
Accrued expenses	$639		$632
Other liabilities, non-current	5,336		5,860
Other assets, non-current	-	$2,203	-	$2,324
	5,975	2,203	6,492	2,324
Asbestos product liability
Asbestos-related liabilities, non-current	12,600	-	10,300	-
Insurance for asbestos-related liabilities	-	11,140	-	9,320
	12,600	11,140	10,300	9,320

Other
Other liabilities, current	211	-
Other liabilities, non-current	1,039	-
	1,250	-	-	-

	$19,825	$13,343	$16,792	$11,644

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

	December 31
	2007		2006
	Liability	Receivable	Liability	Receivable
	(In thousands)
Congoleum
Environmental liabilities
Liabilities subject to compromise, current	$640		$640
Liabilities subject to compromise, non-current	3,802		3,788
Other assets, non-current	-	$2,113	-	$2,150
	4,442	2,113	4,428	2,150
Asbestos product liability
Asbestos-related liabilities, current	31,208	-	13,950	-
Other assets, current	-	10,490	-	21,813
	31,208	10,490	13,950	21,813
Other
Liabilities subject to compromise, current	20	-	50	-
Liabilities subject to compromise, non-current	854	-	886	-
Other assets, non-current	-	130	-	155
	874	130	936	155

	$36,524	$12,733	$19,314	$24,118
Consolidated
Environmental liabilities
Accrued expenses	$639		$632
Liabilities subject to compromise, current	640		640
Liabilities subject to compromise, non-current	3,802		3,788
Other liabilities, non-current	5,336		5,860
Other assets, non-current	-	$4,316	-	$4,474
	10,417	4,316	10,920	4,474
Asbestos product liability
Asbestos-related liabilities, current	31,208	-	13,950	-
Asbestos-related liabilities, non-current	12,600	-	10,300	-
Other assets, current	-	10,490	-	21,813
Insurance for asbestos-related liabilities	-	11,140	-	9,320
	43,808	21,630	24,250	31,133
Other
Liabilities subject to compromise, current	20	-	50	-
Liabilities subject to compromise, non-current	854	-	886	-
Other liabilities, current	211	-
Other liabilities, non-current	1,039	-
Other assets, non-current	-	130	-	155
	2,124	130	936	155

	$56,349	$26,076	$36,106	$35,762

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,360 pending claims involving approximately 1,946 individuals as of December 31, 2007.  These claims relate to products of ABI’s former Tile Division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to asbestos claims during the years ended December 31 was as follows:

	2007	2006

Claims at January 1	1,332	1,703
New claims	523	625
Settlements	(20)	(30)
Dismissals	(475)	(966)

Claims at December 31	1,360	1,332

ABI has primary and multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims were approximately $2.2 million in 2007 and $3.1 in 2006 all of which were paid by ABI's insurance carriers pursuant to a February 1996 coverage-in-place agreement with ABI's applicable primary layer insurance carriers, as were the related defense costs. ABI will seek reimbursement for asbestos claims under its excess layer coverage upon exhaustion of its primary insurance coverage. The amount of indemnity coverage limits remaining at December 31, 2007 under ABI's primary insurance coverage relating to policies underwritten from 1961 to 1985 ("Primary Layer") was approximately $350 thousand to $1.4 million, depending on the interpretation of the terms of the above-referenced coverage-in-place agreement. ABI is negotiating with the three insurance carriers currently providing coverage under the Primary Layer (the "Carrier Group") to determine the amount of coverage remaining under that coverage-in-place agreement.  ABI expects its first layer excess liability insurance will provide coverage for ABI's asbestos claims after the Primary Layer has been exhausted. The same insurance companies comprising the Carrier Group also underwrote ABI’s first layer excess coverage during the period from 1964-1984 (the "Umbrella Coverage"). Coverage limits for the Umbrella Coverage are $105 million to $155 million, with certain policies providing defense costs within the coverage limits and other policies providing defense costs in addition to coverage limits. ABI is negotiating with the Carrier Group to reach agreement (the "Umbrella Agreement") on how the Umbrella Coverage will apply to asbestos bodily injury claims. The Umbrella Agreement is expected to address defense and indemnity obligations, allocation of claims to specific policies, and other matters.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

In addition to the Umbrella Agreement, ABI has additional excess liability insurance policies that should provide further coverage if and when the Umbrella Coverage, taking into account any Umbrella Agreement, is exhausted. Depending on the terms of any Umbrella Agreement, the terms of ABI's excess liability insurance policies and the dates of asbestos exposure alleged in claims, ABI may incur uninsured costs related to asbestos claims once the Primary Layer has been exhausted. ABI does not expect these costs to have a material adverse impact on its financial condition or results of operations, although there can be no assurances in that regard.  If ABI were unable to obtain coverage for asbestos claims from the Umbrella Coverage, that would have a material adverse impact on ABI’s financial position, results of operations, and liquidity.

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process.  Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable.  The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.  The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend against or strategically seek settlement for those claims on a case-by-case basis in the normal course of business.  Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  Changes in factors could have a material impact on the Company’s liability.  For example, it is estimated that a 1% increase in the Company’s acceptance rate of claims would result in a 26% increase in liability assuming all other variables remained constant.

The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  Projecting future asbestos claim costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs.  Due to the numerous variables and uncertainties, including the effect of Congoleum’s Chapter 11 case and any proposed plan of reorganization on the Company’s liabilities, the Company does not believe

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

that reasonable estimates can be developed of liabilities for claims beyond a six year horizon.  The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2013 was $12.6 million to $41.4 million as of December 31, 2007.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $12.6 million in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $11.1 million at December 31, 2007, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known by ABI and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement costs, or that it will receive the insurance recoveries which it has accrued.  The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company’s existing reserves.  The Company’s strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis.  The Company believes it has substantial insurance coverage to mitigate future costs related to this matter.

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to six sites located in five separate states (the “CERCLA Sites”).  At one of the six sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP.  At the Southington Site, the currently estimated aggregate future cost of remediation and monitoring, Environmental Protection Agency (the "EPA") reimbursable costs and potential natural resources damages are approximately $59 million, all subject to a final allocation among the PRPs.  ABI's and Ideal's

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

aggregate share of the future remediation costs, EPA’s past costs and natural resource damages claim is currently estimated to be between $610 thousand and $760 thousand.  Under an agreement, Ideal will share a percentage of this cost with the former owner of Ideal's assets.  Under an agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site.

At another site, ABI, together with a number of other PRPs, signed a consent decree and site remediation agreement (the "Agreements"), which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site").  The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $2.3 million to $4.3 million.  Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated future remediation costs range from approximately $59 thousand to about $143 thousand.  These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI.  A substantial share of ABI’s future remediation costs with respect to the ILCO site will be payable over the next one to five years.

ABI is involved in two EPA sites in Georgia.  At one of the EPA sites, ABI has been named along with seven other PRPs with respect to a site in Atlanta, Georgia involving three neighborhoods (“Atlanta Site”) where properties within the boundaries of the Atlanta Site contains lead in the surface soil in concentrations that exceed the EPA’s residential lead screening level.  The EPA has requested that ABI sign an Administrative Order on Consent (“AOC”).  ABI has reviewed the EPA notification letter and the AOC and is assessing its responsibility with respect to the Atlanta Site and whether it is in ABI’s interest to sign the consent order.  The former owners have signed an AOC and will remediate the Atlanta site and seek contribution from the other PRPs.  At the other site which is in Fulton County (together with the Atlanta Site, the “Georgia Sites”), a former smelting and refinery site, ABI has not entered into any negotiations with other PRP's or the site owner.  ABI believes, based upon current information available, that its liability at either site will not be material.  Under an agreement between ABI and TBC, TBC is liable for 37.5% of the remediation costs, incurred by ABI at these Georgia Sites.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site.  Olin has estimated that the total response costs for 2008 will be approximately $2.9 million.  ABI has estimated total costs, including for 2008, to be in the range of $17.6 million to $49.7 million.  As of December 31, 2007, ABI has estimated its potential liability for Olin to be in the range of $3.9 million to $11.8 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs and before any recoveries from insurance and TBC.  Costs are expected to be paid over the next ten years.  In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection (“Maine DEP”) has put Miller Industries, Inc, (“Miller”) the present owner of a former sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances.  In September of 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant were liable for costs to clean up a dumpsite (“Parcel A”) and a second parcel of land (“Parcel B”), which is alleged to contain polychlorinated biphenyls (“PCB’s”) in the soil.  The lawsuit, captioned Miller Industries, Inc. v American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine.  Miller was seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the “Maine Sites”).  The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted.  In January 2006, ABI was notified by the Maine DEP that it is a PRP as to both Parcel A and Parcel B.  Subsequently, Parcel B was named an EPA site.

Prior to the commencement of the lawsuit by Miller, ABI had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs.  ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $1.3 million and $2.2 million.  ABI has been advised by Miller that the clean-up for Parcel B is basically completed under budget.  ABI has been

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

assessing the potential availability of insurance coverage for such costs.  ABI is not at this time able to determine what its potential liability will be with regard to the Maine Sites since ABI has neither accepted nor negotiated its allocable share of the costs with Miller.  Under an agreement between ABI and TBC, TBC is liable for 37.5% of costs incurred by ABI for the Maine Sites.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA Sites and the state supervised sites in Maine as well as the Olin Site with respect to the previous supervision of that site by the Massachusetts Department of Environmental Protection.  An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site.  ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company’s agreement with TBC.  Included in this insurance reimbursement is a payment of $4.6 million by one carrier in December 2005.  Another carrier has agreed to reimburse the Company for 2.5% of the Company’s liabilities regarding the future environmental expenses related to the Olin Site, $100 thousand of which was reimbursed through December 31, 2007 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the Company’s agreement with TBC.  ABI and one of its insurance carriers continue to discuss ABI’s remaining demands for insurance coverage for these sites.

ABI was notified of potential claims against it on behalf of approximately seventeen (17) families living (or formerly resident) in the Town of Wilmington, Massachusetts (the “Town”).  The potential claimants either contracted cancer or are family members of a person who contracted cancer and allege a connection between such cancer and the Town water supply to which the claimants were exposed.  The potential claimants further allege that the Olin Site is a source of the contamination of the Town's water supply.  In order to avoid significant litigation expenses, the Company settled all of the claims in 2007 for $2 million plus interest to be paid over 7 years.   Under an agreement between ABI and TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with these claims.  The Company determined that it does not have insurance coverage for these claims.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the business, results of operations and financial position of the Company.

In accordance with SFAS No. 5, Accounting for Contingencies, as of December 31, 2007 and 2006, ABI recorded a reserve of $6.0 million and $6.5 million, respectively, which represent probable and reasonably estimable amounts to cover the anticipated remediation costs described above based on facts and circumstances known to the Company.  The Company has also recorded a receivable of $2.2 million and $2.3 million as of December 31, 2007 and 2006, respectively, for ABI's estimable and probable recoveries for the contingencies described above.  These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change.  As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods.  The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code for purposes of resolving its asbestos-related liabilities (see Note 9).

Congoleum records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at December 31, 2007 and $4.4 million at December 31, 2006, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at December 31, 2007 and $2.2 million at December 31, 2006, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state laws.  In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information.  The pending proceedings relate to eight disposal sites in New Jersey, Pennsylvania, and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites.  Congoleum’s ultimate liability and funding obligations in connection with those sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance.  However, under CERCLA and certain other laws, Congoleum, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy/Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The Environmental Protection Agency (“EPA”) has selected a remedy for the soil and shallow groundwater (“Operable Unit 1” or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which Congoleum is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $300 thousand in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

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

Congoleum also accrues remediation costs for certain of Congoleum’s owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total cleanup costs of $1.3 million, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $300 thousand is included in current liabilities subject to compromise and $1.0 million is included in non-current liabilities subject to compromise.

Congoleum anticipates that these matters will be resolved over a period of years and that after application of expected insurance recoveries, funding the costs will not have a material adverse impact on Congoleum’s financial position.  However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on the financial position of Congoleum.

Other

In the ordinary course of its business, ABI and Congoleum become involved in lawsuits, administrative proceedings, product liability and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.    In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and a confirmation hearing is scheduled for June 26, 2008.  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Under the terms of the Joint Plan, a trust will be created that will assume the liability for Congoleum’s current and future asbestos claims (the “Plan Trust”).  That trust will receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and will be assigned Congoleum’s rights under its remaining policies covering asbestos product liability.  The trust will also receive 50.1% of the newly issued common stock of reorganized Congoleum when the plan takes effect (the “Trust Shares”), which Trust Shares will be subject to the Put/Call Agreement described below.

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 will receive on a pro rata basis $80 million in new 9.75% senior secured notes that mature five years from issuance.  The new senior secured notes will be subordinated to the working capital facility that provides Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 will receive 49.9% of the newly issued common stock of reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% senior notes due in August 2008, including accrued interest (which amounted to $44.6 million at December 31, 2007) will be satisfied by the new senior secured notes and the common stock issued when the Joint Plan takes effect.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Under the terms of the Joint Plan, existing Class A and Class B common shares of Congoleum will be cancelled when the plan takes effect and holders of those shares, including ABI, will not receive anything on account of their cancelled shares.

In connection with the Joint Plan, Congoleum and certain parties have entered into an agreement (the “Put/Call Agreement”).  Pursuant to the Put/Call Agreement, for the first 60 days after the date the Joint Plan is effective (the “Effective Date”), the Plan Trust may, at its sole option, elect to cause participating holders of Senior Notes (the “Backstop Participants”) to purchase all, but not less than all, of the Trust Shares for an aggregate purchase price equal to $5.25 million. Similarly, for the first 90 days after the Effective Date, the Backstop Participants will have the right to cause the Plan Trust to sell all, but not less than all, of the Trust Shares to the Backstop Participants for an aggregate purchase price equal to $7.5 million.

The Joint Plan also includes certain terms that would govern an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum which would be effective when the Joint Plan takes effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Joint Plan provides that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum will be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the future claimants' representative, the official committee of bondholders, the official asbestos claimants' committee and American Biltrite. Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

There can be no assurance that the Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Joint Plan will not be modified further, that the conditions to the Joint Plan or any other plan will be satisfied or waived, that the Joint Plan or any other plan will timely receive necessary court approvals from the Bankruptcy Court and the District Court, that the Joint Plan or any other plan will be confirmed, that the Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for continued litigation over any plan of reorganization and the state court insurance coverage litigation.  Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Joint Plan.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on a previous plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in a previous plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of the Joint Plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During 2007, Congoleum paid $13.1 million (net of recoveries) in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Given the terms of the proposed Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Given the terms of the proposed Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan if it is confirmed and effective and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the holders of the Senior Note will not receive any post-petition interest.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Liabilities Subject to Compromise

Pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  In addition, Congoleum’s accrued interest expense on its Senior Notes is also recorded in liabilities subject to compromise. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

Liabilities subject to compromise at December 31 were as follows (in thousands):

	2007	2006
Current
Pre-petition other payables and accrued interest	$4,997	$34,602
Non-current
Debt (at face value)	100,000	100,000
Pension liability	10,772	15,502
Other post-retirement benefit obligation	9,337	9,249
Pre-petition other liabilities	13,115	11,782
	133,224	136,533
Elimination—Payable to American Biltrite	(126)	(135)
	133,098	136,398

Total liabilities subject to compromise	$138,095	$171,000

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

10.  Income Taxes

The Company is subject to income taxes in the United States and certain foreign jurisdictions.  For tax return purposes, ABI and Congoleum are not part of a consolidated group and, consequently, file separate federal and state tax returns.  Judgment is required in determining the consolidated provision for income taxes and recording the related assets and liabilities.  In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain.  Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.  The Company’s adoption of FIN 48 and the reserves provided for uncertain tax positions are not material to the Company’s consolidated financial statement as of and for the year ended December 31, 2007.  The Company records tax penalties and interest as a component of income tax expense.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Accruals and reserves	$4,664	$4,349
Environmental reserves	15,681	10,345
Postretirement benefit obligations	5,368	5,043
Net operating losses and credit carryforwards	22,890	20,272
Total deferred tax assets	48,603	40,009
Less valuation allowance	(8,581)	(9,258)
Net deferred tax assets	40,022	30,750

Deferred tax liabilities:
Depreciation and amortization	12,263	15,425
Insurance receivable	6,780	11,037
Inventory	663	1,779
Accrued interest	15,296	-
Postretirement benefit obligations	4,922	3,781
Other	799	1,005
Total deferred tax liabilities	40,723	33,027

Net deferred tax liability	$(701)	$(2,277)

As of December 31, 2007 and 2006, ABI had deferred tax assets for state net operating loss (“NOL”) and foreign credit carryforwards of $944 thousand and $571 thousand, respectively.  The NOL’s and credit carryforwards will begin to expire in 2008.  The Company provided a full valuation allowance against these deferred assets as of December 31, 2007 and 2006 due to uncertainty in generating future taxable income to utilize the NOL’s and credit carryforwards.

As of December 31, 2006, the Company merged Janus with and into American Biltrite (Canada) Ltd.  As a result of the merger, Janus’ prior years’ NOL’s may be utilized to reduce AB Canada’s taxable income in future periods.  As of December 31, 2007 and 2006, AB Canada had NOL’s in the amounts of $12.5 million ($12.4 million Canadian dollars) and $12.1 million ($14.1 million Canadian dollars), respectively, and the division had recorded a deferred tax asset of approximately $3.7 million as of December 31, 2007 and 2006.  However, due to the uncertainty of AB Canada’s ability to generate sufficient future taxable income to utilize the Janus NOL’s, the Company recorded a full valuation allowance against the deferred asset as of December 31, 2007 and 2006.  A significant portion of the NOL carry forwards expire in 2010.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

At December 31, 2007 and 2006, Congoleum had available federal NOL’s of approximately $31.9 million and $31.2 million, respectively.  These carry forwards were generated from Congoleum’s losses and may be utilized to offset Congoleum’s future taxable income.  The federal loss carry forwards will begin to expire in 2023.  At December 31, 2007 and 2006, Congoleum had available state net operating loss carry forwards of approximately $41.2 million and $44.8 million, respectively.  The state loss carry forwards will begin to expire in 2008.  Congoleum also had available federal tax credit carry forwards of $2.1 million as of December 31, 2007 and 2006 and state tax credit carry forwards of $1.6 million and $1.5 million as of December 31, 2007 and 2006, respectively.  The federal and state tax credit carry forwards will begin to expire in 2018 and 2008, respectively.  Congoleum has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized, and at December 31, 2007 and 2006, Congoleum had recorded $3.9 million and $5.0 million for a valuation allowance against its deferred tax assets.

Significant components of the provision for (benefit from) income taxes for the years ended December 31 were as follows (in thousands):

	2007	2006
Current:
Federal	$1,542	$24
Foreign	298	618
State	361	87
Total current	2,201	729

Deferred:
Federal	829	(1,507)
Foreign	(201)	(309)
State	(453)	70
Valuation allowance	(1,696)	408
Total deferred	(1,521)	(1,338)
	$680	$(609)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

The reconciliation of income tax (benefit) provision computed at the U.S. federal statutory tax rate to the effective rate of the Company’s tax (benefit) provision for the years ended December 31 was as follows:

	2007	2006

U.S. statutory rate	(34.0)%	34.0%
State income taxes, net of federal benefits and valuation allowance	(5.3)	33.1
Foreign tax rate difference	19.6	39.5
Non-deductible items	220.6	104.2
Valuation allowance	(133.8)	(14.8)
Research and development credits	-	(33.8)
Prior year estimates	(16.0)	276.1
Change in tax liability reserves	(7.5)	(844.4)
Other	10.0	(22.8)

Effective tax rate	53.6%	(428.9)%

Excluding Congoleum, ABI’s effective tax rate was (45.1)% and 83.0% for 2007 and 2006, respectively.  ABI’s effective tax rate results from the effect of combining various segments with differing statutory rates applied to pretax losses in certain locations and pretax income in other locations.  ABI’s U.S. operations and foreign branches incurred a pretax loss of $1.2 million for 2007 and $0.4 million in 2006.  The tax benefits recorded for the losses were $358 thousand (30.1%) and $74 thousand (16.9)% for 2007 and 2006, respectively.  The Company’s Canadian operation had a pretax loss of $1.1 million for 2007 and pretax income of $0.7 million for 2006.  A tax benefit of $675 thousand (61.4%) and a tax provision of $309 thousand (41.5%) were recorded by the Canadian operations for 2007 and 2006, respectively.  During 2007, the Canadian operations recognized a tax benefit as a result of a change in valuation allowance against NOL carryforwards from Janus.  ABI’s combined pretax loss of $2.3 million and net tax benefit of $1.0 million for 2007 resulted in an effective tax rate of (45.1)%.  The combined pretax income and net tax provision of $283 thousand and $235 thousand, respectively, resulted in an effective rate of 83.0% for 2006.

Congoleum’s effective tax rate was 167.6% and (511.5)% for 2007 and 2006, respectively.  For 2007, Congoleum’s tax provision included a provision of $2.7 million for non-deductible expenses, of which $1.7 million was for bankruptcy related expenses recognized during the fourth quarter of 2007 (see Note 9).  During the fourth quarter, Congoleum also recorded a tax benefit of $1.2 million in connection with a reduction in its valuation allowance against its deferred tax assets for NOL carryforwards.  For 2006, Congoleum recorded a tax benefit of $0.8 million on a loss before income taxes of $0.2 million.  The benefit arose from Congoleum entering into a closing agreement with the Internal Revenue Service in October 2006, with respect to tax returns for years 2000 to 2003, resulting in the reversal of previously established tax reserves for the years under audit.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

The components of (loss) income before the provision for or benefit from income taxes and other items for the years ended December 31 were as follows (in thousands):

	2007	2006

Domestic	$(1,526)	$(932)
Foreign	258	1,074

	$(1,268)	$142

Through December 31, 2007, the Company has not provided U.S. income taxes on approximately $20.8 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S.  The Company’s current intention is to indefinitely reinvest accumulated earnings of its foreign subsidiaries.  The Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to availability of U.S. foreign tax credits generated from such remittance.

ABI and Congoleum’s federal income tax returns are open and subject to examination from the 2004 tax return years and forward.  ABI and Congoleum’s various state income tax returns are generally open from the 2002 tax return year and forward based on individual state statute of limitations.  As of December 31, 2007, American Biltrite Inc. and Congoleum were not under examination by the IRS or any state taxing authority.  Congoleum’s tax return NOL carryforwards and credits are significant.  The tax years in which losses arose may be subject to audit when such NOL and tax credit carryforwards are utilized to offset taxable income and tax liability in future periods.  AB Canada’s federal and provincial tax returns are open and subject to examination from 2002 and forward.  As of December 31, 2007, the Company’s Canadian division was not under examination by Canada’s federal or provincial taxing authorities.

During 2007 and 2006, the Company made net payments for income taxes of $820 thousand and $732 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in minimum pension liabilities in other comprehensive income.  During 2006, the Company recognized the effects of adopting SFAS 158 in accumulated other comprehensive loss.  Components of other comprehensive income (loss) and the effects of adopting SFAS 158 for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Foreign currency translation adjustments	$3,927	$41
Change in additional minimum pension liability under SFAS 87	-	1,296
Cumulative adjustment for adoption of SFAS 158	-	(2,276)
Defined benefits plan adjustment	(222)	-
Tax effect of defined benefit plan adjustments	99	(440)
Net change in accumulated other comprehensive loss	$3,804	$(1,379)

During 2006, in accordance with SFAS 158, the Company determined the change in additional minimum pension liability under SFAS 87, prior to the adoption of SFAS 158.  The change of $1.3 million is included as a component of other comprehensive income for the year ended December 31, 2006.  Upon adoption of SFAS 158, the Company recognized a cumulative adjustment of $2.3 million, before taxes, in accumulated other comprehensive loss, reflecting the funded status of the ABI and Congoleum pension and postretirement plans as of December 31, 2006.  The net adjustment increased accumulated other comprehensive loss and decreased total equity.  The Company also recorded a net deferred tax liability of $440 thousand arising from the cumulative adjustment of ABI’s pension plans, some of which were overfunded as of    December 31, 2006.  Congoleum’s benefit plans were underfunded as of December 31, 2006, resulting in a cumulative adjustment to accumulated other comprehensive loss of $3.8 million, with no tax effect due to a full valuation allowance recorded against its net deferred tax assets.

During 2007, the Company recorded significant unrealized gains as a result of the change in the exchange rate used to convert Canadian dollars to U.S. dollars.  The exchange rate used to translate the Canadian division’s balance sheet as of December 31, 2007 was approximately 18% higher than the exchange rate used as of December 31, 2006.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Other Comprehensive Income (continued)

As of December 31, 2007 and 2006, the components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	2007	2006

Foreign currency translation adjustments	$4,269	$342
Minimum pension liability	(19,756)	(19,633)

	$(15,487)	$(19,291)

12.  Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	2007	2006
Numerator:
Net (loss) income	$(2,005)	$685
Denominator:
Basic income per share: Weighted-average shares	3,442	3,442
Dilutive employee stock options	-	15
Diluted income per share: Adjusted weighted-average shares and assumed conversions	3,442	3,457

Basic (loss) income per share	$(0.58)	$0.20

Diluted (loss) income per share	$(0.58)	$0.20

13.  Stock Option Plans

ABI Stock Plans

During 1999, ABI adopted a stock option plan, which permits the issuance of options to purchase up to 50,000 shares of ABI common stock to non-employee directors.  Under the terms of the plan, options granted are nonqualified and are issued at a price equal to 100% of fair market value at the date of grant (as determined under the plan).  Options granted under the plan are exercisable six months after the date of grant.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights (“SARs”), limited SARs, restricted stock, restricted stock units and other stock-based awards of ABI to selected employees and independent contractors of the Company.  The amended plan reserved 550,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (the "Committee") charged with administering the plan.

Under the terms of the stock award and incentive plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share on the date of grant (as determined under the plan), as determined by the Committee.  SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the exercise price shall be equal to the exercise price of the underlying option.  In addition, the Committee may grant restricted stock to participants of the plan.  No SARs or restricted stock have been granted under the plan since its adoption.  Other than the restrictions that limit the sale and transfer of restricted stock granted under the plan, recipients of restricted stock granted under the plan generally are entitled to all the rights of a shareholder.

The following tables summarize information about ABI’s stock options:

	2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	486,000	$15.40	483,000	$15.42
Granted	4,000	8.77	4,000	10.97
Exercised	-	-	-	-
Forfeited	(188,000)	23.44	(1,000)	9.65

Outstanding at end of year	302,000	10.31	486,000	15.40

Options exercisable at end of year	298,000	$10.33	482,000	$15.44
Available for grant at end of year	281,020		97,020

Range of Exercise Price	Outstanding at December 31, 2007	Weighted- Average Exercise Price	Exercisable at December 31, 2007	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

$ 7.10 -$14.00	275,000	$ 9.74	271,000	$ 9.76	6.40
$14.01 -$17.25	21,000	$14.82	21,000	$14.82	2.07
$17.26 -$23.625	6,000	$20.50	6,000	$20.50	1.50

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

On each July 1st of each year, ABI grants options to each of its non-employee directors under the plan adopted in 1999.  On July 1, 2007 and 2006, 4,000 options were granted.  The weighted-average grant date fair value of the options was $4.11 and $5.16, respectively.  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2007 and 2006, respectively: risk-free interest rate of 4.52% and 4.53%, expected dividend yield of zero percent for each of the two years, volatility factor of the expected market price of the Company’s common stock of 33.9% and 34.7%, and a weighted-average expected life of the options of seven and one-half years.  The options vested on January 1st of the following year, and during 2007 and 2006, ABI recognized expense of $16 thousand and $21 thousand, respectively.

Congoleum Stock Option Plans

Congoleum maintains a Stock Option Plan and a Directors’ Stock Option Plan.  Under these plans, options to purchase up to 850,000 shares of Congoleum’s Class A common stock may be issued to directors, officers and key employees.  These options may be either incentive stock options or nonqualified stock options, and the options’ exercise price must be at least equal to the fair value of Congoleum’s Class A common stock on the date of grant (as determined under the plan).

The following table summarizes information about Congoleum’s stock options:

	2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	662,000	$2.04	692,000	$2.04
Granted	2,500	0.95	2,500	2.11
Canceled	-		-
Exercised	-		(600)	0.36
Forfeited	(2,500)	2.05	(31,900)	2.08

Outstanding at end of year	662,000	2.04	662,000	2.04

Weighted-average remaining contractual life of options outstanding (years)	4.64		5.73
Options exercisable at end of year	637,300	2.04	509,700	2.04
Available for grant at end of year	173,800		173,800

The total fair value of Congoleum options that vested during 2007 and 2006 was $225 thousand and $223 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

Stock option information related to nonvested shares for the Congoleum Stock Option Plans for the year ended December 31, 2007 was as follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at December 31, 2006	151,300	$1.55
Granted	2,500	0.75
Vested	(128,800)	1.78
Forfeited	(300)	1.65

Nonvested at December 31, 2007	24,700	0.29

The intrinsic value of stock options exercised during 2007 and 2006 and stock options outstanding (whether or not then exercisable) and stock options outstanding and exercisable at December 31, 2007 and 2006 under the ABI Stock Plans and the Congoleum Stock Option Plans were insignificant as a result of each companies’ stock price during each of the two years ended December 31, 2007.

Upon exercise of stock options, ABI and Congoleum issue shares which are issuable upon such exercise from their respective treasury stock.

14.  Industry Segments

Description of Products and Services

The Company has four reportable segments: flooring products, tape division, jewelry, and a Canadian division that produces flooring and rubber products.  The flooring segment consists of Congoleum, which manufactures vinyl and vinyl composition floor coverings and sells them primarily through floor covering distributors, to retailers and contractors for commercial and residential use.  The tape division consists of two production facilities in the United States, and finishing and sales facilities in Belgium, Italy and Singapore.  The tape division manufactures paper, film, HVAC, electrical, shoe, and other tape products for use in industrial and automotive markets.  The jewelry segment consists of K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores.  The Company’s Canadian division produces flooring, rubber products, including materials used by footwear manufacturers, and other industrial products.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

Factors Used to Identify Reportable Segments

Reportable segments are business units that offer different products and are each managed separately.  The Company’s Canadian division manufactures certain products which are similar to products of the flooring segment; however, the Canadian division is managed and reports separately from the flooring segment.

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

Segment Profit and Assets

	Years ended December 31
	2007	2006
	(In thousands)
Revenues
Revenues from external customers:
Flooring products	$204,262	$219,474
Tape products	97,895	102,971
Jewelry	63,114	59,741
Canadian division	55,454	53,351
Total revenues from external customers	420,725	435,537
Intersegment revenues:
Flooring products	-	-
Tape products	-	13
Jewelry	-	-
Canadian division	4,629	5,311
Total intersegment revenues	4,629	5,324
Total revenues	425,354	440,861
Reconciling items
Intersegment revenues	(4,629)	(5,324)
Total consolidated revenues	$420,725	$435,537

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

Approximately 51% and 50% of the Canadian division’s revenues from external customers were for flooring products for 2007 and 2006, respectively.  The remaining revenues from the Canadian division’s external customers were from sale of rubber and other industrial products.

For 2007 and 2006 one customer of the flooring division accounted for 20% of the Company’s consolidated revenues.  Another customer of the flooring division accounted for 12% and 14% of the Company’s consolidated revenues for 2007 and 2006, respectively.

	Years ended December 31
	2007	2006
	(In thousands)
Interest income
Flooring products	$1,224	$515
Tape products	-	-
Jewelry	-	-
Canadian division	-	165
Total segment interest revenue	1,224	680
Corporate interest revenue	114	189
Total consolidated interest income	$1,338	$869

Interest expense
Flooring products	$1,027	$775
Tape products	52	41
Jewelry	1,125	940
Canadian division	427	726
Total segment interest expense	2,631	2,482
Corporate interest expense	807	971
Total consolidated interest expense	$3,438	$3,453

Depreciation and amortization expense
Flooring products	$10,690	$10,478
Tape products	2,295	2,703
Jewelry	998	1,079
Canadian division	2,196	1,978
Total segment depreciation and amortization	16,179	16,238
Corporate depreciation	6	7
Total consolidated depreciation and amortization	$16,185	$16,245

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

	Years ended December 31
	2007	2006
	(In thousands)
Segment profit (loss)
Flooring products	$1,022	$(165)
Tape products	(1,135)	536
Jewelry	1,508	916
Canadian division	(1,099)	744
Total segment profit (loss)	296	2,031
Reconciling items
Corporate (expenses) income	(1,582)	(1,913)
Intercompany profit	18	24
Total consolidated earnings (loss) from continuing operations before income taxes and other items	$(1,268)	$142

Segment profit or loss is before income tax expense or benefit.  During 2007, the flooring products segment recorded a charge of $41.3 million for asbestos-related reorganization costs.  In addition, the segment recognized a gain of $29.6 million for the reversal of bond interest previously accrued (see Note 9).  During 2006, the flooring products segment recognized a gain of $1.3 million in connection with the replacement of an oven used in production (see Note 3).

	December 31
	2007	2006
	(In thousands)
Segment assets
Flooring products	$172,705	$184,202
Tape products	52,287	52,848
Jewelry	38,046	38,913
Canadian division	37,907	36,396
Total segment assets	300,945	312,359
Reconciling items
Corporate assets	31,523	32,008
Intersegment accounts receivable	(10,417)	(12,416)
Intersegment profit in inventory	(126)	(144)
Intersegment other asset	(126)	(135)
Total consolidated assets	$321,799	$331,672

The Jewelry segment assets include goodwill of $11.5 million at December 31, 2007 and 2006.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

	Years ended December 31
	2007	2006
	(In thousands)
Additions to long-lived assets
Flooring products	$4,541	$4,642
Tape products	527	496
Jewelry	406	442
Canadian division	745	837
Corporate	-	-
Total additions to long-lived assets	$6,219	$6,417

Geographic Area Information

	December 31
	2007	2006
	(In thousands)
Long-lived assets by area
United States	$127,767	$129,718
Canada	13,688	16,746
Europe	909	885
Asia	2,041	2,001
Total long-lived assets	$144,405	$149,350

	Years ended December 31
	2007	2006
	(In thousands)
Revenues from external customers
United States	$332,021	$349,547
Canada	43,920	43,766
Mexico	2,204	5,574
Europe	23,526	20,652
Asia	16,858	13,769
Other	2,196	2,229
Total revenues from external customers	$420,725	$435,537

Revenues are attributed to regions based on the location of customers.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.  Acquisition

On October 31, 2005, the Company acquired certain assets and assumed certain liabilities of JayRam, Inc., comprising of JayRam Inc.’s Jay Jewelry division, a Florida distributor of costume jewelry with a market focus on theme parks, tourist attractions and surf and beach shops.  The purchase price consisted of $2.4 million, comprised of a cash payment of $1.4 million on the closing date and a note payable to the seller for $1.0 million, plus additional payments to the seller based on 25% of the acquired business’s future earnings before interest, taxes, depreciation and amortization (“Jay Jewelry EBITDA”) for a period of three years.  During 2007, the Company made an additional payment of $15 thousand based on the 2006 Jay Jewelry EBITDA and recorded additional goodwill in that amount.  The 2007 Jay Jewelry EBITDA will not result in additional payment or goodwill.

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

The values assigned to the amortizable intangible assets acquired and the amortization periods are as follows:

	Value Assigned	Amortization Period
	(In thousands)
Non-competition and non-solicitation agreement	$616	2 years
Customer list	640	7 years
Trade name	119	15 years
	$1,375

Accumulated amortization as of December 31, 2007 and 2006 was $660 thousand and $356 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.  Acquisition (continued)

Amortization expense for the years ended December 31, 2007 and 2006 was $304 thousand and $305 thousand, respectively.  Amortization expense in each of the next five years is as follows (in thousands):

2008	$270
2009	99
2010	99
2011	99
2012	84

16.  Discontinued Operation

During the second quarter of 2003, the Company reassessed operations at its Toronto, Canada subsidiary, Janus Flooring Corporation (“Janus”), a manufacturer of prefinished hardwood flooring, and decided to exit and dispose of this business before the end of 2003 due to its history of operating losses.  In connection with this decision to exit and dispose of Janus, the Company recorded a charge of $8.5 million in the second quarter of 2003.  Results of Janus, including this charge, have been reported as a discontinued operation.

As of December 31, 2005, the remaining liabilities of Janus were insignificant, and the primary remaining asset consisted of a building and land held for sale.  In April 2006, the Company completed the sale of the building and land owned by Janus.  The building and land were sold for $5.0 million Canadian dollars (“C$”).  The Company received C$1.0 million in cash and a C$4.0 million note.  Commissions and other expenses incurred in connection with the sale totaled approximately C$200 thousand, resulting in net cash proceeds of C$800 thousand.  Payment of the note is due within 60 days of receipt of an environmental certification on the land sold, which the Company received on March 20, 2008.  As of December 31, 2007 and 2006, the Company had recorded a deferred gain of approximately C$1.1 million.  The Company expects to recognize the gain upon receipt of payment on the C$4.0 million note.

As a result of the sale of the building and land and the recording of the note receivable related to the sale, the discontinued operation was effectively dissolved during 2006.  At December 31, 2007 and 2006, the note receivable and deferred gain were included in the assets and liabilities of continuing operations.  Due to the expected payment on the note and the recognition of the gain in 2008, the note receivable and deferred gain were recorded in Prepaid and other current assets and accrued expenses, respectively, at December 31, 2007.

As of December 31, 2006, the Company merged Janus with and into American Biltrite (Canada) Ltd., primarily for the purposes of utilizing Janus’ prior years’ net operating losses against future taxable income (see Note 10).

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17.  Fair Value of Financial Instruments

The Company’s consolidated cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and long-term debt are financial instruments.  Congoleum’s $100 million 8 5/8% Senior Notes due 2008 had a book value of $99.9 million and a fair market value of $72.0 million at December 31, 2007.  The corresponding amounts at December 31, 2006 were a book value of $99.9 million and a fair market value of $91.0 million.  The carrying value of the Company's remaining financial instruments approximates their fair value at December 31, 2007.

The fair value of the Company’s publicly traded long-term debt is determined based on quoted market values.  The fair value of the Company’s other financial instruments is determined based on discounted cash flows.  Due to the short period over which the cash flows are expected to be realized, the carrying value of the financial instruments approximates the net present value of cash flows and changes in interest rate assumptions would not have a material effect on the calculation.

On September 29, 2006, American Biltrite Inc. entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest.  The swap agreement for the Term Loan (the “Term Loan Swap”) has a five-year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan.  The swap agreement for the $6.0 million loan outstanding under the Revolver (the “Revolver Swap”) has a three-year term with quarterly settlement dates beginning December 31, 2006.  The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap.  The Term Loan Swap and the Revolver Swap are carried at fair value.  For the years ended December 31, 2007 and 2006, the Company recorded a loss of $271 thousand and $56 thousand, respectively, for the change in the fair value of the swap agreements.  Changes in the fair value of the swap agreements are recorded in other income (expense).

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18.  Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2007
Net sales	$100,031	$115,558	$107,403	$97,733
Gross profit	25,836	29,500	28,163	24,412
(Loss) income from continuing operations	(741)	1,131	675	(3,070)
Discontinued operation	-	-	-	-
Net (loss) income	(741)	1,131	675	(3,070)

Net (loss) income per share, basic:
(Loss) income from continuing operations	(0.22)	0.33	0.20	(0.89)
Discontinued operation	-	-	-	-
Net (loss) income	(0.22)	0.33	0.20	(0.89)
Net (loss) income per share, diluted:
(Loss) income from continuing operations	(0.22)	0.33	0.20	(0.89)
Discontinued operation	-	-	-	-
Net (loss) income	(0.22)	0.33	0.20	(0.89)

2006
Net sales	$111,721	$117,465	$108,474	$97,877
Gross profit	28,357	29,186	26,899	23,510
Income (loss) from continuing operations	548	980	(858)	34
Discontinued operation	(62)	36	6	1
Net income (loss)	486	1,016	(852)	35

Net income (loss) per share, basic:
Income (loss) from continuing operations	0.16	0.28	(0.25)	0.01
Discontinued operation	(0.02)	0.01	-	-
Net income (loss)	0.14	0.29	(0.25)	0.01
Net income (loss) per share, diluted:
Income (loss) from continuing operations	0.16	0.28	(0.25)	0.01
Discontinued operation	(0.02)	0.01	-	-
Net income (loss)	0.14	0.29	(0.25)	0.01

During the fourth quarter of 2007, Congoleum recorded adjustments to reverse bond interest previously accrued ($29.6 million), to write off legal fee recoveries ($14.9 million) and to increase its reserves for estimated bankruptcy related expenses ($26.4 million).  These adjustments resulted in a deferred tax liability of $1.7 million, which was included in the provision recorded in the fourth quarter (see Notes 9 and 10).

During the fourth quarter of 2006, Congoleum recorded a gain of $1.3 million for the replacement of production equipment (see Note 3).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets with consolidating details of American Biltrite Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations with consolidating details, stockholders' equity, and cash flows with consolidating details for each of the two years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)" and as discussed in Notes 1 and 13 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123 (Revised 2004), "Share-Based Payment".

 /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 21, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting.

The management of American Biltrite Inc is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The management of American Biltrite Inc. designed American Biltrite Inc.’s internal control system to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of American Biltrite Inc.’s financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the applicable policies or procedures may deteriorate.

The management of American Biltrite Inc. assessed the effectiveness of American Biltrite Inc.’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the management of American Biltrite Inc. used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, the management of American Biltrite Inc. believes that, as of December 31, 2007, American Biltrite Inc.’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  This  Management's Annual Report on Internal Control Over Financial Reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

 (c)  Changes in Internal Controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 6, 2008, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 6, 2008, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference in part to Item 5 of this Annual Report on Form 10-K and in part to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 6, 2008, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 6, 2008, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 6, 2008, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of Financial Statements and Financial Statement Schedules

(1)	The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets with Consolidating Details - December 31, 2007 and 2006, pages 40 & 41

Consolidated Statements of Operations with Consolidating Details - Years ended December 31, 2007 and 2006, page 42

Consolidated Statements of Cash Flows with Consolidating Details - Years ended December 31, 2007 and 2006, page 43 & 44

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2007 and 2006, page 45

Notes to Consolidated Financial Statements, pages 46 through 105

(2)           The following financial statement schedule is included in Item 15(c)

SCHEDULE II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)            Listing of Exhibits

The listing of exhibits required under this item is incorporated herein by reference to pages 114 through 125 of this Form 10-K.

(b)	Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c)	Financial Statement Schedule: The required consolidated financial statement schedule is included on page 111 of this Form 10-K.

American Biltrite Inc. and Subsidiaries

Schedule II -- Valuation and Qualifying Accounts

Years ended December 31, 2007 and 2006

(In thousands of dollars)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G
Description	Balance at Beginning of Period	Additions			Deductions - Describe	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts -- Describe	Other

2007
Allowances for doubtful accounts and cash discounts	$3,070	$2,826			$2,979(A)	$2,917

2006
Allowances for doubtful accounts and cash discounts	$2,820	$3,627			$3,377(A)	$3,070

(A)	Represents accounts charged off during the year, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BILTRITE INC

(Registrant)

Date: March 28, 2008	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	by: /s/ Roger S. Marcus
Roger S. Marcus, Chairman of the Board, Chief Executive Officer and Director

Date: March 28, 2008	by: /s/ Richard G. Marcus
Richard G. Marcus, President, Chief Operating Officer and Director

Date: March 28, 2008	by: /s/ William M. Marcus
William M. Marcus, Executive Vice President, Treasurer, Chairman of the Executive Committee and Director

Date: March 28, 2008	by: /s/ Leo R. Breitman
Leo R. Breitman, Director

Date: March 28, 2008	by: /s/ Gilbert K. Gailius
Gilbert K. Gailius, Director

Date: March 28, 2008	by: /s/ John C. Garrels III
John C. Garrels III, Director

Date: March 28, 2008	by: /s/ Frederick H. Joseph
Frederick H. Joseph, Director

Date: March 28, 2008	by: /s/ Mark N. Kaplan
Mark N. Kaplan, Director

Date: March 28, 2008	by: /s/ James S. Marcus
James S. Marcus, Director

Date: March 28, 2008	by: /s/ Natalie S. Marcus
Natalie S. Marcus, Director

Date: March 28, 2008	by: /s/ Kenneth I. Watchmaker
Kenneth I. Watchmaker, Director

Date: March 28, 2008	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance, Chief Financial Officer and Principal Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

3 (1) VII	Restated Certificate of Incorporation

3 (2) XXVII	By-Laws, amended and restated as of November 7, 2007

4 (1) XVIII
Amended and Restated Credit Agreement, dated as of September 25, 2006, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

4 (2) XIX
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 7, 2006, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

4 (3) XXII
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 31, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

4 (4)
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December  14, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

Exhibit No.	Description

4 (5) XXV
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of December 31, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

4 (6) XIII	Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4 (7) XIV
Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

4 (8) XIII
Guarantee Agreement dated as of October 14, 2003, among Abtre, Inc., Aimpar, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet National Bank

4 (9) XIV	Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America company, as domestic agent

4 (10) XIV	Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (11) XIV	Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (12) XIV	Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

Exhibit No.	Description

4 (13) XIV	Deed of Hypothec and Issue of Mortgage Bonds, dated May 20, 2005, by American Biltrite (Canada) Ltd. in favor of Bank of America, National Association

4 (14) XIV	Hypothec and Pledge of Bonds, dated May 20, 2005, between American Biltrite (Canada) Ltd. and Bank of America, National Association

4 (15) I	Indenture, dated as of August 3, 1998, by and between Congoleum Corporation and First Union National Bank, as trustee

4 (16) I	First Supplemental Indenture, dated as of March 28, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (17) I	Second Supplemental Indenture, dated as of August 7, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (18) XXIII	Instrument of Resignation, Appointment and Acceptance dated as of November 15, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee

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

10 (3) VII, II	1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (4) V	K&M Associates L.P. Amended and Restated Agreement of Limited Partnership

10 (5) XVII	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

10 (6) VI, II	Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus Irrevocable Insurance Trust of 1990 Dated June 1, 1990

Exhibit No.	Description

10 (7) VI, II	Split-Dollar Agreement dated as of January 9, 1997 by and between American Biltrite Inc. and Joseph D. Burns

10 (8) VI, II	Description of Supplemental Retirement Benefits for Gilbert K. Gailius

10 (9) VIII	American Biltrite 1999 Stock Option Plan for Non-Employee Directors

10 (10) IX, II	Description of Employment Arrangement for Gilbert K. Gailius.

10 (11) X, II	Split-Dollar Agreement dated as of November 20, 2000 by and between American Biltrite Inc. and Howard N. Feist III

10 (12) XI
Personal Services Agreement, dated as of March 11, 1993, by and between Congoleum Corporation and the Company; First Amendment dated as of February 8, 1995; Second Amendment dated as of November 15, 1996; Third Amendment dated as of March 10, 1998; Fourth Amendment dated as of November 7, 2002

10 (13) XXVI	Fifth Amendment to Personal Services Agreement, dated as of March 11, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10 (14) XVIII
Amended and Restated Credit Agreement, dated as of September 25, 2006, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10 (15) XIX
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

Exhibit No.	Description

10 (16) XXII
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 31, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

10 (17)
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December  14, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto (filed as Exhibit 4 (4) to this Form 10-K)

10 (18) XXIV
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of December 31, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

10 (19) XIII	Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

10 (20) XIV
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

10 (21) XIII
Guarantee Agreement dated as of October 14, 2003, among Abtre, Inc., Aimpar, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet National Bank

10 (22) XIV	Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America company, as domestic agent

10 (23) XIV	Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

10 (24) XIV	Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

10 (25) XIV	Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc and Fleet National Bank, a Bank of America company, as domestic agent

10 (26) XIV	Deed of Hypothec and Issue of Mortgage Bonds, dated May 20, 2005, by American Biltrite (Canada) Ltd. in favor of Bank of America, National Association

10 (27) XIV	Hypothec and Pledge of Bonds, dated May 20, 2005, between American Biltrite (Canada) Ltd. and Bank of America, National Association

10 (28) XV	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan prior to March 17, 2008)

10 (29)
Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10 (30) XV	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan prior to March 31, 2008)

10 (31) XII	Settlement Agreement Between Congoleum Corporation and Various Asbestos Claimants dated April 10, 2003

Exhibit No.	Description

10 (32) XII	First Amendment to Settlement Agreement Between Congoleum Corporation and Various Asbestos Claimants dated June 6, 2003

10 (33) XII
Collateral Trust Agreement, dated April 16, 2003, by and between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (34) XII
First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (35) XII	Security Agreement, dated April 16, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (36) XII	Second Security Agreement, dated April 17, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (37) XII	Termination Agreement, dated June 6, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (38) XII	Superseding Security Agreement, dated June 11, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (39) I	Loan and Security Agreement, dated December 10, 2001 by and between Congress Financial Corporation and Congoleum Corporation

10 (40) I	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation

10 (41) I	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation

Exhibit No.	Description

10 (42) I	Ratification and Amendment Agreement dated January 7, 2004, by and between Congoleum Corporation and Congress Financial Corporation

10 (43) I	Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement dated as of December 14, 2004

10 (44) XXI	Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement dated as of January 13, 2005

10 (45) XXI	Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement dated as of June 7, 2005

10 (46) XX	Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement dated as of December 19, 2005

10 (47) XXIII	Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement dated as of September 27, 2006

10 (48) XXIII	Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement dated as of November 27, 2006

10 (49) XXIV	Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement dated as of June 12, 2007

10 (50)	Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement dated as of December 11, 2007

10 (51) XXIII	Response Cost Sharing And Alternative Dispute Resolution Agreement, dated as of May 21, 2007, by American Biltrite Inc. and Miller Industries, Inc.

10 (52)	Business Relations Agreement dated as of March 11, 1993 by and between American Biltrite Inc. and Congoleum

10 (53)	First Amendment to the Business Relations Agreement, dated as of August 19, 1997

Exhibit No.	Description

10 (54) XXVI	Second Amendment to the Business Relations Agreement, dated as of March 11, 2008

21 (1)	Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation or organization and the name under which each subsidiary does business)

23 (1)	Consent of Independent Registered Public Accounting Firm

31 (1)	Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31 (2)	Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1) XXV
Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008, not  including the exhibits thereto with the exception of  Exhibit C, which is included herein as Exhibit 99 (3)

99 (2) XXV
Proposed Disclosure Statement with respect to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for  Congoleum Corporation, et al., dated as of February 5, 2008, not including the exhibits thereto with the exception of  Exhibit A, which is included herein as Exhibit 99 (1)

99 (3) XXV
Intercompany Term Sheet, which is Exhibit C to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the  Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008

Exhibit No.	Description

99 (4) XIV	Settlement Agreement and Release, dated June 18, 2004, by and between Congoleum Corporation and Liberty Mutual Insurance Company

99 (5) XIV
Settlement Agreement and Release, dated May 12, 2005, by, between and among Congoleum Corporation, Congoleum Sales, Inc., Congoleum Fiscal, Inc. and AIG Domestic Claims, Inc., as authorized agent for the applicable AIG companies, and the Plan Trust

99 (6) XIV	Confidential Settlement Agreement and Release, dated June 22, 2005, by and between Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

99 (7) XIV	Amendment, dated July 29, 2005, to the Confidential Settlement Agreement and Release dated June 22, 2005, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

99 (8)	Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd’s, London

99 (9) XV	Settlement Agreement and Release dated August 3, 2005 by, between and among Congoleum Corporation and Federal Insurance Company

99 (10)
Amended and Restated Plan Trust Settlement Agreement and Release dated as of January 18, 2008 among  Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company

99 (11) XVI	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company

99 (12) XVI
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (13)
Letter Agreement, dated as of March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

Exhibit No.	Description

99 (14) XVI	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company

99 (15) XIX	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Indemnity Company and its affiliates

99 (16)	Put/Call Agreement, dated as of February 20, 2008, among Congoleum Corporation, the Initial Backstop Participants and the Trust to be formed
_____________________________________________________________

I	Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004

II	Compensatory plans required to be filed as exhibits pursuant to Item 15 of Form 10-K

III	Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on December 21, 1992 (1-4773)

IV	Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on March 25, 1993 (1-4773)

V	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1-4773)

VI	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1-4773)

VII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 (1-4773)

VIII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999

IX	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

X	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

XI	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

XII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

XIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on October 17, 2003

XIV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

XV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

XVI	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

XVII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

XVIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on September 27, 2006

XIX	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

XX	Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005

XXI	Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006

XXII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

XXIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on May 21, 2007

XXIV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

XXV	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on February 11, 2008

XXVI	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 17, 2008

XXVII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007