Form 10-Q
period 2008-03-31
AMERICAN BILTRITE INC
filed 2008-05-12
CIK 4611

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2008                                          Commission File Number 1-4773

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008

Common Stock	3,441,551 shares

FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions.  These statements can be identified by the use of the words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other words of similar meaning.  In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies, such as bankruptcy and other legal proceedings, and financial conditions.  These statements do not relate strictly to historical or current facts.  These forward-looking statements are based on American Biltrite Inc.’s expectations and American Biltrite Inc.’s understanding of its majority-owned subsidiary Congoleum Corporation’s expectations, as of the date of this report, of future events, and American Biltrite Inc. undertakes no obligation to update any of these forward-looking statements, except as required by federal securities laws.  Although American Biltrite Inc. believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.  Readers are cautioned not to place undue reliance on any forward-looking statements.  Any or all of these statements may turn out to be incorrect.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  Any forward-looking statements made in this report speak only as of the date of this report unless the statement indicates that another date applies.  It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results.  Factors that could cause or contribute to American Biltrite Inc.’s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.’s other filings with the Securities and Exchange Commission.

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of March 31, 2008 (unaudited) and December 31, 2007	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of March 31, 2008 (unaudited) and December 31, 2007	2

		Consolidating Condensed Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007	3

		Consolidating Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007	4

		Notes to Unaudited Consolidating Condensed Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 4T.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	38

	Item 1A.	Risk Factors	38

	Item 3.	Defaults Upon Senior Securities	46

	Item 5.	Other Information	46

	Item 6.	Exhibits	48

	Signature		51

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$31,586	$30,185			$29,560	$26,327	$2,026	$3,858
Restricted cash	6,557	6,501			6,557	6,501
Accounts receivable, net	44,291	41,345	$(672)	$(316)	17,353	14,162	27,610	27,499
Inventories	84,186	78,401	(117)	(125)	40,828	35,182	43,475	43,344
Deferred income taxes	1,146	961					1,146	961
Prepaid expense & other current assets	9,444	20,001			3,127	13,138	6,317	6,863
Total current assets	177,210	177,394	(789)	(441)	97,425	95,310	80,574	82,525

Property, plant & equipment, net	96,068	99,153			59,885	61,993	36,183	37,160

Other assets:
Insurance for asbestos-related liabilities	11,140	11,140					11,140	11,140
Goodwill, net	11,605	11,605					11,605	11,605
Other assets	22,447	22,507	(117)	(126)	15,318	15,402	7,246	7,231
	45,192	45,252	(117)	(126)	15,318	15,402	29,991	29,976

Total assets	$318,470	$321,799	$(906)	$(567)	$172,628	$172,705	$146,748	$149,661

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$20,323	$22,570	$(672)	$(316)	$11,534	$10,715	$9,461	$12,171
Accrued expenses	36,221	37,035			18,893	20,742	17,328	16,293
Asbestos-related liabilities	27,688	31,207			27,688	31,207
Deferred income taxes	7,725	7,725			7,725	7,725
Notes payable	32,356	30,309			12,672	10,551	19,684	19,758
Current portion of long-term debt	2,319	2,376					2,319	2,376
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	131,629	136,219	(672)	(316)	83,509	85,937	48,792	50,598

Long-term debt, less current portion	6,744	6,725					6,744	6,725
Asbestos-related liabilities	12,720	12,600					12,720	12,600
Other liabilities	12,308	12,195					12,308	12,195
Noncontrolling interests	933	1,093					933	1,093
Liabilities subject to compromise	133,774	133,098	(117)	(126)	133,891	133,224
Total liabilities	298,108	301,930	(789)	(442)	217,400	219,161	81,497	83,211

Stockholders’ equity
Common stock	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	19,607	19,607	(49,373)	(49,368)	49,373	49,368	19,607	19,607
Retained earnings	31,811	30,835	35,425	35,413	(63,738)	(65,417)	60,124	60,839
Accumulated other comprehensive loss	(15,970)	(15,487)	6,111	6,110	(22,687)	(22,687)	606	1,090
Less treasury shares	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Total stockholders’ equity	20,362	19,869	(117)	(125)	(44,772)	(46,456)	65,251	66,450
Total liabilities and stockholders’ equity	$318,470	$321,799	$(906)	$(567)	$172,628	$172,705	$146,748	$149,661

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(In thousands of dollars, except number of shares and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$95,757	$100,031			$47,697	$49,315	$48,060	$50,716

Cost of products sold	72,593	74,195	$(300)	$(183)	36,824	37,316	36,069	37,062
Selling, general & administrative expenses	22,389	23,254			9,132	9,451	13,257	13,803
Income (loss) from operations	775	2,582	300	183	1,741	2,548	(1,266)	(149)
Other income (expense)
Interest income	1,151	156			1,128	124	23	32
Interest expense	(708)	(3,548)			(197)	(2,981)	(511)	(567)
Other (expense) income	233	(48)	(292)	(181)	(64)	(42)	589	175
	676	(3,440)	(292)	(181)	867	(2,899)	101	(360)
Income (loss) before taxes and other items	1,451	(858)	8	2	2,608	(351)	(1,165)	(509)

Provision for (benefit from) income taxes	519	(122)			929	—	(410)	(122)
Noncontrolling interests	40	(5)					40	(5)

Net income (loss)	$972	$(741)	$8	$2	$1,679	$(351)	$(715)	$(392)

	2008	2007
Net income (loss) per share
Basic	$0.28	$(0.22)
Diluted	0.28	(0.22)
Weighted average number of common and equivalent shares outstanding
Basic	3,441,551	3,441,551
Diluted	3,441,551	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007
Operating activities
Net income (loss)	$972	$(741)	$8	$2	$1,679	$(351)	$(715)	$(392)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,991	4,098			2,673	2,750	1,318	1,348
Stock compensation expense	5	5			5	5
Change in operating assets and liabilities:
Accounts and notes receivable	(2,744)	(2,489)	347	11	(3,191)	(651)	100	(1,849)
Inventories	(5,832)	(2,502)	(8)	(2)	(5,646)	(532)	(178)	(1,968)
Prepaid expenses and other assets	1,403	978			843	461	560	517
Proceeds from legal fees disgorgement	9,168	—			9,168	—
Insurance recovery for oven replacement	—	1,561			—	1,561
Accounts payable and accrued expenses	(3,889)	(53)	(347)	(11)	(1,906)	47	(1,636)	(89)
Asbestos-related expenses	(3,575)	(4,657)			(3,575)	(4,657)
Noncontrolling interests	(160)	(99)					(160)	(99)
Other	1,390	(496)			1,586	(406)	(196)	(90)
Net cash provided (used) by operating activities of continuing operations	729	(4,395)	—	—	1,636	(1,773)	(907)	(2,622)
Investing activities
Investments in property, plant and equipment	(1,024)	(656)	—	—	(468)	(384)	(556)	(272)
Net cash used by investing activities of continuing operations	(1,024)	(656)	—	—	(468)	(384)	(556)	(272)
Financing activities
Net short-term borrowings	2,312	4,093			2,121	236	191	3,857
Payments on long-term debt	(42)	(573)					(42)	(573)
Net change in restricted cash	(56)	873			(56)	873
Net cash provided by financing activities of continuing operations	2,214	4,393	—	—	2,065	1,109	149	3,284
Effect of foreign exchange rate changes on cash	(518)	(336)					(518)	(336)
Net increase (decrease) in cash	1,401	(994)	—	—	3,233	(1,048)	(1,832)	54
Cash and cash equivalents at beginning of period	30,185	21,180			26,327	18,591	3,858	2,589

Cash and cash equivalents at end of period	$31,586	$20,186	$—	$—	$29,560	$17,543	$2,026	$2,643

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect the proposed amended plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) of Congoleum Corporation (“Congoleum”), a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2008.  For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidating balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets.  Historical financial results were restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.  In April 2006, the Company completed the sale of Janus’ remaining building and land (see Note C).  As a result of the sale of property, the discontinued operation was effectively dissolved during 2006.  As of December 31, 2006, the Company merged Janus with and into American Biltrite (Canada) Ltd. ("AB Canada"), primarily for the purposes of utilizing Janus’ prior years’ net operating losses against future taxable income.

Note A - Basis of Presentation (continued)

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003.  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $44.8 million and $46.5 million in excess of the value of ABI’s investment in Congoleum at March 31, 2008 and December 31, 2007, respectively.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded, at which time ABI expects its ownership interests in Congoleum will be eliminated pursuant to the terms of the plan of reorganization for Congoleum pending in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”).  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

For more information regarding Congoleum’s asbestos liability and plan for resolving that liability, please refer to Note K.

The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern.  In light of Congoleum’s substantial asbestos liabilities, which are further described in Note K, there is substantial doubt about Congoleum’s ability to continue as a going concern unless it obtains relief from those liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

Note A - Basis of Presentation (continued)

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

Recently Issued Accounting Principles

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact to the consolidated financial statements.  The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities.  The adoption did not have a material impact to the consolidated financial statements (See Notes E and F).

Note A - Basis of Presentation (continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109").  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007.  As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007.  The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods.  Changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2008 were immaterial.  Furthermore, the Company does not expect such changes in the next twelve months to be material to the Company’s financial position or results of operation.

For tax return purposes, ABI and Congoleum are not part of a consolidated group and, consequently, file separate federal and state tax returns. ABI’s and Congoleum’s federal income tax returns are open and subject to examination from the 2004 and 2003 tax return years and forward, respectively.  ABI’s and Congoleum’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statute of limitations.  Congoleum’s tax return net operating loss carryforwards are significant.  The tax years in which losses arose may be subject to audit when such carryforwards are utilized to offset taxable income in future periods.  AB Canada’s federal and provincial tax returns are open and subject to examination from 2002 and later.

The Company records tax penalties and interest as a component of income tax expense.

Note B - Inventories

Inventories at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Finished goods	$60,020	$55,478
Work-in-process	13,322	10,327
Raw materials and supplies	10,844	12,596

	$84,186	$78,401

Note C – Sale of Property

In April 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation (see Note A).  The building and land were sold for $5.0 million Canadian dollars ("C$").  The Company received C$1.0 million in cash and a C$4.0 million note.  Commissions and other expenses incurred in connection with the sale totaled C$200 thousand, resulting in net cash proceeds of C$800 thousand.  Payment of the note is due within 60 days of receipt of an environmental certification on the land sold, which the Company received on March 20, 2008.  As of March 31, 2008 and December 31, 2007, the Company had recorded a deferred gain of approximately C$1.1 million.  The Company expects to recognize the gain upon receipt of payment on the C$4.0 million note.

Note D – Accrued Expenses

Accrued Expenses at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Accrued advertising and sales promotions	$16,915	$20,906
Employee compensation and related benefits	9,043	7,581
Interest	351	7
Environmental matters	849	849
Royalties	614	828
Income taxes	1,263	477
Other	7,186	6,387

	$36,221	$37,035

See Note H for Liabilities Subject to Compromise.

Note E – Financing Arrangements

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement").  The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M Associates L.P. ("K&M") with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.’s subsidiary AB Canada and (ii) the $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.5 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

Note E – Financing Arrangements (continued)

On March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  As a result of the amendments, the Company was in compliance with the Credit Agreement as of each quarter end for the year ended December 31, 2007.

On September 29, 2006, American Biltrite Inc. entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest.  The swap agreement for the Term Loan (the "Term Loan Swap") has a five year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan.  The swap agreement for the $6.0 million outstanding under the Revolver (the "Revolver Swap") has a three year term with quarterly settlement dates beginning December 31, 2006.  The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap and the Revolver.  The Term Loan Swap and the Revolver Swap are carried at fair value.  Changes in the fair value of the swap agreements are recorded in Other Income (Expense).  For the three months ended March 31, 2008 and 2007, the Company recorded a charge of $261 thousand and $44 thousand, respectively, for the adjustment of the fair values of the swap agreements.

Note F – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

▪	Level 1 – Quoted prices in active markets for identical assets or liabilities.

▪
Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; inputs that are derived principally from or corroborated by observable market data by correlation or other means.

▪	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s only financial assets or liabilities subject to SFAS No. 157 are its interest rate swap agreements (see Note E).  Prior to the adoption of SFAS No. 157, the Company recorded the swap agreements at fair value.  The fair value of the swap agreements is based on quoted prices for similar assets or liabilities in active markets (Level 2).  As of March 31, 2008, the Company had recorded an unrealized loss of $588 thousand for its interest rate swap agreements.

Note G – Other Liabilities

Other Liabilities at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Pension benefits	$2,936	$2,817
Environmental remediation and product related liabilities	5,336	5,336
Deferred income taxes	1,528	1,337
Other	2,508	2,705

	$12,308	$12,195

See Note H for Liabilities Subject to Compromise.

Note H – Liabilities Subject to Compromise

As a result of Congoleum’s Chapter 11 filing (see Notes A and K), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum’s accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and K for further discussion of Congoleum’s asbestos liability.  Liabilities subject to compromise at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Current liability
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	11,527	10,772
Other post-retirement benefit obligation	9,449	9,337
Pre-petition other liabilities	12,915	13,115
	133,891	133,224
Elimination – Payable to American Biltrite	(117)	(126)
Total non-current liability	133,774	133,098

Total liabilities subject to compromise	$138,771	$138,095

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

Note I – Pension Plans

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

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008		2007
	Pension	Other Benefits	Pension	Other Benefits

Service cost	$642	$56	$602	$53
Interest cost	1,652	144	1,595	142
Expected return on plan assets	(1,719)	—	(1,597)	—
Recognized net actuarial loss	384	15	338	18
Amortization of prior service cost	31	—	26	3

Net periodic benefit cost	$990	$215	$964	$216

The weighted average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2008 and 2007 were as follows:

	2008		2007
	Pension	Other Benefits	Pension	Other Benefits

Discount rate	5.50% - 6.00%	6.00%	5.20% - 6.00%	6.00%
Expected long-term return on plan assets	7.00% - 7.50%	—	7.00% - 7.50%	—
Rate of compensation increase	4.00% - 5.00%	—	4.00% - 5.00%	—

Note J - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum.  Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s and Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s and Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company and Congoleum. While the Company and Congoleum believe their estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company’s and Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on the Company’s and Congoleum’s costs, the Company and Congoleum are not aware of any pending legislation that would have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to their customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Liabilities of Congoleum comprise the substantial majority of the environmental and other liabilities reported on the Company’s consolidated balance sheet.  Due to the relative magnitude and wide range of estimates of these liabilities and the fact that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following matters for which ABI has actual or potential liability.  However, since ABI includes Congoleum in ABI’s consolidating financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in ABI's consolidating financial statements.

Note J - Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,344 pending claims involving approximately 1,899 individuals as of March 31, 2008.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to ABI's asbestos claims is as follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007

Beginning claims	1,360	1,332
New claims	181	523
Settlements	(5)	(20)
Dismissals	(192)	(475)

Ending claims	1,344	1,360

ABI has primary and multiple excess layers of insurance coverage for asbestos claims.  The total indemnity costs incurred to settle claims during the three months ended March 31, 2008 and the year ended December 31, 2007 were $0.1 million and $2.2 million, respectively, all of which were paid by ABI's insurance carriers pursuant to a February 1996 coverage-in-place agreement with ABI's applicable primary layer insurance carriers, as were the related defense costs.  ABI will seek reimbursement for asbestos claims under its excess layer coverage upon exhaustion of its primary layer insurance coverage.  The amount of indemnity coverage limits remaining at March 31, 2008 under ABI's primary layer insurance coverage relating to policies underwritten from 1961 to 1985 ("Primary Layer") was approximately $135 thousand to $1.3 million, depending on the interpretation of the terms of the above-referenced coverage-in-place agreement.  ABI is negotiating with the three insurance carriers currently providing coverage under the Primary Layer (the "Carrier Group") to determine the amount of coverage remaining under that coverage-in-place agreement.

ABI expects its first layer excess liability insurance will provide coverage for ABI's asbestos claims after the Primary Layer has been determined to be exhausted, including as a result of coverage otherwise payable by carriers which are now insolvent.  If the first layer excess liability insurance does not provide such coverage, ABI may have to fund those amounts, which could have a material adverse effect on ABI’s business, results of operations and financial condition.   The same insurance companies comprising the Carrier Group also underwrote ABI’s first layer excess coverage during the period from 1964 to1984 (the "Umbrella Coverage").  Coverage limits for the Umbrella Coverage are $105 million to $155 million, depending on the interpretation of certain policy provisions, with certain policies providing defense costs within the coverage limits and other policies providing defense costs in addition to coverage limits.

Note J - Commitments and Contingencies (continued)

ABI is negotiating with the Carrier Group to reach agreement (the "Umbrella Agreement") on how the Umbrella Coverage will apply to asbestos bodily injury claims.  Any Umbrella Agreement that ABI may enter into is expected to address defense and indemnity obligations, allocation of claims to specific policies, and other matters.  There can be no assurance that ABI will be successful in negotiating and entering into an Umbrella Agreement on terms acceptable to it.

In addition to the Umbrella Coverage, ABI has additional excess liability insurance policies that should provide further coverage if and when the Umbrella Coverage, taking into account any Umbrella Agreement, is exhausted.  Depending on the terms of any Umbrella Agreement, the terms of ABI's excess liability insurance policies and the dates of asbestos exposure alleged in claims, ABI may incur uninsured costs related to asbestos claims once the Primary Layer has been exhausted.  ABI does not expect these costs to have a material adverse impact on its financial condition or results of operations, although there can be no assurances in that regard.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum) based upon a strategy to actively defend against or strategically seek settlement for those claims in the normal course of business.  Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  In 2007, the Company utilized an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  At December 31, 2007, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2013 was $12.6 million to $41.4 million.  The Company believed no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $12.6 million in its consolidated financial statements at December 31, 2007.  At March 31, 2008, the Company has recorded $12.7 million for the estimated minimum liability.  The Company also believes that, based on this minimum liability estimate, the corresponding amount of insurance probable of recovery is $11.1 million at March 31, 2008 and December 31, 2007, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and

Note J - Commitments and Contingencies (continued)

other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

There have been no material developments relating to the environmental sites or the other environmental matters described in ABI's Annual Report on Form 10-K during the three month period ended March 31, 2008.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities.  See Note K.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party (“PRP”) in pending proceedings under CERCLA and similar state laws.  In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information.  The pending proceedings in which Congoleum is a named PRP currently relate to eight disposal sites in New Jersey, Pennsylvania and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites.  Congoleum’s ultimate liability and funding obligations in connection with those other sites depends on many factors, including the volume of material contributed to the site by Congoleum, the number of other PRP’s and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable by Congoleum from relevant insurance policies.  However, under CERCLA and certain other laws, Congoleum, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

Note J - Commitments and Contingencies (continued)

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site").  The PRP group at this site is made up of 81 companies, substantially all of which are large, financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998, and a groundwater treatment system was installed thereafter.  The United States Environmental Protection Agency has selected a remedy for the soil and shallow groundwater (Operable Unit 1 or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (Operational Unit 2 or OU-2) has not been completed.  The PRP group, of which Congoleum is a part, has entered into a consent decree to perform the remedy for OU-1 and resolve natural resource damage claims. The consent decree also requires the PRP group to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10.0 million.  If the estimated cost of the OU-2 remedy is more than $10.0 million, the PRP group may decline to perform it or they may elect to perform it anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum’s share of the costs. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $300 thousand in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

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

Congoleum also accrues remediation costs for certain of Congoleum’s owned facilities on an undiscounted basis.  Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total clean-up costs of $1.3 million for Congoleum’s expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise as of March 31, 2008 and December 31, 2007.

Note J - Commitments and Contingencies (continued)

At March 31, 2008 and December 31, 2007, Congoleum recorded a total of $4.4 million for estimated environmental liabilities, which liabilities were not reduced by the amount of expected insurance recoveries.  At March 31, 2008 and December 31, 2007, such estimated insurance recoveries are approximately $2.2 million.  Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance assets for environmental matters is collectible from a single carrier.

Congoleum anticipates that these matters will be resolved over a period of years, and that after application of expected insurance recoveries, funding of the costs by Congoleum will not have a material adverse impact on Congoleum’s liquidity or financial position.  However, unfavorable developments in these matters could result in significant expenses or judgments that could have a material adverse effect on Congoleum’s and the Company’s business, results of operations or financial condition.

Other

In addition to the matters referenced above and in Note K, in the ordinary course of their businesses, the Company and Congoleum become involved in lawsuits and administrative proceedings in connection with product liability claims and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note K – Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives.  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA"), filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the “Tenth Plan”) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan is being solicited in accordance with court-approved voting procedures.  Various objections have been filed to the Joint Plan, and a hearing has been scheduled for May 12, 2008 to hear oral argument on summary judgment motions relating to certain of those objections.  A confirmation hearing on the Joint Plan is scheduled for June 26, 2008.  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Under the terms of the Joint Plan, a trust will be created upon consummation of the Joint Plan, which trust will assume the liability for Congoleum’s current and future asbestos claims (the “Plan Trust”).  That trust will receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and will be assigned Congoleum’s rights under its remaining policies covering asbestos product liability.  The trust will also receive 50.1% of the newly issued common stock of reorganized Congoleum when the plan takes effect (the “Trust Shares”), which Trust Shares will be subject to the Put/Call Agreement described below.

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 will receive on a pro rata basis $80 million in new 9.75% senior secured notes that mature five years from issuance.  The new senior secured notes will be subordinated to the working capital facility that provides Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million in 8.625% Senior Notes due in August 2008 will receive 49.9% of the newly issued common stock of reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% senior notes due in August 2008, including accrued interest (which amounted to $3.6 million at December 31, 2007) will be satisfied by the new senior secured notes and the common stock issued when the Joint Plan takes effect.

Under the terms of the Joint Plan, existing shares of Class A and Class B common stock of Congoleum will be eliminated when the plan takes effect and holders of those shares, including ABI, will not receive anything on account of their eliminated shares.

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

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

The Joint Plan also includes certain terms that would govern an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum which would be effective when the Joint Plan takes effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Joint Plan provides that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum will be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the FCR, the official committee of bondholders, the ACC and American Biltrite. Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

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

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

During the first three months of 2008, Congoleum paid $3.6 million (before recoveries) in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and insurance coverage litigation.  Given the terms of the proposed Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in prior years.  Given the terms of the proposed Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the state court insurance coverage litigation.  In the fourth quarter of 2007, Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the holders of the Senior Note will not receive any post-petition interest.  Congoleum has ceased to accrue interest on its Senior Notes.

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, Gilbert, Heintz & Randolph LLP (currently known as Gilbert Randolph LLP) (“GHR”) to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into the GHR Settlement under which GHR was to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved the GHR Settlement in April 2007.  Congoleum received $9.2 plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

Note L - Comprehensive Income (Loss)

The following table presents total comprehensive income (loss) for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$972	$(741)
Foreign currency translation adjustments	(483)	235

Total comprehensive income (loss)	$489	$(506)

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

Net sales by segment for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Net sales to external customers:
Flooring products	$47,697	$49,315
Tape products	22,443	24,118
Jewelry	11,747	13,590
Canadian division	13,870	13,008
Total net sales to external customers	95,757	100,031
Intersegment net sales:
Flooring products	—	—
Tape products	—	—
Jewelry	—	—
Canadian division	1,221	1,265
Total intersegment net sales	1,221	1,265
Reconciling items	-	-
Intersegment net sales	(1,221)	(1,265)

Consolidated net sales	$95,757	$100,031

Note N - Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit, noncontrolling interests, and net income (loss) from discontinued operations.  Profit (loss) by segment for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Segment profit (loss)
Flooring products	$2,608	$(351)
Tape products	411	(421)
Jewelry	(1,331)	(238)
Canadian division	102	87
Total segment profit (loss)	1,790	(923)
Reconciling items
Corporate items	(347)	63
Intercompany profit	8	2
Consolidated income (loss) before income taxes and other items	$1,451	$(858)

For the three months ended March 31, 2008, segment profit for the Company’s Tape products division included an insurance recovery of $1.2 million for losses incurred during the fourth quarter of 2006 for a product recall as a result of defective material from a supplier.  During the first quarter of 2008, the Flooring products division (Congoleum) also recorded interest income of approximately $1.0 million in connection with the disgorgement of a legal fees settlement of $9.2 million.  See Note K.

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

	March 31, 2008	December 31, 2007
Segment assets
Flooring products	$172,628	$172,705
Tape products	59,531	52,287
Jewelry	33,985	38,046
Canadian division	38,958	37,907
Total segment assets	305,102	300,945
Reconciling items
Corporate items	32,605	31,523
Intersegment accounts receivable	(19,002)	(10,417)
Intersegment profit in inventory	(118)	(126)
Intersegment other asset	(117)	(126)

Consolidated assets	$318,470	$321,799

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum.  However, under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum to be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed joint plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan is being solicited in accordance with court-approved voting procedures.  Various objections have been filed to the Joint Plan, and a hearing has been scheduled for May 12, 2008 to hear oral argument on summary judgment motions relating to certain of those objections.  A confirmation hearing on the Joint Plan is scheduled for June 26, 2008.

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

Please refer to "Risk Factors – The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company’s and Congoleum’s strategies for resolving this exposure may not be successful.  The proposed plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company." and "Elimination of the Company’s interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition." included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Company’s and Congoleum’s goals for resolving its asbestos liability.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidating financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the Company’s financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

There have been no material changes in what the Company considers to be its critical accounting policies or the applicability of the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended March 31
	2008		2007
	(In thousands of dollars)

Net sales	$48,060		$50,716
Cost of sales	36,069		37,062
Gross profit	11,991	25.0%	13,654	26.9%
Selling, general & administrative expenses	13,257	27.6%	13,803	27.2%
Operating loss	(1,266)		(149)

Interest expense, net	(488)		(535)
Other income, net	589		175
Loss before taxes and other items	(1,165)		(509)

Benefit from income taxes	(410)		(122)
Noncontrolling interests	40		(5)

Net loss	$(715)		$(392)

Net sales in the first quarter of 2008 were $48.1 million compared to $50.7 million in the first quarter of 2007, a decrease of $2.7 million or 5.2%.  Tape division sales decreased $1.7 million or 6.9% from year earlier levels due to lower sales of paper, film, HVAC and electrical products in the U.S., partly offset by increased sales in Europe.  Canadian division sales increased $862 thousand or 6.6% from the first quarter of 2007 due to the effect of currency translation on the division’s sales in Canada, which more than offset lower unit volume of flooring sales.  Jewelry sales decreased $1.8 million or 13.6% primarily as a result of lower sales to mass merchandisers and mid-tier retailers and higher sales allowances, partly offset by increased sales of Guess?® brand products.

Gross profit decreased from 26.9% for the first quarter of 2007 to 25.0% for the first quarter of 2008.  The decrease in gross profit as a percent of sales was due to increased sales allowances and higher merchandise costs.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended March 31, 2008 and 2007 would have been 24.4% and 26.3%, respectively.

SG&A expenses in the first quarter of 2008 decreased by $546 thousand or 4.0% compared to the first quarter of 2007.  The reduction in SG&A was due to a $1.2 million insurance recovery for costs related to a product recall in 2006.  Excluding this recovery, SG&A expenses increased because of the effect of currency translation on expenses of the Canadian division and a $172 thousand severance charge for a workforce reduction at the Tape division.  As a percentage of net sales, SG&A increased from 27.2% to 27.6% due to the sales decline.

Net interest expense for the first quarter of 2008 was lower than the first quarter of 2007 primarily due to a lower weighted average interest rate on the Company’s borrowings.

The effective tax rate was 35% in the first quarter of 2008 compared to 24% in the first quarter of 2007.  American Biltrite’s U.S. operations and foreign branches incurred a pretax loss of $1.2 million and $0.6 million for the first quarter of 2008 and 2007, respectively.  The Company’s Canadian operation had pretax income of $102 thousand and $87 thousand for the first quarter of 2008 and 2007, respectively.  No tax provision was recorded for AB Canada’s income as a result of the utilization of net operating loss carryforwards.  The mix of the Company’s projected pretax income for its U.S. operations and projected pretax income for the Canadian operations, combined with the tax provision projected for the U.S. and Canadian operations, resulted in a higher effective rate for 2008 compared to 2007.

American Biltrite incurred a loss from continuing operations of $715 thousand for the first quarter of 2008 compared to a loss of $392 thousand for the same quarter last year.

Congoleum

	Three Months Ended March 31
	2008		2007
	(In thousands of dollars)

Net sales	$47,697		$49,315
Cost of sales	36,824		37,316
Gross profit	10,873	22.8%	11,999	24.3%
Selling, general & administrative expenses	9,132	19.1%	9,451	19.2%
Operating income	1,741		2,548
Interest income (expense), net	931		(2,857)
Other expense, net	(64)		(42)
Income (loss) before taxes	2,608		(351)
Provision for income taxes	929		—

Net income (loss)	$1,679		$(351)

Net sales for the three months ended March 31, 2008 totaled $47.7 million as compared to $49.3 million for the three months ended March 31, 2007, down $1.6 million or 3.3%. The decrease is primarily attributable to weakness in the new housing market coupled with continued softness in the general retail environment for flooring products. This was partially offset by increased selling prices instituted in the second quarter of last year and the continued growth of sales of the Duraproduct™ line.

Gross profit for the three months ended March 31, 2008 totaled $10.9 million, or 22.8% of net sales, compared to $12.0 million or 24.3% of net sales for the three months ended March 31, 2007. Gross profit dollars decreased from year earlier levels because of lower sales and the decline in gross profit as a percentage of sales resulted from increased raw material costs and the impact of lower production volumes over which to spread fixed manufacturing costs, partially offset by the price increases and lower plant costs reflecting improved efficiencies and cost reduction programs implemented.

SG&A expenses were $9.1 million for the three months ended March 31, 2008 compared to $9.5 million for the three months ended March 31, 2007.  Lower merchandising and sales support costs ($0.1 million) coupled with lower compensation and related benefit costs ($0.2 million) were the primary drivers for the decrease in expenses.  As a percentage of net sales, SG&A costs were 19.1% for the three months ended March 31, 2008 compared to 19.2% for the same period last year.

Income from operations was $1.7 million for the three months ended March 31, 2008 compared to $2.5 million for the three months ended March 31, 2007, reflecting the lower sales and gross margin, partially offset by reduced SG&A expenses.

Interest income (expense), net was $931 thousand income for the three months ended March 31, 2008 compared with $2.9 million expense for the same period one year earlier.  Interest expense for the three months ended March 31, 2007 included $3.0 million of interest expense on Congoleum’s 8 5/8% Senior Notes.  Based on the terms of the Joint Plan, accrued interest on the Senior Notes was reversed in the fourth quarter of 2007 and was not accrued in the first quarter of 2008.  In addition, interest income (expense), net for the three months ended March 31, 2008 includes $1.0 million in interest income received as part of a disgorgement fee settlement for legal expenses.

The provision for income taxes was $0.9 million for the quarter ending March 31, 2008, and the full year effective tax rate is expected to approximate the statutory rate of 34%.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents decreased $1.8 million in the first three months of 2008 to $2.0 million. Working capital at March 31, 2008 was $31.8 million, slightly lower from December 31, 2007 ($31.9 million).  The ratio of current assets to current liabilities at March 31, 2008 was 1.65 compared to 1.63 at December 31, 2007.  Working capital requirements and capital expenditures during the first quarter of 2008 exceeded cash from operating activities and were financed with drawings under the Company’s revolving credit arrangements.  Net cash used by operating activities was $907 thousand for the three months ended March 31, 2008, compared to $2.6 million for the three months ended March 31, 2007, due to lower cash requirements for receivables and inventory, partly offset by increased settlements of payables and accrued liabilities.

Capital expenditures in the first three months of 2008 were $556 thousand compared to $272 thousand for the first three months of 2007.  It is anticipated that capital spending for the full year 2008 will be approximately $4 million.

The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities.  While the Company believes its estimate of the future amount of these environmental liabilities is reasonable, that most of such amounts will be paid over a period of five to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions.  Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position.  There can be no assurances that any such costs could be passed along to its customers.

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement").  The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.’s subsidiary AB Canada and (ii) the $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.5 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On September 25, 2006, American Biltrite Inc., K&M and AB Canada entered into an amendment and restatement to the Credit Agreement with BofA and the Canadian Lender.  Pursuant to the amendment and restatement, the Term Loan was added to the Credit Agreement and the amount of the Revolver was increased by $10.0 million to its current $30.0 million amount.  In addition, the availability for domestic letters of credit issued under the Credit Agreement was increased from $4.0 million to $5.0 million.  In connection with that amendment and restatement, American Biltrite Inc. used approximately $17.0 million of new borrowings from the proceeds of the Term Loan, which was fully drawn, and under the Revolver to fully prepay $16.0 million of aggregate outstanding principal amount of the Company’s senior notes, all of which were held by The Prudential Insurance Company of America, together with approximately $1.0 million in interest and yield maintenance fees in connection with those notes and prepayment.  A charge of approximately $860 thousand for early extinguishment of debt was recorded in connection with this prepayment, which was included in other expense.

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

The Term Loan principal is payable in 20 quarterly installments of $500 thousand beginning December 31, 2006 and ending on September 30, 2011.  All indebtedness under the Credit Agreement, other than the Term Loan, matures on September 30, 2009.

The Credit Agreement contains certain covenants that the Company must satisfy.  The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock.  The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA") less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, and a maximum level of capital spending.  Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after March 31, 2007, the Company's consolidated adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's consolidated fixed charges for the 12-month period ending on such date, as determined under the Credit Agreement.

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

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  At March 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that there be no consecutive quarterly net losses from continuing operations.  On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment revised that financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  The Company was in compliance with the financial covenants of its debt agreements at June 30 and September 30, 2007.  At December 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that requires a ratio of Adjusted EBITDA to Consolidated Interest Expense (as such terms are defined in the Credit Agreement) to exceed 1.0 and that there be no consecutive quarterly net losses from continuing operations.  On March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations.  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under that amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.  As of March 31, 2008 and December 31, 2007, American Biltrite was in compliance with the financial covenants of the Credit Agreement as amended by the March 12, 2008 amendment.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  The Company may need to further amend the Credit Agreement or obtain waivers from the lenders under that agreement in order to avoid being in default at some future date.  There can be no assurances that the Company would be successful in obtaining any such amendment or waiver.

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

Congoleum

The consolidated financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, Congoleum’s consolidated financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern.  In light of Congoleum’s substantial asbestos liabilities, which are further described in the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, there is substantial doubt about Congoleum's ability to continue as a going concern unless it obtains relief from those liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  Please refer to Notes 1 and 9 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, for a discussion of Congoleum’s bankruptcy proceedings.  These matters continue to have a material adverse impact on Congoleum’s liquidity and capital resources.  During 2007, Congoleum paid $13.1 million in fees and expenses related to reorganization proceedings under Chapter 11 and the state court insurance coverage litigation.   Congoleum expects to spend an additional $24.7 million in 2008 on these matters. At March 31, 2008, Congoleum had incurred but not paid approximately $10.0 million in additional fees and expenses for services rendered through that date.

Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that will not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the state court insurance coverage litigation.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the holders of the Senior Notes will not receive any post-petition interest.  Congoleum has ceased to accrue interest on its Senior Notes.

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, Gilbert, Heintz & Randolph LLP (currently known as Gilbert Randolph LLP) (“GHR”) to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement agreement under which GHR was to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of that settlement agreement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2008, were $29.6 million, an increase of $3.2 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at March 31, 2008 and December 31, 2007.  Additionally, $6.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at March 31, 2008.  Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust upon the effectiveness of the Joint Plan.  Working capital was $13.9 million at March 31, 2008, up from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.2 to 1.0 at March 31, 2008 and 1.1 to 1.0 at December 31, 2007, respectively.  Net cash provided by operations during the three months ended March 31, 2008 was $1.6 million, as compared to net cash used in operations of $1.8 million during the three months ended March 31, 2007. The payment by GHR to Congoleum of the $9.2 million plus $1.0 million of accrued interest pursuant to the settlement agreement with GHR offset cash used in operations of $7.5 million for the three months ended March 2008.

Capital expenditures for the three months ended March 31, 2008 totaled $0.5 million.  Congoleum is currently planning capital expenditures of approximately $6.5 million in 2008 and between $5.0 million and $7.0 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2008 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million. Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at March 31, 2008. Borrowings under this facility are collateralized by inventory and receivables.  At March 31, 2008, based on the level of receivables and inventory, $27.0 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $12.6 million was utilized by the revolving loan.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum.  Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note J of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).  These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which it expects would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along by Congoleum to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Item 4T:  Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note J "Commitments and Contingencies" and Note K "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in "Risk Factors – The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  The proposed plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum’s equity holders, including the Company." included in Part II, Item 1A of this Quarterly Report on Form 10-Q, are incorporated herein by reference.

Item 1A.  Risk Factors

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  The proposed plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company.

As more fully set forth in Notes J and K of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  A joint plan of reorganization for Congoleum proposed by the FCR, the ACC, the Bondholders’ Committee and Congoleum is pending in the Bankruptcy Court, which plan is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Joint Plan."  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

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

The Company has its own direct asbestos liability as well.  The Company's strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis.  To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies.  The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future.  As noted elsewhere in this report, there is uncertainty as to the amount of coverage ABI has remaining under its primary layer insurance coverage for asbestos related matters.  Certain carriers party to the coverage in place agreement ABI entered into in February 1996 with ABI's applicable primary layer insurance carriers are now insolvent.  ABI is negotiating with its first layer excess carriers to obtain agreement that those carriers will provide coverage under the first layer excess policies for amounts which may otherwise be attributable to the insolvent carriers which underwrote primary layer insurance policies for ABI and which are party to the existing coverage in place agreement.  ABI believes its first layer excess carriers will provide coverage once the primary coverage available from solvent carriers exhausts.  However, if ABI is unable to reach such an agreement, ABI estimates that it could be subject to having to fund up to $1.1 million, plus defense costs attributable to such insolvent carriers under ABI's primary layer insurance coverage.  In addition, certain of the excess liability insurance policies that the Company purchased were underwritten by companies that are now insolvent, which may limit the amount of funds available to pay for any future claims covered by these policies.  It is also possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos.  If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies due to the carriers which underwrote those policies being insolvent, or otherwise, ABI may have to fund such liabilities, which could have a material adverse effect on ABI's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A and K of the Notes to Unaudited Consolidating Condensed Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part I, Item 1 and Part I, Item 2, respectively, in this report.

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

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  Most recently, on March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the credit agreement with Bank of America, National Association and Bank of America, National Association acting through its Canada branch, each in their respective capacities as lenders and administrative agents under that credit agreement.  That credit agreement, as amended and restated, governs ABI's primary source of borrowings.  The March 12, 2008 amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the credit agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the credit agreement).  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  On September 25, 2006, the Company entered into an amendment and restatement to the credit agreement it has with Bank of America, National Association and Bank of America, National Association acting through its Canada branch.  In connection with that amendment and restatement, certain financial covenants were amended under the credit agreement to enable the Company to comply with those covenants.  The Company may need to further amend the credit agreement or obtain waivers from the lenders under that agreement in order to avoid being in default at some future date.  There can be no assurances that the Company would be successful in obtaining any such amendment or waiver.  If the Company were to violate one of those or other covenants or provisions under the credit agreement and not amend the credit agreement to address or obtain a waiver of the violation, it could breach the credit agreement, resulting in a default of the credit agreement.  If such a default were to occur, the lenders could require the Company to repay all amounts outstanding under the credit agreement.  If the Company were unable to repay those amounts due, the lenders could have its rights over the collateral (most of the Company’s and its domestic subsidiaries’ (excluding Congoleum) assets) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company's Tape Division principally sells its products through distributors.  Sales to five unaffiliated customers accounted for approximately 20% of the Company's Tape Division's net sales for the year ended December 31, 2007.  The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors.  Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations, or financial condition.  Congoleum derives a significant percentage of its sales from two of its distributors.  These two distributors accounted for approximately 66% of Congoleum's net sales for the year ended December 31, 2007.

The Company's subsidiary K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives.  Four of K&M's customers accounted for approximately 58% of its net sales for the year ended December 31, 2007.  The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Item 3.  Defaults Upon Senior Securities

On August 3, 1998, Congoleum issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%.  The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption.  The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million.  The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” as of March 31, 2008 (see Note H of the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).   During 2007, Congoleum reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 5.  Other Information

On May 6, 2008, American Biltrite Inc. issued a press release announcing its financial results for the three months ended March 31, 2008. A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.1.

On May 6, 2008, at American Biltrite Inc.'s 2008 annual meeting of stockholders (the "2008 Annual Meeting"), American Biltrite Inc.'s stockholders approved the American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (the "Amended and Restated 1999 Plan") and an amendment (the "1993 Plan Amendment") to the American Biltrite Inc. 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (the "1993 Plan").  The Amended and Restated 1999 Plan and the 1993 Plan Amendment became effective upon receipt of such stockholder approval.

The Amended and Restated 1999 Plan increased by 50,000 (from 50,000 to 100,000) the number of shares of American Biltrite Inc. common stock reserved and available for issuance under the plan, extended the term of the plan to July 1, 2019 and reflected certain conforming and administrative changes.

The 1993 Plan Amendment increased by 250,000 (from 550,000 to 800,000) the number of shares of American Biltrite Inc. common stock reserved for the grant of awards under the 1993 Plan.  In addition, in connection with the 1993 Plan Amendment, the Company's stockholders were asked to re-approve at the 2008 Annual Meeting the "Performance Factors" included in the 1993 Plan.  The attainment of the "Performance Factors" may be made a condition to the vesting of awards made under the 1993 Plan.  The stockholders of American Biltrite Inc. re-approved the "Performance Factors" at the 2008 Annual Meeting.  The 1993 Plan Amendment also includes a technical fix to correct an administrative error included in the "Performance Factors."

The foregoing descriptions of the Amended and Restated 1999 Plan and the 1993 Plan Amendment are summaries and are qualified in their entirety by the terms of the Amended and Restated 1999 Plan and the 1993 Plan Amendment.  A copy of the Amended and Restated 1999 Plan is attached hereto as Exhibit 10.5 and incorporated herein by reference.  A copy of the 1993 Plan together with the 1993 Plan Amendment is attached hereto as Exhibit 10.6 and incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1 III
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

4.2 IV
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

10.1 III
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

10.3 IV	Fifth Amendment to Personal Services Agreement, dated as of March 11, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10.4 IV	Second Amendment to the Business Relations Agreement, dated as of March 11,2008, by and between American Biltrite Inc. and Congoleum Corporation

10.5	American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

Exhibit No.	Description

10.6
American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997 and Amendment dated as of March 31, 2008 to the American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997

10.7 III
Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10.8	Form of Stock Option Agreement for American Biltrite Inc.’s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on and after April 1, 2008)

99.1	Press release dated May 6, 2008

99.2 V
Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008, not including the exhibits thereto with the exception of Exhibit C, which is included as Exhibit 99(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

99.3 V
Proposed Disclosure Statement with respect to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008, not including the exhibits thereto with the exception of Exhibit A, which is included as Exhibit 99(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

99.4 V
Intercompany Term Sheet, which is Exhibit C to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008

99.5 III
Put/Call Agreement, dated as of February 20, 2008, among Congoleum Corporation, the Initial Backstop Participants and the Trust to be formed, which is Exhibit I to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

I
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997  (1-4773)

II	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

III	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on March 17, 2008

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on February 11, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
             (Registrant)

Date: May 12, 2008	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1 III
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

4.2 IV
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

10.1 III
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

10.3 IV	Fifth Amendment to Personal Services Agreement, dated as of March 11, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10.4 IV	Second Amendment to the Business Relations Agreement, dated as of March 11,2008, by and between American Biltrite Inc. and Congoleum Corporation

10.5	American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

Exhibit No.	Description

10.6
American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997 and Amendment dated as of March 31, 2008 to the American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997

10.7 III
Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10.8	Form of Stock Option Agreement for American Biltrite Inc.’s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on and after April 1, 2008)

99.1	Press release dated May 6, 2008

99.2 V
Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008, not including the exhibits thereto with the exception of Exhibit C, which is included as Exhibit 99(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

99.3 V
Proposed Disclosure Statement with respect to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008, not including the exhibits thereto with the exception of Exhibit A, which is included as Exhibit 99(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

99.4 V
Intercompany Term Sheet, which is Exhibit C to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008

99.5 III
Put/Call Agreement, dated as of February 20, 2008, among Congoleum Corporation, the Initial Backstop Participants and the Trust to be formed, which is Exhibit I to the Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Futures Representative, the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of February 5, 2008

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

I
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997  (1-4773)

II	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

III	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on March 17, 2008

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on February 11, 2008