Form 10-Q
period 2008-06-30
AMERICAN BILTRITE INC
filed 2008-08-14
CIK 4611

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2008	Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008

Common Stock	3,441,551 shares

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

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of June 30, 2008 (Unaudited) and December 31, 2007	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of June 30, 2008 (Unaudited) and December 31, 2007	2

		Consolidating Condensed Statements of Operations (Unaudited) For the Three Months Ended June 30, 2008 and 2007	3

		Consolidating Condensed Statements of Operations (Unaudited) For the Six Months Ended June 30, 2008 and 2007	4

		Consolidating Condensed Statements of Cash Flows – Operating Activities (Unaudited) For the Six Months Ended June 30, 2008 and 2007	5

		Consolidating Condensed Statements of Cash Flows – Investing & Financing Activities (Unaudited) For the Six Months Ended June 30, 2008 and 2007	6

		Notes to Unaudited Consolidating Condensed Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

	Item 4T.	Controls and Procedures	41

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	41

	Item 1A.	Risk Factors	42

	Item 3.	Defaults Upon Senior Securities	50

	Item 4.	Submission of Matters to a Vote of Security Holders	50

	Item 5.	Other Information	52

	Item 6.	Exhibits	53

Signature			55

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$29,049	$30,185			$26,474	$26,327	$2,575	$3,858
Restricted cash	29,373	6,501			29,373	6,501
Accounts receivable, net	43,968	41,345	$(433)	$(316)	17,120	14,162	27,281	27,499
Inventories	83,552	78,401	(123)	(125)	40,979	35,182	42,696	43,344
Deferred income taxes	961	961					961	961
Prepaid expense & other current assets	6,228	20,001			3,301	13,138	2,927	6,863
Total current assets	193,131	177,394	(556)	(441)	117,247	95,310	76,440	82,525

Property, plant & equipment, net	93,709	99,153			58,391	61,993	35,318	37,160

Other assets:
Insurance for asbestos-related liabilities	11,140	11,140					11,140	11,140
Goodwill, net	11,605	11,605					11,605	11,605
Other assets	18,809	19,014	(117)	(126)	11,741	11,909	7,185	7,231
	41,554	41,759	(117)	(126)	11,741	11,909	29,930	29,976

Total assets	$328,394	$318,306	$(673)	$(567)	$187,379	$169,212	$141,688	$149,661

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$18,211	$22,570	$(433)	$(316)	$8,687	$10,715	$9,957	$12,171
Accrued expenses	34,106	37,035			17,400	20,742	16,706	16,293
Asbestos-related liabilities	45,647	31,207			45,647	31,207
Deferred income taxes	7,725	7,725			7,725	7,725
Notes payable	32,336	30,309			17,436	10,551	14,900	19,758
Current portion of long-term debt	2,207	2,376					2,207	2,376
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	145,229	136,219	(433)	(316)	101,892	85,937	43,770	50,598

Long-term debt, less current portion	6,235	6,725					6,235	6,725
Asbestos-related liabilities	12,840	12,600					12,840	12,600
Other liabilities	12,685	12,195					12,685	12,195
Noncontrolling interests	895	1,093					895	1,093
Liabilities subject to compromise	129,926	129,605	(117)	(126)	130,043	129,731
Total liabilities	307,810	298,437	(550)	(442)	231,935	215,668	76,425	83,211

Stockholders’ equity
Common stock	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	19,651	19,607	(49,377)	(49,368)	49,377	49,368	19,651	19,607
Retained earnings	31,746	30,835	35,423	35,413	(63,526)	(65,417)	59,849	60,839
Accumulated other comprehensive loss	(15,727)	(15,487)	6,111	6,110	(22,687)	(22,687)	849	1,090
Less treasury shares	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Total stockholders’ equity	20,584	19,869	(123)	(125)	(44,556)	(46,456)	65,263	66,450
Total liabilities and stockholders’ equity	$328,394	$318,306	$(673)	$(567)	$187,379	$169,212	$141,688	$149,661

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended June 30, 2008 and 2007
(In thousands of dollars, except number of shares and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$101,239	$115,558	$-	$-	$47,166	$57,541	$54,073	$58,017

Cost of products sold	77,677	86,058	(400)	(371)	37,277	43,797	40,800	42,632
Selling, general & administrative expenses	23,576	24,975			9,238	9,963	14,338	15,012
(Loss) income from operations	(14)	4,525	400	371	651	3,781	(1,065)	373
Other income (expense)
Interest income	212	180			64	130	148	50
Interest expense	(611)	(3,687)			-	(3,077)	(611)	(610)
Other (expense) income	(146)	196	(407)	(368)	(350)	8	611	556
	(545)	(3,311)	(407)	(368)	(286)	(2,939)	148	(4)
(Loss) income before taxes and other items	(559)	1,214	(7)	3	365	842	(917)	369

Provision for income taxes	563	63			153	7	410	56
Noncontrolling interests	27	(20)					27	(20)
(Loss) income from continuing operations	(1,095)	1,131	(7)	3	212	835	(1,300)	293
Discontinued operation	1,025	-					1,025	-

Net (loss) income	$(70)	$1,131	$(7)	$3	$212	$835	$(275)	$293

	Basic		Diluted
	2008	2007	2008	2007
(Loss) income per common share from continuing operations	$(0.32)	$0.33	$(0.32)	$0.33
Discontinued operation	0.30	-	0.30	-

Net (loss) income per common share	$(0.02)	$0.33	$(0.02)	$0.33

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551	3,441,551	3,442,346

See accompanying notes to consolidating condensed financial statements.

 AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(In thousands of dollars, except number of shares and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$196,996	$215,589	$-	$-	$94,863	$106,856	$102,133	$108,733

Cost of products sold	150,270	160,253	(700)	(554)	74,101	81,113	76,869	79,694
Selling, general & administrative expenses	45,965	48,229			18,370	19,414	27,595	28,815
Income (loss) from operations	761	7,107	700	554	2,392	6,329	(2,331)	224
Other income (expense)
Interest income	1,363	336			1,192	254	171	82
Interest expense	(1,319)	(7,235)			(197)	(6,058)	(1,122)	(1,177)
Other income (expense)	87	148	(699)	(549)	(414)	(34)	1,200	731
	131	(6,751)	(699)	(549)	581	(5,838)	249	(364)
Income (loss) before taxes and other items	892	356	1	5	2,973	491	(2,082)	(140)

Provision for (benefit from) income taxes	1,082	(59)			1,082	7	-	(66)
Noncontrolling interests	67	(25)					67	(25)
(Loss) income from continuing operations	(123)	390	1	5	1,891	484	(2,015)	(99)
Discontinued operation	1,025	-					1,025	-

Net income (loss)	$902	$390	$1	$5	$1,891	$484	$(990)	$(99)

	Basic		Diluted
	2008	2007	2008	2007
(Loss) income per common share from continuing operations	$(0.04)	$0.11	$(0.04)	$0.11
Discontinued operation	0.30	-	0.30	-

Net income per common share	$0.26	$0.11	$0.26	$0.11

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551	3,441,551	3,442,326

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – OPERATING ACTIVITIES (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007
Operating activities
Net income (loss)	$902	$390	$1	$5	$1,891	$484	$(990)	$(99)
Net income from discontinued operation	(1,025)	-					(1,025)	-
Income (loss) from continuing operations	(123)	390	1	5	1,891	484	(2,015)	(99)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	7,915	8,130			5,299	5,393	2,616	2,737
Stock compensation expense	53	10			9	10	44	-
Change in operating assets and liabilities:
Accounts and notes receivable	(2,335)	(5,091)	108	402	(2,958)	(504)	515	(4,989)
Inventories	(5,039)	(1,387)	(1)	(5)	(5,797)	(1,329)	759	(53)
Prepaid expenses and other assets	593	2,770			669	2,805	(76)	(35)
Proceeds from legal fees disgorgement	9,168	-			9,168	-
Accounts payable and accrued expenses	(7,330)	8,027	(108)	(402)	(6,456)	7,683	(766)	746
Asbestos-related expenses	(8,472)	(7,783)			(8,472)	(7,783)
Noncontrolling interests	(198)	(51)					(198)	(51)
Other	1,690	(1,460)			1,373	(1,041)	317	(419)
Net cash (used) provided by operating activities of continuing operations	$(4,078)	$3,555	$-	$-	$(5,274)	$5,718	$1,196	$(2,163)

See accompanying notes to consolidating condensed financial statements.

 AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – INVESTING & FINANCING ACTIVITIES (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007
Investing activities
Investments in property, plant and equipment	$(2,274)	$(2,034)	$-	$-	$(1,504)	$(1,073)	$(770)	$(961)
Net cash used by investing activities of continuing operations	(2,274)	(2,034)	-	-	(1,504)	(1,073)	(770)	(961)

Financing activities
Net short-term borrowings (repayments)	2,173	4,488			6,885	800	(4,712)	3,688
Payments on long-term debt	(662)	(663)					(662)	(663)
Collection on Janus note receivable	4,034	-					4,034	-
Net change in restricted cash	40	(41)			40	(41)
Net cash provided (used) by financing activities of continuing operations	5,585	3,784	-	-	6,925	759	(1,340)	3,025
Effect of foreign exchange rate changes on cash	(369)	(602)					(369)	(602)
Net (decrease) increase in cash	(1,136)	4,703	-	-	147	5,404	(1,283)	(701)
Cash and cash equivalents at beginning of period	30,185	21,180			26,327	18,591	3,858	2,589

Cash and cash equivalents at end of period	$29,049	$25,883	$-	$-	$26,474	$23,995	$2,575	$1,888

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") of Congoleum Corporation ("Congoleum"), a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2008.  For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidating balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets.  Historical financial results were restated to reflect the classification of Janus as a discontinued operation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation.  In April 2006, the Company completed the sale of Janus’ remaining building and land (see Note C).  As a result of the sale of property, the discontinued operation was effectively dissolved during 2006.  As of December 31, 2006, the Company merged Janus with and into American Biltrite Inc.’s subsidiary, American Biltrite (Canada) Ltd. ("AB Canada"), primarily for the purposes of utilizing Janus’ prior years’ net operating losses against future taxable income.

Note A - Basis of Presentation (continued)

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003 in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court").  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $44.6 million and $46.5 million in excess of the value of ABI’s investment in Congoleum at June 30, 2008 and December 31, 2007, respectively.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded, at which time ABI expects its ownership interests in Congoleum will be eliminated.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

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

The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code.  Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003.  Pursuant to SOP 90-7, companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, the Plan Trust (as defined in Note K). Obligations arising post-petition and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise.  Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims related to pre-petition matters.

Note A - Basis of Presentation (continued)

Recently Issued Accounting Principles

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact to the consolidated financial statements.  The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities.  The adoption did not have a material impact to the consolidated financial statements (See Notes E and F).

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109").  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007.  As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007.  The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods.  Changes in the Company’s unrecognized tax benefits during the six months ended June 30, 2008 were immaterial.  Furthermore, the Company does not expect such changes in the next twelve months to be material to the Company’s financial position or results of operation.

Note A - Basis of Presentation (continued)

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

For the six months ended June 30, 2008, the Company did not record a tax benefit for American Biltrite’s year-to-date loss due to uncertainty in the future benefit and utilization of net operating losses. Income tax expense was recorded for the three months ended June 30, 2008 as a result of the reversal of a tax benefit recorded in the first quarter. Congoleum recorded a tax provision of $153 thousand and $1.1 million for the three and six months ended June 30, 2008, respectively, based on its expected effective tax rate for the year. Income tax provision and benefit recorded by American Biltrite and Congoleum for the three and six months ended June 30, 2007 were not significant.

The Company records tax penalties and interest as a component of income tax expense.

Note B - Inventories

Inventories at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Finished goods	$59,667	$55,478
Work-in-process	12,749	10,327
Raw materials and supplies	11,136	12,596

	$83,552	$78,401

Note C – Sale of Property

In April 2006, the Company completed the sale of a building and land owned by Janus, a discontinued operation (see Note A).  The building and land were sold for $5.0 million Canadian dollars ("C$").  The Company received C$1.0 million in cash and a C$4.0 million note.  The note was paid in full in May 2008 subsequent to the receipt of an environmental certification on the land sold.  The Company recognized a gain of approximately C$1.0 million on the sale of the building and land in May 2008.  The gain has been recorded as a gain from the discontinued operation.

Note D – Accrued Expenses

Accrued Expenses at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Accrued advertising and sales promotions	$14,644	$20,906
Employee compensation and related benefits	9,401	7,581
Interest	460	7
Environmental matters	849	849
Royalties	721	828
Income taxes	1,827	477
Other	6,204	6,387

	$34,106	$37,035

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

On August 14, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of June 30, 2008, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment permits the Company to include the principal proceeds it received from the payoff of a note (see Note C) to its Consolidated Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  The Credit Agreement includes a financial covenant that requires the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the "Fixed Charge Covenant").  Further, under

Note E – Financing Arrangements (continued)

the amendment, the lenders waived defaults that may have otherwise existed as of June 30, 2008 with respect to the Fixed Charges covenant.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  On March 12, 2008, the same parties entered into an amendment to the Credit Agreement to revise a financial covenant to remove the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  As a result of the amendments, the Company was in compliance with the Credit Agreement as of each quarter end for the year ended December 31, 2007 and the six months ended June 30, 2008.

On September 29, 2006, American Biltrite Inc. entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest.  The swap agreement for the Term Loan (the "Term Loan Swap") has a five year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan.  The swap agreement for the $6.0 million outstanding under the Revolver (the "Revolver Swap") has a three year term with quarterly settlement dates beginning December 31, 2006.  The Company expects its borrowings under the Revolver to remain above $6.0 million through September 29, 2009, the termination date of the Revolver Swap and the Revolver.  The Term Loan Swap and the Revolver Swap are carried at fair value.  Changes in the fair value of the swap agreements are recorded in Other Income (Expense).  For the three and six months ended June 30, 2008, the Company recorded a gain and a loss of $180 thousand and $80 thousand, respectively, for the adjustment of the fair values of the swap agreements.  For the three and six months ended June 30, 2007, the Company recorded a gain of $134 thousand and $90 thousand, respectively.

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

The Company’s only financial assets or liabilities subject to SFAS No. 157 are its interest rate swap agreements (see Note E).  Prior to the adoption of SFAS No. 157, the Company recorded the swap agreements at fair value.  The fair value of the swap agreements is based on quoted prices for similar assets or liabilities in active markets (Level 2).  As of June 30, 2008, the Company had recorded an unrealized loss of $408 thousand for its interest rate swap agreements.

Note G – Other Liabilities

Other Liabilities at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Pension benefits	$3,055	$2,817
Environmental remediation and product related liabilities	5,576	5,336
Deferred income taxes	1,528	1,337
Other	2,526	2,705

	$12,685	$12,195

See Note H for Liabilities Subject to Compromise.

Note H – Liabilities Subject to Compromise

As a result of Congoleum’s Chapter 11 filing (see Notes A and K), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. In addition, Congoleum’s accrued but unpaid interest expense on its 8 5/8% Senior Notes Due 2008 is also recorded in liabilities subject to compromise. See Notes A and K for further discussion of Congoleum’s asbestos liability and its pending Chapter 11 case.  Liabilities subject to compromise at June 30, 2008 and December 31, 2007 and included in ABI’s consolidated balance sheet at each such date were as follows (in thousands):

	June 30, 2008	December 31, 2007
Current liability
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	11,209	10,772
Other post-retirement benefit obligation	9,572	9,337
Pre-petition other liabilities	9,262	9,622
	130,043	129,731
Elimination – Payable to American Biltrite	(117)	(126)
Total non-current liability	129,926	129,605

Total liabilities subject to compromise	$134,923	$134,602

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

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,
	2008		2007
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$642	$56	$611	$53
Interest cost	1,652	144	1,606	142
Expected return on plan assets	(1,719)	-	(1,614)	-
Recognized net actuarial loss	384	15	337	18
Amortization of prior service cost	31	-	28	3

Net periodic benefit cost	$990	$215	$968	$216

	Six Months Ended June 30,
	2008		2007
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$1,284	$112	$1,214	$106
Interest cost	3,304	288	3,201	284
Expected return on plan assets	(3,438)	-	(3,211)	-
Recognized net actuarial loss	768	30	675	36
Amortization of prior service cost	62	-	54	6

Net periodic benefit cost	$1,980	$430	$1,933	$432

Note I – Pension Plans (continued)

The weighted average assumptions used to determine net periodic benefit cost for the six months ended June 30, 2008 and 2007 were as follows:

	2008		2007
	Pension	Other Benefits	Pension	Other Benefits

Discount rate	5.50% - 6.00%	6.00%	5.20% - 6.00%	6.00%
Expected long-term return on plan assets	7.00% - 7.50%	—	7.00% - 7.50%	—
Rate of compensation increase	4.00% - 5.00%	—	4.00% - 5.00%	—

Note J - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum.  Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s and Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s and Congoleum’s liability in proportion to other potentially responsible parties, the financial viability of other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company and Congoleum. While the Company and Congoleum believe their estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from the Company’s and Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on the Company’s and Congoleum’s costs, the Company and Congoleum are not aware of any pending legislation that would have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to their customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Note J - Commitments and Contingencies (continued)

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,339 pending claims involving approximately 1,894 individuals as of June 30, 2008.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to ABI's asbestos claims is as follows:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007

Beginning claims	1,360	1,332
New claims	261	523
Settlements	(8)	(20)
Dismissals	(274)	(475)

Ending claims	1,339	1,360

The total indemnity costs incurred to settle claims during the six months ended June 30, 2008 and the year ended December 31, 2007 were $0.6 million and $2.2 million, respectively, all of which were paid by ABI's insurance carriers pursuant to a February 1996 coverage-in-place agreement with ABI's applicable primary layer insurance carriers, as were the related defense costs.  In June 2008, ABI’s primary layer insurance carriers advised ABI that coverage limits under the February 1996 coverage-in-place agreement had exhausted.  ABI’s first-layer umbrella carriers are providing defense and indemnity coverage pursuant to an umbrella/first-layer excess policies arrangement (the “Umbrella Coverage”) between ABI and the applicable insurance carriers. The Umbrella Coverage addresses defense and indemnity obligations, allocation of claims to specific policies, and other matters.

Note J - Commitments and Contingencies (continued)

In addition to coverage available under the Umbrella Coverage, ABI has additional excess liability insurance policies that should provide further coverage if and when limits of certain policies within the Umbrella Coverage exhaust.  While ABI expects the Umbrella Coverage will result in the substantial majority of defense and indemnity for asbestos claims against ABI being paid by its insurance carriers for the foreseeable future, ABI may incur uninsured costs related to asbestos claims, and those costs could be material.  If ABI were to incur significant uninsured costs for asbestos claims, or its insurance carriers failed to fund insured costs for asbestos claims, such costs could have a material adverse impact on its liquidity, financial condition and results of operations.

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum) based upon a strategy to actively defend against or strategically seek settlement for those claims on a case by case basis in the normal course of business.  Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  In 2007, the Company utilized an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  At December 31, 2007, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2013 was $12.6 million to $41.4 million.  The Company believed no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $12.6 million in its consolidated financial statements at December 31, 2007.  At June 30, 2008, the Company has recorded $12.8 million for the estimated minimum liability.  The Company has also recorded, based on this minimum liability estimate, an estimate of the amount of insurance probable of recovery is $11.1 million at June 30, 2008 and December 31, 2007, which has been included in other assets in the Company’s consolidated balance sheet.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts and a number of assumptions made prior to the completion of the umbrella/first-layer excess policies arrangement.  The Company intends to engage an actuary to estimate the amount

Note J - Commitments and Contingencies (continued)

of insurance probable of recovery taking that arrangement into consideration.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

There have been no material developments relating to the environmental sites or the other environmental matters described in ABI's Annual Report on Form 10-K during the six month period ended June 30, 2008.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities.  See Note K.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a potentially responsible party ("PRP") in pending proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws.  In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information.  The pending proceedings in which Congoleum is a named PRP currently relate to eight disposal sites in New Jersey, Pennsylvania and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites.  Congoleum’s ultimate liability and funding obligations in connection with those other sites depends on many factors, including the volume of material contributed to the site by Congoleum, the number of other PRP’s and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable by Congoleum from relevant insurance policies.  However, under CERCLA and certain other laws, Congoleum, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

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

Congoleum also accrues remediation costs for certain of Congoleum’s owned facilities on an undiscounted basis.  Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total clean-up costs of $1.3 million for Congoleum’s expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise in ABI’s consolidated balance sheet as of June 30, 2008 and December 31, 2007.

Note J - Commitments and Contingencies (continued)

At June 30, 2008 and December 31, 2007, Congoleum recorded a total of $4.4 million for estimated environmental liabilities, which liabilities were not reduced by the amount of expected insurance recoveries.  At June 30, 2008 and December 31, 2007, such estimated insurance recoveries are approximately $2.2 million.  Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance assets for environmental matters are collectible from a single carrier.

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

Note K – Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (the "ACC"), the Future Claimants’ Representative (the "FCR") and other asbestos claimant representatives.  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the "Tenth Plan") and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the "Joint Plan"). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.

Although the Joint Plan was ruled not legally confirmable, the following description of the terms of the Joint Plan is provided as it may be useful to the reader.  Under the terms of the Joint Plan, a trust would have been created upon consummation of the Joint Plan, which trust would have assumed the liability for Congoleum’s current and future asbestos claims (the "Plan Trust").  That trust would have received the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and would have been assigned Congoleum’s rights under its remaining policies covering asbestos product liability.  The trust would also have received 50.1% of the newly issued common stock of reorganized Congoleum when the plan took effect (the "Trust Shares"), which Trust Shares would have been subject to the Put/Call Agreement described below.

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would have received when the plan took effect on a pro rata basis $80 million principal amount of new 9.75% senior secured notes that matured five years from issuance.  The new senior secured notes would have been subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization.  In addition, holders of the $100 million 8.625% Senior Notes due in August 2008 would have received 49.9% of the newly issued common stock of reorganized Congoleum when the plan took effect.  Congoleum’s obligations for the $100 million in 8.625% senior notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would have been satisfied by the new senior secured notes and the common stock issued when the Joint Plan took effect.

Under the terms of the Joint Plan, existing shares of Class A and Class B common stock of Congoleum would have been eliminated when the plan took effect and holders of those shares, including ABI, would not have received anything on account of their eliminated shares.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

In connection with the Joint Plan, Congoleum and certain parties have entered into an agreement (the "Put/Call Agreement").  Pursuant to the Put/Call Agreement, for the first 60 days after the date the Joint Plan was effective (the "Effective Date"), the Plan Trust could have, at its sole option, elected to cause participating holders of Senior Notes (the "Backstop Participants") to purchase all, but not less than all, of the Trust Shares for an aggregate purchase price equal to $5.25 million. Similarly, for the first 90 days after the Effective Date, the Backstop Participants would have had the right to cause the Plan Trust to sell all, but not less than all, of the Trust Shares to the Backstop Participants for an aggregate purchase price equal to $7.5 million.  The Put/Call Agreement expired by its terms as of June 30, 2008.

The Joint Plan also included certain terms that would have governed an intercompany settlement among ABI and its non-debtor subsidiaries and Congoleum and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum which would have been effective when the Joint Plan took effect and would have had a term of two years.  Those intercompany arrangements included the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Joint Plan provided that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the FCR, the official committee of bondholders, the ACC and American Biltrite. Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire September 30, 2008 unless renewed.

There can be no assurance that any plan of reorganization will subsequently be proposed or, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any other plan will receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the "District Court"), or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued litigation over any plan of reorganization and the state court insurance coverage litigation.  It also is unclear whether any other person might successfully propose a plan that gets confirmed or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a settlement agreement (the "Claimant Agreement"), which provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a trust (the "Collateral Trust") to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced certain adversary proceedings (the "Avoidance Actions") seeking to void the security interest granted to the Collateral Trust and such pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court has rendered decisions that the grant of the security interest was not valid but denying motions to avoid the pre-petition settlements; certain of these decisions are under appeal.  The terms of the Joint Plan provided for a settlement of litigation related to the Avoidance Actions, but it is not possible to determine if any future plan will include such a settlement or how any such plan-based settlement of the Avoidance Actions may affect the nominal liability of Congoleum under the pre-petition settlements.  In connection with soliciting acceptance of the Joint Plan, the voting agent distributed ballots to approximately 146 thousand personal injury claimants, which included holders of claims under the Claimant Agreement and the individual trial listed settlements discussed above, as well as holders of additional alleged claims.  Approximately 71 thousand valid ballots were returned indicating claims with a value of $1.46 billion based on the settlement values applicable under the Joint Plan.  It is also likely that additional new claims will be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first six months of 2008, Congoleum paid $8.5 million (before recoveries) in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and insurance coverage litigation.  Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 1997.  In the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge based upon the terms of the then-pending Joint Plan.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not be collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the state court insurance coverage litigation.  In the fourth quarter of 2007, Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its $100 million 8.625% Senior Notes due in August 2008.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the holders of the Senior Note would not have received any post-petition interest.  Congoleum has ceased to accrue interest on its Senior Notes.  Congoleum may record further charges based on the terms and expected timing of any future proposed plan of reorganization.

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, Gilbert, Heintz & Randolph LLP (currently known as Gilbert Randolph LLP) ("GHR") to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement pursuant to which GHR was to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement with GHR in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of that settlement in March 2008.

Note L - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net (loss) income	$(70)	$1,131	$902	$390
Foreign currency translation adjustments	243	1,473	(240)	1,708

Total comprehensive income	$173	$2,604	$662	$2,098

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

Note N - Industry Segments

Description of Products and Services

The Company has four reportable segments:  flooring products, tape division, jewelry and a Canadian division. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings, which are sold primarily through floor covering distributors to retailers and contractors for commercial and residential use. The tape division segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore.  The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores.  The Company's Canadian division produces flooring, rubber and other industrial products.

Net sales by segment for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales to external customers:
Flooring products	$47,166	$57,541	$94,863	$106,856
Tape products	26,042	25,804	48,485	49,922
Jewelry	12,709	17,143	24,456	30,733
Canadian division	15,322	15,070	29,192	28,078
Total net sales to external customers	101,239	115,558	196,996	215,589
Intersegment net sales:
Flooring products	-	-	-	-
Tape products	-	-	-	-
Jewelry	-	-	-	-
Canadian division	995	1,334	2,216	2,599
Total intersegment net sales	995	1,334	2,216	2,599
Reconciling items	-	-	-	-
Intersegment net sales	(995)	(1,334)	(2,216)	(2,599)

Total consolidated net sales	$101,239	$115,558	$196,996	$215,589

Note N - Industry Segments

Segment profit or loss is before income tax expense or benefit, noncontrolling interests, and net income (loss) from discontinued operations.  Profit (loss) by segment for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment profit (loss)
Flooring products	$365	$842	$2,973	$491
Tape products	(642)	(242)	(231)	(663)
Jewelry	(625)	774	(1,956)	536
Canadian division	454	295	556	382
Total segment profit	(448)	1,669	1,342	746
Reconciling items
Corporate expenses	(105)	(458)	(452)	(395)
Intercompany profit	(6)	3	2	5
Total consolidated (loss) income before income taxes and other items	$(559)	$1,214	$892	$356

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

	June 30, 2008	December 31, 2007
Segment assets
Flooring products	$187,379	$169,212
Tape products	60,348	52,287
Jewelry	31,782	38,046
Canadian division	34,656	37,907
Total segment assets	314,165	297,452
Reconciling items
Corporate items	31,676	31,523
Intersegment accounts receivable	(17,206)	(10,417)
Intersegment profit in inventory	(124)	(126)
Intersegment other asset	(117)	(126)

Consolidated assets	$328,394	$318,306

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum.  However, under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would have been eliminated and ABI expects its ownership interest in Congoleum to be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed joint plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.

There can be no assurance that any plan of reorganization will subsequently be proposed or, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued litigation over any plan of reorganization and the state court insurance coverage litigation.  It also is unclear whether any other person might successfully propose a plan that gets confirmed or what any such plan, when confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

ABI estimates that it will spend $400 thousand for legal fees in 2008, which it has accrued, in connection with Congoleum’s reorganization plan.  Actual costs for pursuing and implementing any plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the minimum estimated cost increase.

Due to Congoleum’s reorganization and separate capital structure, as well as the anticipated elimination of ABI’s ownership interest in Congoleum, the Company believes that presenting the results of operations of ABI and its non-debtor subsidiaries separately from those of Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

Please refer to "Risk Factors – The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company’s and Congoleum’s strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company" and "Elimination of the Company’s interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition" included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Company’s and Congoleum’s goals for resolving their asbestos liabilities.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidating financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the Company’s financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
	(In thousands)

Net sales	$54,073		$58,017		$102,133		$108,733
Cost of sales	40,800		42,632		76,869		79,694
Gross profit	13,273	24.5%	15,385	26.5%	25,264	24.7%	29,039	26.7%
Selling, general & administrative expenses	14,338	26.5%	15,012	25.9%	27,595	27.0%	28,815	26.5%
Operating (loss) income	(1,065)		373		(2,331)		224

Interest expense, net	(463)		(560)		(951)		(1,084)
Other income, net	611		556		1,200		731
(Loss) income before taxes and other items	(917)		369		(2,082)		(140)
Provision for (benefit from) income taxes	410		56		-		(66)
Noncontrolling interests	27		(20)		67		(25)
(Loss) income from continuing operations	(1,300)		293		(2,015)		(99)
Discontinued operation	1,025		-		1,025		-

Net (loss) income	$(275)		$293		$(990)		$(99)

Net sales in the second quarter of 2008 were $54.1 million compared to $58.0 million in the second quarter of 2007, a decrease of $3.9 million or 6.8%.  This sales decrease was due to lower jewelry sales, which were down $4.4 million or 25.8% in the second quarter of 2008 compared with the second quarter of 2007.  Retail demand for jewelry through mass merchandisers under current economic conditions is weak and anticipated to remain so until general conditions improve.

Net sales for the first six months of 2008 decreased $6.6 million (6.1%) to $102.1 million from $108.7 million for the first half of 2007.  This decrease was primarily due to the lower sales of jewelry in the first half of 2008, which were down $6.3 million or 20.4% over the same period in 2007.  Lower Tape division sales in the first quarter of 2008 compared to the first quarter of 2007 of paper, film, HVAC and electrical products in the U.S. also contributed to the decrease.

Gross profit decreased from 26.5% of net sales for the second quarter of 2007 to 24.5% for the second quarter of 2008.  The decline in gross profit as a percent of sales was primarily due to lower gross profit margins in the jewelry segment, which experienced increased merchandise costs and price allowances, as well as the impact of a lower proportion of jewelry sales, which have higher profit margins than other segment sales, on the overall sales mix.  Gross profit margins were also slightly lower at the Tape and Canadian divisions, due to inflation on raw materials and energy.

Gross profit for the six months ended June 30, 2008 was 24.7% compared to 26.7% for the first six months of 2007.  The decline in gross profit as a percent of sales was primarily due to lower gross profit margins in the jewelry segment, which experienced increased merchandise costs and price allowances, as well as the impact of a lower proportion of jewelry sales, which have higher profit margins than other segment sales, on the overall sales mix.  Gross profit margins were also slightly lower at the Tape division, due to inflation on raw materials and energy and lower production volumes.  Gross profit margins at the Canadian division for the six months ended June 30, 2008 improved slightly over the year earlier period as cost reductions and pricing exceeded inflation.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative ("SG&A") expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended June 30, 2008 and 2007 would have been 23.9% and 26.0%%, respectively.  The gross profit margins for the six months ended June 30, 2008 and 2007 would have been 24.1% and 26.2%, respectively.

SG&A expenses in the second quarter of 2008 decreased by $674 thousand or 4.5% compared to the second quarter of 2007.  This decrease was due to expense reductions at K&M, partly offset by somewhat higher expense levels at Tape and Canada.  As a percentage of net sales, SG&A increased from 25.9% for the second quarter of 2007 to 26.5% for the second quarter of 2008.  SG&A expenses for the six months ended June 30, 2008 were $27.6 million (27.0% of net sales) versus $28.8 million (26.5% of net sales) for the first half of 2007, a decrease of $1.2 million, due to expense reductions at K&M and the effect of an insurance settlement for a product recall at the Tape division.

Net interest expense for the second quarter and first half of 2008 was lower compared to the same periods in 2007 due to lower average borrowings.

For the six months ended June 30, 2008, the Company did not record a tax benefit for American Biltrite’s year-to-date loss due to uncertainty in the future benefit and utilization of net operating losses.  Income tax expense was recorded for the three months ended June 30, 2008 as a result of the reversal of a tax benefit recorded in the first quarter.

The loss from continuing operations in the second quarter of 2008 was $1.3 million compared to income from operations of $293 thousand in the corresponding prior year period.  For the six months ended June 30, 2008, the loss from continuing operations was $2.0 million compared to a loss of $99 thousand for the same period last year.

In April 2006, the Company entered into an agreement to sell a building and land owned by Janus, a discontinued operation.  The gain on the sale was deferred and then recognized in May 2008 subsequent to the receipt of an environmental certification on the land sold and receipt of payment of the $4 million principal amount of the note previously issued by the buyer as part of the consideration for that sale.  The gain of approximately $1 million was recorded as a gain from a discontinued operation during the second quarter of 2008.

Congoleum

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
	(In thousands)

Net sales	$47,166		$57,541		$94,863		$106,856
Cost of sales	37,277		43,797		74,101		81,113
Gross profit	9,889	21.0%	13,744	23.9%	20,762	21.9%	25,743	24.1%
Selling, general & administrative expenses	9,238	19.6%	9,963	17.3%	18,370	19.4%	19,414	18.2%
Operating income	651		3,781		2,392		6,329
Interest income (expense), net	64		(2,947)		995		(5,804)
Other (expense) income, net	(350)		8		(414)		(34)
Income before taxes	365		842		2,973		491
Provision for income taxes	153		7		1,082		7

Net income	$212		$835		$1,891		$484

Net sales for the three months ended June 30, 2008 were $47.2 million as compared to $57.5 million for the three months ended June 30, 2007, a decrease of $10.3 million or 18% on net sales.  The decrease is attributable to significant declines in new residential construction demand, continued weakness in the remodeling activity and a downturn in manufactured housing and recreational vehicle production.

Net sales for the six months ended June 30, 2008 total $94.9 million as compared to $106.9 million for the six months ended June 30, 2007, a decrease of $12.0 million or 11.2%.  The factors driving the decrease are substantially the same as those affecting the decrease in second quarter sales, described above.

Gross profit for the three months ended June 30, 2008 totaled $9.9 million, or 21.0% of net sales, compared to $13.7 million, or 23.9% of net sales, for the same period last year.  The decrease in gross profit dollars reflects the lower sales levels while the reduced gross profit margin percentage reflects sharp increases in raw material costs (negative impact of 2.9%), partially offset by manufacturing cost reductions instituted in the manufacturing facilities.

Gross profit for the six months ended June 30, 2008 totaled $20.8 million, or 21.9% of net sales, compared to $25.7 million, or 24.1% of net sales, for the same period last year.  The decrease in gross profit dollars reflects the lower sales levels, with the decline in gross profit margins reflecting escalating raw material costs and lower production volume over which to spread fixed manufacturing overhead, partially offset by manufacturing cost reductions.

SG&A expenses were $9.2 million for the three months ended June 30, 2008 as compared to $10.0 million for the three months ended June 30, 2007, a decrease of $0.8 million.  The decrease reflects cost reduction measures enacted during the 2008 second quarter including headcount and expense reductions.  Congoleum took a one-time severance charge of $750 thousand during the 2008 second quarter.

SG&A expenses were $18.4 million for the six months ended June 30, 2008 compared to $19.4 million for the six months ended June 30, 2007, a decrease of $1.0 million.  Cost reduction measures instituted during the second quarter of 2008 substantially accounted for most of the decrease.

Income from operations totaled $0.7 million for the three months ended June 30, 2008 compared to income of $3.8 million for three months ended June 30, 2007, reflecting lower sales and gross margins, partially offset by lower operating expenses.  Income from operations was $2.4 million for the six months ended June 30, 2008 compared to $6.3 million for the six months ended June 30, 2007, reflecting lower sales and gross margins, partially offset by the reduced SG&A expenses.

The provision for income taxes was $1.1 million for the six months ending June 30, 2008.   The full year effective tax rate is expected to approximate 34%. Congoleum recorded a minimal provision for income taxes for the six months ended June 30, 2007.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents decreased $1.3 million in the six months ended June 30, 2008 to $2.6 million. Working capital at June 30, 2008 was $32.7 million compared to $31.9 million at December 31, 2007.  The ratio of current assets to current liabilities at June 30, 2008 was 1.75 compared to 1.63 at December 31, 2007.  Cash from operating activities for the six months ended June 30, 2008 exceeded requirements for working capital and capital expenditures, and the excess, together with the $4.0 million in proceeds from the Janus note receivable, were used to reduce short term borrowings.  Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2008, compared to cash used by operating activities of $2.2 million for the six months ended June 30, 2007, primarily due to lower investment in accounts receivable.

Capital expenditures in the first half of 2008 were $770 thousand compared to $961 thousand for the first half of 2007.  It is anticipated that capital spending for the full year 2008 will be approximately $3-4 million.

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

American Biltrite Inc. has entered into interest rate swap agreements that effectively fix the LIBOR rate component of the Term Loan and $6.0 million of the Revolver at 5.18% and 5.15%, respectively.

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

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  At March 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that there be no consecutive quarterly net losses from continuing operations.  On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment revised that financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  The Company was in compliance with the financial covenants of its debt agreements at June 30 and September 30, 2007.  At December 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that requires a ratio of Adjusted EBITDA to Consolidated Interest Expense (as such terms are defined in the Credit Agreement) to exceed 1.0 and that there be no consecutive quarterly net losses from continuing operations.  On March 12, 2008, the same parties entered into an amendment to the Credit Agreement to revise a financial covenant to remove the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.

On August 14, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of June 30, 2008, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment permits the Company to add the principal proceeds it received from the payoff of a note (see Note C of the Notes to Unaudited Consolidating Condensed Financial Statements, which is included in Part I, Item 1 of this Quarterly Report on Form 10-Q) to its Consolidated Adjusted EBITDA, as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  The Credit Agreement includes a financial covenant that requires the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the "Fixed Charge Covenant").  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of June 30, 2008 with respect to the Fixed Charge Covenant.  ABI paid BofA a fee of $50 thousand in connection with this amendment.

The Company may need to further amend the Credit Agreement or obtain waivers from the lenders under that agreement in order to avoid being in default at some future date.  There can be no assurances that the Company would be successful in obtaining any such amendment or waiver.

Under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would have been eliminated and ABI expects that its ownership interest in Congoleum will likely be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI’s business, operations and financial condition. In connection with Congoleum’s plan of reorganization, ABI expects to spend $400 thousand in 2008, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  Please refer to Notes 1 and 9 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, for a discussion of Congoleum’s bankruptcy proceedings.  These matters continue to have a material adverse impact on Congoleum’s liquidity and capital resources.  During the first six months of 2008, Congoleum paid $8.5 million in fees and expenses related to reorganization proceedings under Chapter 11 and the Coverage Action.  Furthermore, at June 30, 2008, Congoleum had incurred but not paid approximately $10.0 million in additional fees and expenses for services rendered through that date.

Based on the Joint Plan that was the subject of the Bankruptcy Court’s June 6, 2008 ruling (see Note K of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I. Item 1 of this quarterly Report on Form 10-Q), Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its $100 million 8.625% Senior Notes due August 2008.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the holders of the Senior Notes would not have received any post-petition interest.  Congoleum has ceased to accrue interest on its Senior Notes.

In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement pursuant to which GHR was to pay Congoleum approximately $9.2 million plus accruing interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of that settlement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2008, were $26.5 million, an increase of $0.1 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at June 30, 2008 and December 31, 2007.  Additionally, $6.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at June 30, 2008. In the second quarter of 2008 Congoleum received an additional $22.7 million from another insurance carrier which is also included in restricted cash.  Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to Section 524(g) of the Bankruptcy Code.  Working capital was $15.4 million at June 30, 2008, up from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.2 to 1.0 at June 30, 2008 and 1.1 to 1.0 at December 31, 2007, respectively.  Net cash used in operations during the six months ended June 30, 2008 was $5.3 million, as compared to net cash provided by operations of $5.7 million during the six months ended June 30, 2007.

Capital expenditures for the six months ended June 30, 2008 totaled $1.5 million.  Congoleum is currently planning capital expenditures of approximately $6.0 million in 2008 and between $5.0 million and $7.0 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2008 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million. Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization.  It also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants at June 30, 2008. Borrowings under this facility are collateralized by inventory and receivables.  At June 30, 2008, based on the level of receivables and inventory, $25.0 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $17.4 million was utilized by the revolving loan.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum.  Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 5 of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).  These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which it expects would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along by Congoleum to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets in ABI’s consolidated balance sheet.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum believes that its existing cash (excluding restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2008.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note J "Commitments and Contingencies" and Note K "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in "Risk Factors – The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum’s equity holders, including the Company" and "Elimination of the Company’s interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition" included in Part II, Item 1A of this Quarterly Report on Form 10-Q, are incorporated herein by reference.

Item 1A.  Risk Factors

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company.

As more fully set forth in Notes J and K of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  A joint plan of reorganization for Congoleum proposed by the FCR, the ACC, the Bondholders’ Committee and Congoleum was filed in the Bankruptcy Court, which plan is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Joint Plan."  While that plan was found to be legally unconfirmable, it had sufficient creditor support to have been confirmed and may be a starting point for any subsequent plan negotiations.  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would have been eliminated and ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Any plan of reorganization for Congoleum, if proposed, will be subject to numerous conditions, approvals and other requirements, including the receipt of necessary creditor, claimant and court approvals.  Certain insurers are contesting the Joint Plan in the bankruptcy court and Congoleum is involved in ongoing litigation against its insurers in a state court coverage action.  If the insurers are successful in contesting any future reorganization plan or in denying coverage under the insurance policies, such reorganization plan may not receive necessary court approval or may not become effective.  Further, even if the insurers are not successful in contesting any future plan that may be proposed or in denying coverage under the insurance policies, Congoleum may be required to incur significant time and expense litigating against the insurers, which could further delay any confirmation or effectiveness of any reorganization plan.  In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well the bankruptcy proceedings generally.

Under the terms of the Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI's contribution to Congoleum in 1993 of ABI's tile division, and the joint venture agreement itself, would have been deemed rejected and disallowed upon the effective date of the Joint Plan, and therefore eliminated.  The Joint Plan's rejection and disallowance of the joint venture agreement and ABI’s claims thereunder included any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum's Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Joint Plan became effective.

In addition, in view of ABI’s relationships with Congoleum, ABI will be affected by Congoleum's negotiations regarding, and its pursuit of, any plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be.  In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum's business, results of operations or financial condition and could have a material adverse effect on ABI’s business, results of operations or financial condition.

The Company has its own direct asbestos liability as well.  The Company's strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis.  To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies.  The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future pursuant to an umbrella/first-layer excess policies arrangement between the Company and the applicable insurance carriers.  It is possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos, that the policies providing coverage under the umbrella/first-layer excess policies arrangement will exhaust, or that the carriers responsible for such policies may at some future date be unwilling or unable to meet their obligations under the policies or that arrangement.  If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies due to the carriers which underwrote those policies being insolvent or otherwise, ABI may have to fund such liabilities, which could have a material adverse effect on ABI's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A and K of the Notes to Unaudited Consolidating Condensed Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part I, Item 1 and Part I, Item 2, respectively, of this Quarterly Report on Form 10-Q.

Elimination of the Company’s interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum and ABI’s business, operations and financial condition.

Under the Joint Plan, ABI's ownership interest in Congoleum would have been eliminated and ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  Pursuant to the terms of the Joint Plan, the plan trust established upon effectiveness of the Joint Plan would have owned 50.1% of reorganized Congoleum's outstanding common stock and Congoleum’s bondholders would have owned the remaining 49.9% of reorganized Congoleum's outstanding common stock, with the plan trust’s share of reorganized Congoleum’s outstanding common stock being subject to a put/call agreement that ABI expected would have resulted in the plan trust’s divestiture of its 50.1% share of reorganized Congoleum’s outstanding common stock following the effective date of the Joint Plan.  There can be no assurances as to the ownership structure under the terms of any new reorganization plan that may be proposed or how such structure and any other change in ownership and control may affect reorganized Congoleum’s business, operations and financial condition, or its future relationships with ABI.

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum.  Agreements for these current intercompany arrangements expire on September 30, 2008.  It is not known whether ABI, Congoleum and the other parties in interest will agree to extend the term of these arrangements, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be.  The terms of the Joint Plan provided for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Joint Plan.  The Joint Plan provided that the new agreement would be in form and substance mutually agreeable to the FCR, the Bondholders' Committee, the ACC and ABI.  Pursuant to that new agreement, ABI's current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI's current president and chief operating officer during normal working hours and on an annual basis, and ABI's current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis.  Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

The Company has had to amend its debt agreements in the past in order to avoid being in default of those agreements and may have to do so again in the future, and the Company's ability to obtain additional financing may be limited.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  Most recently, on August 14, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of June 30, 2008, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  That credit agreement, as amended and restated, governs ABI's primary source of borrowings.  The August 14, 2008 amendment permits the Company to add the principal proceeds it received from the payoff of a note to its Consolidated Adjusted EBITDA, as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  The Credit Agreement includes a financial covenant that requires the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the "Fixed Charge Covenant").  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of June 30, 2008 with respect to the Fixed Charge Covenant.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  On March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the credit agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under that credit agreement.  The March 12, 2008 amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the credit agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the credit agreement).  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  On September 25, 2006, the Company entered into an amendment and restatement to the credit agreement it has with Bank of America, National Association and Bank of America, National Association acting through its Canada branch.  In connection with that amendment and restatement, certain financial covenants were amended under the credit agreement to enable the Company to comply with those covenants.  The Company may need to further amend the credit agreement or obtain waivers from the lenders under that agreement in order to avoid being in default at some future date.  There can be no assurances that the Company would be successful in obtaining any such amendment or waiver.  If the Company were to violate one of those or other covenants or provisions under the credit agreement and not amend the credit agreement to address or obtain a waiver of the violation, it could breach the credit agreement, resulting in a default of the credit agreement.  If such a default were to occur, the lenders could require the Company to repay all amounts outstanding under the credit agreement.  If the Company were unable to repay those amounts due, the lenders could have its rights over the collateral (most of the Company’s and its domestic subsidiaries’ (excluding Congoleum) assets) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The market for the Company's and its majority-owned subsidiary Congoleum's products and services is highly competitive.  Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, to the extent any of the Company's or Congoleum's competitors make a filing under Chapter 11 of the Bankruptcy Code and emerge from bankruptcy as continuing operating companies that have shed much of their pre-filing liabilities, those competitors could have a cost competitive advantage over Congoleum.  In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

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

The Company and its majority-owned subsidiary Congoleum are subject to the effects of general economic conditions.  A sustained general economic slowdown could have serious negative consequences for the Company's business, results of operations and financial condition.  Moreover, their businesses are affected by the economic factors that affect their respective industries.  The slowdown in the housing industry has resulted in reduced demand for the Company’s and Congoleum’s products.  In addition, current economic conditions have resulted in reduced demand for the Company’s jewelry and automotive products.  The impact of these conditions on the Company’s business, results of operations and financial condition could become more severe if such conditions continue or deteriorate.

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

Item 3.  Defaults Upon Senior Securities

On August 3, 1998, Congoleum issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%.  The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption.  The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of Congoleum’s Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million.  The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” as of June 30, 2008 (see Note H of the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).   During 2007, Congoleum reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders held on May 6, 2008, all director nominees were elected.

The four nominees who were elected as Class II directors will hold office until the annual meeting of stockholders to be held in 2011 and until their successors are duly elected and qualified. The results of the vote for the election of those directors are set forth below.

Name	Number of Votes For	Number of Votes Withheld

Mark N. Kaplan	2,689,194	481,773
Natalie S. Marcus	2,703,351	467,616
William M. Marcus	2,703,155	467,812
Kenneth I. Watchmaker	3,095,228	75,739

At the annual meeting of the Company’s stockholders held on May 6, 2008, the Company's stockholders also approved the American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (the "Amended and Restated 1999 Plan") and an amendment (the "1993 Plan Amendment") to the American Biltrite Inc. 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (the "1993 Plan"). The Amended and Restated 1999 Plan and the 1993 Plan Amendment became effective upon receipt of such stockholder approval.

The Amended and Restated 1999 Plan increased by 50,000 (from 50,000 to 100,000) the number of shares of American Biltrite Inc. common stock reserved and available for issuance under the plan, extended the term of the plan to July 1, 2019 and reflected certain conforming and administrative changes.

The 1993 Plan Amendment increased by 250,000 (from 550,000 to 800,000) the number of shares of American Biltrite Inc. common stock reserved for the grant of awards under the 1993 Plan. In addition, in connection with the 1993 Plan Amendment, the Company's stockholders were asked to re-approve the "Performance Factors" included in the 1993 Plan. The attainment of the "Performance Factors" may be made a condition to the vesting of awards made under the 1993 Plan. The stockholders of American Biltrite Inc. re-approved the "Performance Factors" at the annual meeting. The 1993 Plan Amendment also includes a technical fix to correct an administrative error included in the "Performance Factors."

The results of the vote for the approval of the Amended and Restated 1999 Plan are set forth below.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes

2,602,340	100,780	3,207	464,820

The results of the vote for the approval of the 1993 Plan Amendment are set forth below.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes

2,601,408	102,018	2,721	464,820

The foregoing descriptions of the Amended and Restated 1999 Plan and the 1993 Plan Amendment are summaries and are qualified in their entirety by the terms of the Amended and Restated 1999 Plan and the 1993 Plan Amendment. A copy of the Amended and Restated 1999 Plan is attached to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission, as Exhibit 10.5 and is incorporated herein by reference. A copy of the 1993 Plan together with the 1993 Plan Amendment is attached to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission, as Exhibit 10.6 and is incorporated herein by reference.

Item 5.  Other Information

On August 13, 2008, American Biltrite Inc. issued a press release announcing its financial results for the three and six months ended June 30, 2008.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.1.

On August 14, 2008, the Company and its subsidiaries K&M and AB Canada entered into an amendment effective June 30, 2008 to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement, and the other lenders from time to time party thereto.  The amendment permits the Company to include the principal proceeds it received in May 2008 from the payoff of a note from the buyer of a building and land that Janus had sold in April 2006 to the Company's Consolidated Adjusted EBITDA, as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  The Credit Agreement includes a financial covenant that requires the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the "Fixed Charge Covenant").  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of June 30, 2008 with respect to the Fixed Charge Covenant.  The foregoing description is a summary of the amendment and is qualified in its entirety to the terms of the amendment.  A copy of the amendment is being filed as Exhibit 4.1 and Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 30, 2008, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.1
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 30, 2008, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto (a copy of which is filed as Exhibit 4.1)

10.2 III	American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

10.3 III
American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997 and Amendment dated as of March 31, 2008 to the American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997

10.4 IV
Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10.5 III	Form of Stock Option Agreement for American Biltrite Inc.’s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on and after April 1, 2008)

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated August 13, 2008

___________________________

I
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997  (1-4773)

II
Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed with the Securities and Exchange Commission on November 14, 2007

III
Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed with the Securities and Exchange Commission on May 12, 2008

IV
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: August 14, 2008	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 30, 2008, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10.1
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 30, 2008, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto (a copy of which is filed as Exhibit 4.1)

10.2 III	American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

10.3 III
American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997 and Amendment dated as of March 31, 2008 to the American Biltrite Inc. 1993 Stock Award and Incentive Plan As Amended and Restated as of March 4, 1997

10.4 IV
Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10.5 III	Form of Stock Option Agreement for American Biltrite Inc.’s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on and after April 1, 2008)

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated August 13, 2008

___________________________

I
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March  27, 1997  (1-4773)

II
Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed with the Securities and Exchange Commission on November 14, 2007

III
Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed with the Securities and Exchange Commission on May 12, 2008

IV
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008