Form 10-Q
period 2008-09-30
AMERICAN BILTRITE INC
filed 2008-11-10
CIK 4611

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2008	Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008

Common Stock	3,441,551 shares

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

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of September 30, 2008 (Unaudited) and December 31, 2007	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of September 30, 2008 (Unaudited) and December 31, 2007	2

		Consolidating Condensed Statements of Operations (Unaudited) For the Three Months Ended September 30, 2008 and 2007	3

		Consolidating Condensed Statements of Operations (Unaudited) For the Nine Months Ended September 30, 2008 and 2007	4

		Consolidating Condensed Statements of Cash Flows – Operating Activities (Unaudited) For the Nine Months Ended September 30, 2008 and 2007	5

		Consolidating Condensed Statements of Cash Flows – Investing & Financing Activities (Unaudited) For the Nine Months Ended September 30, 2008 and 2007	6

		Notes to Unaudited Consolidating Condensed Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

	Item 4T.	Controls and Procedures	44

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 3.	Defaults Upon Senior Securities	54

	Item 6.	Exhibits	55

	Signature		57

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,632	$30,185			$23,757	$26,327	$2,875	$3,858
Restricted cash	29,538	6,501			29,538	6,501
Accounts receivable, net	41,091	41,345	$(572)	$(316)	15,971	14,162	25,692	27,499
Inventories	82,177	78,401	(107)	(125)	36,730	35,182	45,554	43,344
Deferred income taxes	992	961					992	961
Prepaid expense & other current assets	7,835	20,001			4,490	13,138	3,345	6,863
Total current assets	188,265	177,394	(679)	(441)	110,486	95,310	78,458	82,525

Property, plant & equipment, net	91,218	99,153			57,132	61,993	34,086	37,160

Other assets:
Insurance for asbestos-related liabilities	11,140	11,140					11,140	11,140
Goodwill, net	11,605	11,605					11,605	11,605
Other assets	14,326	19,014	(117)	(126)	7,561	11,909	6,882	7,231
	37,071	41,759	(117)	(126)	7,561	11,909	29,627	29,976

Total assets	$316,554	$318,306	$(796)	$(567)	$175,179	$169,212	$142,171	$149,661

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$20,269	$22,570	$(572)	$(316)	$9,294	$10,715	$11,547	$12,171
Accrued expenses	33,890	37,035			17,135	20,742	16,755	16,293
Asbestos-related liabilities	53,254	31,207			53,254	31,207
Deferred income taxes	3,005	7,725			3,005	7,725
Notes payable	27,885	30,309			12,637	10,551	15,248	19,758
Current portion of long-term debt	2,134	2,376					2,134	2,376
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	145,434	136,219	(572)	(316)	100,322	85,937	45,684	50,598

Long-term debt, less current portion	5,649	6,725					5,649	6,725
Asbestos-related liabilities	12,880	12,600					12,880	12,600
Other liabilities	11,881	12,195					11,881	12,195
Noncontrolling interests	913	1,093					913	1,093
Liabilities subject to compromise	129,416	129,605	(117)	(126)	129,533	129,731
Total liabilities	306,173	298,437	(689)	(442)	229,855	215,668	77,007	83,211

Stockholders’ equity
Common stock	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	19,700	19,607	(49,382)	(49,368)	49,382	49,368	19,700	19,607
Retained earnings	21,384	30,835	35,444	35,413	(73,651)	(65,417)	59,591	60,839
Accumulated other comprehensive loss	(15,617)	(15,487)	6,111	6,110	(22,687)	(22,687)	959	1,090
Less treasury shares	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Total stockholders’ equity	10,381	19,869	(107)	(125)	(54,676)	(46,456)	65,164	66,450
Total liabilities and stockholders’ equity	$316,554	$318,306	$(796)	$(567)	$175,179	$169,212	$142,171	$149,661

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2008 and 2007
(In thousands of dollars, except number of shares and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$97,351	$107,403	$-	$-	$46,085	$53,588	$51,266	$53,815

Cost of products sold	75,330	79,240	(377)	(125)	37,765	39,365	37,942	40,000
Selling, general & administrative expenses	21,269	23,625			7,768	9,829	13,501	13,796
Asbestos-related reorganization charges	11,491	-			11,491	-
(Loss) income from operations	(10,739)	4,538	377	125	(10,939)	4,394	(177)	19
Other income (expense)
Interest income	64	212			49	185	15	27
Interest expense	(360)	(3,675)			(43)	(3,146)	(317)	(529)
Other (expense) income	(945)	(109)	(360)	(146)	(377)	(213)	(208)	250
	(1,241)	(3,572)	(360)	(146)	(371)	(3,174)	(510)	(252)
(Loss) income before taxes and other items	(11,980)	966	17	(21)	(11,310)	1,220	(687)	(233)

(Benefit from) provision for income taxes	(1,631)	212			(1,185)	20	(446)	192
Noncontrolling interests	(17)	(79)					(17)	(79)
(Loss) income from continuing operations	(10,366)	675	17	(21)	(10,125)	1,200	(258)	(504)
Discontinued operation	-	-					-	-

Net (loss) income	$(10,366)	$675	$17	$(21)	$(10,125)	$1,200	$(258)	$(504)

	Basic		Diluted
	2008	2007	2008	2007
(Loss) income per common share from continuing operations	$(3.01)	$0.20	$(3.01)	$0.20
Discontinued operation	-	-	-	-

Net (loss) income per common share	$(3.01)	$0.20	$(3.01)	$0.20

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551	3,441,551	3,441,796

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(In thousands of dollars, except number of shares and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$294,347	$322,992	$-	$-	$140,948	$160,444	$153,399	$162,548

Cost of products sold	225,600	239,493	(1,077)	(679)	111,866	120,478	114,811	119,694
Selling, general & administrative expenses	67,234	71,854			26,138	29,243	41,096	42,611
Asbestos-related reorganization charges	11,491	-			11,491	-
(Loss) income from operations	(9,978)	11,645	1,077	679	(8,547)	10,723	(2,508)	243
Other income (expense)
Interest income	1,427	548			1,241	439	186	109
Interest expense	(1,679)	(10,910)			(240)	(9,204)	(1,439)	(1,706)
Other (expense) income	(858)	39	(1,059)	(695)	(791)	(247)	992	981
	(1,110)	(10,323)	(1,059)	(695)	210	(9,012)	(261)	(616)
(Loss) income before taxes and other items	(11,088)	1,322	18	(16)	(8,337)	1,711	(2,769)	(373)

(Benefit from) provision for income taxes	(549)	153			(103)	27	(446)	126
Noncontrolling interests	50	(104)					50	(104)
(Loss) income from continuing operations	(10,489)	1,065	18	(16)	(8,234)	1,684	(2,273)	(603)
Discontinued operation	1,025	-					1,025	-

Net (loss) income	$(9,464)	$1,065	$18	$(16)	$(8,234)	$1,684	$(1,248)	$(603)

	Basic		Diluted
	2008	2007	2008	2007
(Loss) income per common share from continuing operations	$(3.05)	$0.31	$(3.05)	$0.31
Discontinued operation	0.30	-	0.30	-

Net (loss) income per common share	$(2.75)	$0.31	$(2.75)	$0.31

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551	3,441,551	3,442,149

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – OPERATING ACTIVITIES (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007
Operating activities
Net (loss) income	$(9,464)	$1,065	$18	$(16)	$(8,234)	$1,684	$(1,248)	$(603)
Net income from discontinued operation	(1,025)	-					(1,025)	-
(Loss) income from continuing operations	(10,489)	1,065	18	(16)	(8,234)	1,684	(2,273)	(603)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	11,686	12,146			7,781	8,003	3,905	4,143
Asbestos-related reorganization charges	11,491	-			11,491	-
Stock compensation expense	107	22			14	14	93	8
Change in operating assets and liabilities:
Accounts and notes receivable	34	(4,341)	247	242	(1,809)	(1,600)	1,596	(2,983)
Inventories	(4,447)	(1,336)	(18)	16	(1,548)	(1,181)	(2,881)	(171)
Prepaid expenses and other assets	(1,499)	2,450			(946)	2,114	(553)	336
Proceeds from legal fees disgorgement	9,168	-			9,168	-
Accounts payable and accrued expenses	(4,318)	8,081	(247)	(242)	(5,209)	8,574	1,138	(251)
Asbestos-related expenses	(12,519)	(10,752)			(12,519)	(10,752)
Noncontrolling interests	(180)	(21)					(180)	(21)
Other	(228)	(2,635)			(137)	(2,227)	(91)	(408)
Net cash (used) provided by operating activities of continuing operations	$(1,194)	$4,679	$-	$-	$(1,948)	$4,629	$754	$50

See accompanying notes to consolidating condensed financial statements.

 AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – INVESTING & FINANCING ACTIVITIES (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007
Investing activities
Investments in property, plant and equipment	$(3,749)	$(3,569)	$-	$-	$(2,746)	$(2,263)	$(1,003)	$(1,306)
Net cash used by investing activities of continuing operations	(3,749)	(3,569)	-	-	(2,746)	(2,263)	(1,003)	(1,306)

Financing activities
Net short-term (repayments) borrowings	(2,162)	5,222			2,086	1,364	(4,248)	3,858
Payments on long-term debt	(1,320)	(1,227)					(1,320)	(1,227)
Collection on Janus note receivable	4,034	-					4,034	-
Net change in restricted cash	38	3,231			38	3,231
Net cash provided (used) by financing activities of continuing operations	590	7,226	-	-	2,124	4,595	(1,534)	2,631
Effect of foreign exchange rate changeson cash	800	(1,157)					800	(1,157)
Net (decrease) increase in cash	(3,553)	7,179	-	-	(2,570)	6,961	(983)	218
Cash and cash equivalents at beginningof period	30,185	21,180			26,327	18,591	3,858	2,589

Cash and cash equivalents at end of period	$26,632	$28,359	$-	$-	$23,757	$25,552	$2,875	$2,807

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., are referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments, provisions for discontinued operations and provisions to effect a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") of Congoleum Corporation ("Congoleum"), a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2008.  For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note A - Basis of Presentation (continued)

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003 in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court").  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $54.7 million and $46.5 million in excess of the value of ABI’s investment in Congoleum at September 30, 2008 and December 31, 2007, respectively.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded, at which time ABI expects its ownership interests in Congoleum will be eliminated and no longer included in the consolidated results of the Company.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum (and its debtor subsidiaries), which may be more meaningful for certain analyses.

For more information regarding Congoleum’s asbestos liability and plan for resolving that liability, please refer to Note K.

The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern.  In light of Congoleum’s substantial asbestos liabilities, which are further described in Note K, there is substantial doubt about Congoleum’s ability to continue as a going concern unless it timely obtains relief from those liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code.  Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003.  Pursuant to SOP 90-7, companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, the Plan Trust (as described in Note K). Obligations arising post-petition and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise.  Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by

Note A - Basis of Presentation (continued)

Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims related to pre-petition matters.

Recently Issued Accounting Principles

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  The Company does not believe that the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact to the consolidated financial statements.  The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities.  The adoption has not had a material impact to the consolidated financial statements (See Notes E and F).

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109").  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007.  As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007.  The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods.  Changes in the Company’s unrecognized tax benefits during the nine months ended September 30, 2008 were immaterial.  Furthermore, the Company does not expect such changes in the next twelve months to be material to the Company’s financial position or results of operation.

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

For the nine months ended September 30, 2008, the Company recorded a tax benefit it expects to recover from carrying back current year losses against prior year taxable income.  The Company also recorded a benefit of approximately $200 thousand for a change in valuation allowance against foreign tax credits.  Congoleum recorded a tax benefit of $1.2 million and $103 thousand for the three and nine months ended September 30, 2008, respectively.  The benefit Congoleum recorded during the third quarter of 2008 was due to a reversal of the provision recorded through the second quarter of 2008.  Due to uncertainty in Congoleum’s future utilization of net operating losses, Congoleum did not record a tax benefit on its loss in the third quarter of 2008 beyond the reversal of the provision recorded during the first six months of 2008.

The Company records tax penalties and interest as a component of income tax expense.

Note B - Inventories

Inventories at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Finished goods	$55,928	$55,478
Work-in-process	14,087	10,327
Raw materials and supplies	12,162	12,596

	$82,177	$78,401

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

Note D – Accrued Expenses

Accrued expenses at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Accrued advertising and sales promotions	$15,827	$20,906
Employee compensation and related benefits	9,178	7,581
Interest	305	7
Environmental matters	849	849
Royalties	1,100	828
Income taxes	(116)	477
Other	6,747	6,387

	$33,890	$37,035

See Note H for Liabilities Subject to Compromise.

Note E – Financing Arrangements

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement").  The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M Associates L.P. ("K&M") with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.’s subsidiary AB Canada and (ii) a $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.5 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

On August 14, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of June 30, 2008, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment permits the Company to include the principal proceeds it received from the payoff of a note (see Note C) to its Consolidated Adjusted EBITDA (as defined under the Credit Agreement, which includes the Company’s earnings before interest, taxes, depreciation and amortization on a consolidated basis, as adjusted under the Credit Agreement), as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  The Credit Agreement includes a financial covenant that requires the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the "Fixed Charge Covenant").  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of June 30, 2008 with respect to the Consolidated Fixed Charges covenant.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  On March 12, 2008, the same parties entered into an amendment to the Credit Agreement to revise a financial covenant to remove the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two

Note E – Financing Arrangements (continued)

consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  As a result of the amendments, the Company was in compliance with the Credit Agreement as of each quarter end for the year ended December 31, 2007 and the nine months ended September 30, 2008.  The Company may not be able to comply with financial covenants involving the Company's Consolidated Adjusted EBITDA for future periods after December 31, 2008 and may need to obtain a waiver from BofA for any resulting failure to satisfy those financial covenants or seek an amendment to the Credit Agreement to address any such failure so that the Company would not be in breach of the Credit Agreement.  Although the Company expects that it would be able to obtain any such amendment or waiver, if necessary, there can be no assurances that it would be successful in obtaining the amendment or waiver.

On September 29, 2006, American Biltrite Inc. entered into swap agreements to convert the interest rates on the Term Loan and $6.0 million of borrowings under the Revolver from floating rates to fixed rates of interest.  The swap agreement for the Term Loan (the "Term Loan Swap") has a five year term with the same quarterly payment dates as the Term Loan and reduces proportionately in line with the amortization of the Term Loan.  The swap agreement for the $6.0 million outstanding under the Revolver (the "Revolver Swap") has a three year term with quarterly settlement dates beginning December 31, 2006.  The Company expects its borrowings under the Revolver to remain above $6.0 million through September 30, 2009, the termination date of the Revolver Swap and the Revolver.  The Term Loan Swap and the Revolver Swap are carried at fair value.  Changes in the fair value of the swap agreements are recorded in Other Income (Expense).  For the three and nine months ended September 30, 2008, the Company recorded a gain and a loss of $61 thousand and $20 thousand, respectively, for the adjustment of the fair values of the swap agreements.  For the three and nine months ended September 30, 2007, the Company recorded a loss of $192 thousand and $102 thousand, respectively.

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

The Company’s only financial assets or liabilities subject to SFAS No. 157 are its interest rate swap agreements (see Note E).  Prior to the adoption of SFAS No. 157, the Company recorded the swap agreements at fair value.  The fair value of the swap agreements is based on quoted prices for similar assets or liabilities in active markets (Level 2).  As of September 30, 2008, the Company had recorded an unrealized loss of $347 thousand for its interest rate swap agreements.

Note G – Other Liabilities

Other Liabilities at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Pension benefits	$3,174	$2,817
Environmental remediation and product related liabilities	4,799	5,336
Deferred income taxes	1,339	1,337
Other	2,569	2,705

	$11,881	$12,195

See Note H for Liabilities Subject to Compromise.

Note H – Liabilities Subject to Compromise

As a result of Congoleum’s Chapter 11 filing (see Notes A and K), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Prior to the fourth quarter of 2007, Congoleum’s accrued interest expense on its 8.625% Senior Notes due August 2008 was also recorded in liabilities subject to compromise.  In the fourth quarter of 2007, Congoleum recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previously proposed reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes, and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan (described in Note K), as well as the New Plan (described in Note K), the Senior Note holders would not receive any post-petition interest.

Liabilities subject to compromise at September 30, 2008 and December 31, 2007 and included in ABI’s consolidated balance sheet at each such date were as follows (in thousands):

	September 30, 2008	December 31, 2007
Current liability
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	10,942	10,772
Other post-retirement benefit obligation	9,687	9,337
Pre-petition other liabilities	8,904	9,622
	129,533	129,731
Elimination – Payable to American Biltrite	(117)	(126)
Total non-current liability	129,416	129,605

Total liabilities subject to compromise	$134,413	$134,602

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

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008		2007
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$642	$56	$618	$53
Interest cost	1,652	144	1,615	142
Expected return on plan assets	(1,719)	-	(1,627)	-
Recognized net actuarial loss	384	15	337	18
Amortization of prior service cost	31	-	29	3

Net periodic benefit cost	$990	$215	$972	$216

	Nine Months Ended September 30,
	2008		2007
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$1,926	$168	$1,832	$159
Interest cost	4,956	432	4,816	426
Expected return on plan assets	(5,157)	-	(4,838)	-
Recognized net actuarial loss	1,152	45	1,012	54
Amortization of prior service cost	93	-	83	9

Net periodic benefit cost	$2,970	$645	$2,905	$648

Note I – Pension Plans (continued)

The weighted average assumptions used to determine net periodic benefit cost for the nine months ended September 30, 2008 and 2007 were as follows:

	2008		2007
	Pension	Other Benefits	Pension	Other Benefits

Discount rate	5.50% - 6.00%	6.00%	5.20% - 6.00%	6.00%
Expected long-term return on plan assets	7.00% - 7.50%	—	7.00% - 7.50%	—
Rate of compensation increase	4.00% - 5.00%	—	4.00% - 5.00%	—

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,281 pending claims involving approximately 1,836 individuals as of September 30, 2008.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to ABI's asbestos claims is as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007

Beginning claims	1,360	1,332
New claims	303	523
Settlements	(8)	(20)
Dismissals	(374)	(475)

Ending claims	1,281	1,360

The total indemnity costs incurred to settle claims during the nine months ended September 30, 2008 and the year ended December 31, 2007 were $0.6 million and $2.2 million, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs.  In June 2008, ABI’s primary layer insurance carriers advised ABI that coverage limits under the February 1996 coverage-in-place agreement had exhausted.  In August 2008, ABI and its applicable first-layer umbrella carriers reached an understanding on the coverage under ABI’s applicable first-layer excess umbrella policies (the “Umbrella Coverage”), including defense and indemnity obligations, allocation of claims to specific policies, and other matters. There was no gap in coverage following the exhaustion of the primary layer insurance coverage.

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

Note J - Commitments and Contingencies (continued)

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

The Company estimates its liability to defend and resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum) based upon a strategy to actively defend against or strategically seek settlement for those claims on a case by case basis in the normal course of business.  Factors such as recent and historical settlement and trial results, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  In 2007, the Company utilized an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  At December 31, 2007, the estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2013 was $12.6 million to $41.4 million.  The Company believed no amount within this range is more likely than any other, and accordingly, recorded the minimum liability estimate of $12.6 million in its consolidated financial statements at December 31, 2007.  At September 30, 2008, the Company has recorded $12.9 million for the estimated minimum liability.  The Company has also recorded, based on this minimum liability estimate, an estimate of the amount of insurance probable of recovery is $11.1 million at September 30, 2008 and December 31, 2007, which has been included in other assets in the Company’s consolidated balance sheet.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts and a number of assumptions made prior to the completion of the umbrella/first-layer excess policies arrangement.  The Company intends to engage an actuary in the fourth quarter of 2008 to estimate the amount of insurance probable of recovery taking that arrangement into consideration.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

Note J - Commitments and Contingencies (continued)

Due to the numerous variables and uncertainties, including the effect of Congoleum's Chapter 11 case and any plan of reorganization for Congoleum on the Company's liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for asbestos-related claims against the Company (not including claims asserted against Congoleum) beyond a six year horizon.  The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

ABI and one of its subsidiaries, Ideal Tape Co., Inc., (“Ideal”), were named Potential Responsible Parties (“PRP”) under the Federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), with respect to a site located in Southington, Connecticut (the “Site”).  The PRP group in August 2008 offered to settle all claims with all of the Site’s PRPs.  ABI settled as a de minimus party while Ideal settled as a performing party.  Both companies accepted and paid their share of the settlement offers.  ABI’s and Ideal’s aggregate settlement was $842 thousand.  Under a preexisting agreement with the former owner of Ideal’s assets, Ideal shared a percentage of this cost with the former owner.  Under a preexisting agreement between ABI and The Biltrite Corporation (“TBC”), TBC is liable for 37.5% of the remediation costs incurred by ABI.  ABI’s and Ideal’s combined share of the settlement for the Site, net of the amounts paid by Ideal’s former owner and TBC, was $655 thousand.  As of June 30, 2008, ABI had provided reserves for the aggregate liability as well as a receivable for the amounts payable by the former owner of Ideal’s assets and TBC.

There have been no other material developments relating to the environmental sites or the other environmental matters described in ABI's Annual Report on Form 10-K during the nine month period ended September 30, 2008.

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

Congoleum filed a motion before the Bankruptcy Court seeking authorization and approval of the consent decree and related settlement agreements for the Galaxy/Spectron Superfund Site, as well as authorization for Liberty Mutual Insurance Company and Congoleum to make certain payments that have been invoiced to Congoleum with respect to the consent decree and related settlement agreements.  An order authorizing and approving the consent decree and settlement agreements was issued by the Bankruptcy Court in August 2006.

Congoleum also accrues remediation costs for certain of Congoleum’s owned facilities on an undiscounted basis.  Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total clean-up costs of $1.3 million for Congoleum’s expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise in ABI’s consolidated balance sheet as of September 30, 2008 and December 31, 2007.

Note J - Commitments and Contingencies (continued)

At September 30, 2008 and December 31, 2007, Congoleum recorded a total of $4.4 million for estimated environmental liabilities, which liabilities were not reduced by the amount of expected insurance recoveries.  At September 30, 2008 and December 31, 2007, such estimated insurance recoveries are approximately $2.2 million.  Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance assets for environmental matters are collectible from a single carrier.

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

Note K – Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (the "ACC"), the Future Claimants’ Representative (the "FCR") and other asbestos claimant representatives.  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, "CNA"), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of Congoleum’s 8.625% Senior Notes due August 1, 2008) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the "Tenth Plan") and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the "Joint Plan"). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a contemplated new plan of reorganization (the “New Plan”) and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the New Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.

Although there can be no assurances as to the terms of any future plan, the proposed terms for the New Plan provide that if the New Plan is approved by the Bankruptcy Court and accepted by the requisite creditor constituencies, it would permit Congoleum to exit Chapter 11 free of liability for existing and future asbestos claims as provided in the New Plan.  Under the proposed terms for the New Plan, it is contemplated that a Plan Trust would be created that would assume the liability for Congoleum’s current and future asbestos claims.  That Plan Trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining insurance policies covering asbestos product liability.  The Plan Trust also would receive 70% of the newly issued common stock in reorganized Congoleum when the New Plan takes effect (the “Trust Shares”) and $5 million in new 9.75% senior secured notes maturing five years from issuance.

Holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $70 million in new 9.75% senior secured notes maturing five years from issuance.  The new senior secured notes would be subordinated to the working capital facility providing Congoleum’s financing upon exiting reorganization.  In addition, holders of

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive 30% of the common stock in reorganized Congoleum.  Congoleum’s obligations for the $100 million in 8.625% Senior Notes due in August 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied in full by the new senior secured notes and the common stock of reorganized Congoleum to be issued if the New Plan takes effect.

Under the proposed terms for the New Plan, existing Class A and Class B common shares of Congoleum would be cancelled if the New Plan takes effect and holders of those shares including ABI, would not receive anything on account of their eliminated shares.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

The proposed terms for the New Plan presently provide for the Plan Trust and holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 who elect to participate to enter into a put agreement (the “Put Agreement”).  Pursuant to the term sheet for the New Plan, for the first 60 days after the date the New Plan becomes effective (the “Effective Date”), the Plan Trust would have the right, at its sole option, to elect to cause participating holders of Congoleum’s $100 million in 8.625% Senior Notes (the “Backstop Participants”) to purchase either (i) all of the Trust Shares issued to the Plan Trust upon consummation of the New Plan representing 70% of the newly issued common stock in reorganized Congoleum for an aggregate purchase price equal to $8.75 million or (ii) a portion of the Trust Shares issued to the Plan Trust upon consummation of the New Plan representing 45% of the newly issued common stock in reorganized Congoleum for an aggregate purchase price equal to $5.75 million.  It is not known at this time whether any holders of Congoleum’s $100 million in 8.625% Senior Notes will elect to participate in the Put Agreement and it is uncertain whether the Put Agreement will become part of the New Plan.

The New Plan is expected to include certain terms that would govern an intercompany settlement among ABI and its non-debtor subsidiaries and Congoleum and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum which would be effective when the New Plan takes effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The New Plan is expected to provide that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the FCR, the official committee of bondholders, the ACC and American Biltrite. Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on June 30, 2009 unless renewed.

There can be no assurance that the New Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any other plan will receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey (the "District Court"), or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to earn sufficient funds to pay for continued litigation over any plan of reorganization and the state court insurance coverage litigation.  It also is unclear whether any other person might successfully propose a plan that gets confirmed or what any such plan, if confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a Claimant Agreement, which provides for an aggregate settlement value of at least $466 million.  The Claimant Agreement, along with a number of individually negotiated trial listed settlements entered into prior to the commencement of Congoleum’s Chapter 11 case with an aggregate value of approximately $25 million, amount to settlements in excess of $491 million.  As contemplated by the Claimant Agreement, Congoleum also entered into agreements establishing a Collateral Trust to distribute funds in accordance with the terms of the Claimant Agreement and granting the Collateral Trust a security interest in Congoleum’s rights under its applicable insurance coverage and payments from Congoleum’s insurers for asbestos claims.  In December 2005, Congoleum commenced the Avoidance Actions seeking to void the security interest granted to the Collateral Trust and avoid the Claimant Agreement and certain other pre-petition settlements.  Following summary judgment hearings, the Bankruptcy Court has rendered decisions that the grant of the security interest was not valid but denying motions to avoid the settlements; certain of these decisions are under appeal.  The terms of the Litigation Settlement provide for a settlement of the Avoidance Actions, but it is not possible to determine if the New Plan or any future plan will ultimately include such a settlement or how any such settlement may affect the nominal liability.  In connection with soliciting acceptance of the Joint Plan, the voting agent distributed ballots to approximately 146 thousand personal injury claimants, which included holders of claims under the Claimant Agreement and the individual trial listed settlements discussed above, as well as holders of additional alleged claims.  Approximately 71 thousand valid ballots were returned indicating claims with a value of $1.46 billion based on the settlement values applicable in the Joint Plan.  It is also possible that additional new claims may be asserted in connection with any solicitation of acceptances of the New Plan or any other future plan.  Congoleum does not believe it can reasonably estimate the liability associated with asbestos-related claims that may be pending.

Note K – Congoleum Asbestos Liabilities and Reorganization (continued)

During the first nine months of 2008, Congoleum paid $12.5 million in fees and expenses related to implementation of a proposed plan of reorganization for Congoleum under Chapter 11 of the Bankruptcy Code and the Coverage Action. Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan of reorganization that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the New Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect a proposed plan of reorganization for Congoleum.

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, Gilbert, Heintz & Randolph LLP (currently known as Gilbert Oshinsky LLP) ("GHR") to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement pursuant to which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement with GHR in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of that settlement in March 2008.

Note L - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net (loss) income	$(10,366)	$675	$(9,464)	$1,065
Foreign currency translation adjustments	110	1,400	(130)	3,108

Total comprehensive (loss) income	$(10,256)	$2,075	$(9,594)	$4,173

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

Net sales by segment for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales to external customers:
Flooring products	$46,085	$53,588	$140,948	$160,444
Tape products	21,835	23,901	70,320	73,823
Jewelry	14,587	16,025	39,043	46,758
Canadian division	14,844	13,889	44,036	41,967
Total net sales to external customers	97,351	107,403	294,347	322,992
Intersegment net sales:
Flooring products	-	-	-	-
Tape products	-	-	-	-
Jewelry	-	-	-	-
Canadian division	954	1,231	3,170	3,830
Total intersegment net sales	954	1,231	3,170	3,830
Reconciling items	-	-	-	-
Intersegment net sales	(954)	(1,231)	(3,170)	(3,830)

Total consolidated net sales	$97,351	$107,403	$294,347	$322,992

Note N - Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit, noncontrolling interests, and net income (loss) from discontinued operations.  Profit (loss) by segment for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment profit (loss)
Flooring products	$(11,310)	$1,220	$(8,337)	$1,711
Tape products	(1,875)	(304)	(2,106)	(967)
Jewelry	320	487	(1,636)	1,023
Canadian division	380	(564)	936	(182)
Total segment profit	(12,485)	839	(11,143)	1,585
Reconciling items
Corporate expenses	489	148	37	(247)
Intercompany profit	16	(21)	18	(16)
Total consolidated (loss) income before income taxes and other items	$(11,980)	$966	$(11,088)	$1,322

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

	September 30, 2008	December 31, 2007
Segment assets
Flooring products	$175,179	$169,212
Tape products	56,418	52,287
Jewelry	35,606	38,046
Canadian division	34,107	37,907
Total segment assets	301,310	297,452
Reconciling items
Corporate items	34,482	31,523
Intersegment accounts receivable	(19,013)	(10,417)
Intersegment profit in inventory	(108)	(126)
Intersegment other asset	(117)	(126)

Consolidated assets	$316,554	$318,306

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Global and financial markets have recently been experiencing substantial disruption.  Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business.  The downturn in the housing industry has resulted in reduced demand for the Company's and Congoleum's products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division's products.  In addition, the decline in consumer and retailer, especially mid-tier retailer, spending has resulted in reduced demand for K&M's products.  Forecasts generally call for a slowing economy or an economic recession in the United States, including in the industries in which the Company and Congoleum conduct business.  The Company expects the current and forecasted economic conditions to continue to negatively impact the Company's and Congoleum's businesses and operations and that the extent of that impact will depend on the duration and depth of the economic slowdown or recession.

In addition, raw material and energy costs have increased sharply over the past year, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

Although the Company and Congoleum intend to implement reductions in their expenses, there can be no assurance that they will be able to reduce their respective expenses, that any reductions they may implement will have any meaningful positive impact on their businesses, results of operations or financial condition, or that they will be able to sustain any expense reductions that they may implement.

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum.  However, under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would have been eliminated and would be eliminated under the terms of the New Plan. ABI expects its ownership interest in Congoleum to be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed joint plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a contemplated new plan of reorganization (the “New Plan”) and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the New Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.

There can be no assurance that the New Plan or any subsequent plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that any plan will not be modified further, that any other plan will receive necessary court approvals from the Bankruptcy Court and the District Court, or that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will continue to have sufficient funds to pay for continued proceedings with respect to any plan of reorganization and the state court insurance coverage litigation.  It also is unclear whether any other person might successfully propose a plan that gets confirmed or what any such plan, if confirmed, would ultimately provide, and whether the Bankruptcy Court would approve such a plan.  Any plan of reorganization pursued by Congoleum will be subject to numerous conditions, approvals and other requirements, including Bankruptcy Court and District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

ABI estimates that it will spend $325 thousand for legal fees in 2008, which it has accrued, in connection with Congoleum’s reorganization plan.  Actual costs for pursuing and implementing any plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the applicable minimum estimated cost increase.

Due to Congoleum’s reorganization and separate capital structure, as well as the anticipated elimination of ABI’s ownership interest in Congoleum, the Company believes that presenting the results of operations of ABI and its non-debtor subsidiaries separately from those of Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

Please refer to "Risk Factors – The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company’s and Congoleum’s strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company" and "Elimination of the Company’s equity interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition" included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of certain factors that could cause actual results to differ from the Company’s and Congoleum’s goals for resolving their asbestos liabilities.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
	(In thousands)

Net sales	$51,266		$53,815		$153,399		$162,548
Cost of sales	37,942		40,000		114,811		119,694
Gross profit	13,324	26.0%	13,815	25.7%	38,588	25.2%	42,854	26.4%
Selling, general & administrative expenses	13,501	26.3%	13,796	25.6%	41,096	26.8%	42,611	26.2%
Operating (loss) income	(177)		19		(2,508)		243

Interest expense, net	(302)		(502)		(1,253)		(1,597)
Other (expense) income, net	(208)		250		992		981
Loss before taxes and other items	(687)		(233)		(2,769)		(373)
Benefit from income taxes	(446)		192		(446)		126
Noncontrolling interests	(17)		(79)		50		(104)
Loss from continuing operations	(258)		(504)		(2,273)		(603)
Discontinued operation	-		-		1,025		-

Net (loss) income	$(258)		$(504)		$(1,248)		$(603)

Net sales in the third quarter of 2008 were $51.3 million compared to $53.8 million in the third quarter of 2007, a decrease of $2.5 million or 4.7%.  This sales decrease was due to lower sales at the Tape division and K&M, partly offset by higher sales at the Canadian division.  Tape division sales decreased $2.1 million or 8.6% from the third quarter of 2007 primarily due to lower sales of pre-mask and application tapes and HVAC tapes used in construction applications.  K&M’s sales declined $1.4 million or 9% due to weak demand for costume jewelry, particularly at mid-tier retailers.  Canadian division sales improved from the third quarter of 2007 on improved sales of industrial products.

Net sales for the first nine months of 2008 decreased $9.1 million (5.6%) to $153.4 million from $162.5 million for the first nine months of 2007.  This decrease was primarily due to lower jewelry sales as a result of weak retail conditions and lower sales of paper, HVAC and film products at the Tape division.

Gross profit increased from 25.7% of net sales for the third quarter of 2007 to 26.0% for the third quarter of 2008.  The increase in gross profit as a percent of sales was primarily due to significant margin improvements at the Canadian division as a result of pricing increases, cost reductions, and sales mix improvements, which more than offset gross margin percentage decreases at the Tape Division resulting from raw material cost increases and at K&M due to higher allowances.

Gross profit for the nine months ended September 30, 2008 was 25.2% compared to 26.4% for the first nine months of 2007.  For the 2008 nine month period, the Canadian division realized margin improvements, for the reasons cited above.  These improvements were exceeded by the decline in margins at Tape and K&M, which declines occurred for the same reasons Tape and K&M realized margin declines in the third quarter.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative ("SG&A") expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended September 30, 2008 and 2007 would have been 25.3% and 25.2%, respectively.  The gross profit margins for the nine months ended September 30, 2008 and 2007 would have been 24.5% and 26.0%, respectively.

SG&A expenses in the third quarter of 2008 decreased by $293 thousand or 2.1% compared to the third quarter of 2007.  This decrease was due to lower costs at K&M as a result of expense reduction initiatives, partly offset by higher expenses at the Canadian and Tape division due to inflation and the effect of translation.  As a percentage of net sales, SG&A increased from 25.6% for the third quarter of 2007 to 26.3% for the third quarter of 2008.  SG&A expenses for the nine months ended September 30, 2008 were $41.1 million (26.8% of net sales) versus $42.6 million (26.2% of net sales) for the first nine months of 2007, a decrease of $1.5 million, due to expense reductions at K&M and the Tape division, partly offset by the effect of currency translation on Canadian division expenses.

Net interest expense for the third quarter and first nine months of 2008 was lower compared to the same periods in 2007 due to lower average borrowings.

For the nine months ended September 30, 2008, the Company recorded a tax benefit it expects to recover from carrying back current year losses against a prior year’s taxable income. The Company also recorded a benefit of approximately $200 thousand for a change in valuation allowance against foreign tax credits.

The loss from continuing operations in the third quarter of 2008 was $258 thousand compared to a loss of $504 thousand in the corresponding prior year period.  For the nine months ended September 30, 2008, the loss from continuing operations was $2.3 million compared to a loss of $603 thousand for the same period last year.

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

Congoleum

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
	(In thousands)

Net sales	$46,085		$53,588		$140,948		$160,444
Cost of sales	37,765		39,365		111,866		120,478
Gross profit	8,320	18.1%	14,223	26.5%	29,082	20.6%	39,966	24.9%
Selling, general & administrative expenses	7,768	16.9%	9,829	18.3%	26,138	18.5%	29,243	18.2%
Asbestos-related reorganization charges	11,491		-		11,491		-
Operating (loss) income	(10,939)		4,394		(8,547)		10,723
Interest income (expense), net	6		(2,961)		1,001		(8,765)
Other expense, net	(377)		(213)		(791)		(247)
(Loss) income before taxes	(11,310)		1,220		(8,337)		1,711
(Benefit from) provision for income taxes	(1,185)		20		(103)		27

Net (loss) income	$(10,125)		$1,200		$(8,234)		$1,684

Net sales for the three months ended September 30, 2008 were $46.1 million as compared to $53.6 million for the three months ended September 30, 2007, a decrease of $7.5 million or 14% of net sales. The major factors driving the decrease in sales were weak builder product sales reflecting ongoing weakness in the new construction housing market, lower sales in the residential remodeling product category and sharp declines in manufactured housing product volume reflecting weak recreational vehicle and manufactured housing shipments, partially offset by selling price increases instituted.

Net sales for the nine months ended September 30, 2008 total $140.9 million as compared to $160.4 million for the nine months ended September 30, 2007, a decrease of $19.5 million or 12.2%. The decrease in sales is largely attributable to the same factors impacting the third quarter comparisons.

Gross profit for the three months ended September 30, 2008 totaled $8.3 million, or 18% of net sales, compared to $14.2 million, or 26.5% of net sales, for the same period last year. The decrease in gross margin dollars primarily reflects lower sales, with the decrease in margin percent a result of sharply higher raw material costs coupled with unabsorbed overhead expense related to lower production volumes.

Gross profit for the nine months ended September 30, 2008 totaled $29.1 million, or 20.6% of net sales, compared to $40.0 million, or 24.9% of net sales, for the same period last year. Lower sales dollars accounted for most of the decline in gross margin dollars, with higher raw material costs and unabsorbed overhead expense related to lower production volumes driving the reduction in gross margin percentage.

SG&A expenses were $7.8 million for the three months ended September 30, 2008 as compared to $9.8 million for the three months ended September 30, 2007, a decrease of $2.0 million. Lower compensation and benefits expense reflecting workforce reductions accounted for most of the decline. Congoleum booked an $11.5 million charge in the quarter for projected expenses related to completing its most recent reorganization plan.

SG&A expenses were $26.1 million for the nine months ended September 30, 2008 compared to $29.2 million for the nine months ended September 30, 2007, a decrease of $3.1 million.  Lower compensation and benefits expense related to workforce reductions coupled with other cost reduction programs accounted for most of the decrease.

Loss from operations totaled $10.9 million for the three months ended September 30, 2008 compared to income of $4.4 million for three months ended September 30, 2007, reflecting lower gross margin dollars coupled with the asbestos-related reorganization charge. Loss from operations was $8.5 million for the nine months ended September 30, 2008 compared to income of $10.7 million for the nine months ended September 30, 2007, reflecting lower gross margin dollars as a result of lower sales and the asbestos-related reorganization charges.

Congoleum reported a tax benefit from income taxes of $103 thousand for the nine months ending September 30, 2008.  The full year effective tax rate is expected to approximate 1.24%. Congoleum recorded a minimal provision for the nine months ended September 30, 2007.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents decreased $983 thousand in the nine months ended September 30, 2008 to $2.9 million. Working capital at September 30, 2008 was $32.8 million compared to $31.9 million at December 31, 2007.  The ratio of current assets to current liabilities at September 30, 2008 was 1.72 compared to 1.63 at December 31, 2007.  Cash from operating activities for the nine months ended September 30, 2008 exceeded requirements for working capital and capital expenditures, and the excess, together with the $4.0 million in proceeds from the Janus note receivable, were used to reduce short term borrowings.  Net cash provided by operating activities was $754 thousand for the nine months ended September 30, 2008, compared to cash provided by operating activities of $50 thousand for the nine months ended September 30, 2007, which increase was primarily due to lower investment in accounts receivable.

Capital expenditures in the first nine months of 2008 were $1.0 million compared to $1.3 million for the first nine months of 2007.  It is anticipated that capital spending for the full year 2008 will be approximately $2.5 million.

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

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA"), and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement").  The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.’s subsidiary AB Canada and (ii) the $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.5 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

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

The Credit Agreement contains certain covenants that the Company must satisfy.  The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock.  The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, and a maximum level of capital spending.  Pursuant to the amendment and restatement to the Credit Agreement entered into on September 25, 2006, certain of the financial covenants under the Credit Agreement were amended to, among other things, (i) increase the permitted ratio of the Company's consolidated total liabilities to consolidated tangible net worth to 200%, (ii) to provide for a higher threshold for satisfying the consolidated tangible net worth test and (iii) to provide a higher permitted aggregate amount for capital expenditures in any fiscal year. The Credit Agreement also requires, for each fiscal quarter ending on and after March 31, 2007, the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the “Fixed Charge Covenant”).

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

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  At March 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that there be no consecutive quarterly net losses from continuing operations.  On May 14, 2007, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of March 31, 2007, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  The amendment revised that financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  The Company was in compliance with the financial covenants of its debt agreements at June 30 and September 30, 2007.  At December 31, 2007, the Company was not in compliance with the financial covenant under the Credit Agreement that requires a ratio of Adjusted EBITDA to Consolidated Interest Expense (as such terms are defined in the Credit Agreement) to exceed 1.0 and that there be no consecutive quarterly net losses from continuing operations.  On March 12, 2008, the same parties entered into an amendment to the Credit Agreement to remove the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the Credit Agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the Credit Agreement).  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of December 31, 2007 with respect to the financial covenants that were amended by the amendment.

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

The Company may need to further amend the Credit Agreement or obtain waivers from the lenders under that agreement in order to avoid being in default at some future date.  For instance, as noted above, pursuant to the amendment to the Credit Agreement entered into on August 14, 2008, the principal proceeds the Company received from the payoff of the Janus note receivable may be added to the Company's Consolidated Adjusted EBITDA, as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  Those proceeds are not allowed to be added to the Company's Consolidated Adjusted EBITDA for periods after December 31, 2008.  As a result, the Company may not be able to comply with financial covenants involving the Company's Consolidated Adjusted EBITDA for future periods after December 31, 2008 and may need to obtain a waiver from BofA for any resulting failure to satisfy those financial covenants or seek an amendment to the Credit Agreement to address any such failure so that the Company would not be in breach of the Credit Agreement.  Although the Company expects that it would be able to obtain any such amendment or waiver, if necessary, there can be no assurances that it would be successful in obtaining the amendment or waiver.

Under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would have been eliminated and would be eliminated under the terms of the New Plan.  ABI expects that its ownership interest in Congoleum will likely be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI’s business, operations and financial condition. In connection with Congoleum’s plan of reorganization, ABI expects to spend $325 thousand for legal fees in 2008, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes A and K of the Notes to Unaudited Consolidating Condensed Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources.  During the first nine months of 2008, Congoleum paid $12.5 million in fees and expenses related to reorganization proceedings under Chapter 11 and the Coverage Action.  Furthermore, at September 30, 2008 Congoleum had incurred but not paid approximately $10.0 million in additional fees and expenses for services rendered through that date.

Based on the Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the New Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

In February 2006, the Bankruptcy Court ordered GHR to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement pursuant to which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement with GHR in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of that settlement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2008, were $23.8 million, a decrease of $ 2.6 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance. Deposits made on the last day of the month are considered restricted cash. There were no funds deposited in this account at September 30, 2008 and December 31, 2007.  Additionally, $6.6 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at September 30, 2008. In the second quarter of 2008 Congoleum received an additional $22.7 million from other insurance carriers which is also included in restricted cash.  Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to Section 524(g) of the Bankruptcy Code.  Working capital was $10.2 million at September 30, 2008, down from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.1 to 1.0 at September 30, 2008 and December 31, 2007.  Net cash used in operations during the nine months ended September 30, 2008 was $1.9 million, as compared to net cash provided by operations of $4.6 million during the nine months ended September 30, 2007.

Capital expenditures for the nine months ended September 30, 2008 totaled $2.7 million.  Congoleum is currently planning capital expenditures of approximately $5.5 million in 2008 and between $5.0 million and $7.0 million in 2009, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million. Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“Congoleum EBITDA”).  In connection with the most recent amendment and extension of the agreement, the minimum level of Congoleum EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants (as amended) at September 30, 2008. Borrowings under this facility are collateralized by inventory and receivables.  At September 30, 2008, based on the level of receivables and inventory, $20.3 million was available under the facility, of which $2.2 million was utilized for outstanding letters of credit and $12.6 million was utilized by the revolving loan.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2008 and 2009 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum.  Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (further described in Note J of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).  These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note J "Commitments and Contingencies" and Note K "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in "Risk Factors – The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum’s equity holders, including the Company" and "Elimination of the Company’s equity interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition" included in Part II, Item 1A of this Quarterly Report on Form 10-Q, are incorporated herein by reference.

Item 1A.  Risk Factors

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company.

As more fully set forth in Notes J and K of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  A joint plan of reorganization for Congoleum proposed by the FCR, the ACC, the Bondholders’ Committee and Congoleum was filed in the Bankruptcy Court, which plan is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Joint Plan."  While that plan was found to be legally unconfirmable, it had sufficient creditor support to have been confirmed and those parties have agreed to a term sheet for the New Plan that is expected to provide similar treatment to ABI’s interests as provided under the Joint Plan.  Under the terms of the Joint Plan, ABI's ownership interest in Congoleum would have been eliminated and would be eliminated under the terms of the New Plan.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Any plan of reorganization for Congoleum, if proposed, will be subject to numerous conditions, approvals and other requirements, including the receipt of necessary creditor, claimant and court approvals.  Certain insurers have contested the reorganization plans previously filed by Congoleum in the Bankruptcy Court and Congoleum is involved in ongoing litigation against its insurers in a state court coverage action.  If the insurers are successful in contesting any future reorganization plan or in denying coverage under the insurance policies, such reorganization plan may not receive necessary court approval or may not become effective.  Further, even if the insurers are not successful in contesting any future plan that may be proposed or in denying coverage under the insurance policies, Congoleum may be required to incur significant time and expense litigating against the insurers, which could further delay any confirmation or effectiveness of any reorganization plan.  In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well the bankruptcy proceedings generally.  In addition, for a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.  Moreover, the failure of any lender under any credit facility Congoleum may have or obtain to fund requests for borrowings by Congoleum could negatively impact Congoleum's business, results of operations or financial condition and its chances of obtaining confirmation of any plan of reorganization.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A, J and K of the Notes to Unaudited Consolidating Condensed Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part I, Item 1 and Part I, Item 2, respectively, of this Quarterly Report on Form 10-Q.

Elimination of the Company’s equity interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum and ABI’s business, operations and financial condition.

ABI expects that its ownership interest in Congoleum will be eliminated under any plan or outcome in Congoleum’s Chapter 11 case.  There can be no assurances as to the ownership structure under the terms of any new reorganization plan for Congoleum that may be proposed or how such structure and any other change in ownership and control may affect reorganized Congoleum’s business, operations and financial condition, or its future relationships with ABI.

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum.  Agreements for these current intercompany arrangements expire on June 30, 2009, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first.  It is not known whether ABI, Congoleum and the other parties in interest will agree to extend the term of these arrangements, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be.  The terms of the Joint Plan provided for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Joint Plan.  The Joint Plan provided that the new agreement would be in form and substance mutually agreeable to the FCR, the Bondholders' Committee, the ACC and ABI.  Pursuant to that new agreement, ABI's current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI's current president and chief operating officer during normal working hours and on an annual basis, and ABI's current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis.  Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

The Company has had to amend its debt agreements in the past in order to avoid being in default of those agreements and may have to do so again in the future, and the Company's ability to obtain additional financing may be limited.

In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  Most recently, on August 14, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of June 30, 2008, to the Credit Agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under the Credit Agreement.  That credit agreement, as amended and restated, governs ABI's primary source of borrowings.  The August 14, 2008 amendment permits the Company to add the principal proceeds it received from the payoff of a note to its Consolidated Adjusted EBITDA, as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  The Credit Agreement includes a financial covenant that requires the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the "Fixed Charge Covenant").  Further, under the amendment, the lenders waived defaults that may have otherwise existed as of June 30, 2008 with respect to the Fixed Charge Covenant.  ABI paid BofA a fee of $50 thousand in connection with this amendment.  On March 12, 2008, American Biltrite Inc. and its subsidiaries, K&M and AB Canada, entered into an amendment, effective as of December 31, 2007, to the credit agreement with BofA and BofA acting through its Canada branch, each in their respective capacities as lenders and administrative agents under that credit agreement.  The March 12, 2008 amendment removed the financial covenant that required the Company not to have any consecutive quarterly net losses from continuing operations (reporting Congoleum on the equity method of accounting).  In addition, for purposes of determining the Company's compliance with the financial covenant requiring its Consolidated Adjusted EBITDA to exceed 100% of the Company's Consolidated Fixed Charges (in each case, as determined under the credit agreement), the amendment permits the Company to add certain amounts to its Consolidated Adjusted EBITDA to the extent those amounts are deducted in determining the Company's Consolidated Net Income (as determined under the credit agreement).  On May 14, 2007, the same parties entered into an amendment, effective as of March 31, 2007, to the Credit Agreement to revise a financial covenant to provide that for each of the two consecutive fiscal quarters of the Company ending December 31, 2006 and March 31, 2007, the Company may not have a quarterly net loss from continuing operations in excess of $400 thousand.  On September 25, 2006, the Company entered into an amendment and restatement to the credit agreement it has with BofA and BofA acting through its Canada branch.  In connection with that amendment and restatement, certain financial covenants were amended under the credit agreement to enable the Company to comply with those covenants.  The Company may need to further amend the credit agreement or obtain waivers from the lenders under that agreement in order to avoid being in default at some future date.  For instance, as noted above, pursuant to the amendment to the Credit Agreement entered into on August 14, 2008, the principal proceeds the Company received from the payoff of the Janus note receivable may be added to the Company's Consolidated

Adjusted EBITDA, as determined under the Credit Agreement, for the periods ending June 30, 2008, September 30, 2008 and December 31, 2008.  Those proceeds are not allowed to be added to the Company's Consolidated Adjusted EBITDA for periods after December 31, 2008.  As a result, the Company may not be able to comply with financial covenants involving the Company's Consolidated Adjusted EBITDA for future periods after December 31, 2008 and may need to obtain a waiver from BofA for any resulting failure to satisfy those financial covenants or seek an amendment to the Credit Agreement to address any such failure so that the Company would not be in breach of the Credit Agreement.  Although the Company expects that it would be able to obtain any such amendment or waiver, if necessary, there can be no assurances that it would be successful in obtaining the amendment or waiver. If the Company were to violate one of those or other covenants or provisions under the credit agreement and not amend the credit agreement to address or obtain a waiver of the violation, it could breach the credit agreement, resulting in a default of the credit agreement.  If such a default were to occur, the lenders could require the Company to repay all amounts outstanding under the credit agreement.  If the Company were unable to repay those amounts due, the lenders could have its rights over the collateral (most of the Company’s and its domestic subsidiaries’ (excluding Congoleum) assets) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, under the terms of the credit agreement, the Company's ability to obtain additional debt financing is limited.  Moreover, since the Company and most of its domestic subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited.  Further, the global credit markets have recently been experiencing substantial disruption, and as a result, credit has become more expensive and difficult to obtain, which would further limit the availability of any additional financing for the Company.

The Company relies on its revolving credit facility to fund its business, operations and working capital needs, that revolving credit facility expires on September 30, 2009 and the Company may not be able to renew or replace that facility on satisfactory terms.

The Company relies on borrowings under its $30 million revolving credit facility which is governed by its Credit Agreement with BofA to fund its business and operations.  If the Company is not able to generate sufficient cash flows from its operations as a result of the current and forecasted economic slowdown or recession in the United States or otherwise, it may have greater reliance on the availability of borrowings under its credit facility.  The Company's credit facility is scheduled to expire on September 30, 2009.  The Company expects that it will need to renew this facility or seek replacement financing by that expiration date.  The global credit markets have recently been experiencing substantial disruption, and as a result, credit has become more expensive and difficult to obtain.  In addition, creditors have generally been imposing more stringent restrictions on the terms of credit.  If these conditions continue to exist, the Company may be unable to obtain adequate credit to renew or replace its existing credit facility and the terms of any replacement credit facility it may be able to obtain may be significantly more expensive and restrictive than the terms under its current credit facility.  If the Company were unable to renew or replace its credit facility by the time its existing credit facility expires, or the terms of any renewed or replacement facility it may obtain were significantly more expensive or restrictive, the Company's business, results of operations or financial condition would be materially adversely affected.  In addition, if a lender under the Company's credit facility fails to fund a request by the Company to borrow money under its credit facility, the Company's business, results of operations or financial condition may be materially adversely affected.

The Company and Congoleum sell their products on credit and their customers may fail to pay, or they may extend the payment period, for products sold to them on credit.

The Company and Congoleum sell their products on credit.  Customers purchasing goods on credit from the Company or Congoleum may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit, which may result in an increased investment in accounts receivable by the Company or Congoleum.  In light of the current and forecasted economic slowdown or recession in the United States, the risk that the Company and Congoleum may realize an increased investment in accounts receivable may be greater.  To the extent the Company and Congoleum are unable to collect receivables owed to them in a timely fashion, increased demands may be placed on their respective working capital, which could have a material adverse effect on their respective businesses, results of operations or financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products.  Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier.  Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition.  The Company's majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications.  Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition.  The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials.  Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.  In addition, raw material and energy costs have increased sharply over the past year, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

Global and financial markets have recently been experiencing substantial disruption.  Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business.  The downturn in the housing industry has resulted in reduced demand for the Company's and Congoleum's products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division's products.  In addition, the decline in consumer and retailer, especially mid-tier retailer, spending has resulted in reduced demand for K&M's products.  Forecasts generally call for a slowing economy or an economic recession in the United States, including in the industries in which the Company and Congoleum conduct business.  The Company expects the current and forecasted economic conditions to continue to negatively impact the Company's and Congoleum's businesses and operations and that the extent of that impact will depend on the duration and depth of the economic slowdown or recession.

In addition, raw material and energy costs have increased sharply over the past year, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

Although the Company and Congoleum intend to implement reductions in their expenses, there can be no assurance that they will be able to reduce their respective expenses, that any reductions they may implement will have any meaningful positive impact on their businesses, results of operations or financial condition, or that they will be able to sustain any expense reductions that they may implement.

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

Item 3.  Defaults Upon Senior Securities

On August 3, 1998, Congoleum issued $100 million of its 8.625% Senior Notes due in August 2008 priced at 99.505% to yield 8.70%.  The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption.  The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of Congoleum’s Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million.  The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” as of September 30, 2008 (see Note H of the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).   During 2007, Congoleum reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

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

10.2 IV	Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10.3 IV	Sixth Amendment to Personal Service Agreement, dated as of September 23, 2008, by and between American Biltrite Inc. and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

99.1 V
Term Sheet between Congoleum Corporation and its debtor subsidiaries, the Official Committee of Bondholders, the Asbestos Claimants’ Committee, the Futures Representative, the Claimants’ Counsel and Arthur J. Pergament, as Collateral Trustee

99.2	Press release dated November 5, 2008

___________________________

I
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997  (1-4773)

II
Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed with the Securities and Exchange Commission on November 14, 2007

III
Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and filed with the Securities and Exchange Commission on August 14, 2008

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on September 24, 2008

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on August 18, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: November 7, 2008	BY:	/s/ Howard N. Feist III
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

10.2 IV	Amendment to Business Relations Agreement, dated as of September 23, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10.3 IV	Sixth Amendment to Personal Service Agreement, dated as of September 23, 2008, by and between American Biltrite Inc. and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

99.1 V
Term Sheet between Congoleum Corporation and its debtor subsidiaries,  the Official Committee of Bondholders, the Asbestos Claimants’ Committee, the Futures Representative, the Claimants’ Counsel and Arthur J. Pergament, as Collateral Trustee

99.2	Press release dated November 5, 2008

___________________________

I
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 27, 1997  (1-4773)

II
Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed with the Securities and Exchange Commission on November 14, 2007

III
Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and filed with the Securities and Exchange Commission on August 14, 2008

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on September 24, 2008

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on August 18, 2008