Form 10-Q/A
period 2008-09-30
AMERICAN BILTRITE INC
filed 2008-12-19
CIK 4611

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [   ]  (Do not check if a smaller reporting company)  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008

Common Stock	3,441,551 shares

EXPLANATORY NOTE

American Biltrite Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on November 10, 2008 (the “Form 10-Q”), solely to include disclosure regarding the Company’s issuance of a press release announcing  its financial results for the three and nine months ended September 30, 2008 in Part II, Item 5 that was inadvertently omitted from the Form 10-Q.

Except as described above, this Amendment No. 1 does not reflect events or transactions occurring after the date of the Form 10-Q or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to the filing of the Form 10-Q, and all information included in the Form 10-Q remains unchanged.

PART II.   OTHER INFORMATION

Item 5.  Other Information

On November 5, 2008, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2008.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.1.

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

99.1 I	Press release dated November 5, 2008

__________________________

I      Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed with the Securities and Exchange Commission on November 10, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: December 18, 2008	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)