Form 10-K
period 2008-12-31
AMERICAN BILTRITE INC
filed 2009-03-30
CIK 4611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

57 River Street
Wellesley Hills, MA  02481-2097
(Address of Principal Executive Offices)
(781) 237-6655
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Which Registered

Common Stock, $.01 Par Value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]   NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]   NO [X]

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]  NO [X]

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2008 was $7.4 million.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 16, 2009 was 3,441,551.

Documents Incorporated by Reference – Portions of the proxy statement for the annual meeting of stockholders to be held on May 12, 2009, which will be filed by the registrant within 120 days after December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General Development of Business

American Biltrite Inc. (together with, unless the context otherwise indicates, its wholly-owned subsidiaries and K&M Associates L.P., "ABI" or the "Company") was organized in 1908 and is a Delaware corporation.  ABI's major operations include its Tape Division, a controlling interest in K&M Associates L.P., a Rhode Island limited partnership ("K&M"), and ownership of a Canadian subsidiary, American Biltrite (Canada) Ltd. ("AB Canada").  ABI also presently owns 55.4% of the outstanding common stock of Congoleum Corporation, a Delaware corporation ("Congoleum").  Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in 2003.  ABI expects its ownership interest in Congoleum to be eliminated pursuant to the terms of the plan of reorganization for Congoleum pending in the Bankruptcy Court or any future plan or outcome in those proceedings.

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

Congoleum is a leading manufacturer of resilient sheet and tile flooring.  In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the "Tile Division").  In 1995, ABI acquired voting control of Congoleum when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder.  ABI's interest has increased further since then as a result of Congoleum's repurchases of its common stock combined with open market purchases of Congoleum common stock by ABI.  As of December 31, 2008, ABI's ownership of 151,100 shares of Congoleum's Class A common stock and 4,395,605 shares of Congoleum's Class B common stock represented 69.4% of the outstanding equity voting interests of Congoleum.

Congoleum is a defendant in a large number of asbestos-related lawsuits.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives.  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of Congoleum’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the “Tenth Plan”) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believe addressed the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”).  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended

Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”).  On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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

ABI owns 50% of Compania Hulera Sula, S.A. de C.V. ("Hulera Sula"), a Honduran corporation, which produces soles, heels, sandals and other footwear products under license from ABI.  Hulera Sula in turn owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of Hulera Sula.  Hulera Sula also owns 60% of Fomtex, S.A., a Guatemalan corporation, which manufactures foam mattresses, beds and other foam products.  During 2008, the Company wrote off its investment of $850 thousand in Hulera Sula as a result of Hulera Sula’s recent operating results and the uncertainty in the Company’s ability to recover its investment.

In October 2003, ABI discontinued the operations of its wholly owned subsidiary Janus Flooring Corporation (“Janus Flooring”), which manufactured pre-finished hardwood flooring in Canada.  Results from Janus Flooring, including charges resulting from the shutdown, are reported as a discontinued operation in the Company's consolidated financial statement set forth in Item 8 of this Annual Report on Form 10-K.  During 2006, the remaining assets of Janus Flooring were sold, and the discontinued operation was effectively dissolved.  As of December 31, 2006, the Company merged Janus Flooring with and into American Biltrite (Canada) Ltd.  During 2008, the Company recognized a gain of approximately $1.0 million on the sale of land and building owned by Janus Flooring.  The sale of the property occurred in 2006, but the gain was deferred until 2008 upon the final resolution of an environmental matter and receipt of payment on a note receivable from the buyer of the property.

For financial reporting purposes, ABI operates in four industry segments:  flooring products (Congoleum), the Tape Division, jewelry (K&M) and the Canadian division, which produces flooring and rubber products.  See Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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

Congoleum currently sells its products through approximately 13 distributors providing approximately 43 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers.  Congoleum considers its distribution network to be very important to maintaining a competitive position.  Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer could have a materially adverse impact on Congoleum's business, results of operations and financial condition, at least until a suitable replacement is in place.  The sales pattern for Congoleum's products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October.  Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled without penalty.

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

During 2008, Congoleum paid $15.9 million in fees and expenses (net of recoveries) related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. Congoleum expects to spend an additional $20.3 million in 2009 on these matters. At December 31, 2008, Congoleum had incurred but not paid approximately $7.4 million in additional fees and expenses for services rendered through that date with respect to these matters.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof), together with cash from operations, will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of financing needed to effectuate the plan and emerge from its Chapter 11 case.  Congoleum cannot presently determine the terms of any such financing it might obtain, nor can there be any assurances of its success obtaining it.  As noted elsewhere in this Annual Report on Form 10-K, the Bankruptcy Court recently issued an opinion denying confirmation of the Amended Joint Plan and ordering Congoleum’s bankruptcy case be dismissed.  That order is being appealed and the Bankruptcy Court has granted a stay of its dismissal order pending a final non-appealable decision affirming the dismissal order.

In connection with Congoleum’s plan of reorganization, ABI expects to spend $300 thousand in 2009, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.  ABI and Congoleum have separate credit facilities which are governed by independent credit agreements, and ABI is generally not otherwise liable for the separate obligations of Congoleum.

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

K&M competes with other companies that sell similar products on the basis of product pricing and the effectiveness of merchandising services offered.  In assessing K&M’s products and services, K&M's customers tend to focus on margin dollars realized from the customers’ sales of product and return on inventory investment needed to be made by the customer in order to generate sales.  In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, among them are Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services.  K&M also competes with numerous importers and overseas suppliers of similar items.

Patents and Trademarks  ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB® logo, TransferRite®, ProtecRite®, Autowrap®, Ideal Seal®, Therm-X®, and Ideal® at the Tape Division, Estrie®, AB Colors Plus® Dura-Shield® and Transseal® at AB Canada, and Amtico®, which is used solely in the Canadian  market.  These trademarks are important for the Company in maintaining a competitive position.  K&M also licenses the Panama Jack®, Guess?®, Rocawear®, Its Happy Bunny®, and Peanuts® trademarks as well as certain others for use with its jewelry products.  The licensing agreements are subject to expiration dates and other termination provisions, and the licensor or the Company may choose not to extend or renew certain agreements.  The Company has an ongoing program seeking additional or replacement licenses.  The Company also believes that patents and know-how play an important role in maintaining competitive position.

Research and Development  Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products.  Expenditures for research and development were $6.0 million and $6.2 million, on a consolidated basis, for 2008 and 2007, respectively.

Key Customers  For the year ended December 31, 2008, two customers of Congoleum accounted for over 10% of ABI's consolidated net sales.  The two customers together accounted for 63% of Congoleum’s net sales of $172.6 million.  These customers are Congoleum’s distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc.  No other customer accounted for more than 10% of ABI’s consolidated sales.  The loss of one or both of these customers would have a material adverse effect on Congoleum’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

K&M’s top three customers in terms of net sales in 2008 together accounted for 54% of K&M’s net sales.  The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Sales to five unaffiliated customers of the Tape Division together constitute approximately 20% of the net sales for the Tape Division.  The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division's business, results of operations and financial condition.

Sales to five unaffiliated customers of AB Canada together constitute approximately 22% of the net sales for AB Canada.  The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on AB Canada's business, results of operations and financial condition.

AB Canada’s sales to Congoleum accounted for approximately 6% of AB Canada’s net sales in 2008.  The loss of Congoleum’s business would have a significant, adverse effect on AB Canada’s revenue.  These intercompany sales are eliminated from the Company’s consolidated financial statements, in accordance with generally accepted accounting principles.  See Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Backlog  The dollar amount of backlog of orders believed to be firm as of December 31, 2008 and 2007 was $15.8 million and $16.3 million, respectively.  It is anticipated that all of the backlog as of December 31, 2008 will be filled within the current fiscal year.  There are no seasonal or other significant aspects of the backlog.  In the opinion of management, backlog is not significant to the business of ABI.

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

Employees  As of December 31, 2008, ABI and its subsidiaries employed approximately 1,300 people.  Substantially all of ABI’s and its subsidiaries’ employees are employed on a full time basis.

Financial Information about Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is in Note 14 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.  The Company’s consolidated export sales from the United States were $28.5 million in 2008 and $28.8 million in 2007.

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

The Company’s independent registered public accountant has included a going concern paragraph in its opinion on the Company’s consolidated financial statements.

The Company’s independent registered public accountant has issued an opinion on the Company’s consolidated financial statements that states that the consolidated financial statements were prepared assuming the Company will continue as a going concern and further states that the Company’s need to refinance its credit facility raises substantial doubt about its ability to continue as a going concern.  The Company’s existing principal credit facility expires on September 30, 2009.  As noted elsewhere in this Annual Report on Form 10-K, the Company is negotiating with its current lenders to obtain an amendment or waiver to address certain financial covenants under the Company’s existing principal credit agreement which the Company expects it would not comply with for the period ended March 31, 2009 and subsequent periods and is negotiating to obtain alternative financing to replace its existing credit agreement, including the term loan and credit facility included as part of its credit agreement.  If the Company is unable to obtain such an amendment or waiver or to obtain alternative financing on satisfactory terms, the Company may not be able to continue as a going concern.

The Company will have to amend its existing principal credit agreement, or obtain a waiver from its lenders, to cure defaults under that agreement, or obtain sufficient alternative financing.

The Company has had to amend its principal credit agreement several times in the past in order to avoid being in default of that agreement as a result of failing to satisfy certain financial covenants contained in that agreement.  The Company currently expects that it would fail to comply with certain financial covenants under the credit agreement for the period ended March 31, 2009 and subsequent periods.  As a result, the Company is currently negotiating with its lenders to amend the credit agreement to address, or obtain a waiver for, any such breaches.  If an event of default were to occur, the lenders could cease to make borrowings available under the credit facility and require the Company to repay all amounts outstanding under the credit agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral (most of the Company’s and its subsidiaries’ (excluding Congoleum) assets, as applicable) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.  Although the Company currently anticipates that it will be able to obtain a waiver or enter an amendment to address these matters, there can be no assurance that the Company will be successful in this regard.  Further, any waiver or amendment the Company may obtain is expected to be limited in scope and duration such that the Company would likely need to obtain further amendments or waivers in the future or obtain alternative financing.

The Company relies on its revolving credit facility to fund its business, operations and working capital needs.  That revolving credit facility expires on September 30, 2009 and the Company may not be able to renew or replace that facility on satisfactory terms.

The Company relies on borrowings under its $30 million revolving credit facility which is governed by its principal credit agreement to fund its business and operations.  If the Company is not able to generate sufficient cash flows from its operations as a result of the current recession in the United States or otherwise, it may have greater reliance on the availability of borrowings under its credit facility.  The Company's credit facility is scheduled to expire on September 30, 2009.  As noted in the risk factor above “The Company will have to amend its existing principal credit agreement, or obtain a waiver from its lenders, to cure defaults under that agreement, or obtain sufficient alternative financing”, the Company needs to obtain an amendment to the credit agreement, or a waiver from its lenders, to address financial covenants under that agreement which the Company expects it would not comply with for the period ended March 31, 2009 and subsequent periods.  In addition, the Company will need to extend, refinance or replace the credit facility under the credit agreement by the expiration date or any earlier time required by any waiver or amendment it may enter into to address the expected covenant breaches.  The Company is currently negotiating for alternative financing to replace its credit agreement.  There can be no assurances that the Company will be able to obtain alternative financing on satisfactory terms.  The global credit markets have recently been experiencing substantial disruption, and as a result, credit has become more expensive and difficult to obtain.  In addition, creditors have generally been imposing more stringent restrictions on the terms of credit.  If these conditions continue to exist, the Company may be unable to obtain adequate alternative financing and any alternative financing the Company may obtain may be significantly more expensive and restrictive than the terms under the existing credit agreement.  If the terms of any alternative financing that the Company may obtain were significantly more expensive or restrictive or failed to provide the Company with sufficient funds for operations or otherwise, the Company's business, results of operations or financial condition would be materially adversely affected.  In addition, if a lender under the existing or any future credit facility the Company may obtain fails to fund a request by the Company to borrow money under that credit facility, the Company's business, results of operations or financial condition may be materially adversely affected.

In addition, similar to the terms of the Company’s existing principal credit agreement, any alternative financing the Company may obtain is expected to limit the Company's ability to obtain additional debt financing.  Moreover, since the Company and most of its subsidiaries are expected to grant security interests in most of their assets as collateral for borrowings under any alternative financing the Company may obtain, the Company's ability to obtain any additional debt financing beyond that alternative financing will be limited.

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum's equity holders, including the Company.

As more fully set forth in Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  An amended joint plan of reorganization for Congoleum proposed by the ACC, the Bondholders’ Committee and Congoleum was filed in the Bankruptcy Court, which plan is referred to elsewhere in this Annual Report on Form 10-K as the "Amended Joint Plan."  While Congoleum believed that the Amended Joint Plan had sufficient creditor support to be confirmed, the Bankruptcy Court recently issued an opinion denying confirmation of the Amended Joint Plan and ordering Congoleum’s bankruptcy case be dismissed (which is referred to elsewhere in this Annual Report on Form 10-K as the "Order of Dismissal").  That order is being appealed with the United States District Court for the District of New Jersey and the Bankruptcy Court has granted a stay of its Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  There can be no assurance that the appeal of the Order of Dismissal will be granted by the District Court or any other court which may be appealed to or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal were denied, Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

Under the terms of the Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

ABI has certain intercompany claims against and arrangements with Congoleum.  The Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum, which would be effective when the Amended Joint Plan took effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the official asbestos claimants' committee and ABI.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on June 30, 2009, unless renewed.  In addition, under the terms of the Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI's contribution to Congoleum in 1993 of ABI's tile division, and the joint venture agreement itself, would have been deemed rejected and disallowed upon the effective date of the Amended Joint Plan, and therefore eliminated.  The Amended Joint Plan's rejection and disallowance of the joint venture agreement and ABI’s claims thereunder included any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum's Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Amended Joint Plan became effective.  If the appeal of the Order of Dismissal were denied, it is uncertain what would become of ABI’s and its nondebtor subsidiaries’ claims against and relationships with Congoleum, although ABI expects that those claims and relationships could be adversely affected and could even be rendered worthless.  In addition, there can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum.  Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI's claims and interests and other business relationships with reorganized Congoleum.

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

Any plan of reorganization for Congoleum, if proposed, will be subject to numerous conditions, approvals and other requirements, including the receipt of necessary creditor, claimant and court approvals.  Certain insurers have contested the reorganization plans previously filed by Congoleum in the Bankruptcy Court and Congoleum is involved in ongoing litigation against its insurers in a state court coverage action.  If the insurers are successful in contesting the appeal of the Order of Dismissal, any future reorganization plan or in denying coverage under the insurance policies, such reorganization plan may not become effective.  Further, even if the insurers are not successful in contesting the appeal of the Order of Dismissal, any future plan that may be proposed or in denying coverage under the insurance policies, Congoleum may be required to incur significant time and expense litigating against the insurers, which could further delay any confirmation or effectiveness of any reorganization plan.  In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well as the bankruptcy proceedings generally.  In addition, for a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.  Moreover, the failure of any lender under any credit facility Congoleum may have or obtain to fund requests for borrowings by Congoleum could negatively impact Congoleum's business, results of operations or financial condition and its chances of obtaining confirmation of any plan of reorganization.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part II, Item 8 and Part II, Item 9, respectively, of this Annual Report on Form 10-K.

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

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum.  Agreements for these current intercompany arrangements expire on June 30, 2009, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first.  It is not known whether ABI, Congoleum and the other parties in interest will agree to extend the term of these arrangements, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be.  The terms of the Amended Joint Plan provided for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Amended Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Amended Joint Plan.  The Amended Joint Plan provided that the new agreement would be in form and substance mutually agreeable to the Bondholders' Committee, the ACC and ABI.  Pursuant to that new agreement, ABI's current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI's current president and chief operating officer during normal working hours and on an annual basis, and ABI's current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis.  Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum or otherwise could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

The Company and Congoleum sell their products on credit and their customers may fail to pay, or they may extend the payment period, for products sold to them on credit.

The Company and Congoleum sell their products on credit.  Customers purchasing goods on credit from the Company or Congoleum may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit, which may result in an increased investment in accounts receivable by the Company or Congoleum.  In light of the current recession in the United States, the risk that the Company and Congoleum may realize an increased investment in accounts receivable may be greater.  To the extent the Company and Congoleum are unable to collect receivables owed to them in a timely fashion, increased demands may be placed on their respective working capital, which could have a material adverse effect on their respective businesses, results of operations or financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products.  Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier.  Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition.  The Company's majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications.  Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition.  The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials.  Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.  In addition, raw material and energy costs increased sharply over the past year, particularly during the first half of 2008, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

Global and financial markets have recently been experiencing substantial disruption.  Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business.  The downturn in the housing industry has resulted in reduced demand for the Company's and Congoleum's products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division's products.  In addition, the decline in consumer and retailer, especially mid-tier retailer, spending has resulted in reduced demand for K&M's products.  There is presently an economic recession in the United States, affecting the industries in which the Company and Congoleum conduct business.  The Company expects the current and forecasted economic conditions to continue to negatively impact the Company's and Congoleum's businesses and operations and that the extent of that impact will depend on the duration and depth of the economic recession.

In addition, raw material and energy costs increased sharply over the past year, particularly during the first half of 2008, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

The Company's Tape Division principally sells its products through distributors.  Sales to five unaffiliated customers accounted for approximately 20% of the Company's Tape Division's net sales for the year ended December 31, 2008.  The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's Canadian Division sells its products through distributors and a direct sales force.  Sales to five unaffiliated customers accounted for approximately 22% of the Canadian Division's net sales for the year ended December 31, 2008.  The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors.  Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company's business, results of operations, or financial condition.  Congoleum derives a significant percentage of its sales from two of its distributors.  These two distributors accounted for approximately 63% of Congoleum's net sales for the year ended December 31, 2008.

The Company's subsidiary K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives.  Three of K&M's customers accounted for approximately 54% of its net sales for the year ended December 31, 2008. The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

At December 31, 2008, ABI and its subsidiaries owned ten manufacturing plants and a jewelry distribution center (located in Providence, Rhode Island) and leased office and warehousing space as follows:

Location	Square Feet	Owned Or Leased	Industry Segment For Which Properties Used

Trenton, NJ	1,050,000	Owned	Flooring products

Marcus Hook, PA	1,000,000	Owned	Flooring products

Trenton, NJ	282,000	Owned	Flooring products

Finksburg, MD	107,000	Owned	Flooring products

Mercerville, NJ	56,000	Leased	Flooring products

Sherbrooke, Quebec	379,000	Owned	Canadian division

Moorestown, NJ	226,000	Owned	Tape products

Lowell, MA	57,000	Owned	Tape products

Billerica, MA	30,000	Leased	Tape products

Renaix, Belgium	84,000	Owned	Tape products

Singapore	32,000	Owned	Tape products

Providence, RI	103,000	Owned	Jewelry products

New York, NY, Qingdao, China, and Orlando, FL	26,000	Leased	Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than a mortgage on a property in Singapore securing outstanding debt in an amount equal to approximately 44% of the original cost of the property and under the terms of the Company's principal debt agreement, pursuant to which the Company has granted a security interest in the properties in Moorestown, NJ, Lowell, MA and Providence, RI.  ABI believes that all of its and its subsidiaries' properties are in good condition and have been well maintained and that these properties are suitable and adequate for the Company’s present purposes.

It is estimated that during 2008, ABI's and its subsidiaries' plants for the manufacture of floor covering products operated at approximately 52% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 58% of aggregate capacity and the Canadian division operated at approximately 59% of aggregate capacity.  All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3.	LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency as a Potentially Responsible Party (“PRP”) within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, as to six sites in five separate states.    In addition, ABI has been named a PRP by the State of Maine’s Department of Environmental Protection with regard to two sites in Maine.  See Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these and related matters.

In accordance with SFAS No. 5, Accounting for Contingencies, ABI has recorded a reserve of approximately $3.2 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,269 pending claims involving approximately 1,824 individuals as of December 31, 2008.  These claims relate to products of the Company’s former Tile Division, which ABI contributed to Congoleum.  The claimants allege personal injury from exposure to asbestos or asbestos-containing products.  The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  Projecting future asbestos claims costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs.  The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2014 was $13.6 million to $44.0 million as of December 31, 2008.  The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $13.6 million in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $13.5 million at December 31, 2008, which has been included in other assets.  The estimated amount of insurance that is probable of recovery depends on the liability estimate as well as a number of additional factors, including the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  The recorded liability and related insurance asset do not include any related defense costs.  Defense costs are typically paid in addition to the indemnity limits under the primary layer insurance policies, while certain excess layer policies pay them within policy limits and other excess layer policies pay them in addition to policy limits.  Defense costs historically paid by ABI’s carriers have been approximately 150% of the related indemnity costs on average.

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

Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believed addressed the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”).  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case.  On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There can be no assurance that the appeal of the Order of Dismissal will be granted by the District Court or any other court which may be appealed to or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal were denied, Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

Even if the appeal of the Order of Dismissal is successful for Congoleum, there can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the conditions to the Amended Joint Plan or any other plan will be satisfied or waived, that the Amended Joint Plan or any other plan will timely receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey, that the Amended Joint Plan or any other plan will be confirmed, that the Amended Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for continued litigation over any plan of reorganization and the state court insurance coverage litigation.  Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Amended Joint Plan.

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

American Biltrite Inc.'s Common Stock is traded on the NYSE Amex (ticker symbol: ABL).  At the close of business on March 16, 2009, the closing price of ABI's Common Stock was $0.66 per share and the approximate number of record holders was 259. High and low sales prices for ABI’s Common Stock for each quarter over the last two years were:

	Sale Prices of Common Shares
	2008		2007
Quarter Ended	High	Low	High	Low

March 31	$7.50	$4.25	$9.75	$7.98
June 30	7.65	4.23	9.89	8.07
September 30	5.59	4.00	8.82	5.75
December 31	4.80	1.38	7.25	4.05

No dividends on the Common Stock were declared during 2008 or 2007.  The Company’s debt agreement restricts the ability of the Company to declare and pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries” set forth in Item 7 of this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	535,500	$ 8.39	347,520

Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	535,500	8.39	347,520(1)

(1)
Includes 287,020 shares of Common Stock available for issuance under the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 and further amended on May 6, 2008.  In addition to stock options, awards under that plan, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock awards specified in the plan.  If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards under that plan.

At the annual meeting of the Company’s stockholders held on May 6, 2008, the Company's stockholders approved the American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors, under which non-employee directors may be granted non-qualified options to purchase shares of Common Stock.  Prior to this approval, the Company granted such options to its non-employee directors pursuant to the Company’s 1999 Stock Option Plan for Non-Employee Directors, as amended, which had not been approved by the Company’s stockholders.

Congoleum maintains separate equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As noted elsewhere in this Annual Report on Form 10-K, including under “Risk Factors” in Item 1A and “Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries” in this Item 7, the Company is negotiating with its current lenders to obtain an amendment or waiver to address certain financial covenants under its existing principal credit agreement which the Company expects it would not comply with for the period ended March 31, 2009 and subsequent periods.  The Company is negotiating to obtain alternative financing to replace that credit agreement, including the term loan and credit facility included as part of that credit agreement.  The credit facility under that credit agreement expires on September 30, 2009.  The Company’s independent registered public accountant has issued an opinion on the Company’s consolidated financial statements that states that the consolidated financial statements were prepared assuming the Company will continue as a going concern and further states that the Company’s need to refinance its credit facility raises substantial doubt about its ability to continue as a going concern.  If the Company is unable to obtain such an amendment or waiver or to obtain alternative financing on satisfactory terms, the Company may not be able to continue as a going concern.

Global and financial markets have recently been experiencing substantial disruption.  Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business.  The downturn in the housing industry has resulted in reduced demand for the Company's and Congoleum's products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division's products.  In addition, the decline in consumer and retailer, especially mid-tier retailer, spending has resulted in reduced demand for K&M's products.  Forecasts generally call for a slowing economy and an economic recession in the United States, including in the industries in which the Company and Congoleum conduct business.  The Company expects the current and forecasted economic conditions to continue to negatively impact the Company's and Congoleum's businesses and operations and that the extent of that impact will depend on the duration and depth of the economic slowdown or recession.

In addition, raw material and energy costs increased sharply over the past year, particularly during the first half of 2008, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum.  However, under the terms of the Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum to be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed joint plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believed addressed the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of the Amended Joint Plan and the Litigation Settlement was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the Amended Joint Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”).  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case.  On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.

There can be no assurance that the appeal of the Order of Dismissal will be granted by the District Court or any other court which may be appealed to or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal were denied, Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

Even if the appeal of the Order of Dismissal is successful for Congoleum, there can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the conditions to the Amended Joint Plan or any other plan will be satisfied or waived, that the Amended Joint Plan or any other plan will timely receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey, that the Amended Joint Plan or any other plan will be confirmed, that the Amended Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for completion of the appellate process with respect to the Amended Joint Plan, continued litigation over any plan of reorganization and the state court coverage litigation.  Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Amended Joint Plan.

ABI estimates that it will spend an additional $300 thousand for legal fees in 2009, which it has accrued, in connection with Congoleum’s reorganization plan.  Actual costs for pursuing and implementing the Amended Joint Plan or any plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the minimum estimated cost increase.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

	2008		2007
	(In thousands of dollars)

Net sales	$202,449		$216,463
Cost of sales	151,814		160,034
Gross profit	50,635	25.0%	56,429	26.1%
Selling, general & administrative expenses	53,316	26.3%	57,820	26.7%
Impairment charges	12,899		-
Loss from operations	(15,580)		(1,391)

Interest expense, net	(1,612)		(2,297)
Other income, net	869		1,380
Loss before taxes and other items	(16,323)		(2,308)

Benefit from income taxes	(677)		(1,033)
Noncontrolling interests	157		(57)

Loss from continuing operations	$(15,489)		$(1,332)

Net sales for the year ended December 31, 2008 were $202.4 million, a decrease of $14.0 million from sales of $216.5 million in 2007.  Tape segment sales decreased $7.8 million or 7.9% due to lower sales volume of transfer paper, protective films and HVAC products, partly offset by $2.5 million in selling price increases.  Canadian segment sales increased $0.6 million or 1.0% due to improved industrial product sales.  Jewelry segment sales decreased $7.7 million or 12.2% due to lower shipments to mass merchandiser and mid-tier retailers, reflecting the weak retail environment.

Gross profit was 25.0% of net sales in 2008 compared to 26.1% in 2007.  Tape segment gross margins declined by 0.9 percentage points of net sales primarily due to significant inflation on raw materials, particularly during the first half of 2008, and the impact of lower production volumes, partly offset by price increases.  Canadian division gross margins improved by 4.5 percentage points of net sales due to improved margins on industrial products resulting from price increases, a more profitable sales mix of flooring products, and the effect of the weaker Canadian dollar relative to the US dollar in the fourth quarter of 2008.  Jewelry segment margins decreased by 5.9 percentage points of net sales due to increases in landed costs, higher selling allowances and higher royalty costs (resulting from more licensed products in the sales mix).

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2008 and 2007 would have been 23.9% and 25.6%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2008 were $53.3 million, down from $57.8 million in 2007.  Tape division selling, general and administrative expenses decreased $0.8 million due to lower sales related expenses and savings from headcount reductions, partly offset by severance costs and the impact of currency translation.  Selling, general and administrative expenses increased $0.6 million at Canadian division mainly due to higher salaries and travel expenses related to personnel changes.  Jewelry segment selling, general and administrative expenses decreased by $1.7 million from 2007 to 2008 primarily due to headcount reduction programs and other expense cuts.  In addition, corporate expenses not allocated to operations were significantly lower in 2008 than 2007 due to lower net provisions for environmental and other contingent liabilities.

During 2008, the Company evaluated the recovery of goodwill and certain other capitalized intangibles related to the Jewelry segment in light of that segment’s recent operating performance, the economic environment, and market value conditions for similar businesses.  Based on that evaluation, a non-cash impairment charge of $12.0 million was recorded in the fourth quarter of 2008 which wrote off all goodwill and capitalized intangibles of the Company.  The Company also evaluated the recovery of its investment in Hulera Sula in light of Hulera Sula’s operating losses for 2008 and 2007.  A non-cash impairment charge of $850 thousand was recorded to write off the Company’s investment in Hulera Sula.

Net interest expense of $1.6 million for 2008 was down $0.7 million as a result of lower debt levels as well as lower interest rates.

Other income decreased from $1.4 million in 2007 to $0.9 million in 2008 as a result of expenses related to certain interest rate swap agreements, including costs to terminate those agreements in 2008.

The effective tax rates for 2008 and 2007 were 4.1% and 44.8%, respectively.  The lower 2008 effective tax rate is due primarily to the increase in valuation allowance against net operating loss carry forwards and other deferred tax assets, which may not be recovered by ABI in future periods due to the uncertainty in ABI’s ability to generate sufficient taxable income.

The Company incurred a loss of $15.5 million from continuing operations for 2008 compared with a loss of $1.3 million in 2007 as a result of the $12.9 million non-cash impairment charge in 2008 coupled with weaker operating results at two of the three divisions.

Congoleum

	2008		2007
	(In thousands of dollars)

Net sales	$172,644		$204,262
Cost of sales	142,032		153,809
Gross profit	30,612	17.7%	50,453	24.7%

Selling, general & administrative expenses	35,397	20.5%	37,469	18.3%
Asbestos-related reorganization expenses	11,491		41,315
Loss from operations	(16,276)		(28,331)

Bond interest reversal	-		29,603
Interest income, net	857		197
Other expense, net	(970)		(447)
(Loss) income before taxes	(16,389)		1,022
(Benefit from) provision for income taxes	(1,768)		1,713

Net loss	$(14,621)		$(691)

Net sales for the year ended December 31, 2008 totaled $172.6 million as compared to $204.3 million for the year ended December 31, 2007, a decrease of $31.7 million or 15.5%.  The decrease in sales resulted primarily from lower sales to the manufactured housing industry coupled with continued demand weakness in the new construction and remodeling markets, partially offset by price increases instituted during 2008 (4.7%).

Gross profit for the year ended December 31, 2008 totaled $30.6 million, or 17.7% of net sales, compared to $50.5 million or 24.7% of net sales for the year ended December 31, 2007.  Sharp increases in raw material costs during the year (3.7% of net sales), coupled with the negative impact of lower production volumes over which to spread fixed manufacturing overhead (6.5% of net sales) accounted for the decline in gross margin dollars and percentage, partially offset by cost reduction programs implemented during the year.

Selling, general and administrative expenses were $35.4 million for the year ended December 31, 2008 as compared to $37.5 million for the year ended December 31, 2007, a decrease of $2.1 million.  The decrease was primarily driven by lower wages and benefits expense (down $2.0 million), reflecting workforce reductions instituted in 2008, coupled with reductions in other selling, general and administrative expenses.

Based on the terms of the Amended Joint Plan, in the third quarter of 2008 Congoleum recorded an additional $11.5 million provision for estimated costs for the reorganization proceedings.  In the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Amended Joint Plan and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.

Loss from operations, excluding the special charges above, was $4.8 million for the year ended December 31, 2008 compared to operating income of $12.9 million for the year ended December 31, 2007, a decrease of $17.7 million.  This change in operating income was a result of lower sales, coupled with the unfavorable impact of raw material costs and lower production volumes on gross profit, partially offset by lower operating expenses.

Interest income was $1.3 million and $1.2 million in 2008 and 2007, respectively.  Interest expense, excluding interest on the Senior Notes, for 2008, was $0.4 million as compared to interest expense of $1.0 million for 2007.  Bond interest reversal on the Senior Notes in 2007 was $29.6 million.

Benefit for income taxes was $1.8 million in 2008 and a provision of $1.7 million in 2007, reflecting an increase in non-deductible expenses for tax purposes in 2007.

Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased by $863 thousand to $3.0 million at December 31, 2008 as compared to December 31, 2007.  Total debt at December 31, 2008 was $25.5 million, down $3.4 million from December 31, 2007.  Working capital at December 31, 2008 was $24.8 million, compared with $32.5 million at December 31, 2007.  The ratio of current assets to current liabilities at December 31, 2008 was 1.51 compared to 1.64 at December 31, 2007. The decreases in working capital and ratio of current assets to current liabilities is due in part to the classification of ABI’s Term Loan ($5.5 million) entirely as a current liability as of December 31, 2008. See below for further discussion of the Company’s financing.

Net cash used by operating activities of continuing operations for the year ended December 31, 2008 was $1.6 million compared with cash provided of $6.7 million for the year ended December 31, 2007.  This decrease was primarily due to a $3.6 million increase in inventory during 2008 compared with a decrease in inventory of $5.9 million in 2007, as well as more cash used to settle payables and accrued liabilities in 2008 versus 2007, partly offset by reductions in accounts receivable levels.

Capital expenditures for 2008 were $1.5 million compared to $1.7 million for 2007.

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

The Company does not anticipate it will meet the covenant with respect to the ratio of Consolidated Adjusted EBITDA to Consolidated Fixed Charges for the period ended March 31, 2009 and subsequent periods.  As a result, the Company is currently negotiating with its lenders to amend the Credit Agreement to address, or obtain a waiver for, any such breaches.  The credit facility under the Credit Agreement expires September 30, 2009 and will have to be extended, refinanced or replaced by that expiration date or any earlier time required by any waiver or amendment the Company may obtain or enter into to address the expected covenant breaches under the Credit Agreement.  Although the Company currently anticipates that it will be able to obtain a waiver or enter an amendment to address these matters, there can be no assurances that the Company will be successful in this regard.  Further, any waiver or amendment the Company may obtain is expected to be limited in scope and duration such that the Company would likely need to obtain further amendments or waivers in the future or obtain alternative financing. Based on the Company’s anticipated covenant breaches, the Company has classified the entire outstanding balance of the Term Loan ($5.5 million) as a current liability at December 31, 2008.

The Company is also currently negotiating for alternative financing to replace the Credit Agreement, including the Term Loan and the Revolver. The Company believes it will be successful in obtaining alternative financing during the second quarter of 2009, and that the replacement facility contemplated would provide the Company with sufficient financing on commercially reasonable terms for an extended period of time. It is possible, however, that the Company may not be successful in obtaining the alternative financing it is currently seeking and it may not be able to obtain financing from other alternative sources or under a different arrangement with its existing lenders.  Failure to obtain adequate financing on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

Any required amendments or replacement financing, if obtained, could result in significant cost to the Company.  If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the Revolver and require the Company to repay all amounts outstanding under the Credit Agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral (most of the Company’s and its subsidiaries’ (excluding Congoleum) assets, as applicable) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Under the terms of the Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI’s business, operations and financial condition.  In connection with Congoleum’s plan of reorganization, ABI expects to spend $300 thousand in 2009, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See elsewhere in this Annual Report on Form 10-K, including Notes 1 and 9 of the Notes to the Consolidated Financial Statements, which are set forth in Item 8 of this Annual Report on Form 10-K, for a discussion of Congoleum’s bankruptcy proceedings.  These matters continue to have a material adverse impact on liquidity and capital resources.  During 2008, Congoleum paid $15.9 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the New Jersey state court insurance coverage action Congoleum is litigating against certain of its insurers (the “Coverage Action”).  Furthermore, at December 31, 2008, Congoleum had incurred but not paid approximately $7.4 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Amended Joint Plan, and the expected terms of any future plan, including the Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Following the ruling that the Amended Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of any plan of reorganization for Congoleum, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, Gilbert, Heintz & Randolph LLP (currently known as Gilbert Oshinsky LLP) (“GHR”) to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR entered into a settlement agreement under which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement agreement in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of that settlement agreement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2008, were $15.1 million, a decrease of $11.3 million from December 31, 2007.  Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at December 31, 2008 and December 31, 2007.  Additionally, $6.5 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, which is subject to a court order, is included as restricted cash at December 31, 2008.  In the second quarter of 2008 Congoleum received an additional $22.7 million from other insurance carriers which is also included in restricted cash.  Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the plan trust that would be established upon effectiveness of the plan of reorganization should the Bankruptcy Court confirm such a plan pursuant to section 524(g) of the Bankruptcy Code (the “Plan Trust”).  Net working capital was a negative $1.6 million at December 31, 2008, down from $9.4 million at December 31, 2007.  The ratio of current assets to current liabilities was 1.0 to 1.0 at December 31, 2008 and 1.1 to 1.0 at December 31, 2007.  Net cash used in operations during for the year ended December 31, 2008 was $10.1 million, as compared to net cash provided by operations of $11.3 million during the year ended December 31, 2007.

Capital expenditures in 2008 totaled $4.6 million.  Congoleum is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3.0 million and $5.0 million in 2010, primarily for maintenance and improvement of plants and equipment, which Congoleum expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  In connection with the amendment and extension of the agreement during 2008, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate.  A fee of $30 thousand was paid in connection with the waiver and amendment.  Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2008, based on the level of receivables and inventory, $17.4 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.0 million was utilized by the revolving loan.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions beyond June 30, 2009) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

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

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2009.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

As noted elsewhere in this Annual Report on Form 10-K, the Bankruptcy Court has issued an Order of Dismissal and the appeal of that order that is currently being pursued may not be successful.  There can be no assurance that Congoleum’s bankruptcy case will not be dismissed or converted or that a plan of reorganization for Congoleum will be approved, confirmed and become effective on terms consistent with the Amended Joint Plan or otherwise.

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

Asbestos Liabilities – As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products.  ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation.  These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs.  Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a six year horizon.  Accordingly, the Company’s estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next six years.  A change in assumptions could have a material effect on the Company’s estimated liability.  For example, it is estimated that a 1 percentage point increase in the Company’s acceptance rate of mesothelioma claims results in a 21% increase in mesothelioma liability assuming all other variables remained constant.

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

Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products.  During 2008, Congoleum paid $15.9 million (net of recoveries) in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Given the terms of the proposed Amended Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a Claimant Agreement, which provides for settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on a previous plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in a previous plan.  It is also likely that additional new claims may be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

ABI understands that Congoleum expects that insurance will provide the substantial majority of the recovery available to claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself.  Congoleum believes it has insufficient/limited financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

While Congoleum has provided for the anticipated costs to effect the Amended Joint Plan, costs for pursuing and implementing the Amended Joint Plan and any plan of reorganization could be materially higher than recorded amounts and previous estimates.

Congoleum will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to Congoleum’s earnings in future periods.

Consolidation of Congoleum – The Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003.   The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  ABI expects to continue to own a majority of the voting stock of Congoleum until Congoleum’s reorganization proceedings are concluded.  Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that the plan will provide that ABI’s shares of Congoleum will be cancelled.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.  ABI’s reported consolidated financial condition, operating results and cash flows results would be materially different if they did not include Congoleum.  The Company anticipates its equity interest in Congoleum will be eliminated in connection with the effectiveness of any future Congoleum plan of reorganization, at which time it will no longer include Congoleum in the Company’s consolidated financial statements.

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

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  In 2008 and 2007, the Company assumed that the expected long-term rate of return on plan assets will be 7.0% - 7.5%.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years.  This produces the expected return on plan assets that is included in pension expense.  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency.  At December 31, 2008, the Company determined this rate to be 5.75% - 7.50%.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets with Consolidating Details – Assets
(In thousands of dollars)

	December 31		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007
Assets
Current assets:
Cash and cash equivalents	$18,072	$30,185			$15,077	$26,327	$2,995	$3,858
Restricted cash	29,680	6,501			29,680	6,501
Accounts and notes receivable, less allowances for doubtful accounts and discounts of $2,720 in 2008 and $2,917 in 2007	36,627	41,345	$(367)	$(316)	13,789	14,162	23,205	27,499
Inventories	79,082	78,401	(89)	(125)	35,814	35,182	43,357	43,344
Taxes receivable	1,334	468					1,334	468
Deferred income taxes	-	961					-	961
Prepaid expenses & other current assets	6,406	20,001			3,922	13,138	2,484	6,863
Total current assets	171,201	177,862	(456)	(441)	98,282	95,310	73,375	82,993

Property, plant & equipment, net	88,466	99,153			56,520	61,993	31,946	37,160

Other assets:
Insurance for asbestos-related liabilities	13,509	11,140					13,509	11,140
Goodwill, net	–	11,605					–	11,605
Other assets	21,825	22,507	(117)	(126)	17,065	15,402	4,877	7,231
	35,334	45,252	(117)	(126)	17,065	15,402	18,386	29,976

Total assets	$295,001	$322,267	$(573)	$(567)	$171,867	$172,705	$123,707	$150,129

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets with Consolidating Details – Liabilities and Stockholders’ Equity (Deficit)
(In thousands of dollars, except share and per share amounts)

	December 31		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007
Liabilities
Current liabilities:
Accounts payable	$16,298	$22,570	$(366)	$(316)	$7,472	$10,715	$9,192	$12,171
Accrued expenses	31,880	36,913			16,897	20,742	14,983	16,171
Asbestos-related liabilities	50,022	31,207			50,022	31,207
Deferred income taxes	6,533	7,725			6,533	7,725
Notes payable	32,747	30,309			13,994	10,551	18,753	19,758
Current portion of long-term debt	5,611	2,376					5,611	2,376
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	148,088	136,097	(366)	(316)	99,915	85,937	48,539	50,476

Long-term debt, less current portion	1,112	6,725					1,112	6,725
Asbestos-related liabilities	13,563	12,600					13,563	12,600
Other liabilities	16,801	12,785					16,801	12,785
Noncontrolling interests	835	1,093					835	1,093
Liabilities subject to compromise	161,386	133,098	(117)	(126)	161,503	133,224
Total liabilities	341,785	302,398	(483)	(442)	261,418	219,161	80,850	83,679

Stockholders’ equity (deficit)
Common stock, par value $.01, authorized 15,000,000 shares, issued 4,607,902 shares	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	19,749	19,607	(49,386)	(49,368)	49,386	49,368	19,749	19,607
Retained earnings (deficit)	1,803	30,835	35,466	35,413	(80,038)	(65,417)	46,375	60,839
Accumulated other comprehensive loss	(53,250)	(15,487)	6,110	6,110	(51,179)	(22,687)	(8,181)	1,090
Less cost of 1,166,351 shares of common stock in treasury	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Total stockholders’ equity (deficit)	(46,784)	19,869	(90)	(125)	(89,551)	(46,456)	42,857	66,450

Total liabilities and stockholders’ equity (deficit)	$295,001	$322,267	$(573)	$(567)	$171,867	$172,705	$123,707	$150,129

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Operations with Consolidating Details
(In thousands of dollars, except share and per share amounts)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$375,093	$420,725			$172,644	$204,262	$202,449	$216,463

Cost of products sold	292,501	312,814	$(1,345)	$(1,029)	142,032	153,809	151,814	160,034
Selling, general & administrative expenses	88,713	95,289			35,397	37,469	53,316	57,820
Impairment charges	12,899	-					12,899	-
Asbestos-related reorganization charges	11,491	41,315			11,491	41,315
Loss from operations	(30,511)	(28,693)	1,345	1,029	(16,276)	(28,331)	(15,580)	(1,391)
Other income (expense)
Interest income	1,317	1,338			1,261	1,224	56	114
Bond interest reversal	-	29,603			-	29,603
Other interest expense	(2,072)	(3,438)			(404)	(1,027)	(1,668)	(2,411)
Other (expense) income, net	(1,411)	(78)	(1,310)	(1,011)	(970)	(447)	869	1,380
	(2,166)	27,425	(1,310)	(1,011)	(113)	29,353	(743)	(917)
(Loss) income before taxes and other items	(32,677)	(1,268)	35	18	(16,389)	1,022	(16,323)	(2,308)
(Benefit from) provision for income taxes	(2,445)	680			(1,768)	1,713	(677)	(1,033)
Noncontrolling interests	157	(57)					157	(57)

Net loss from continuing operations	(30,075)	(2,005)	35	18	(14,621)	(691)	(15,489)	(1,332)
Discontinued operation	1,025	-					1,025	-

Net loss	$(29,050)	$(2,005)	$35	$18	$(14,621)	$(691)	$(14,464)	$(1,332)

	2008	2007
Net loss per common share, basic and diluted:
Continuing operations	$(8.74)	$(0.58)
Discontinued operation	0.30	-

Net loss per common share	$(8.44)	$(0.58)
Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows with Consolidating Details – Operating Activities
(In thousands of dollars)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Operating activities
Net loss	$(29,050)	$(2,005)	$35	$18	$(14,621)	$(691)	$(14,464)	$(1,332)
Net income from discontinued operation	(1,025)	-					(1,025)	-
Net loss from continuing operations	(30,075)	(2,005)	35	18	(14,621)	(691)	(15,489)	(1,332)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	15,138	16,185			10,238	10,690	4,900	5,495
Provision for doubtful accounts and discounts	3,802	2,826					3,802	2,826
Deferred income taxes	(1,969)	(1,576)			(1,721)	325	(248)	(1,901)
Asbestos-related charge	11,491	41,315			11,491	41,315
Bond interest (reversal) expense	-	(29,603)			-	(29,603)
Impairment charges	12,899	-					12,899	-
Stock compensation charge	160	35			18	19	142	16
Change in operating assets and liabilities:
Accounts and notes receivable	(80)	(2,068)	41	216	373	3,436	(494)	(5,720)
Inventories	(4,241)	4,876	(35)	(18)	(632)	(962)	(3,574)	5,856
Prepaid expenses & other current assets	202	2,113			48	1,965	154	148
Proceeds from legal fees disgorgement	9,168	-			9,168	-
Accounts payable and accrued expenses	(9,752)	(1,359)	(41)	(216)	(7,115)	(1,097)	(2,596)	(46)
Asbestos-related expenses	(15,895)	(13,048)			(15,895)	(13,048)
Asbestos-related reimbursement from insurance settlement	-	1,498			-	1,498
Noncontrolling interests	(258)	6					(258)	6
Other	(2,331)	(1,226)			(1,494)	(2,561)	(837)	1,335

Net cash (used) provided by operating activities	$(11,741)	$17,969	$-	$-	$(10,142)	$11,286	$(1,599)	$6,683

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows with Consolidating Details – Investing & Financing Activities
(In thousands of dollars)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2008	2007	2008	2007	2008	2007	2008	2007

Investing activities
Investments in property, plant and equipment	$(6,111)	$(6,219)			$(4,591)	$(4,541)	$(1,520)	$(1,678)
Net cash used by investing activities	(6,111)	(6,219)			(4,591)	(4,541)	(1,520)	(1,678)

Financing activities
Net short-term borrowings (payments)	3,387	(2,393)			3,443	(2,164)	(56)	(229)
Payments on long-term debt	(2,378)	(2,301)					(2,378)	(2,301)
Net change in restricted cash	40	3,155			40	3,155
Janus note receivable	4,034	-					4,034	-
Net cash provided (used) by financing activities	5,083	(1,539)			3,483	991	1,600	(2,530)

Effect of foreign exchange rate changes on cash	656	(1,206)					656	(1,206)

Net (decrease) increase in cash	(12,113)	9,005			(11,250)	7,736	(863)	1,269
Cash and cash equivalents at beginning of year	30,185	21,180			26,327	18,591	3,858	2,589

Cash and cash equivalents at end of year	$18,072	$30,185			$15,077	$26,327	$2,995	$3,858

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2006	$46	$19,591	$32,821	$(19,291)	$(15,132)	$18,035

Comprehensive income
Net loss for 2007			(2,005)			(2,005)
Foreign currency translation adjustments				3,158		3,158
Defined benefit plans adjustment, net of tax of $99				646		646
Total comprehensive income						1,799
Stock compensation		16				16
Effect of Congoleum stock compensation			19			19

Balance at December 31, 2007	46	19,607	30,835	(15,487)	(15,132)	19,869

Comprehensive income
Net loss for 2008			(29,050)			(29,050)
Foreign currency translation adjustments				(4,040)		(4,040)
Defined benefit plans adjustment, net of tax of $155				(33,723)		(33,723)
Total comprehensive loss						(66,813)
Stock compensation		142				142
Effect of Congoleum stock compensation			18			18

Balance at December 31, 2008	$46	$19,749	$1,803	$(53,250)	$(15,132)	$(46,784)

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

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

As discussed more fully below and elsewhere in these notes to consolidated financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003.  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $89.6 million in excess of the value of ABI’s investment in Congoleum at December 31, 2008.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded.  Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that the plan will provide that ABI’s ownership interests in Congoleum will be cancelled.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  Credit losses in previous years have generally been within management’s expectations.  For the years ended December 31, 2008 and 2007, the Company had two customers that accounted for 29% and 32% of net sales, respectively.  At December 31, 2008 and 2007, one customer accounted for 17% and 14% of trade receivables outstanding, respectively.

Cash

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase.  The carrying value of cash equivalents approximates fair value.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Restricted Cash

Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender, and the funds in that account are used by the lender to pay down any loan balance.  Funds deposited in this account but not immediately applied to the loan balance are recorded as restricted cash.  At December 31, 2008 and 2007, none of Congoleum’s cash was restricted under its financing agreement.  Additionally, Congoleum’s restricted cash includes certain insurance settlements to be paid to the Plan Trust under the terms of Congoleum’s reorganization plan.  Restricted cash at December 31, 2008 and 2007 represented the settlement amounts and interest earned.

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

Debt Issue Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt agreements.  Debt issue costs at December 31, 2008 and 2007 amounted to $79 thousand and $282 thousand, respectively, net of accumulated amortization of $3.5 million and $3.3 million, respectively, and are included in other noncurrent assets.

Derivative Instruments

During 2006, in connection with its debt refinancing (see Note 5), the Company entered into two interest rate swap agreements to manage the Company’s exposure to fluctuations in interest rates on its term loan and portions of its revolver borrowings.  These derivative instruments were recorded at fair value on the consolidated balance sheet.  The Company did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) for these instruments.  Changes in the fair value of the interest rate swap agreements were recognized in Other income (expense) on the consolidated statement of operations in accordance with SFAS 133.  As of December 31, 2007, the fair value of the swap agreements was a loss of $327 thousand.  On December 30, 2008, the Company early terminated the swap agreements and paid $542 thousand.  For 2008, the Company recognized expense of $215 thousand for the further devaluation and termination of the swap agreements.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Goodwill at December 31, 2007 includes $11.3 million recorded in connection with the Company’s acquisitions of partnership interests in K&M, the majority of which occurred in 1995.  During the fourth quarter of 2005, the Company acquired certain assets and assumed certain liabilities of the Jay Jewelry division, a Florida distributor of costume jewelry of JayRam, Inc.  Goodwill of $305 thousand was recorded for this acquisition.

During 2008, the Company evaluated the recovery of goodwill and certain other capitalized intangibles related to the Jewelry segment in light of that segment’s recent operating performance, the economic environment, and market value conditions for similar businesses.  Based on that evaluation, a non-cash impairment charge of $12.0 million was recorded in the fourth quarter of 2008, which wrote off all goodwill ($11.6 million) and capitalized intangibles ($444 thousand) of the Company.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets other than goodwill and indefinite-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.  To analyze recoverability, it projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings.  The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.  The Company evaluated the recoverability of its other long-lived assets and determined they were not impaired.

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	2008	2007

Beginning balance	$2,369	$2,940
Accruals	5,040	4,031
Charges	(4,998)	(4,602)

Ending balance	$2,411	$2,369

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

Asbestos Liabilities and Congoleum Plan of Reorganization

The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products years ago.  The Company records a liability and a corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation.  In estimating the Company’s asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties including the anticipated costs to settle claims, the claims dismissal rate, the number of claims expected to be received, the applicability and allocation of insurance coverage to these costs, and the solvency of insurance carriers.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  The Company does not include legal defense costs in its estimates of future costs and related insurance recoveries to settle asbestos litigation.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

The Company’s subsidiary Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (see Notes 8 and 9).  The recorded liability for Congoleum’s asbestos-related exposures is based on the minimum estimated cost to resolve these liabilities through the confirmation of a plan of reorganization.  As noted in Note 9, the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) has issued an order dismissing Congoleum’s bankruptcy 11 case (the “Order of Dismissal”) and that order is being appealed.  The Bankruptcy Court has issued a stay of the Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  There can be no assurance that Congoleum’s bankruptcy case will not be dismissed or converted or that a plan of reorganization for Congoleum will be approved, confirmed and become effective on terms consistent with the most recent amended joint plan of reorganization for Congoleum filed with the Bankruptcy Court or otherwise.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred.  Expenses incurred for promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel.  Advertising expense (including cooperative advertising) amounted to $2.4 million and $2.6 million for 2008 and 2007, respectively.  General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental.  In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, and environmental remediation costs.  The Company also records shipping, handling, purchasing and finished goods inspection costs in general and administrative expenses.  Shipping and handling costs for the years ended December 31, 2008 and 2007 were $6.3 million and $7.2 million, respectively.  Purchasing and finished goods inspection costs were $2.2 million for each of the years 2008 and 2007.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $6.0 million and $6.2 million for the years ended December 31, 2008 and 2007, respectively.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Recently Issued Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is in the process of evaluating the impact, if any, of the provisions of SFAS 162 on its consolidated financial position, operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis, beginning in the first quarter of 2009.  The Company is currently evaluating the impact, if any, that SFAS 141(R) may have on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective in the first quarter of 2008, and the adoption did not have a material impact on the Company’s financial position or results of operations.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and was effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

2.  Inventories

Inventories at December 31 consisted of the following (in thousands):

	2008	2007

Finished goods	$56,262	$55,478
Work-in-process	10,847	10,327
Raw materials and supplies	11,973	12,596

	$79,082	$78,401

At December 31, 2008, domestic inventories determined by the LIFO inventory method amounted to $46.0 million ($45.6 million at December 31, 2007).  If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $14.0 million and $7.6 million higher at December 31, 2008 and 2007, respectively.  During 2008 and 2007, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers.  The liquidations increased cost of sales by $95 thousand and $7 thousand for 2008 and 2007, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows (in thousands):

	2008	2007

Land and improvements	$5,527	$5,527
Buildings	77,340	78,717
Machinery and equipment	285,453	290,491
Construction-in-progress	3,896	2,976
	372,216	377,711
Less accumulated depreciation	283,750	278,558

	$88,466	$99,153

Depreciation expense amounted to $14.6 million and $15.5 million for 2008 and 2007, respectively.

4.  Accrued Expenses

Accrued expenses at December 31 consisted of the following (in thousands):

	2008	2007

Accrued advertising and sales promotions	$17,625	$20,906
Employee compensation and related benefits	7,124	7,581
Environmental liabilities	815	849
Royalties	959	828
Income taxes	371	355
Other	4,986	6,394

	$31,880	$36,913

As a result of Congoleum’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2008 and 2007 (see Note 9).

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements

Long-term debt and notes payable under revolving credit facilities at December 31 were as follows (in thousands):

	2008	2007

Notes payable (current)	$32,747	$30,309

Term loan	$5,500	$7,500
Other notes	1,223	1,601
Total term debt	6,723	9,101
Less current portion	2,111	2,376

Non-current term debt	$4,612	$6,725

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

At December 31, 2008 and 2007, $18.8 million and $19.8 million were outstanding under the Revolver, respectively, and outstanding letters of credit totaled $1.7 million as of both year ends.  Unused borrowing availability under the Revolver at December 31, 2008 and 2007 was $9.5 million and $8.5 million, of which $8.2 million and $2.7 million, respectively, was available to AB Canada.

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

The Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  The Company does not anticipate it will meet the covenant with respect to the ratio of Consolidated Adjusted EBITDA to Consolidated Fixed Charges for the period ended March 31, 2009 and subsequent periods. As a result, the Company is currently negotiating with its lenders to amend the Credit Agreement to address, or obtain a waiver for, any such breaches.  The credit facility under the Credit Agreement expires September 30, 2009 and will have to be extended, refinanced or replaced by that expiration date or any earlier time required by any waiver or amendment the Company may obtain or enter into to address the current and expected covenant breaches under the Credit Agreement.  Although the Company currently anticipates that it will be able to obtain a waiver or enter an amendment to address these matters, there can be no assurances that the Company will be successful in this regard.  Further, any waiver or amendment the Company may obtain is expected to be limited in scope and duration such that the Company would likely need to obtain further amendments or waivers in the future or obtain alternative financing. Based on the Company’s anticipated covenant breaches, the Company has classified the entire outstanding balance of the Term Loan ($5.5 million) as a current liability at December 31, 2008.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

The Company is also currently negotiating for alternative financing to replace the Credit Agreement, including the Term Loan and the Revolver. The Company believes it will be successful in obtaining alternative financing during the second quarter of 2009, and that the replacement facility contemplated would provide the Company with sufficient financing on commercially reasonable terms for an extended period of time. It is possible, however, that the Company may not be successful in obtaining the alternative financing it is currently seeking and it may not be able to obtain financing from other alternative sources or under a different arrangement with its existing lenders.  Failure to obtain adequate financing on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

Any required amendments or replacement financing, if obtained, could result in significant cost to the Company.  If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the Revolver and require the Company to repay all amounts outstanding under the Credit Agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral (most of the Company’s and its subsidiaries’ (excluding Congoleum) assets, as applicable) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The terms of the Company’s Credit Agreement include restrictions on incurring additional indebtedness, restrictions on some types of payments including dividends, and limitations on capital expenditures.  At December 31, 2008, the Company was restricted from making any distributions from retained earnings.

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore.  The loans were for 25,000 Belgian francs (US $681 thousand at the foreign currency exchange rate in effect when the loan was entered into) and 2,700 Singapore dollars (US $1.5 million at the foreign currency exchange rate in effect when the loan was obtained).  The loans are payable in equal installments through 2008 and 2018, respectively.  The interest rates on the loans are 5.6% for the Belgian loan and 4.5% for the Singapore loan.  The loans are secured by the property acquired with the proceeds of the applicable loan.  During 2008, the remaining balance of the Belgian loan was paid.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

In connection with the acquisition of certain assets and assumption of certain liabilities of a Florida distributor in October 2005, the Company issued a note payable to the seller for $1.0 million.  The note was subsequently reduced by $251 thousand as a result of a purchase price adjustment in April 2006.  At December 31, 2007, the outstanding balance on the note was $221 thousand.  During 2008, the remaining balance was paid.

Congoleum Debt

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”).  In connection with the most recent amendment and extension of the agreement, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was in compliance with these covenants (as amended) at December 31, 2008.  Borrowings under this facility are collateralized by inventory and receivables.  At December 31, 2008, based on the level of receivables and inventory, $17.4 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.0 million was utilized by the revolving loan.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

On August 3, 1998, Congoleum issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued interest and the principal amount of the Senior Notes, are included in “Liabilities Subject to Compromise” (see Note 9) as of December 31, 2008.

Congoleum’s $100 million 8 5/8% Senior Notes due 2008 had a book value of $100 million with no fair market value information available at December 31, 2008 due to insufficient market activity.  These notes had a book value of $99.9 million and a fair market value of $72.0 million at December 31, 2007.

Interest

Interest paid on all outstanding debt amounted to $2.1 million in each of the years 2008 and 2007.  As noted above, in connection with its Chapter 11 bankruptcy proceedings, Congoleum did not pay the interest due on its $100 million 8 5/8% Senior Notes during 2008 and 2007.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

Future Payments

Principal payments on the Company’s long-term debt obligations (other than Congoleum debt classified as liability subject to compromise) due in each of the next five years are as follows (in thousands):

2009	$5,611
2010	117
2011	104
2012	109
2013	114
2014 and thereafter	668

6.  Other Liabilities

Other liabilities at December 31 consisted of the following (in thousands):

	2008	2007

Pension benefit obligations	$8,185	$2,817
Environmental remediation and product related liabilities	4,454	5,336
Income taxes payable	394	590
Deferred income taxes	131	1,337
Other	3,637	2,705

	$16,801	$12,785

The Company’s pension benefit obligations increased during 2008 primarily as a result of a change in the funded status of certain plans (see Note 7).

As a result of Congoleum’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2008 and 2007 (see Note 9).

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

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$110,661	$107,527	$9,926	$9,664
Service cost	2,325	2,275	188	213
Interest cost	6,265	6,168	594	566
Plan participants contributions	184	180
Amendments	150	-
Actuarial (gain) loss	996	(2,025)	1,186	(137)
Foreign currency exchange rate changes	(2,640)	2,368
Benefits paid	(6,176)	(5,832)	(407)	(380)

Benefit obligation at end of year	$111,765	$110,661	$11,487	$9,926

	Pension Benefits
	2008	2007
	(In thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$98,238	$90,371
Actual return on plan assets	(25,831)	3,262
Employer contribution	3,633	7,685
Plan participants contribution	184	180
Foreign currency exchange rate changes	(2,833)	2,572
Benefits paid	(6,176)	(5,832)

Fair value of plan assets at end of year	$67,215	$98,238

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of year-end were as follows:

	2008	2007
Discount rate	5.75% - 7.50%	5.50% - 6.00%
Rate of compensation increase	3.00% - 4.00%	4.00% - 5.00%

The funded status of the plans and the unrecognized amounts included in accumulated other comprehensive loss as of December 31, 2008 and 2007 were as follows (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Unfunded status	$(44,550)	$(12,423)	$(11,487)	$(9,926)
Unrecognized net actuarial loss	52,664	19,762	1,386	250
Unrecognized transition obligations	-	(10)	-	3
Unamortized prior service cost	886	1,053

Net amount recognized	$9,000	$8,382	$(10,101)	$(9,673)

The amounts recorded in the consolidated balance sheets as of December 31, 2008 and 2007 were as follows (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Other assets (noncurrent)	$782	$1,165
Accrued benefit liability (noncurrent liabilities)	(45,332)	(13,588)	$(11,487)	$(9,926)
Accumulated other comprehensive loss	53,550	20,805	1,386	253

Net amount recorded	$9,000	$8,382	$(10,101)	$(9,673)

As a result of the adoption of SFAS 158, the Company recorded an asset of $782 thousand for the overfunded status of its pension plans covering employees of AB Canada.  The accrued benefit liability includes Congoleum’s pension liability of $37.0 million and $10.8 million as of December 31, 2008 and 2007, respectively.  The accrued benefit liability for other benefits is Congoleum’s liability for post-retirement benefits.  Congoleum’s pension and post-retirement benefit liabilities have been included in liabilities subject to compromise as of December 31, 2008 and 2007 (see Note 9).

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

At December 31, 2008 and 2007, accumulated other comprehensive loss also included the tax effect of pension liabilities recorded ($186 thousand and $341 thousand, respectively) and the effect of including the non-controlling interests’ portion of Congoleum’s pension liability adjustments ($14.7 million and $2.0 million, respectively) during periods when Congoleum has a deficit in retained earnings and stockholders’ equity (see Note 11).

Some of the Company’s pension plans have projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets.  The aggregate benefit obligations and fair value of plans assets for plans that were overfunded and underfunded as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Underfunded plans
PBO	$100,984	$94,723
Fair value of plan assets	55,652	81,135
Funded status	(45,332)	(13,588)
ABO	98,346	89,269
Overfunded plans
PBO	$10,781	$15,938
Fair value of plan assets	11,563	17,103
Funded status	782	1,165
ABO	9,648	13,620
All plans
PBO	$111,765	$110,661
Fair value of plan assets	67,215	98,238
Funded status	(44,550)	(12,423)
ABO	107,994	102,889

The components of net periodic benefit cost for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$2,325	$2,368	$188	$213
Interest cost	6,265	6,168	594	566
Expected return on plan assets	(6,783)	(6,574)
Recognized net actuarial loss	1,153	1,235	50	71
Amortization of prior service cost	154	167	3	10
Amortization of transition obligation	(9)	(51)

Net periodic benefit cost	$3,105	$3,313	$835	$860

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Changes recognized in Other Comprehensive Income for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Net actual loss	$33,527	$1,209
Recognized actuarial loss	(31)	(1,435)
Prior service cost (credit)	56	(142)
Recognized prior service (credit) cost	(28)	9
Foreign exchange	354	(188)

Total changes recognized in Other Comprehensive Income (before tax effect)	$33,878	$(547)

For the Company’s pension plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2009 is expected to be $4.3 million and $104 thousand, respectively.  For the Company’s post-retirement benefit plans, the estimated net loss to be amortized from accumulated other comprehensive loss during 2009 is expected to be $65 thousand.

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

	2008	2007

Discount rate	6.00% - 7.50%	5.50% - 6.00%
Expected long-term return on plan assets	7.00% - 7.50%	7.00% - 7.50%
Rate of compensation increase	4.00% - 5.00%	4.00% - 5.00%

The weighted-average discount rate used to determine net periodic benefit cost related to the Other Benefits was 6.00% for 2008 and 2007.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Assumed healthcare cost trend rates as of year-end were as follows:

	December 31
	2008	2007

Healthcare cost trend rate assumed for next year	8.5%	9.5%
Ultimate healthcare cost trend rate	5.0%	5.0%
Year that the assumed rate reaches the ultimate rate	2012	2012

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost components	$ 72	$ 63
Effect on post-retirement benefit obligation	886	797

For the Company’s pension plans, the weighted-average asset allocation at December 31, 2008 and 2007, by asset category, were as follows:

	December 31
	2008	2007

Equity securities	52%	62%
Debt securities	45%	37%
Other	3%	1%

Total	100%	100%

The Company has an investment strategy for the pension plan that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income.  The primary investment management objective for the plan’s assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects the Plan’s assets from excessive volatility in market value from year to year.  The investment policy takes into consideration the benefit obligations, including timing of distributions.  The Company selects professional money managers whose investment policies are consistent with the Company's investment strategy and monitors their performance against appropriate benchmarks.  The Company's target asset allocation is consistent with the weighted-average allocation at December 31, 2008.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Contributions

Congoleum expects to contribute $5.2 million to its pension plan and $571 thousand to its other postretirement plan in 2009.  American Biltrite expects to contribute $475 thousand to its pension plan in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid.  The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2008.

	Pension Benefits	Other Benefits
	(In thousands)

2009	$6,622	$571
2010	6,914	658
2011	7,067	740
2012	7,393	831
2013	7,502	941
2014 - 2018	40,584	5,969

Defined Contribution Plans

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees.  Eligible employees may contribute up to 15% to 20% of compensation (subject to annual Internal Revenue Code limits) with the Company partially matching contributions.  Defined contribution pension expense for the Company was $885 thousand and $918 thousand for the years ended December 31, 2008 and 2007, respectively.

8.  Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2014.  The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options.  Total rent expense charged to operations was $5.4 million in 2008 and $5.2 million in 2007.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

Future minimum payments relating to operating leases are as follows (in thousands):

2009	$4,447
2010	3,281
2011	812
2012	463
2013	269
Thereafter	2

$9,274

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products.  Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms.  These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts.  At December 31, 2008, the Company’s commitments for minimum royalty and advertising payments were as follows (in thousands):

2009	$1,802
2010	169
2011	212

$2,183

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

Liabilities of Congoleum comprised the majority of the environmental and other liabilities reported on the Company’s consolidated balance sheets as of December 31, 2008 and 2007 as shown in the table below.  As a result of Congoleum’s Chapter 11 bankruptcy filing and in accordance with SOP 90-7, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2008 and 2007.  Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following the discussion of ABI liabilities.  However, because Congoleum is included in ABI’s consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in the accompanying consolidated financial statements.  Congoleum previously filed several amended plans of reorganization under Chapter 11 of the United States Bankruptcy Code as part of its efforts to resolve its asbestos-related liabilities.  See Notes 1 and 9 for a discussion of this subject.

The following table summarizes American Biltrite’s and Congoleum’s recorded assets and liabilities for environmental, asbestos and other contingencies:

	December 31
	2008		2007
	Liability	Receivable	Liability	Receivable
	(In thousands)
American Biltrite
Environmental liabilities
Accrued expenses	$604		$639
Other liabilities, non-current	4,454		5,336
Other assets, non-current	-	$1,957	-	$2,203
	5,058	1,957	5,975	2,203
Asbestos product liability
Asbestos-related liabilities, non-current	13,563	-	12,600	-
Insurance for asbestos-related liabilities	-	13,509	-	11,140
	13,563	13,509	12,600	11,140

Other
Other liabilities, current	211	-	211	-
Other liabilities, non-current	1,053	-	1,039	-
	1,264	-	1,250	-

	$19,885	$15,466	$19,825	$13,343

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

	December 31
	2008		2007
	Liability	Receivable	Liability	Receivable
	(In thousands)
Congoleum
Environmental liabilities
Liabilities subject to compromise, current	$640		$640
Liabilities subject to compromise, non-current	3,719		3,802
Other assets, non-current	-	$2,113	-	$2,113
	4,359	2,113	4,442	2,113
Asbestos product liability
Asbestos-related liabilities, current	50,022	-	31,208	-
Other assets, current	-	1,322	-	10,490
	50,022	1,322	31,208	10,490
Other
Liabilities subject to compromise, current	49	-	49	-
Liabilities subject to compromise, non-current	813	-	825	-
Other assets, non-current	-	130	-	130
	862	130	874	130

	$55,243	$3,565	$36,524	$12,733
Consolidated
Environmental liabilities
Accrued expenses	$604		$639
Liabilities subject to compromise, current	640		640
Liabilities subject to compromise, non-current	3,719		3,802
Other liabilities, non-current	4,454		5,336
Other assets, non-current	-	$4,070	-	$4,316
	9,417	4,070	10,417	4,316
Asbestos product liability
Asbestos-related liabilities, current	50,022	-	31,208	-
Asbestos-related liabilities, non-current	13,563	-	12,600	-
Other assets, current	-	1,322	-	10,490
Insurance for asbestos-related liabilities	-	13,509	-	11,140
	63,585	14,831	43,808	21,630
Other
Liabilities subject to compromise, current	49	-	49	-
Liabilities subject to compromise, non-current	813	-	825	-
Other liabilities, current	211	-	211	-
Other liabilities, non-current	1,053	-	1,039	-
Other assets, non-current	-	130	-	130
	2,126	130	2,124	130

	$75,128	$19,031	$56,349	$26,076

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,269 pending claims involving approximately 1,824 individuals as of December 31, 2008.  These claims relate to products of ABI’s former Tile Division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to asbestos claims during the years ended December 31 was as follows:

	2008	2007

Claims at January 1	1,360	1,332
New claims	356	523
Settlements	(13)	(20)
Dismissals	(434)	(475)

Claims at December 31	1,269	1,360

ABI has primary and multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims were approximately $867 thousand in 2008 and $2.2 million in 2007 all of which were paid by ABI's primary insurance carriers, as were the related defense costs.  In June 2008, ABI’s primary layer insurance carriers advised ABI that coverage limits under the February 1996 coverage-in-place agreement had exhausted.  In August 2008, ABI and its applicable first-layer umbrella carriers reached an understanding on the coverage under ABI’s applicable first-layer excess umbrella policies (the “Umbrella Coverage”), including defense and indemnity obligations, allocation of claims to specific policies, and other matters. There was no gap in coverage following the exhaustion of the primary layer insurance coverage.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process.  Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable.  The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.  The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend against or strategically seek settlement for those claims on a case-by-case basis in the normal course of business.  Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  Changes in factors could have a material impact on the Company’s liability.  For example, it is estimated that a 1 percentage point increase in the Company’s acceptance rate of mesothelioma claims results in a 21% increase in mesothelioma liability assuming all other variables remained constant.

The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  Projecting future asbestos claim costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs.  Due to the numerous variables and uncertainties, including the effect of Congoleum’s Chapter 11 case and any proposed plan of reorganization on the Company’s liabilities, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a six year horizon.  The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2014 was $13.6 million to $44.0 million as of December 31, 2008.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $13.6 million in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $13.5 million at December 31, 2008, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts by ABI and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

ABI has been named as a Potentially Responsible Party ("PRP") within the meaning of the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), with respect to seven sites located in six separate states (the “CERCLA Sites”).  At one of the seven sites, which is located in Southington, Connecticut, (the "Southington Site"), an ABI subsidiary ("Ideal") is also named as a PRP.  At the Southington Site, in 2008, the other named PRPs offered a de minimus settlement to ABI and a performing party settlement to Ideal, which offers ABI and Ideal accept. ABI’s de minimus settlement amount was $106 thousand while Ideal’s performing party settlement amount was $671 thousand. ABI obtained a release for future obligations relating to this Site from the United States government and its agencies

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

including the EPA, the State of Connecticut, and the other PRP group defendants (the “Settling Parties”).  While Ideal did not receive a release from future obligations relating to this Site from the Settling Parties, it is not anticipated that any further assessments will be made against Ideal any time in the foreseeable future.  Under a preexisting agreement, Ideal shared a percentage of the settlement with the former owner of Ideal's assets.  Under a preexisting agreement between ABI and The Biltrite Corporation ("TBC"), TBC is liable for 37.5% of the remediation costs incurred by ABI with respect to the Southington Site which TBC paid to ABI.  Both the former owner of Ideal’s assets and TBC reimbursed ABI their respective shares of Ideal’s performing party settlement amount and ABI’s de minimus settlement amount, respectively.

At another site, ABI, together with a number of other named PRPs, entered a consent decree and site remediation agreement (the "Agreements") in September 1996, which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the "ILCO Site").  The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $1.5 million to $3.5 million.  Pursuant to a final allocation among consent decree participants, ABI's share of the currently estimated future remediation costs range from approximately $41 thousand to $93 thousand.  These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC's share, which by agreement is 37.5% of the remediation costs incurred by ABI.  A substantial share of ABI’s future remediation costs with respect to the ILCO site will be payable over the next one to five years.

ABI’s ultimate liability and funding obligations in connection with the CERCLA Sites depends on many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable from insurance.  However, under CERCLA and certain other laws, ABI, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

ABI is involved in two United States Environmental Protection Agency (“EPA”) sites in Georgia.  At one of the EPA sites, ABI has been named along with seven other PRPs with respect to a site in Atlanta, Georgia involving three neighborhoods (“Atlanta Site”) where properties within the boundaries of the Atlanta Site contains lead in the surface soil in concentrations that exceed the EPA’s residential lead screening level.  The EPA has requested that ABI enter an Administrative Order on Consent (“AOC”).  ABI has reviewed the EPA notification letter and the AOC and is assessing its responsibility with respect to the Atlanta Site and whether it is in ABI’s interest to enter the consent order.  The former owners have entered an AOC and will remediate the Atlanta

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

site and seek contribution from the other PRPs.  At the other site which is in Fulton County (together with the Atlanta Site, the “Georgia Sites”), a former smelting and refinery site, ABI has not entered into any negotiations with other PRP's or the site owner.  ABI believes, based upon current information available, that its liability at the Georgia sites will not be material.  Pursuant to ABI’s preexisting agreement with TBC, TBC is liable for 37.5% of these remediation costs, incurred by ABI at these Georgia Sites.

A lawsuit was brought by Olin Corporation in 1993 in the Federal District Court of Massachusetts, the present owner of a former chemical plant site in Wilmington, Massachusetts (the "Olin Site"), against ABI and three other defendants, which alleged that ABI and the three other defendants were liable for a portion of the site's soil and groundwater response and remediation costs at the site.  A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and for approximately one month during 1964, ABI held title to the property directly.

In 2000, ABI and TBC entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties.  Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin's $18.0 million of alleged past response costs incurred through December 31, 1998.  ABI and TBC also agreed to reimburse Olin for 21.7% of Olin's response costs incurred at the site after January 1, 1999, plus an annual reimbursement of $100 thousand for Olin's internal costs.  Pursuant to ABI’s preexisting agreement with TBC, TBC is liable for 37.5% of the costs that may be incurred by ABI in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the site.  Olin has estimated that the total response costs for 2009 will be approximately $3.6 million.  ABI has estimated total costs, including for 2009, to be in the range of $16.0 million to $47.3 million.  As of December 31, 2008, ABI has estimated its potential liability to Olin to be in the range of $3.9 million to $10.7 million after allocation for the annual reimbursement of $100 thousand for Olin's internal costs and before any recoveries from insurance and TBC.  Costs are expected to be paid over approximately the next ten years.  In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

The State of Maine Department of Environmental Protection (“Maine DEP”) has put Miller Industries, Inc, (“Miller”) the present owner of a former sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances.  In September of 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant were liable for costs to clean up a dumpsite (“Parcel A”) and a second parcel of land (“Parcel B”), which is alleged to contain polychlorinated biphenyls (“PCB’s”) in the soil.  The lawsuit, captioned Miller Industries, Inc. v American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine.  Miller was seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the “Maine Sites”).  The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted.  In January 2006, ABI was notified by the Maine DEP that it is a PRP as to both Parcel A and Parcel B.  Subsequently, Parcel B was named an EPA site. Prior to the commencement of the lawsuit by Miller, ABI had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs.  ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $1.3 million and $2.3 million.  ABI has been advised by Miller that the clean-up for Parcel B has been completed under budget.  ABI has been assessing the potential availability of insurance coverage for such costs.  ABI is not at this time able to determine what its potential liability will be with regard to the Maine Sites since ABI has neither accepted nor negotiated its allocable share of the costs with Miller.  Pursuant to ABI’s preexisting agreement with TBC, TBC is liable for 37.5% of costs these incurred by ABI for the Maine Sites.

The Company has been placed on notice by a group of four companies that entered into a settlement agreement with the EPA agreeing to fund and carry out a time critical remedial action (the “Ward Performing Parties”) that it is a potential responsible party of a claim at the Ward Transformer Superfund Site in Raleigh, North Carolina (the “Ward Site”).  There are three areas in the Ward Site which are to be remediated in two phases.  ABI is to be treated as a de minimus party at this site.  A Phase I settlement offer is expected to be made by the Ward Performing Parties to the named PRPs for this site.  ABI expects that the settlement offer for ABI will be approximately $45 thousand for ABI’s portion of the Phase I costs.  It is also expected that the proposed settlement would provide that if the costs of Phase I exceed $55 million, then the excess costs will be treated as Phase II costs.  A Phase II settlement offer will be made when the scope of work at the Ward Site has been determined by the Ward Performing Parties.  Pursuant to ABI’s preexisting agreement with TBC, TBC is liable for 37.5% of these remediation costs, incurred by ABI at this North Carolina site.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI's liabilities at the CERCLA Sites and the state supervised sites in Maine as well as the Olin Site with respect to the previous supervision of that site by the Massachusetts Department of Environmental Protection.  An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site.  ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims and ABI shared 37.5% of the amount of that reimbursement with TBC pursuant to ABI’s preexisting agreement with TBC.  Included in this insurance reimbursement is a payment of $4.6 million by one carrier in December 2005.  Another carrier has agreed to reimburse the Company for 2.5% of the Company’s liabilities regarding the future environmental expenses related to the Olin Site, $117 thousand of which was reimbursed through December 31, 2008 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to ABI’s preexisting agreement with TBC.  ABI and one of its insurance carriers continue to discuss ABI’s remaining demands for insurance coverage for these sites.

In connection with the transfer of ABI's Trenton, NJ tile plant to Congoleum in 1993, the Company entered an administrative consent order from the New Jersey Department of Environmental Protection for any environmental remediation the state may require at that location.  Pursuant to the contribution in 1993 of the Company's former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site.  Congoleum has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the business, results of operations and financial position of the Company.

In accordance with SFAS No. 5, Accounting for Contingencies, as of December 31, 2008 and 2007, ABI recorded a reserve of $5.1 million and $6.0 million, respectively, which represent probable and reasonably estimable amounts to cover the anticipated remediation costs described above based on facts and circumstances known to the Company.  The Company has also recorded a receivable of $2.0 million and $2.2 million as of December 31, 2008 and 2007, respectively, for ABI's estimable and probable recoveries for the contingencies described above.  These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change.  As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company's earnings in future periods.  The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code for purposes of resolving its asbestos-related liabilities (see Note 9).

Congoleum records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.4 million at December 31, 2008 and $4.4 million at December 31, 2007, are not reduced by the amount of insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at December 31, 2008 and $2.1 million at December 31, 2007, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy/Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The EPA has selected a remedy for the soil and shallow groundwater (“Operable Unit 1” or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which Congoleum is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $300 thousand in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (“ACC”), the Future Claimants’ Representative (“FCR”) and other asbestos claimant representatives.  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (“Bondholders’ Committee”) (representing holders of Congoleum’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the “Tenth Plan”) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.    In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.   After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believed addressed the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the New Plan.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”).  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case.  On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the U.S. District Court for the District of New Jersey.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  Under the terms of the Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Under the terms of the Amended Joint Plan, a trust will be created that will assume the liability for Congoleum’s current and future asbestos claims (the “Plan Trust”).  That trust will receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and will be assigned Congoleum’s rights under its remaining policies covering asbestos product liability.  The trust would also receive 70% of the newly issued common stock of reorganized Congoleum when the plan takes effect (the “Trust Shares”) and $5 million in new 9.75% senior secured notes that mature five years from issuance.

Holders of Congoleum’s Senior Notes would receive on a pro rata basis $70 million in new 9.75% senior secured notes that mature five years from issuance.  The new senior secured notes would be subordinated to the working capital facility that provides Congoleum’s financing upon exiting reorganization.  In addition, holders of the Senior Notes would receive 30% of the newly issued common stock of reorganized Congoleum.  Congoleum’s obligations for the Senior Notes, including interest accrued as of the date of the bankruptcy filing of $3.6 million, would be satisfied by the new senior secured notes and the common stock issued when the Joint Plan took effect.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Under the terms of the Amended Joint Plan, existing Class A and Class B common shares of Congoleum would be cancelled when the plan took effect and holders of those shares, including ABI, would not receive anything on account of their cancelled shares.

The Amended Joint Plan also includes certain terms that would govern an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum which would be effective when the Amended Joint Plan takes effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Amended Joint Plan provides that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC and American Biltrite. Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

There can be no assurance that the appeal of the Order of Dismissal will be granted by the District Court or any other court which may be appealed to or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal were denied, Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Even if the appeal of the Order of Dismissal is successful for Congoleum, there can be no assurance that the Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Amended Joint Plan will not be modified further, that the conditions to the Amended Joint Plan or any other plan will be satisfied or waived, that the Amended Joint Plan or any other plan will timely receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey, that the Amended Joint Plan or any other  plan will be confirmed, that the Amended Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for completion of the appellate process with respect to the Amended Joint Plan, continued litigation over any plan of reorganization and the state court insurance coverage litigation.  Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Amended Joint Plan.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on a previous plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in a previous plan.  It is also likely that additional new claims may be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During 2007, Congoleum paid $15.9 million (net of recoveries) in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Given the terms of the proposed Amended Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code.

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

Liabilities subject to compromise at December 31 were as follows (in thousands):

	2008	2007
Current
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	37,022	10,772
Other post-retirement benefit obligation	10,938	9,337
Pre-petition other liabilities	13,543	13,115
	161,503	133,224
Elimination—Payable to American Biltrite	(117)	(126)
	161,386	133,098

Total liabilities subject to compromise	$166,383	$138,095

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

The components of (loss) income from continuing operations before the provision for or benefit from income taxes and other items for the years ended December 31 were as follows (in thousands):

	2008	2007

Domestic	$(34,144)	$(1,526)
Foreign	1,467	258

	$(32,677)	$(1,268)

Significant components of the provision for (benefit from) income taxes for the years ended December 31 were as follows (in thousands):

	2008	2007
Current:
Federal	$(891)	$1,542
Foreign	164	298
State	251	361
Total current	(476)	2,201

Deferred:
Federal	(4,292)	829
Foreign	-	(201)
State	(443)	(453)
Valuation allowance	2,766	(1,696)
Total deferred	(1,969)	(1,521)
	$(2,445)	$680

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

The reconciliation of income tax (benefit) provision computed at the U.S. federal statutory tax rate to the effective tax rate of the Company’s tax (benefit) provision for the years ended December 31 was as follows:

	2008	2007

U.S. statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(4.6)	(5.3)
Foreign tax rate difference	(0.2)	19.6
Non-deductible items	4.4	220.6
Valuation allowance	25.5	(133.8)
Prior year estimates	-	(16.0)
Change in tax liability reserves	0.6	(7.5)
Other	0.8	10.0

Effective tax rate	(7.5)%	53.6%

Excluding Congoleum, ABI’s effective tax rate was 4.2% and (44.8)% for 2008 and 2007, respectively.  Congoleum’s effective tax rate was 10.8% and 167.6% for 2008 and 2007, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Inventory	$719
Investments	3,639
Accruals and reserves	3,460	$4,664
Environmental reserves	23,382	15,681
Postretirement benefit obligations	21,560	5,368
Depreciation and amortization	222	-
Net operating losses and credit carryforwards	17,470	22,890
Total deferred tax assets	70,452	48,603
Less valuation allowance	(17,708)	(8,581)
Net deferred tax assets	52,744	40,022

Deferred tax liabilities:
Depreciation and amortization	8,427	12,263
Insurance receivable	3,769	6,780
Inventory	-	663
Accrued interest	19,806	15,296
Postretirement benefit obligations	19,110	4,922
Other	197	799
Total deferred tax liabilities	51,309	40,723

Net deferred tax asset (liability)	$1,435	$(701)

As of December 31, 2008, ABI had state net operating loss (“NOL”) carryforwards of $8.3 million and federal and state tax credit carryforwards of $329 thousand.  These NOL’s and credit carryforwards began to expire in 2008.  As of December 31, 2008, AB Canada had NOL’s in the amounts of $7.6 million, a significant portion of which will expire in 2010.  Due to the uncertainty surrounding the realization of the Company’s deferred tax assets and as a result of the Company’s cumulative losses in recent years, the Company has provided a valuation allowance against its deferred tax assets that are not more likely than not to be realized, resulting in a net deferred tax liability of $131 thousand as of December 31, 2008.  As of December 31, 2007, the Company had provided a full valuation allowance only against its state NOLs and credit carryforwards.  ABI’s valuation allowance increased by $6.3 million during 2008.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

At December 31, 2008, Congoleum had available federal and state NOL’s of approximately $21.4 million and $37.6 million, respectively.  The federal NOLs will begin to expire in 2025 and the state NOLs will begin to expire in 2009.  Congoleum also had available federal and state tax credit carry forwards of $2.3 million and $1.8 million as of December 31, 2008, respectively.  The federal and state tax credit carry forwards will begin to expire in 2020 and 2009, respectively.  Congoleum has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized, and at December 31, 2008 and 2007, Congoleum had recorded a valuation allowance of $6.7 million and $3.9 million, thereby increasing its valuation allowance by $2.8 million during 2008.

Through December 31, 2008, the Company has not provided U.S. income taxes on approximately $18.6 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S.  It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain.  Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.  The Company’s FIN 48 reserves for uncertain tax positions are not material to the Company’s consolidated financial statements as of and for the years ended December 31, 2008 and 2007.  The Company records tax penalties and interest as a component of income tax expense.

ABI and Congoleum’s federal and state income tax returns are subject to examination for all tax years from 2005 to the present.  However, the tax years in which losses arose may be subject to audit when such NOL and tax credit carryforwards are utilized to offset taxable income and tax liabilities in future periods.  AB Canada’s federal and provincial tax returns are subject to examination from 2002 to the present.

During 2008 and 2007, the Company made net payments for income taxes of $350 thousand and $820 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in pension liabilities in other comprehensive income.  Components of other comprehensive income (loss) for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Foreign currency translation adjustments	$(4,040)	$3,158
Defined benefits plan adjustment	(33,878)	547
Tax effect of defined benefit plan adjustments	155	99
Net change in accumulated other comprehensive loss	$(37,763)	$3,804

During 2008 and 2007, the Company recorded significant unrealized losses and gains, respectively, as a result of the change in the exchange rate used to convert Canadian dollars to U.S. dollars.  The exchange rate used to translate the Canadian division’s balance sheet as of December 31, 2008 was approximately 19% lower than the exchange rate used as of December 31, 2007.  The exchange rate used to translate the Canadian division’s balance sheet as of December 31, 2007 was approximately 18% higher than the exchange rate used as of December 31, 2006.

During 2008, the Company recorded a net adjustment of $33.7 million to accumulated other comprehensive income as a result of significant changes in the funded status of its pension plans (see Note 7).

As of December 31, 2008 and 2007, the components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	2008	2007

Foreign currency translation adjustments	$(541)	$3,499
Pension liability	(52,709)	(18,986)

	$(53,250)	$(15,487)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.  Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2008 and 2007 (in thousands, except share and per share amounts):

	2008	2007
Numerator:
Net loss	$(29,050)	$(2,005)
Denominator:
Basic income per share: Weighted-average shares	3,441,551	3,441,551
Dilutive employee stock options	-	-
Diluted income per share: Adjusted weighted-average shares and assumed conversions	3,441,551	3,441,551

Basic loss per share	$(8.44)	$(0.58)

Diluted loss per share	$(8.44)	$(0.58)

13.  Stock Option Plans

ABI Stock Plans

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights (“SARs”), limited SARs, restricted stock, restricted stock units and other stock-based awards of ABI to selected employees and independent contractors of the Company.  At the annual meeting of ABI’s stockholders held on May 6, 2008, ABI's stockholders approved an increase of 250,000 shares of common stock reserved for issuance under the plan, bringing the total reserved under the amended plan to 800,000 shares of common stock.  The amended plan also provides that the term of each award be determined by the committee of the Board of Directors (the "Committee") charged with administering the plan.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

At the annual meeting of ABI’s stockholders held on May 6, 2008, ABI's stockholders approved the American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors, which permits the issuance of options to purchase up to 100,000 shares of ABI common stock to non-employee directors.  Prior to this approval, the Company granted such options to its non-employee directors pursuant to a stock option plan that ABI adopted in 1999.  Under the terms of the plan, options granted are nonqualified and are issued at a price equal to 100% of fair market value at the date of grant (as determined under the plan).  Options granted under the plan are exercisable six months after the date of grant.

On March 17, 2008 and August 14, 2008, ABI granted 250,000 and 8,000 options, respectively, to certain employees of ABI under its employee stock option plan.  The weighted-average grant date fair value of the options was $3.49 and $2.40, respectively.  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 2.71% and 3.46%, expected dividend yield of zero percent for each of the two years, volatility factor of the expected market price of the Company’s common stock of 45.7% and 46.5%, and a weighted-average expected life of the options of seven years.  The options vest 20% on the anniversary of the grant date for five years.  The Company recognizes compensation expense ratably over the vesting period.  During 2008, ABI recognized stock compensation expense of $132 thousand for the employee options.

On each July 1st of each year, ABI grants options to each of its non-employee directors under the amended and restated plan adopted in 2008.  On July 1, 2008 and 2007, 4,000 options were granted.  The weighted-average grant date fair value of the options was $2.52 and $4.11, respectively.  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2008 and 2007, respectively: risk-free interest rate of 3.62% and 4.52%, expected dividend yield of zero percent for each of the two years, volatility factor of the expected market price of the Company’s common stock of 44.3% and 33.9%, and a weighted-average expected life of the options of seven and one-half years.  The options vested on January 1st of the following year, and during 2008 and 2007, ABI recognized expense of $10 thousand and $16 thousand, respectively.

The total fair value of ABI options that vested during 2008 and 2007 was $16 thousand and $21 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

The following tables summarize information about ABI’s stock options:

	2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	301,500	$10.31	486,000	$15.40
Granted	262,000	6.41	4,000	8.77
Exercised	-	-	-	-
Forfeited	(28,000)	10.56	(188,500)	23.44

Outstanding at end of year	535,500	8.39	301,500	10.31

Options exercisable at end of year	277,500	$10.23	298,000	$10.33
Available for grant at end of year	347,520		281,020

Range of Exercise Price	Outstanding at December 31, 2008	Weighted-Average Exercise Price	Exercisable at December 31, 2008	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

$ 4.56 -$10.96	499,000	$ 7.95	241,000	$ 9.59	7.31
$10.97 -$14.00	14,500	$12.29	14,500	$12.29	5.06
$14.01 - $17.25	16,000	$14.06	16,000	$14.06	1.17
$17.26 - $23.625	6,000	$20.50	6,000	$20.50	0.50

Stock option information related to nonvested shares for ABI’s stock option plans for the year ended December 31, 2008 was as follows:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2007	4,000	$4.11
Granted	262,000	3.44
Vested	(4,000)	4.11
Forfeited	(4,000)	3.49

Nonvested at December 31, 2008	258,000	3.44

The compensation expense the Company will recognize as the options vest ratably from January 2009 through March 2013 is approximately $750 thousand.

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

The following table summarizes information about Congoleum’s stock options:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	662,000	$2.04	662,000	$2.04
Granted	2,500	0.02	2,500	0.95
Canceled	-		-
Exercised	-		-
Forfeited	(18,000)	2.28	(2,500)	2.05

Outstanding at end of year	646,500	2.02	662,000	2.04

Weighted-average remaining contractual life of options outstanding (years)	3.74		4.64
Options exercisable at end of year	637,400	2.02	637,300	2.04
Available for grant at end of year	189,300		173,800

The total fair value of Congoleum options that vested during 2008 and 2007 was $21 thousand and $225 thousand, respectively.

Stock option information related to nonvested shares for the Congoleum Stock Option Plans for the year ended December 31, 2008 was as follows:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2007	24,700	$1.66
Granted	2,500	0.02
Vested	(15,200)	1.36
Forfeited	(400)	5.74

Nonvested at December 31, 2008	11,600	1.55

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

The intrinsic value of stock options exercised during 2008 and 2007 and stock options outstanding (whether or not then exercisable) and stock options outstanding and exercisable at December 31, 2008 and 2007 under the ABI Stock Plans and the Congoleum Stock Option Plans were insignificant as a result of each companies’ stock price during each of the two years ended December 31, 2008.

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

Segment Profit and Assets

	Years ended December 31
	2008	2007
	(In thousands)
Revenues
Revenues from external customers:
Flooring products	$172,644	$204,262
Tape products	90,120	97,895
Jewelry	55,410	63,114
Canadian division	56,919	55,454
Total revenues from external customers	375,093	420,725
Intersegment revenues:
Flooring products	-	-
Tape products	-	-
Jewelry	-	-
Canadian division	3,767	4,629
Total intersegment revenues	3,767	4,629
Total revenues	378,860	425,354
Reconciling items
Intersegment revenues	(3,767)	(4,629)
Total consolidated revenues	$375,093	$420,725

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

Approximately 48% and 51% of the Canadian division’s revenues from external customers were for flooring products for 2008 and 2007, respectively.  The remaining revenues from the Canadian division’s external customers were from sale of rubber and other industrial products.

For 2008 and 2007, one customer of the flooring division accounted for 19% and 20%, respectively, of the Company’s consolidated revenues.  Another customer of the flooring division accounted for 10% and 12% of the Company’s consolidated revenues for 2008 and 2007, respectively.

	Years ended December 31
	2008	2007
	(In thousands)
Interest income
Flooring products	$1,261	$1,224
Tape products	-	-
Jewelry	-	-
Canadian division	-	-
Total segment interest revenue	1,261	1,224
Corporate	56	114
Total consolidated interest income	$1,317	$1,338

Interest expense
Flooring products	$404	$1,027
Tape products	51	52
Jewelry	742	1,125
Canadian division	150	427
Total segment interest expense	1,347	2,631
Corporate	725	807
Total consolidated interest expense	$2,072	$3,438

Depreciation and amortization expense
Flooring products	$10,238	$10,690
Tape products	2,133	2,295
Jewelry	850	998
Canadian division	1,809	2,196
Total segment depreciation and amortization	15,030	16,179
Corporate	108	6
Total consolidated depreciation and amortization	$15,138	$16,185

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

	Years ended December 31
	2008	2007
	(In thousands)
Segment (loss) profit
Flooring products	$(16,389)	$1,022
Tape products	(3,869)	(1,135)
Jewelry	(3,102)	1,508
Canadian division	1,581	(1,099)
Total segment (loss) profit	(21,779)	296
Reconciling items
Corporate expenses	(10,933)	(1,582)
Intercompany profit	35	18
Total consolidated loss from continuing operations before income taxes and other items	$(32,677)	$(1,268)

Segment profit or loss is before income tax expense or benefit.  During 2008, the Company recorded non-cash impairment charges aggregating $12.9 million.  The jewelry segment’s loss for 2008 includes a charge of $749 thousand for the write off of goodwill and other intangible assets acquired in the segment’s purchase of Jay Jewelry.  Corporate expenses for 2008 include non-cash impairment charges for the write off of goodwill associated with the Company’s acquisition of partnership interests in the jewelry segment ($11.3 million) and the write off of the Company’s investment in Hulera Sula ($850 thousand.)  These non-cash charges reduced the Company’s goodwill, other intangible assets and investment in Hulera Sula to zero.  During 2008 and 2007, the flooring products segment recorded charges of $11.5 million and $41.3 million, respectively, for asbestos-related reorganization costs.  In addition, the segment recognized a gain of $29.6 million for the reversal of bond interest previously accrued (see Note 9).

	December 31
	2008	2007
	(In thousands)
Segment assets
Flooring products	$171,867	$172,705
Tape products	48,115	52,287
Jewelry	24,038	38,046
Canadian division	29,866	37,907
Total segment assets	273,886	300,945
Reconciling items
Corporate assets	35,948	31,991
Intersegment accounts receivable	(14,626)	(10,417)
Intersegment profit in inventory	(90)	(126)
Intersegment other asset	(117)	(126)
Total consolidated assets	$295,001	$322,267

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

For the purposes of presenting segment assets, the jewelry segment goodwill was classified as an asset of that segment.  The jewelry segment assets as of December 31, 2007 included goodwill of $11.6 million.

	Years ended December 31
	2008	2007
	(In thousands)
Additions to long-lived assets
Flooring products	$4,591	$4,541
Tape products	365	527
Jewelry	169	406
Canadian division	986	745
Corporate	-	-
Total additions to long-lived assets	$6,111	$6,219

Geographic Area Information

	December 31
	2008	2007
	(In thousands)
Long-lived assets by area
United States	$110,724	$127,767
Canada	10,287	13,688
Europe	819	909
Asia	1,970	2,041
Total long-lived assets	$123,800	$144,405

	Years ended December 31
	2008	2007
	(In thousands)
Revenues from external customers
United States	$290,300	$332,021
Canada	40,324	43,920
Mexico	1,153	2,204
Europe	25,023	23,526
Asia	15,874	16,858
Other	2,419	2,196
Total revenues from external customers	$375,093	$420,725

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

During 2006, the Company disposed of Janus’ remaining assets by completing the sale of a building and land owned by Janus.  The gain on the sale of the building and land was deferred and was not recognized until the second quarter of 2008, when the Company completed its obligation to provide an environmental certification on the land sold and the Company received payment on a $4.0 million (Canadian dollars) note payable by the purchaser of the building and land.  The gain of approximately $1.0 million has been recorded as income from discontinued operations.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.  Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2008
Net sales	$95,757	$101,239	$97,351	$80,746
Gross profit	23,164	23,562	22,021	13,845
Income (loss) from continuing operations	972	(1,095)	(10,366)	(19,586)
Discontinued operation	-	1,025	-	-
Net income (loss)	972	(70)	(10,366)	(19,586)

Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	0.28	(0.32)	(3.01)	(5.69)
Discontinued operation	-	0.30	-	-
Net income (loss)	0.28	(0.02)	(3.01)	(5.69)

2007
Net sales	$100,031	$115,558	$107,403	$97,733
Gross profit	25,836	29,500	28,163	24,412
(Loss) income from continuing operations	(741)	1,131	675	(3,070)
Discontinued operation	-	-	-	-
Net (loss) income	(741)	1,131	675	(3,070)

Net (loss) income per share, basic and diluted:
(Loss) income from continuing operations	(0.22)	0.33	0.20	(0.89)
Discontinued operation	-	-	-	-
Net (loss) income	(0.22)	0.33	0.20	(0.89)

During the fourth quarter of 2008, the Company recorded non-cash impairment charges for the write off of goodwill, other intangible assets and the Company’s investment in Hulera Sula.  The total impairment charge was $12.9 million ($3.75 per share) (see Note 14).  During the third quarter of 2008, Congoleum recorded a charge of $11.5 million ($3.34 per share) to increase its reserve for estimated bankruptcy related expenses (see Note 9).  During the fourth quarter of 2007, Congoleum recorded adjustments to reverse bond interest previously accrued ($29.6 million or $8.60 per share), to write off legal fee recoveries ($14.9 million or $4.33 per share) and to increase its reserves for estimated bankruptcy related expenses ($26.4 million or $7.67 per share).  These adjustments resulted in a deferred tax liability of $1.7 million, which was included in the provision recorded in the fourth quarter of 2007 (see Notes 9 and 10).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations with consolidating details, shareholders' equity, and cash flows with consolidating details for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that American Biltrite Inc. will continue as a going concern. As more fully described in Note 5, the Company’s need to refinance its credit facility raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 5. The December 31, 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 24, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting.

The management of American Biltrite Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The management of American Biltrite Inc. designed American Biltrite Inc.’s internal control system to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of American Biltrite Inc.’s financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the applicable policies or procedures may deteriorate.

The management of American Biltrite Inc. assessed the effectiveness of American Biltrite Inc.’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the management of American Biltrite Inc. used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, the management of American Biltrite Inc. believes that, as of December 31, 2008, American Biltrite Inc.’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

(c)  Changes in Internal Controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 30, 2009, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2008.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 9B of Form 10-K and is attached hereto as Exhibit 99(16).

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

Other information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 12, 2009, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 12, 2009, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference in part to Item 5 of this Annual Report on Form 10-K and in part to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 12, 2009, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 12, 2009, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to ABI's Proxy Statement for its Annual Stockholders' Meeting to be held on May 12, 2009, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        List of Financial Statements and Financial Statement Schedules

(1)	The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets with Consolidating Details - December 31, 2008 and 2007, pages 48 & 49

Consolidated Statements of Operations with Consolidating Details - Years ended December 31, 2008 and 2007, page 50

Consolidated Statements of Cash Flows with Consolidating Details - Years ended December 31, 2008 and 2007, page 51 & 52

Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 2008 and 2007, page 53

Notes to Consolidated Financial Statements, pages 54 through 112

(2)	The following financial statement schedule is included in Item 15(c)

SCHEDULE II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits

The listing of exhibits required under this item is incorporated herein by reference to pages 121 through 134 of this Form 10-K.

(b)	Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c)	Financial Statement Schedule: The required consolidated financial statement schedule is included on page 118 of this Form 10-K.

American Biltrite Inc. and Subsidiaries

Schedule II -- Valuation and Qualifying Accounts

Years ended December 31, 2008 and 2007

(In thousands of dollars)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -- Describe	Other	Deductions - Describe	Balance at End of Period

2008
Allowances for doubtful accounts and cash discounts	$2,917	$3,802			$3,999(A)	$2,720

2007
Allowances for doubtful accounts and cash discounts	$3,070	$2,826			$2,979(A)	$2,917

(A)	Represents accounts charged off during the year, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BILTRITE INC.

(Registrant)

Date: March 27, 2009	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2009	by: /s/ Roger S. Marcus
Roger S. Marcus, Chairman of the Board, Chief Executive Officer and Director

Date: March 27, 2009	by: /s/ Richard G. Marcus
Richard G. Marcus, President, Chief Operating Officer and Director

Date: March 27, 2009	by: /s/ William M. Marcus
William M. Marcus, Executive Vice President, Treasurer, Chairman of the Executive Committee and Director

Date: March 27, 2009	by: /s/ Leo R. Breitman
Leo R. Breitman, Director

Date: March 27, 2009	by: /s/ Gilbert K. Gailius
Gilbert K. Gailius, Director

Date: March 27, 2009	by: /s/ John C. Garrels III
John C. Garrels III, Director

Date: March 27, 2009	by: /s/ Frederick H. Joseph
Frederick H. Joseph, Director

Date: March 27, 2009	by: /s/ Mark N. Kaplan
Mark N. Kaplan, Director

Date: March 27, 2009	by: /s/ James S. Marcus
James S. Marcus, Director

Date: March 27, 2009	by: /s/ Natalie S. Marcus
Natalie S. Marcus, Director

Date: March 27, 2009	by: /s/ Kenneth I. Watchmaker
Kenneth I. Watchmaker, Director

Date: March 27, 2009	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance, Chief Financial Officer and Principal Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

3 (1) VI	Restated Certificate of Incorporation

3 (2) XXVI	By-Laws, amended and restated as of November 7, 2007

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

4 (4) XXVII
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

4 (5) XXV
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of December 31, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

4 (6) XXIX
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

4 (7) XIII	Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

4 (8) XIV
Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

4 (9) XIII
Guarantee Agreement dated as of October 14, 2003, among Abtre, Inc., Aimpar, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet National Bank

4 (10) XIV	Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America company, as domestic agent

4 (11) XIV	Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

Exhibit No.	Description

4 (12) XIV	Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (13) XIV	Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

4 (14) XIV	Deed of Hypothec and Issue of Mortgage Bonds, dated May 20, 2005, by American Biltrite (Canada) Ltd. in favor of Bank of America, National Association

4 (15) XIV	Hypothec and Pledge of Bonds, dated May 20, 2005, between American Biltrite (Canada) Ltd. and Bank of America, National Association

4 (16) I	Indenture, dated as of August 3, 1998, by and between Congoleum Corporation and First Union National Bank, as trustee

4 (17) I	First Supplemental Indenture, dated as of March 28, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (18) I	Second Supplemental Indenture, dated as of August 7, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (19)	Instrument of Resignation, Appointment and Acceptance dated as of November 15, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee

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

10 (3) VII, II	1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

Exhibit No.	Description

10 (4) XXVIII	First Amendment to the1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (5) V	K&M Associates L.P. Amended and Restated Agreement of Limited Partnership

10 (6) XVII	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

10 (7) VI, II	Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus Irrevocable Insurance Trust of 1990 Dated June 1, 1990

10 (8) VI, II	Split-Dollar Agreement dated as of January 9, 1997 by and between American Biltrite Inc. and Joseph D. Burns

10 (9) VI, II	Description of Supplemental Retirement Benefits for Gilbert K. Gailius

10 (10) VIII	American Biltrite 1999 Stock Option Plan for Non-Employee Directors (as in effect prior to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors)

10 (11) XXVIII	American Biltrite Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

10 (12) IX, II	Description of Employment Arrangement for Gilbert K. Gailius.

10 (13) X, II	Split-Dollar Agreement dated as of November 20, 2000 by and between American Biltrite Inc. and Howard N. Feist III

10 (14) XI
Personal Services Agreement, dated as of March 11, 1993, by and between Congoleum Corporation and the Company; First Amendment dated as of February 8, 1995; Second Amendment dated as of November 15, 1996; Third Amendment dated as of March 10, 1998; Fourth Amendment dated as of November 7, 2002

10 (15) XXV	Fifth Amendment to Personal Services Agreement, dated as of March 11, 2008, by and between American Biltrite Inc. and Congoleum Corporation

Exhibit No.	Description

10 (16) XXX	Sixth Amendment to Personal Services Agreement, dated as of September 23, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10 (17) XVIII
Amended and Restated Credit Agreement, dated as of September 25, 2006, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto

10 (18) XIX
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 7, 2006, among American Biltrite Inc, K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent, and the other lenders from time to time party thereto.

10 (19) XXII
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

10 (20) XXVII
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

10 (21) XXV
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of December 31, 2007, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

10 (22) XXIX
Amendment No.5 to Amended and Restated Credit Agreement, dated as of June 30, 2008, among American Biltrite Inc., K&M Associates L.P., and American Biltrite (Canada) Ltd., Bank of America, National Association, both in its capacity as a domestic lender and as a domestic administrative agent for the lenders, Bank of America, National Association, acting through its Canada branch, both in its capacity as a Canadian lender and as Canadian administrative agent for the lenders, and the other lenders from time to time party thereto

10 (23) XIII	Security Agreement, dated as of October 14, 2003, among American Biltrite Inc., K&M Associates L.P., Fleet National Bank and the subsidiaries of American Biltrite Inc. from time to time party thereto

10 (24) XIV
Intercreditor and Collateral Agency Agreement, dated as of May 20, 2005, by and among Fleet National Bank, a Bank of  America company, The Prudential Insurance Company of America, and the other banks from time to time party thereto, and Fleet National Bank, a Bank of America company, as administrative agent, and the Acknowledgment of and Consent and Agreement to Intercreditor and Collateral Agency Agreement by American Biltrite Inc. and certain of its domestic guarantor subsidiaries

10 (25) XIII
Guarantee Agreement dated as of October 14, 2003, among Abtre, Inc., Aimpar, Inc., American Biltrite Intellectual Properties, Inc., Ideal Tape Co., Inc., Majestic Jewelry, Inc., Ocean State Jewelry, Inc., 425 Dexter Associates, L.P. and Fleet National Bank

10 (26) XIV	Joinder Agreement, dated as of May 20, 2005, between Abimex, LLC and Fleet National Bank, a Bank of America company, as domestic agent

10 (27) XIV	Joinder Agreement, dated as of May 20, 2005, between ABItalia, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

Exhibit No.	Description

10 (28) XIV	Joinder Agreement, dated as of May 20, 2005, between American Biltrite Far East, Inc. and Fleet National Bank, a Bank of America company, as domestic agent

10 (29) XIV	Joinder Agreement, dated as of May 20, 2005, between K&M Legendary Services, Inc and Fleet National Bank, a Bank of America company, as domestic agent

10 (30) XIV	Deed of Hypothec and Issue of Mortgage Bonds, dated May 20, 2005, by American Biltrite (Canada) Ltd. in favor of Bank of America, National Association

10 (31) XIV	Hypothec and Pledge of Bonds, dated May 20, 2005, between American Biltrite (Canada) Ltd. and Bank of America, National Association

10 (32) XV	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan prior to March 17, 2008)

10 (33) XXVIII
Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10 (34) XV	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan prior to March 31, 2008)

10 (35) XXIX	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on or after March 31, 2008)

10 (36) XII	Settlement Agreement Between Congoleum Corporation and Various Asbestos Claimants dated April 10, 2003

10 (37) XII	First Amendment to Settlement Agreement Between Congoleum Corporation and Various Asbestos Claimants dated June 6, 2003

10 (38) XII
Collateral Trust Agreement, dated April 16, 2003, by and between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

Exhibit No.	Description

10 (39) XII
First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (40) XII	Security Agreement, dated April 16, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (41) XII	Second Security Agreement, dated April 17, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (42) XII	Termination Agreement, dated June 6, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (43) XII	Superseding Security Agreement, dated June 11, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (44) I	Loan and Security Agreement, dated December 10, 2001 by and between Congress Financial Corporation and Congoleum Corporation

10 (45) I	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2002, by and between Congress Financial Corporation and Congoleum Corporation

10 (46) I	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation

10 (47) I	Ratification and Amendment Agreement dated January 7, 2004, by and between Congoleum Corporation and Congress Financial Corporation

10 (48) I	Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement dated as of December 14, 2004

10 (49) XXI	Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement dated as of January 13, 2005

Exhibit No.	Description

10(50) XXI	Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement dated as of June 7, 2005

10 (51) XX	Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement dated as of December 19, 2005

10 (52) XXI	Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement dated as of September 27, 2006

10 (53) XXI	Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement dated as of November 27, 2006

10 (54) XXIV	Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement dated as of June 12, 2007

10 (55) XXVIII	Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement dated as of December 11, 2007

10 (56)	Amendment No. 9 to Ratification and Amendment Agreement and Amendment No. 11 to Loan and Security Agreement dated as of June 4, 2008

10 (57)	Amendment No. 10 to Ratification and Amendment Agreement and Amendment No. 12 to Loan and Security Agreement dated as of October 6, 2008

10 (58)	Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement dated as of March 16, 2009

10 (59) XXIII	Response Cost Sharing And Alternative Dispute Resolution Agreement, dated as of May 21, 2007, by American Biltrite Inc. and Miller Industries, Inc.

10 (60) XXVII	Business Relations Agreement dated as of March 11, 1993 by and between American Biltrite Inc. and Congoleum

Exhibit No.	Description

10 (61) XXVI	First Amendment to the Business Relations Agreement, dated as of August 19, 1997

10 (62) XXVI	Second Amendment to the Business Relations Agreement, dated as of March 11, 2008

10 (63) XXX	Amendment to the Business Relations Agreement, dated as of September 23, 2008

21 (1)	Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation or organization and the name under which each subsidiary does business)

23 (1)	Consent of Independent Registered Public Accounting Firm

31 (1)	Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31 (2)	Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1) XXXI
Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of November 14, 2008.

99 (2) XXXI
Disclosure Statement with respect to the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation et al, dated as of November 14, 2008, not including the exhibits thereto with the exception of Exhibit I, which is included herein as Exhibit 99 (3).

Exhibit No.	Description

99 (3) XXXI
Form of Management Services and Commercial Agreement, Which is Exhibit I to the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants' Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of November 14, 2008.

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

99 (6) XIV	Confidential Settlement Agreement and Release, dated June 22, 2005, by and between Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

99 (7) XIV	Amendment, dated July 29, 2005, to the Confidential Settlement Agreement and Release dated June 22, 2005, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd's, London

99 (8) XXVII	Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd’s, London

99 (9) XV	Settlement Agreement and Release dated August 3, 2005 by, between and among Congoleum Corporation and Federal Insurance Company

99 (10) XXVIII
Amended and Restated Plan Trust Settlement Agreement and Release dated as of January 18, 2008 among  Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company

99 (11) XVI	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company

Exhibit No.	Description

99 (12) XVI
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (13) XXVII
Letter Agreement, dated as of March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (14) XVI	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman's Fund Insurance Company

99 (15) XIX	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Indemnity Company and its affiliates

99 (16)	Press release dated March 30, 2009

_____________________________________________________________

I	Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004

II	Compensatory plans required to be filed as exhibits pursuant to Item 15 of Form 10-K

III	Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on December 21, 1992 (1-4773)

IV	Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on March 25, 1993 (1-4773)

V	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1-4773)

VI	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1-4773)

VII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 (1-4773)

VIII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999

IX	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

X	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

XI	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

XII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

XIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on October 17, 2003

XIV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

XV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

XVI	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

XVII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

XVIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on September 27, 2006

XIX	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

XX	Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005

XXI	Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006

XXII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

XXIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on May 21, 2007

XXIV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

XXV	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 17, 2008

XXVI	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

XXVII	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2007

XXVIII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

XXIX	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

XXX	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on September 24, 2008

XXXI	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on November 20, 2008