Form 10-Q
period 2009-03-31
AMERICAN BILTRITE INC
filed 2009-05-15
CIK 4611

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2009	Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
(Address of Principal Executive Offices)

(781) 237-6655
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [   ]  (Do not check if a smaller reporting company)  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2009

Common Stock	3,441,551 shares

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

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of March 31, 2009 (Unaudited) and December 31, 2008	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of March 31, 2009 (Unaudited) and December 31, 2008	2

		Consolidating Condensed Statements of Operations (Unaudited) For the Three Months Ended March 31, 2009 and 2008	3

		Consolidating Condensed Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2009 and 2008	4

		Notes to Unaudited Consolidating Condensed Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

	Item 4T.	Controls and Procedures	40

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	41

	Item 1A.	Risk Factors	41

	Item 3.	Defaults Upon Senior Securities	52

	Item 5.	Other Information	52

	Item 6.	Exhibits	54

	Signature		55

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,357	$18,072			$7,679	$15,077	$1,678	$2,995
Restricted cash	29,708	29,680			29,708	29,680
Short-term investments	1,000	-					1,000	-
Accounts receivable, net	37,722	36,627	$(274)	$(367)	15,848	13,789	22,148	23,205
Inventories	77,992	79,082	(73)	(89)	38,142	35,814	39,923	43,357
Taxes receivable	1,002	1,334					1,002	1,334
Prepaid expense & other current assets	5,920	6,406			3,366	3,922	2,554	2,484
Total current assets	162,701	171,201	(347)	(456)	94,743	98,282	68,305	73,375

Property, plant & equipment, net	86,091	88,466			54,947	56,520	31,144	31,946

Other assets:
Insurance for asbestos-related liabilities	13,509	13,509					13,509	13,509
Other assets	21,897	21,825	(117)	(117)	17,065	17,065	4,949	4,877
	35,406	35,334	(117)	(117)	17,065	17,065	18,458	18,386

Total assets	$284,198	$295,001	$(464)	$(573)	$166,755	$171,867	$117,907	$123,707

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$13,869	$16,298	$(274)	$(366)	$6,698	$7,472	$7,445	$9,192
Accrued expenses	28,431	31,880			14,237	16,897	14,194	14,983
Asbestos-related liabilities	48,759	50,022			48,759	50,022
Deferred income taxes	6,533	6,533			6,533	6,533
Notes payable	36,509	32,747			16,966	13,994	19,543	18,753
Current portion of long-term debt	5,106	5,611					5,106	5,611
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	144,204	148,088	(274)	(366)	98,190	99,915	46,288	48,539

Long-term debt, less current portion	1,033	1,112					1,033	1,112
Asbestos-related liabilities	13,563	13,563					13,563	13,563
Other liabilities	16,767	16,801					16,767	16,801
Liabilities subject to compromise	162,103	161,386	(117)	(117)	162,220	161,503
Total liabilities	337,670	340,950	(391)	(483)	260,410	261,418	77,651	80,015

Equity
Common stock	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	19,799	19,749	(49,389)	(49,386)	49,389	49,386	19,799	19,749
Less treasury shares	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Accumulated other comprehensive loss	(53,434)	(53,250)	6,111	6,110	(51,179)	(51,179)	(8,366)	(8,181)
(Deficit) retained earnings	(3,691)	1,803	37,332	35,466	(84,145)	(80,038)	43,122	46,375
Total stockholders’ (deficit) equity of controlling interests	(52,412)	(46,784)	1,774	(90)	(93,655)	(89,551)	39,469	42,857
Noncontrolling interests	(1,060)	835	(1,847)				787	835
Total (deficit) equity	(53,472)	(45,949)	(73)	(90)	(93,655)	(89,551)	40,256	43,692
Total liabilities and equity	$284,198	$295,001	$(464)	$(573)	$166,755	$171,867	$117,907	$123,707

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$70,061	$95,757			$30,106	$47,697	$39,955	$48,060

Cost of products sold	56,161	72,593	$(309)	$(300)	25,960	36,824	30,510	36,069
Selling, general & administrative expenses	20,510	22,389			8,250	9,132	12,260	13,257
(Loss) income from operations	(6,610)	775	309	300	(4,104)	1,741	(2,815)	(1,266)
Other income (expense)
Interest income	7	1,151			2	1,128	5	23
Interest expense	(345)	(708)			(108)	(197)	(237)	(511)
Other (expense) income	(499)	233	(293)	(292)	118	(64)	(324)	589
	(837)	676	(293)	(292)	12	867	(556)	101
(Loss) income before income taxes	(7,447)	1,451	16	8	(4,092)	2,608	(3,371)	(1,165)
(Benefit from) provision for income taxes	(53)	519			15	929	(68)	(410)
Net (loss) income	(7,394)	932	16	8	(4,107)	1,679	(3,303)	(755)
Noncontrolling interests	1,897	40	1,847	-			50	40
Net (loss) income attributable to controlling interests	$(5,497)	$972	$1,863	$8	$(4,107)	$1,679	$(3,253)	$(715)

	2009	2008
Net (loss) income attributable to American Biltrite Inc. per share
Basic	$(1.60)	$0.28
Diluted	(1.60)	0.28
Weighted average number of common and equivalent shares outstanding
Basic	3,441,551	3,441,551
Diluted	3,441,551	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008
Operating activities
Net (loss) income attributable to controlling interests	$(5,497)	$972	$1,863	$8	$(4,107)	$1,679	$(3,253)	$	(715)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	3,443	3,991			2,432	2,673	1,011		1,318
Stock compensation expense	52	5			2	5	50		—
Noncontrolling interests	(1,897)	(160)	(1,847)				(50)		(160)
Change in operating assets and liabilities:
Accounts and notes receivable	(1,275)	(2,744)	(92)	347	(2,059)	(3,191)	876		100
Inventories	727	(5,832)	(16)	(8)	(2,328)	(5,646)	3,071		(178)
Prepaid expenses and other assets	449	1,403			556	843	(107)		560
Proceeds from legal fees disgorgement	-	9,168			-	9,168
Accounts payable and accrued expenses	(5,349)	(3,889)	92	(347)	(3,369)	(1,906)	(2,072)		(1,636)
Asbestos-related expenses	(1,292)	(3,575)			(1,292)	(3,575)
Other	558	1,390			682	1,586	(124)		(196)

Net cash (used) provided by operating activities	(10,081)	729	—	—	(9,483)	1,636	(598)		(907)
Investing activities
Investments in property, plant and equipment	(1,177)	(1,024)	—	—	(859)	(468)	(318)		(556)
Purchase of short-term investments	(1,000)	—					(1,000)		—

Net cash used by investing activities	(2,177)	(1,024)	—	—	(859)	(468)	(1,318)		(556)
Financing activities
Net short-term borrowings	3,776	2,312			2,972	2,121	804		191
Payments on long-term debt	(584)	(42)					(584)		(42)
Net change in restricted cash	(28)	(56)			(28)	(56)

Net cash provided by financing activities	3,164	2,214	—	—	2,944	2,065	220		149
Effect of foreign exchange rate changes on cash	379	(518)					379		(518)
Net (decrease) increase in cash	(8,715)	1,401	—	—	(7,398)	3,233	(1,317)		(1,832)
Cash and cash equivalents at beginning of period	18,072	30,185			15,077	26,327	2,995		3,858

Cash and cash equivalents at end of period	$9,357	$31,586	$—	$—	$7,679	$29,560	$1,678		$2,026

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., are referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and provisions to effect a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") of Congoleum Corporation ("Congoleum"), a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2009.  For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidating condensed balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003 in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court").  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $91.8 million and $89.6 million in excess of the value of ABI’s investment in Congoleum at March 31, 2009 and December 31, 2008, respectively.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded.  Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that its ownership interests in Congoleum will be cancelled, at which time ABI would no longer include Congoleum's results in the consolidated results of the Company.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of

Note A - Basis of Presentation

Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum (and its debtor subsidiaries), which may be more meaningful for certain analyses.

For more information regarding Congoleum’s asbestos liability and plan for resolving that liability, please refer to Note I.

The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code.  Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003.  Pursuant to SOP 90-7, companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, the Plan Trust (as described in Note I). Obligations arising post-petition and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise.  Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims related to pre-petition matters.

As discussed in Note D, American Biltrite’s revolving credit facility expires on September 30, 2009.  In addition, the Company entered into a limited waiver and modification agreement to its credit agreement governing that credit facility with its lenders, which granted the Company a temporary waiver through June 30, 2009 of the Company's default under the credit agreement for failure to comply with one of its financial covenants as of March 31, 2009.  The temporary waiver expires on June 30, 2009 (subject to possible earlier termination or expiration upon the occurrence of certain specified events) and requires the Company to deliver by May 22, 2009 to the lenders an executed commitment letter from another financial institution reasonably acceptable to the lenders which contemplates payment in full in cash of all amounts owed to the Company’s lenders under the credit agreement on or prior to June 29, 2009.  The limited waiver and modification agreement contemplates the Company repaying the lenders all amounts owed to them under the existing credit agreement by June 29, 2009.  The Company believes it will be successful in obtaining replacement financing for the term loan and credit facility under the credit agreement by June 29, 2009, and that the replacement facility contemplated would provide the Company with sufficient financing on commercially reasonable terms for an extended period of time. It is possible, however, that the Company may not be successful in obtaining the replacement

Note A - Basis of Presentation

financing it is currently seeking and it may not be able to obtain financing from other alternative sources or under a different arrangement with its existing lenders, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.  Failure to obtain adequate financing on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

The consolidated financial statements of American Biltrite Inc. have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should American Biltrite or Congoleum be unable to continue as a going concern.  In light of American Biltrite’s need to refinance its credit facility (see Note D), there is substantial doubt about American Biltrite’s ability to continue as a going concern unless it is successful in obtaining replacement financing.  In light of Congoleum’s substantial asbestos liabilities (see Note I), there is substantial doubt about Congoleum’s ability to continue as a going concern unless it timely obtains relief from those liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

Recently Issued Accounting Principles

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  The new standard changed the accounting and reporting of noncontrolling interests.  SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from the Company’s stockholders’ equity, and that the amount of consolidated net income (loss) attributable to American Biltrite Inc. and to the noncontrolling interests be clearly identified and presented in the consolidated statement of operations.  Any losses in excess of the noncontrolling interests’ equity interests will continue to be allocated to the noncontrolling interests.  Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions.  Upon a sale of equity interests that results in a loss of control of previously controlling interest, the interest sold, as well as any interest retained, will be measured at fair value, with the gain or loss recognized in earnings.  The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented (see Note J).

Note B - Inventories

Inventories at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Finished goods	$54,686	$56,262
Work-in-process	12,096	10,847
Raw materials and supplies	11,210	11,973

	$77,992	$79,082

Note C – Accrued Expenses

Accrued expenses at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Accrued advertising and sales promotions	$14,155	$17,625
Employee compensation and related benefits	7,502	7,124
Interest	25	-
Environmental matters	949	815
Royalties	1,008	959
Income taxes	337	371
Other	4,455	4,986

	$28,431	$31,880

See Note F for Liabilities Subject to Compromise.

Note D – Financing Arrangements

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA") and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement").  The Credit Agreement provides American Biltrite Inc. and its subsidiary K&M Associates L.P. ("K&M") with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.’s subsidiary American Biltrite (Canada) Ltd. and (ii) a $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.5 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.  The Revolver expires on September 30, 2009.  At March 31, 2009, the Company had $19.5 million and $5.0 million outstanding on its Revolver and Term Loan, respectively.

The Company has had to receive waivers from BofA and amend the Credit Agreement several times in the past to avoid defaulting under that agreement due to failing to satisfy certain financial covenants contained in that agreement.  Most recently, on May 15, 2009, the Company entered into a limited waiver and modification agreement (the “Waiver”) to the Credit Agreement with BofA, pursuant to which BofA granted the Company a temporary waiver through June 30, 2009 of the Company’s default of the Credit Agreement due to the Company’s failure to satisfy as of March 31, 2009 the financial covenant requiring that the Company’s Consolidated Adjusted EBITDA exceed 100% of its Consolidated Fixed Charges for the 12 month period ending March 31, 2009, as determined under the Credit Agreement.  The temporary waiver granted by BofA pursuant to the Waiver expires on June 30, 2009 (subject to possible earlier termination or expiration upon the occurrence of certain specified events) and requires the Company to deliver by May 22, 2009 to BofA an executed commitment letter from another financial institution reasonably acceptable to BofA, which contemplates payment in full in cash of all amounts owed to BofA under the Credit Agreement on or prior to June 29, 2009.  The Waiver also reduced the maximum borrowing limit under the Revolver from $30 million to $24 million.  In connection with the Waiver, the Company paid BofA a fee of $5 thousand and is obligated to pay BofA an additional fee of $20 thousand upon termination or expiration of the temporary waiver granted by BofA pursuant to the Waiver, unless BofA is repaid all amounts owed to BofA under the Credit Agreement by June 29, 2009, in which case, the Company would not be required to pay the additional $20 thousand fee.  The Waiver contemplates the Company repaying BofA all amounts owed to BofA under the Credit Agreement by June 29, 2009.  The Company is currently working with a replacement lender that is conducting due diligence in connection with providing a possible new $30 million revolving credit facility and $8 million term loan to replace the Credit Agreement, including the Term Loan and the Revolver. The Company believes it will be successful in obtaining replacement financing for the Term Loan and Revolver by June 29, 2009 and that the replacement facility contemplated would provide the Company with sufficient financing on commercially reasonable terms for an extended period of time. It is possible, however, that the Company may not be successful in obtaining the replacement financing it is currently seeking and it may not be able to obtain financing from

Note D – Financing Arrangements (continued)

other alternative sources or under a different arrangement with its existing lenders, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.  Failure to obtain adequate financing on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

Any further required amendments and/or replacement financing, if obtained, could result in significant cost to the Company.  If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the Revolver and require the Company to repay all amounts outstanding under the Credit Agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral (most of the Company’s and its subsidiaries’ (excluding Congoleum) assets, as applicable) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Note E – Other Liabilities

Other Liabilities at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Pension benefits	$8,350	$8,185
Environmental remediation and product related liabilities	4,454	4,454
Income taxes payable	-	394
Deferred income taxes	131	131
Other	3,832	3,637

	$16,767	$16,801

See Note F for Liabilities Subject to Compromise.

Note F – Liabilities Subject to Compromise

As a result of Congoleum’s Chapter 11 filing (see Notes A and I), pursuant to SOP 90-7, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.

Liabilities subject to compromise at March 31, 2009 and December 31, 2008 and included in ABI’s consolidated balance sheet at each such date were as follows (in thousands):

	March 31, 2009	December 31, 2008
Current liability
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	37,631	37,022
Other post-retirement benefit obligation	11,063	10,938
Pre-petition other liabilities	13,526	13,543
	162,220	161,503
Elimination – Payable to American Biltrite	(117)	(117)
Total non-current liability	162,103	161,386

Total liabilities subject to compromise	$167,100	$166,383

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the Bankruptcy Court of contingent or disputed claims.

Note G – Pension Plans

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

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009		2008
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$494	$57	$642	$56
Interest cost	1,646	161	1,652	144
Expected return on plan assets	(1,192)	-	(1,719)	-
Recognized net actuarial loss	1,102	16	384	15
Amortization of prior service cost	27	-	31	-

Net periodic benefit cost	$2,077	$234	$990	$215

The weighted average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2009 and 2008 were as follows:

	2009		2008
	Pension	Other Benefits	Pension	Other Benefits

Discount rate	5.75% - 7.50%	6.00%	5.50% - 6.00%	6.00%
Expected long-term return on plan assets	7.00%	—	7.00% - 7.50%	—
Rate of compensation increase	3.00% - 4.00%	—	4.00% - 5.00%	—

Note H - Commitments and Contingencies

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

Note H - Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,281 pending claims involving approximately 1,836 individuals as of March 31, 2009.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to ABI's asbestos claims is as follows:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008

Beginning claims	1,269	1,360
New claims	50	356
Settlements	(1)	(13)
Dismissals	(37)	(434)

Ending claims	1,281	1,269

The total indemnity costs incurred to settle claims during the three months ended March 31, 2009 and the year ended December 31, 2008 were $0.3 million and $0.9 million, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs.  ABI has first-layer excess umbrella policies with several insurers, which include coverage for the Company’s asbestos related liabilities (the “Umbrella Coverage”).

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

Note H - Commitments and Contingencies (continued)

The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend against and strategically settle those claims on a case-by-case basis.1  Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  Changes in these factors could have a material impact on the Company’s liability.  For example, it is estimated that a 1 percentage point increase in the Company’s acceptance rate of mesothelioma claims results in a 21% increase in mesothelioma liability assuming all other variables remained constant.

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2014 was $13.6 million to $44.0 million as of December 31, 2008.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $13.6 million in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $13.5 million at December 31, 2008, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include terms of the Umbrella Coverage and additional excess policies, the allocation of costs to those policies as applicable, and the financial viability of some of the insurance companies.  These amounts were based on currently

Note H - Commitments and Contingencies (continued)

known facts by ABI and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement costs, or that it will receive the insurance recoveries which it has accrued.  The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company’s existing reserves. The Company’s strategy remains to actively defend against and strategically settle its asbestos claims on a case-by-case basis.  The Company believes it has substantial insurance coverage to mitigate future costs related to this matter.

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Company disclosed various legal proceedings.  Material developments relating to those matters during the three month period ended on March 31, 2009 include those mentioned in the immediately following paragraphs.

Additional potential remediation costs have been identified related to the Olin Corporation site in Wilmington, Massachusetts (the “Olin Site”) and the Parcel A site owned by Miller Industries, Inc., in Lisbon Falls, Maine (the “Lisbon Falls Site”).  At the Olin Site, potential additional remediation costs of approximately $750 thousand have been identified of which ABI’s estimated share would be approximately $163 thousand. As of March 31, 2009, ABI has estimated its potential liability to Olin to be in the range of $4.1 million to $10.9 million after allocation for the annual reimbursement of $100 thousand for Olin’s internal costs and before any recovery from insurance and The Biltrite Corporation ("TBC").  Under a preexisting agreement between ABI and TBC, TBC is liable for 37.5% of these costs incurred by ABI.  These costs are expected to be paid out over approximately ten years.

At the Lisbon Falls Site, the cost of site investigation, remediation, maintenance and monitoring was estimated at December 31, 2008 to be between $1.3 million and $2.3 million.  The estimate has been revised by an environmental consultant to $2.0 million to $3.0 million because additional remediation may be necessary. Pursuant to ABI’s pre-existing agreement with TBC, TBC is liable for 37.5% of costs ABI incurs in connection with the Lisbon Falls Site.  Because there are other parties potentially responsible for the remediation costs and no cost allocation has been agreed upon, ABI’s estimated liability with regard to the Lisbon Falls Site is subject to future negotiation with the current owner of the property.

There have been no other material developments relating to the environmental sites or the other environmental matters described in ABI's Annual Report on Form 10-K during the three month period ended March 31, 2009.

Note H - Commitments and Contingencies (continued)

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities.  See Note I.

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

Note H - Commitments and Contingencies (continued)

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

Congoleum also accrues remediation costs for certain of Congoleum’s owned facilities on an undiscounted basis.  Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total clean-up costs of $1.3 million for Congoleum’s expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise in ABI’s consolidated balance sheet as of March 31, 2009 and December 31, 2008.

At March 31, 2009 and December 31, 2008, Congoleum recorded a total of $4.4 million for estimated environmental liabilities, which liabilities were not reduced by the amount of expected insurance recoveries.  At March 31, 2009 and December 31, 2008, such estimated insurance recoveries are approximately $2.1 million.  Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance assets for environmental matters are collectible from a single carrier.

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

Other

In addition to the matters referenced above and in Note I, in the ordinary course of their businesses, the Company and Congoleum become involved in lawsuits and administrative proceedings in connection with product liability claims (in addition to asbestos related claims) and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note I – Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (“ACC”), the Future Claimants’ Representative (“FCR”) and other asbestos claimant representatives.  In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (“Bondholders’ Committee”) (representing holders of Congoleum’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the “Tenth Plan”) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a joint plan of reorganization (the “Joint Plan”).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believed addressed the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.  Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues,

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”).  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”).  On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the U.S. District Court for the District of New Jersey, which appeal remains pending.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  Under the terms of the Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Under the terms of the Amended Joint Plan, a trust would be created that would assume the liability for Congoleum’s current and future asbestos claims (the “Plan Trust”).  That trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining policies covering asbestos product liability.  The trust would also receive 70% of the newly issued common stock of reorganized Congoleum when the plan takes effect and $5 million in new 9.75% senior secured notes that mature five years from issuance.

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

Under the terms of the Amended Joint Plan, existing Class A and Class B common stock of Congoleum would be cancelled when the plan took effect and holders of those shares, including ABI, would not receive anything on account of their cancelled shares.

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

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

There can be no assurance that the appeal of the Order of Dismissal to the United States District Court for the District of New Jersey or any other court which may be appealed to will be successful or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal is not successful, Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the Chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

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

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a Claimant Agreement, which provides for the settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on a previous proposed plan of reorganization, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the previous proposed plan of reorganization.  It is also likely that additional new claims may be asserted in connection with any solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

Note J – Noncontrolling Interests

American Biltrite Inc. owns 55.04% of Congoleum’s Class A common stock.  The majority of the noncontrolling interests recorded in American Biltrite’s consolidated financial statements represent the 44.96% of Congoleum’s stockholders other than American Biltrite Inc.  Prior to January 1, 2009, in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements, American Biltrite Inc. reported in its consolidated results 100% of Congoleum’s losses from the period Congoleum incurred a deficit in earnings during 2002 through December 31, 2008.  Under SFAS No. 160, 44.96% of Congoleum’s income or loss is attributed to the noncontrolling interests even if the attribution of a loss results in a negative balance.  The effect of the change in attributing earnings or losses has a significant impact on the consolidated results reported by American Biltrite Inc.  Had the Company not adopted SFAS 160 on January 1, 2009, the pro forma consolidated net loss reported by American Biltrite Inc. and the consolidated loss per share for the three months ended March 31, 2009 would have been $7.3 million and $2.13 per share (basic and diluted), respectively.  The pro forma consolidated stockholders’ deficit would have been $54.3 million as of March 31, 2009.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Net (loss) income attributable to ABI	$(5,497)	$972
Foreign currency translation adjustments	(184)	(483)
Total comprehensive (loss) income attributable to ABI	$(5,681)	$489

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

Note M - Industry Segments

Description of Products and Services

The Company has four segments for financial reporting purposes:  flooring products, tape division, jewelry and a Canadian division. The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings, which are sold primarily through floor covering distributors to retailers and contractors for residential use. The tape division segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore.  The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores.  The Company's Canadian division produces flooring, rubber and other industrial products.

Note M - Industry Segments (continued)

Net sales by segment for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Net sales to external customers:
Flooring products	$30,106	$47,697
Tape products	16,469	22,443
Jewelry	11,565	11,747
Canadian division	11,921	13,870
Total net sales to external customers	70,061	95,757
Intersegment net sales:
Flooring products	—	—
Tape products	—	—
Jewelry	—	—
Canadian division	800	1,221
Total intersegment net sales	800	1,221
Reconciling items	—	—
Intersegment net sales	(800)	(1,221)

Total consolidated net sales	$70,061	$95,757

Segment profit or loss is before income tax expense or benefit and noncontrolling interests.  Profit (loss) by segment for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment profit (loss)
Flooring products	$(4,092)	$2,608
Tape products	(2,533)	411
Jewelry	(838)	(1,331)
Canadian division	75	102
Total segment profit	(7,388)	1,790
Reconciling items
Corporate expenses	(75)	(347)
Intercompany profit	16	8
Total consolidated (loss) income before income taxes and other items	$(7,447)	$1,451

Note M - Industry Segments (continued)

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

	March 31, 2009	December 31, 2008
Segment assets
Flooring products	$166,755	$171,867
Tape products	49,524	48,115
Jewelry	19,661	24,038
Canadian division	30,494	29,866
Total segment assets	266,434	273,886
Reconciling items
Corporate items	33,767	35,948
Intersegment accounts receivable	(15,812)	(14,626)
Intersegment profit in inventory	(74)	(90)
Intersegment other asset	(117)	(117)

Consolidated assets	$284,198	$295,001

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Global and financial markets have recently been experiencing substantial disruption in the current recession.  Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business.  The downturn in the housing industry has resulted in reduced demand for the Company's and Congoleum's products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division's products.  In addition, the decline in consumer and retailer, especially mid-tier retailer, spending has resulted in reduced demand for K&M's products.  The Company expects the current and forecasted economic conditions to continue to negatively impact the Company's and Congoleum's businesses and operations and that the extent of that impact will depend on the duration and depth of the economic recession.

In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum.  However, under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would have been eliminated and would be eliminated under the terms of the Amended Joint Plan.  ABI expects its ownership interest in Congoleum to be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed joint plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions.  Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan.  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions.  A term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.

Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization.  The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed the Amended Joint Plan.  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009.  On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan.  Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case.  On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the U.S. District Court for the District of New Jersey, which appeal remains pending.  On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  Under the terms of the Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

There can be no assurance that the appeal of the Order of Dismissal to the United States District Court for the District of New Jersey or any other court which may be appealed to will be successful or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal is not successful, Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the Chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

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

ABI has certain intercompany claims against and arrangements with Congoleum.  The Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum, which would be effective when the Amended Joint Plan took effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC and ABI.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on June 30, 2009, unless renewed.  In addition, under the terms of the Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI's contribution to Congoleum in 1993 of ABI's tile division, and the joint venture agreement itself, would have been deemed rejected and disallowed upon the effective date of the Amended Joint Plan, and therefore eliminated.  The Amended Joint

Plan's rejection and disallowance of the joint venture agreement and ABI’s claims thereunder included any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum's Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Amended Joint Plan became effective.  If the appeal of the Order of Dismissal were not successful, it is uncertain what would become of ABI’s and its nondebtor subsidiaries’ claims against and relationships with Congoleum, although ABI expects that those claims and relationships could be adversely affected and could even be rendered worthless.  In addition, there can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum.  Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI's claims and interests and other business relationships with reorganized Congoleum.

ABI estimates that it will spend $300 thousand for legal fees in 2009, which it has accrued, in connection with Congoleum’s reorganization plan.  Actual costs for pursuing and implementing any plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the applicable minimum estimated cost increase.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

There have been no material changes in what the Company considers to be its critical accounting policies or the applicability of the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended March 31
	2009		2008
	(In thousands of dollars)

Net sales	$39,955		$48,060
Cost of sales	30,510		36,069
Gross profit	9,445	23.6%	11,991	25.0%
Selling, general & administrative expenses	12,260	30.7%	13,257	27.6%
Operating loss	(2,815)		(1,266)

Interest expense, net	(232)		(488)
Other (expense) income, net	(324)		589
Loss before taxes and other items	(3,371)		(1,165)

Benefit from income taxes	(68)		(410)
Noncontrolling interests	50		40

Net loss	$(3,253)		$(715)

Net sales in the first quarter of 2009 were $40.0 million compared to $48.1 million in the first quarter of 2008, a decrease of $8.1 million or 16.9%.  Tape division sales declined by $6.0 million or 26.6% as economic conditions adversely affected all Tape division product lines globally, with the greatest percentage decreases in sales of transfer paper used in the sign and graphics industry and protective film used on consumer durables.  Canadian division sales declined $1.9 million or 14.1% from the first quarter of 2008 to the first quarter of 2009 primarily due to the currency translation effect of the lower value of the Canadian dollar in the first quarter of 2009.  Jewelry sales declined $0.2 million or 1.5% compared to sales during the first quarter of 2008 due to lower sales through department store and mid-tier retailers, partly offset by increased sales through mass merchandisers and discount outlets.

Gross profit margin percentage decreased from 25.0% of net sales for the first quarter of 2008 to 23.6% of net sales for the first quarter of 2009.  Gross margins as a percent of net sales in the Tape business declined by 1.6 percentage points due to lower production volume available to absorb fixed factory overhead, partly offset by selling price increases.  Canadian gross margins improved by 0.6 percentage points as the effect of price increases and foreign currency exchange more than offset the effect of lower production volumes.  Jewelry gross margins declined by 3.7 percentage points due to product and sales channel mix as well as pricing pressure from retailers.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended March 31, 2009 and 2008 would have been 22.9% and 24.4%, respectively.

SG&A expenses in the first quarter of 2009 decreased by $997 thousand or 7.5% compared to the first quarter of 2008.  SG&A expenses in the first quarter of 2008 included a $1.2 million insurance recovery.  Excluding this recovery, SG&A expenses decreased by $2.2 million or 15.3%, primarily as a result of headcount and expense reductions at all locations, partly offset by increases in pension expense resulting from market value declines in pension fund assets and use of a lower discount rate on projected liabilities.

Net interest expense for the first quarter of 2009 was lower than the first quarter of 2008 primarily due to a lower weighted average effective interest rate on the Company’s borrowings, as well as lower average borrowings outstanding.

The effective tax rate was 2% in the first quarter of 2009 compared to 35% in the first quarter of 2008.  Substantially all of the Company’s losses were not benefited due to uncertainty in the Company’s ability to generate sufficient taxable income in future periods to realize tax benefits from current year losses.

The change in other (expense) income from the first quarter of 2008 to the first quarter of 2009 of $0.9 million was due to a $1.1 million unfavorable change in the effect of currency translation at the Tape operation.

Congoleum

	Three Months Ended March 31
	2009		2008
	(In thousands of dollars)

Net sales	$30,106		$47,697
Cost of sales	25,960		36,824
Gross profit	4,146	13.8%	10,873	22.8%
Selling, general & administrative expenses	8,250	27.4%	9,132	19.1%
Operating income	(4,104)		1,741
Interest (expense) income, net	(106)		931
Other income (expense), net	118		(64)
Income (loss) before taxes	(4,092)		2,608
Provision for income taxes	15		929

Net (loss) income	$(4,107)		$1,679

Net sales for the three months ended March 31, 2009 totaled $30.1 million as compared to $47.7 million for the three months ended March 31, 2008, down $17.6 million or 36.8%. This decrease in sales can be attributed to lower sales to the manufactured housing and recreational vehicle industry, continued weakness in product sales to the builder market and a weak retail sales environment for professionally installed products, partially offset by price increases instituted in the second half of 2008.

Gross profit for the three months ended March 31, 2009 totaled $4.1 million, or 13.8% of net sales, compared to $10.9 million or 22.8% of net sales for the three months ended March 31, 2008. The unfavorable impact of lower production volumes over which to spread fixed factory overhead costs accounted for most of the decline, partially offset by cost reduction measures instituted in plant spending.

Selling, general and administrative expenses were $8.3 million for the three months ended March 31, 2009 compared to $9.1 million for the three months ended March 31, 2008, a decrease of $0.8 million. Lower compensation and benefit costs reflecting workforce reductions, coupled with reduced sales support and merchandising costs resulted in the decrease. A severance charge of $0.5 million for workforce reductions enacted in the quarter is included in 2009 first quarter expenses.

Loss from operations was $4.1 million for the three months ended March 31, 2009 compared to income from operations of $1.7 million for the three months ended March 31, 2008, reflecting the lower sales and gross margin during the first quarter of 2009 compared with the first quarter of 2008, partially offset by lower selling, general and administrative expenses.

Interest expense, net was $106 thousand expense for the three months ended March 31, 2009 compared with $931 thousand net interest income for the same period in 2008.  Interest income (expense), net for the three months ended March 31, 2008 includes $1.0 million in interest income received as part of a disgorgement fee settlement for legal expenses.

The provision for income taxes was $15 thousand for the quarter ending March 31, 2009, and $929 thousand for the quarter ending March 31, 2008.  The full year effective tax rate is expected to be negligible.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents decreased $1.3 million in the three months ended March 31, 2009 to $1.7 million. Working capital at March 31, 2009 was $22.0 million compared to $24.8 million at December 31, 2008.  The ratio of current assets to current liabilities at March 31, 2009 was 1.48 compared to 1.51 at December 31, 2008.  Net cash used by operating activities was $598 thousand for the three months ended March 31, 2009, compared to cash used by operating activities of $907 thousand for the three months ended March 31, 2008.

Capital expenditures in the first three months of 2009 were $318 thousand compared to $556 thousand for the first three months of 2008.  It is anticipated that capital spending for the full year 2009 will be approximately $2.0 million.

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

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Bank of America, National Association ("BofA"), and BofA acting through its Canada branch (the "Canadian Lender") pursuant to an amended and restated credit agreement (the "Credit Agreement").  The Credit Agreement originally provided American Biltrite Inc. and its subsidiary K&M with (i) a $30.0 million commitment under the Revolver with a $12.0 million borrowing sublimit (the "Canadian Revolver") for American Biltrite Inc.’s subsidiary American Biltrite (Canada) Ltd. (“AB Canada”) and (ii) the $10.0 million Term Loan.  The Credit Agreement also provides for domestic and Canadian letter of credit facilities with availability of up to $5.0 million and $1.5 million, respectively, subject to availability under the Revolver and the Canadian Revolver, respectively.

The amount of borrowings available from time to time for American Biltrite Inc. and K&M under the Revolver may not exceed the lesser of (a) $24.0 million less the then outstanding amount of borrowings by AB Canada under the Canadian Revolver less any outstanding borrowings under the letter of credit facilities and (b) the applicable borrowing base.  The formula used for determining the domestic borrowing base is based upon inventory, receivables and fixed assets of the Company and certain of its subsidiaries (not including, among others, AB Canada and Congoleum), reduced by amounts outstanding under the Term Loan.

The amount of borrowings available from time to time for AB Canada under the Canadian Revolver is limited to the lesser of (a) $12 million less any outstanding borrowings under the Canadian letter of credit facility, (b) AB Canada's borrowing base amount, which is based upon AB Canada's accounts receivable, inventory and fixed assets, and (c) $24.0 million less the amount of domestic borrowings outstanding under the Revolver on behalf of the Company and K&M.  AB Canada may borrow amounts under the Canadian Revolver in United States or Canadian dollar denominations; however, solely for purposes of determining amounts outstanding and borrowing availability under the Revolver, all Canadian dollar denominated amounts will be converted into United States dollars in the manner provided in the Credit Agreement.

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

The Credit Agreement contains certain covenants that the Company must satisfy.  The covenants included in the Credit Agreement include certain financial tests, restrictions on the ability of the Company to incur additional indebtedness or to grant liens on its assets and restrictions on the ability of the Company to pay dividends on its capital stock.  The financial tests are required to be calculated based on the Company accounting for its majority-owned subsidiary Congoleum Corporation on the equity method and include a maximum ratio of total liabilities to tangible net worth, a minimum ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) less certain cash payments for taxes, debt service, and dividends to interest expense, a minimum level of tangible net worth, and a maximum level of capital spending  The Credit Agreement also requires the Company's Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending to exceed 100% of the Company's Consolidated Fixed Charges for the 12-month period ending on such date, as determined under the Credit Agreement (the “Fixed Charge Covenant”).

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

The Company has had to receive waivers from BofA and amend the Credit Agreement several times in the past to avoid defaulting that agreement due to failing to satisfy certain financial covenants contained in that agreement.  Most recently, on May 15, 2009, the Company entered into a limited waiver and modification agreement (the “Waiver”) to the Credit Agreement with BofA, pursuant to which BofA granted the Company a temporary waiver through June 30, 2009 of the Company’s default of the Credit Agreement due to the Company’s failure to satisfy as of March 31, 2009 the Fixed Charge Covenant.  The temporary waiver granted by BofA pursuant to the Waiver expires on June 30, 2009 (subject to possible earlier termination or expiration upon the occurrence of certain specified events) and requires the Company to deliver by May 22, 2009 an executed commitment letter from another financial institution reasonably acceptable to BofA which contemplates payment in full in cash of all amounts owed to BofA under the Credit Agreement on or prior to June 29, 2009. The Waiver also reduced the maximum borrowing limit under the Revolver from $30 million to $24 million.  In connection with the Waiver, the Company paid BofA a fee of $5 thousand and is obligated to pay BofA an additional fee of $20 thousand upon termination or expiration of the temporary waiver granted by BofA pursuant to the Waiver, unless BofA is repaid all amounts owed to BofA under the Credit Agreement by June 29, 2009, in which case, the Company would not be required to pay the additional $20 thousand fee.  The Waiver contemplates the Company repaying BofA all amounts owed to BofA under the Credit Agreement by June 29, 2009.  The Company is currently working with a replacement lender that is conducting due diligence in connection with providing a possible new $30 million revolving credit facility and $8 million term loan to replace the Credit Agreement, including the Term Loan and the Revolver. The Company believes it will be successful in obtaining replacement financing by June 29, 2009 and that the replacement facility contemplated would provide the Company with sufficient financing on commercially reasonable terms for an extended period of time. It is possible, however, that the Company may not be successful in obtaining the replacement financing it is currently seeking and it may not be able to obtain financing from other alternative sources or under a different arrangement with its existing lenders, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.  Failure to obtain adequate financing on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

Any further required amendments and/or replacement financing, if obtained, could result in significant cost to the Company.  If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the Revolver and require the Company to repay all amounts outstanding under the Credit Agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral (most of the Company’s and its subsidiaries’ (excluding Congoleum) assets, as applicable) exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Under the terms of the Joint Plan, ABI’s ownership interest in Congoleum would have been eliminated and would be eliminated under the terms of the Amended Joint Plan.  ABI expects that its ownership interest in Congoleum will likely be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI’s business, operations and financial condition.  In connection with Congoleum’s plan of reorganization, ABI expects to spend $300 thousand for legal fees in 2009, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes A and I of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum’s bankruptcy proceedings.  These matters continue to have a material adverse impact on Congoleum’s liquidity and capital resources.  During the first quarter of 2009, Congoleum paid $1.3 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the state court insurance coverage action.  Furthermore, at March 31, 2009, Congoleum had incurred but not paid approximately $9.7 million in additional fees and expenses for services rendered through that date in connection with these matters.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code.  Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007.  Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge.  Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any future plan, including the Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action.  In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes.  Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest.  Under the terms of the Joint Plan, and the expected terms of any future plan, including the Amended Joint Plan, the Senior Note holders would not have received any post-petition interest.  Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

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

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2009, were $7.7 million, a decrease of $7.4 million from December 31, 2008.  Under the terms of its revolving credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender and the funds in that account are used by the lender to pay down any loan balance.  There were no funds deposited in this account at March 31, 2009 or December 31, 2008.  Additionally, $6.5 million remaining from a $14.5 million settlement received in August 2004 from an insurance carrier, disposition of which balance is subject to a court order, is included as restricted cash at December 31, 2008.  In the second quarter of 2008 Congoleum received an additional $22.7 million from other insurance carriers which is also included in restricted cash.  Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code.  Net working capital was a negative $3.4 million at March 31, 2009, down from $1.6 million at December 31, 2008.  The ratio of current assets to current liabilities was 1.0 to 1.0 at March 31, 2009 and December 31, 2008.  Net cash used in operations during the three months ended March 31, 2009 was $9.5 million, as compared to net cash provided by operations of $1.6 million during the three months ended March 31, 2008.

Capital expenditures for the three months ended March 31, 2009 totaled $0.9 million.  Congoleum is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3 million and $5 million in 2010, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms.  The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.  Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“Congoleum EBITDA”).  In connection with the amendment and extension of the agreement during 2008, the minimum level of Congoleum EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures.  The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was not in compliance with the minimum Congoleum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate and a fee of $30 thousand was paid in connection with the waiver and amendment.  Borrowings under this facility are collateralized by inventory and receivables.  At March 31, 2009, based on the level of receivables and inventory, $26.3 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $16.9 million was utilized by the revolving loan.  The existing financing facility expires June 30, 2009.  Congoleum believes that it will be able to obtain an extension of the credit facility through the end of 2009; however, given the current business conditions and uncertainty in the credit markets, there can be no assurances that an extension or refinancing will be available.  There can also be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  Congoleum was in compliance with the terms of the debtor-in-possession financing at March 31, 2009, as the excess borrowing availability it maintained under the revolving line of credit, exceeded the threshold required to test Congoleum EBITDA.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities.  Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum.  Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 16 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements (including anticipated extensions thereof) should be sufficient to provide adequate working capital for operations during 2009.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Item 4T.  Controls and Procedures

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note H "Commitments and Contingencies" and Note I "Congoleum Asbestos Liabilities and Reorganization" of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in "Risk Factors – The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company's and Congoleum's strategies for resolving this exposure may not be successful.  Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum’s equity holders, including the Company" and "Elimination of the Company’s equity interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition" included in Part II, Item 1A of this Quarterly Report on Form 10-Q, to the extent addressing matters reportable under this Part II, Item 1, are incorporated herein by reference.

Item 1A.  Risk Factors

The Company’s independent registered public accountant has included a going concern paragraph in its opinion on the Company’s 2008 consolidated financial statements.

The Company’s independent registered public accountant has issued an opinion on the Company’s 2008 consolidated financial statements that states that the consolidated financial statements were prepared assuming the Company will continue as a going concern and further states that the Company’s need to refinance its credit facility raises substantial doubt about its ability to continue as a going concern.  The revolving debt portion of the Company’s existing principal credit facility expires on September 30, 2009, and the Company has entered into a limited waiver and modification agreement to its credit agreement with its lenders, which provided the Company with a temporary waiver through June 30, 2009 (subject to possible earlier termination or expiration) of the Company’s default of the credit agreement governing that credit facility due to the Company’s failure to comply with one of its financial covenants as of March 31, 2009 and contemplates the Company repaying all amounts the Company owes under the credit agreement, including the term loan and outstanding borrowings under the credit facility by June 29, 2009.  As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company is currently working with a replacement lender to obtain replacement financing.  Failure to obtain adequate financing on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

The Company relies on its revolving credit facility to fund its business, operations and working capital needs.  That revolving credit facility expires on September 30, 2009 and the Company may not be able to renew or replace that facility on satisfactory terms.

The Company relies on borrowings under its revolving credit facility which is governed by its principal credit agreement to fund its business and operations.  If the Company is not able to generate sufficient cash flows from its operations as a result of the current recession in the United States or otherwise, it may have greater reliance on the availability of borrowings under its credit facility.  The Company's revolving credit facility is scheduled to expire on September 30, 2009, and the Company has entered into a temporary waiver and modification agreement to its credit agreement with its lenders, pursuant to which the lenders granted the Company a temporary waiver through June 30, 2009 of the Company’s default of the agreement governing that credit facility due to the Company’s failure to comply with one of its financial covenants as of March 31, 2009 and reduced the amount available for borrowing under the credit facility from $30 million to $24 million.  The temporary waiver expires on June 30, 2009 (subject to possible earlier termination or expiration upon the occurrence of certain specified events) and requires the Company to deliver by May 22, 2009 to its lenders an executed commitment letter from another financial institution reasonably acceptable to the Company’s current lenders, which contemplates payment in full in cash of all amounts owed to the lenders under the credit agreement on or prior to June 29, 2009.  The Company is currently working with a replacement lender that is conducting due diligence in connection with providing a possible new $30 million revolving credit facility and $8 million term loan to replace the Company’s existing credit agreement, including the term loan and the revolving credit facility under that agreement. The Company believes it will be successful in obtaining replacement financing by June 29, 2009 and that the replacement facility contemplated would provide the Company with sufficient financing on commercially reasonable terms for an extended period of time.  It is possible, however, that the Company may not be successful in obtaining the replacement financing it is currently seeking and it may not be able to obtain financing from other alternative sources or under a different arrangement with its existing lenders, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.  Failure to obtain adequate financing on commercially reasonable terms would have a material adverse effect on the Company's business, results of operations and financial condition.

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

As more fully set forth in Notes A and I of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  An amended joint plan of reorganization for Congoleum proposed by the Asbestos Claimants’ Committee, the Bondholders’ Committee and Congoleum was filed in the Bankruptcy Court, which plan is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Amended Joint Plan."  While Congoleum believed that the Amended Joint Plan had sufficient creditor support to be confirmed, the Bankruptcy Court recently issued an opinion denying confirmation of the Amended Joint Plan and ordering Congoleum’s bankruptcy case be dismissed (which is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Order of Dismissal").  That order is being appealed with the United States District Court for the District of New Jersey and the Bankruptcy Court has granted a stay of its Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  There can be no assurance that the appeal of the Order of Dismissal to by the United States District Court for the District of New Jersey or any other court which may be appealed to will be successful or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal is not successful, Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the Chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

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

The Company has its own direct asbestos liability as well.  The Company's strategy remains to actively defend against and strategically settle its asbestos claims on a case-by-case basis.  To date, the Company's insurers have funded substantially all of the Company's liabilities and expenses related to its asbestos liability under the Company's applicable insurance policies.  The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future pursuant to an umbrella/first-layer excess policies arrangement between the Company and the applicable insurance carriers.  It is possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos, that the policies providing coverage under the umbrella/first-layer excess policies arrangement will exhaust, or that the carriers responsible for such policies may at some future date be unwilling or unable to meet their obligations under the policies or that arrangement.  If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies due to the carriers which underwrote those policies being insolvent or otherwise, ABI may have to fund such liabilities, which could have a material adverse effect on ABI's business, results of operations or financial condition.

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

For further information regarding the Company's and Congoleum's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Notes A, H and I of the Notes to Unaudited Consolidating Condensed Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part I, Item 1 and Part I, Item 2, respectively, of this Quarterly Report on Form 10-Q.

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

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum.  Agreements for these current intercompany arrangements expire on June 30, 2009, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first.  It is not known whether ABI, Congoleum and the other parties in interest will agree to extend the term of these arrangements, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be.  The terms of the Amended Joint Plan provided for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Amended Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Amended Joint Plan.  The Amended Joint Plan provided that the new agreement would be in form and substance mutually agreeable to the Bondholders' Committee, the Asbestos Claimants’ Committee and ABI.  Pursuant to that new agreement, ABI's current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI's current president and chief operating officer during normal working hours and on an annual basis, and ABI's current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis.  Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum or otherwise could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

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

In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels, which has negatively impacted the Company's and Congoleum's businesses and operating results.  Although raw material and energy costs have recently declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

The Company's Tape Division principally sells its products through distributors.  Sales to five unaffiliated customers accounted for approximately 20% of the Company's Tape Division's net sales for the year ended December 31, 2008.  The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers would have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's Canadian Division sells its products through distributors and a direct sales force. Sales to five unaffiliated customers accounted for approximately 22% of the Canadian Division's net sales for the year ended December 31, 2008.  The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers would have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors.  Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor would have a material adverse impact on the Company's business, results of operations, or financial condition.  Congoleum derives a significant percentage of its sales from two of its distributors.  These two distributors accounted for approximately 63% of Congoleum's net sales for the year ended December 31, 2008.

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

Item 3.  Defaults Upon Senior Securities

On August 3, 1998, Congoleum issued $100 million of its 8.625% Senior Notes due in August 2008 priced at 99.505% to yield 8.70%.  The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption.  The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of Congoleum’s Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million.  The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” as of March 31, 2009 (see Note F of the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).   During 2007, Congoleum reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 5.  Other Information

Entry into the Limited Waiver and Modification Agreement

On May 15, 2009, the Company and its subsidiaries, K&M Associates L.P. and American Biltrite (Canada) Ltd., entered into a limited waiver and modification agreement (the “Waiver”) to the Company’s credit agreement (the “Credit Agreement”) with the Bank of America, N.A. (“BofA”) lenders under the Credit Agreement, BofA as the domestic administrative agent and collateral agent, and BofA, acting through its Canada branch, as the Canadian administrative agent.  The Waiver is effective as of the same day it was entered into.  The Company’s subsidiaries that serve as guarantors of the Company’s obligations under the Credit Agreement also entered into the Waiver.  The Company, K&M Associates L.P. and American Biltrite (Canada) Ltd. are borrowers under the Credit Agreement.  The Credit Agreement governs the credit facility that is the Company’s primary source of borrowings.  References in this Part II, Item 5 of this Quarterly Report on Form 10-Q to the Company with respect to the Waiver and the Credit Agreement also include the other borrowers, and the guarantors of the obligations, under the Credit Agreement, as applicable.

Pursuant to the Waiver, BofA granted the Company a temporary waiver through June 30, 2009 of the Company’s default under the Credit Agreement for failure to comply as of March 31, 2009 with the financial covenant requiring that the Company’s Consolidated Adjusted EBITDA for the four consecutive fiscal quarters then ending exceed 100% of the Company’s Consolidated Fixed Charges for the 12-month period ending on that measurement date, as determined under the Credit Agreement.  The temporary waiver expires on June 30, 2009, subject to possible earlier termination or expiration upon the occurrence of certain specified events.  The Waiver also reduced the maximum borrowing limit under the revolving debt portion of the credit facility from $30 million to $24 million.  The Waiver requires the Company to deliver by May 22, 2009 to BofA an executed commitment letter from another financial institution reasonably acceptable to BofA, which contemplates payment in full in cash of all amounts owed to BofA under the Credit Agreement on or prior to June 29, 2009.  The waiver also requires the Company to comply with various covenants, including restrictions on:  incurring or granting liens; entering into agreements that limit the Company’s ability to incur or grant liens on its real property; incurring or assuming indebtedness; disposing of assets other than the sale of inventory in the ordinary course of business; making investments, loans or advances; making distributions; and paying management, consulting or similar fees.  The Waiver also requires the Company to deliver to BofA, by May 20, 2009, a mortgage covering certain of the Company’s real property located in the State of New Jersey.  In connection with the Waiver, the Company paid BofA a fee of $5 thousand and is obligated to pay BofA an additional fee of $20 thousand upon termination or expiration of the temporary waiver granted by BofA pursuant to the Waiver, unless BofA is repaid all amounts owed to BofA under the Credit Agreement by June 29, 2009, in which case, the Company would not be required to pay the additional $20 thousand fee.

The foregoing description of the Waiver is a summary and is qualified in its entirety to the full terms and conditions of the Waiver.  A copy of the Waiver is attached to this Quarterly Report on Form 10-Q as Exhibits 4.1 and 10.1 and is incorporated by reference herein.

Earnings Press Release

On May 15, 2009, the Company issued a press release announcing its financial results for the three months ended March 31, 2009.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.1.

Item 6.  Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1
Limited Waiver and Modification Agreement to Credit Agreement, dated as of May 15, 2009, by and among American Biltrite Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., the lenders to the agreement, Bank of America, N.A., as the domestic administrative agent and collateral agent, and Bank of America, N.A., acting through its Canada branch, as the Canadian administrative agent

10.1
Limited Waiver and Modification Agreement to Credit Agreement, dated as of May 15, 2009, by and among American Biltrite Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., the lenders to the agreement, Bank of America, N.A., as the domestic administrative agent and collateral agent, and Bank of America, N.A., acting through its Canada branch, as the Canadian administrative agent (a copy of which is filed as Exhibit 4.1)

10.2 III	Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement dated as of March 16, 2009

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated May 15, 2009
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
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 30, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: May 15, 2009	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1
Limited Waiver and Modification Agreement to Credit Agreement, dated as of May 15, 2009, by and among American Biltrite Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., the lenders to the agreement, Bank of America, N.A., as the domestic administrative agent and collateral agent, and Bank of America, N.A., acting through its Canada branch, as the Canadian administrative agent

10.1
Limited Waiver and Modification Agreement to Credit Agreement, dated as of May 15, 2009, by and among American Biltrite Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., the lenders to the agreement, Bank of America, N.A., as the domestic administrative agent and collateral agent, and Bank of America, N.A., acting through its Canada branch, as the Canadian administrative agent (a copy of which is filed as Exhibit 4.1)

10.2 III	Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement dated as of March 16, 2009

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated May 15, 2009
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
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 30, 2009