Form 10-Q
period 2009-06-30
AMERICAN BILTRITE INC
filed 2009-08-13
CIK 4611

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2009	Commission File Number 1-4773

AMERICAN BILTRITE INC. (Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
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
Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [   ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009

Common Stock	3,441,551 shares

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

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of June 30, 2009 (Unaudited) and December 31, 2008	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of June 30, 2009 (Unaudited) and December 31, 2008	2

		Consolidating Condensed Statements of Operations (Unaudited) For the Three Months Ended June 30, 2009 and 2008	3

		Consolidating Condensed Statements of Operations (Unaudited) For the Six Months Ended June 30, 2009 and 2008	4

		Consolidating Condensed Statements of Cash Flows – Operating Activities (Unaudited) For the Six Months Ended June 30, 2009 and 2008	5

		Consolidating Condensed Statements of Cash Flows – Investing & Financing Activities (Unaudited) For the Six Months Ended June 30, 2009 and 2008	6

		Notes to Unaudited Consolidating Condensed Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 4T.	Controls and Procedures	45

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 3.	Defaults Upon Senior Securities	57

	Item 4.	Submission of Matters to a Vote of Security Holders	57

	Item 5.	Other Information	57

	Item 6.	Exhibits	58

	Signature		60

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,193	$18,072			$13,803	$15,077	$4,390	$2,995
Restricted cash	30,767	29,680			30,767	29,680
Short-term investments	1,000	-					1,000	-
Accounts receivable, net	37,507	36,627	$(274)	$(367)	15,036	13,789	22,745	23,205
Inventories	67,285	79,082	(60)	(89)	31,101	35,814	36,244	43,357
Taxes receivable	928	1,334					928	1,334
Prepaid expense & other current assets	7,013	6,406			2,883	3,922	4,130	2,484
Total current assets	162,693	171,201	(334)	(456)	93,590	98,282	69,437	73,375

Property, plant & equipment, net	85,016	88,466			53,205	56,520	31,811	31,946

Other assets:
Insurance for asbestos-related liabilities	13,509	13,509					13,509	13,509
Other assets	23,563	21,825	(109)	(117)	17,065	17,065	6,607	4,877
	37,072	35,334	(109)	(117)	17,065	17,065	20,116	18,386

Total assets	$284,781	$295,001	$(443)	$(573)	$163,860	$171,867	$121,364	$123,707

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$14,844	$16,298	$(274)	$(366)	$5,863	$7,472	$9,255	$9,192
Accrued expenses	30,080	31,880			13,684	16,897	16,396	14,983
Asbestos-related liabilities	46,909	50,022			46,909	50,022
Deferred income taxes	6,533	6,533			6,533	6,533
Notes payable	33,362	32,747			17,248	13,994	16,114	18,753
Current portion of long-term debt	1,443	5,611					1,443	5,611
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	138,168	148,088	(274)	(366)	95,234	99,915	43,208	48,539

Long-term debt, less current portion	7,714	1,112					7,714	1,112
Asbestos-related liabilities	13,563	13,563					13,563	13,563
Other liabilities	17,132	16,801					17,132	16,801
Liabilities subject to compromise	163,113	161,386	(109)	(117)	163,222	161,503
Total liabilities	339,690	340,950	(383)	(483)	258,456	261,418	81,617	80,015

Equity
Common stock	46	46	(94)	(93)	94	93	46	46
Additional paid-in capital	19,850	19,749	(49,391)	(49,386)	49,391	49,386	19,850	19,749
Less treasury shares	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Accumulated other comprehensive loss	(52,344)	(53,250)	6,111	6,110	(51,179)	(51,179)	(7,276)	(8,181)
(Deficit) retained earnings	(5,846)	1,803	37,772	35,466	(85,089)	(80,038)	41,471	46,375
Total stockholders’ (deficit) equity of controlling interests	(53,426)	(46,784)	2,211	(90)	(94,596)	(89,551)	38,959	42,857
Noncontrolling interests	(1,483)	835	(2,271)				788	835
Total (deficit) equity	(54,909)	(45,949)	(60)	(90)	(94,596)	(89,551)	39,747	43,692
Total liabilities and equity	$284,781	$295,001	$(443)	$(573)	$163,860	$171,867	$121,364	$123,707

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended June 30, 2009 and 2008
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$81,322	$101,239	$-	$-	$39,350	$47,166	$41,972	$54,073

Cost of products sold	64,943	77,677	(194)	(400)	32,859	37,277	32,278	40,800
Selling, general & administrative expenses	19,111	23,576			7,449	9,238	11,662	14,338
(Loss) income from operations	(2,732)	(14)	194	400	(958)	651	(1,968)	(1,065)
Other income (expense)
Interest income	6	212			1	64	5	148
Interest expense	(316)	(611)			(100)	-	(216)	(611)
Other income (expense)	485	(146)	(181)	(407)	113	(350)	553	611
	175	(545)	(181)	(407)	14	(286)	342	148
(Loss) income before taxes	(2,557)	(559)	13	(7)	(944)	365	(1,626)	(917)
Provision for income taxes	21	563			-	153	21	410
Net (loss) income	(2,578)	(1,122)	13	(7)	(944)	212	(1,647)	(1,327)
Noncontrolling interests	421	27	424				(3)	27
(Loss) income from continuing operations	(2,157)	(1,095)	437	(7)	(944)	212	(1,650)	(1,300)
Discontinued operation	-	1,025					-	1,025
Net (loss) income attributable to controlling interests	$(2,157)	$(70)	$437	$(7)	$(944)	$212	$(1,650)	$(275)

	Basic		Diluted
	2009	2008	2009	2008
Loss from continuing operations per common share	$(0.63)	$(0.32)	$(0.63)	$(0.32)
Discontinued operation	-	0.30	-	0.30
Net loss attributable to controlling interests per common share	$(0.63)	$(0.02)	$(0.63)	$(0.02)

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551	3,441,551	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$151,383	$196,996	$-	$-	$69,456	$94,863	$81,927	$102,133

Cost of products sold	121,104	150,270	(503)	(700)	58,819	74,101	62,788	76,869
Selling, general & administrative expenses	39,621	45,965			15,699	18,370	23,922	27,595
(Loss) income from operations	(9,342)	761	503	700	(5,062)	2,392	(4,783)	(2,331)
Other income (expense)
Interest income	13	1,363			3	1,192	10	171
Interest expense	(661)	(1,319)			(208)	(197)	(453)	(1,122)
Other (expense) income	(14)	87	(474)	(699)	231	(414)	229	1,200
	(662)	131	(474)	(699)	26	581	(214)	249
(Loss) income before taxes	(10,004)	892	29	1	(5,036)	2,973	(4,997)	(2,082)
(Benefit from) provision for income taxes	(32)	1,082			15	1,082	(47)	-
Net (loss) income	(9,972)	(190)	29	1	(5,051)	1,891	(4,950)	(2,082)
Noncontrolling interests	2,318	67	2,271	-			47	67
(Loss) income from continuing operations	(7,654)	(123)	2,300	1	(5,051)	1,891	(4,903)	(2,015)
Discontinued operation	-	1,025					-	1,025
Net (loss) income attributable to controlling interests	$(7,654)	$902	$2,300	$1	$(5,051)	$1,891	$(4,903)	$(990)

	Basic		Diluted
	2009	2008	2009	2008
Loss from continuing operations per common share	$(2.22)	$(0.04)	$(2.22)	$(0.04)
Discontinued operation	-	0.30	-	0.30
Net (loss) income attributable to controlling interests per common share	$(2.22)	$0.26	$(2.22)	$0.26

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551	3,441,551	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – OPERATING ACTIVITIES (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008
Operating activities
Net (loss) income	$(9,972)	$835	$29	$1	$(5,051)	$1,891	$(4,950)	$(1,057)
Net income from discontinued operation	-	(1,025)					-	(1,025)
(Loss) income from continuing operations	(9,972)	(190)	29	1	(5,051)	1,891	(4,950)	(2,082)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	6,919	7,915			4,835	5,299	2,084	2,616
Stock compensation expense	103	53			4	9	99	44
Change in operating assets and liabilities:
Accounts and notes receivable	(662)	(2,335)	(100)	108	(1,247)	(2,958)	685	515
Inventories	12,451	(5,039)	(29)	(1)	4,713	(5,797)	7,767	759
Prepaid expenses and other assets	1,058	593			1,039	669	19	(76)
Proceeds from legal fees disgorgement	-	9,168			-	9,168
Accounts payable and accrued expenses	(1,976)	(7,330)	100	(108)	(3,662)	(6,456)	1,586	(766)
Asbestos-related expenses	(4,200)	(8,472)			(4,200)	(8,472)
Other	1,677	1,559			1,648	1,373	29	186
Net cash provided (used) by operating activities of continuing operations	$5,398	$(4,078)	$-	$-	$(1,921)	$(5,274)	$7,319	$1,196

See accompanying notes to consolidating condensed financial statements.

 AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – INVESTING & FINANCING ACTIVITIES (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008
Investing activities
Investments in property, plant and equipment	$(2,934)	$(2,274)	$-	$-	$(1,520)	$(1,504)	$(1,414)	$(770)
Purchase of short-term investments	(1,000)	-					(1,000)	-

Net cash used by investing activities	(3,934)	(2,274)	-	-	(1,520)	(1,504)	(2,414)	(770)

Financing activities
Net short-term borrowings (repayments)	352	2,173			3,254	6,885	(2,902)	(4,712)
Payments on long-term debt	(5,566)	(662)					(5,566)	(662)
Proceeds from borrowings on long-term debt	8,000	-					8,000	-
Refinancing costs	(1,527)	-					(1,527)	-
Funding of letters of credit	(1,628)	-					(1,628)	-
Collection on Janus note receivable	-	4,034					-	4,034
Net change in restricted cash	(1,087)	40			(1,087)	40
Net cash (used) provided by financing activities	(1,456)	5,585	-	-	2,167	6,925	(3,623)	(1,340)
Effect of foreign exchange rate changes on cash	113	(369)					113	(369)
Net increase (decrease) in cash	121	(1,136)	-	-	(1,274)	147	1,395	(1,283)
Cash and cash equivalents at beginning of period	18,072	30,185			15,077	26,327	2,995	3,858

Cash and cash equivalents at end of period	$18,193	$29,049	$-	$-	$13,803	$26,474	$4,390	$2,575

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., are referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and provisions to effect a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") of Congoleum Corporation ("Congoleum"), a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2009.  For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note A - Basis of Presentation (continued)

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003 in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court").  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $92.3 million and $89.6 million in excess of the value of ABI’s investment in Congoleum at June 30, 2009 and December 31, 2008, respectively.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded.  Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that its ownership interests in Congoleum will be cancelled, at which time ABI would no longer include Congoleum's results in the consolidated results of the Company.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum (and its debtor subsidiaries), which may be more meaningful for certain analyses.

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

Note A - Basis of Presentation (continued)

The consolidated financial statements of American Biltrite Inc. have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should American Biltrite or Congoleum be unable to continue as a going concern.  At December 31, 2008, there was substantial doubt about American Biltrite’s ability to continue as a going concern unless it was successful in obtaining replacement financing.  As described in Note D, the Company was successful in obtaining replacement financing in June 2009.  In light of Congoleum’s substantial asbestos liabilities (see Note I), there is substantial doubt about Congoleum’s ability to continue as a going concern unless it timely obtains relief from those liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

Recently Issued Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position, operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS No. 165 did not have a material effect on the Company’s financial condition or results of operations.  There were no events subsequent to June 30, 2009 and through our financial statement issuance date of August 13, 2009 requiring disclosure in accordance with SFAS No. 165.

Note A - Basis of Presentation (continued)

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

Note B - Inventories

Inventories at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Finished goods	$46,924	$56,262
Work-in-process	10,700	10,847
Raw materials and supplies	9,661	11,973

	$67,285	$79,082

Note C – Accrued Expenses

Accrued expenses at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Accrued advertising and sales promotions	$14,633	$17,625
Employee compensation and related benefits	7,166	7,124
Interest	8	-
Environmental matters	993	815
Royalties	577	959
Income taxes	435	371
Other	6,268	4,986

	$30,080	$31,880

See Note F for Liabilities Subject to Compromise.

Note D – Financing Arrangements

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Wachovia Bank, National Association ("Wachovia") pursuant to a loan and security agreement (the "Credit Agreement").  The Credit Agreement was entered into on June 30, 2009, and initial borrowings on the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) a $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver.  The Revolver expires on June 30, 2012.  The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company's obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries.  At June 30, 2009, the Company had $16.1 million and $8.0 million outstanding on its Revolver and Term Loan, respectively.

Note D – Financing Arrangements (continued)

Interest is payable monthly on borrowings under the Credit Agreement at rates based on a base interest rate plus an applicable margin for each type of loan, which varies depending on whether the loan is based on U.S., Canadian, or Eurodollar rate loans and which ranges from an applicable rate of two hundred basis points over U.S. and Canadian base rates to four hundred basis points over Eurodollar base rates for revolving debt loans and three hundred basis points over U.S. base rates and five hundred basis points over Eurodollar base rates for the Term Loan.  The Credit Agreement charges the Company a monthly unused borrowing line fee, at a rate equal to five-eighths of one percent (0.625%) per annum.  In addition, the Credit Agreement imposes a monthly letter of credit fee equal to four percent (4%) per annum for unused letter of credit availability.

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates.  The Credit Agreement requires the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum fixed charge coverage ratio that increases from 0.8:1.0 to 1.0:1.0 over the term of the Credit Agreement.  The Credit Agreement also requires that the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under, and for the periods specified in, the Credit Agreement.  The Company currently anticipates it will be able to comply with these covenants.  However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement to address failures to satisfy covenants under that prior credit agreement, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result.  There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

Any waivers, amendments and/or replacement financing, if obtained, could result in significant cost to the Company.  If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the Revolver and require the Company to repay all amounts outstanding under the Credit Agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Note D – Financing Arrangements (continued)

On June 30, 2009, the Company also entered into accounts receivable financing agreements (the “FGI Financing Agreements”) with Faunus Group International (“FGI”).  Under the terms of the FGI Financing Agreements, the Company may offer to sell certain of its foreign accounts receivable to FGI during the term of the FGI Financing Agreements, up to a maximum amount outstanding at any time of $4.0 million in net amounts funded based upon an 80% advance rate. The Company will pay FGI a monthly collateral management fee equal to 0.66% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.0% or (ii) 2.5% above FGI’s prime rate. The Company is obligated to maintain an average balance of net funded amounts of $1.2 million (or pay fees based on such a minimum), and FGI has the right to decline to purchase any accounts.

The FGI Financing Agreement is for a term of 36 months and automatically renews for additional one year terms unless either party gives notice of non-renewal.  In addition, FGI may terminate the agreement upon a default by the Company.  The Company may terminate the agreement at any time by paying a $120 thousand termination fee.  The termination fee is not payable upon a termination by FGI or upon non-renewal.  At June 30, 2009, the Company had not factored any accounts receivable and, consequently, no amounts were due to FGI.

Note E – Other Liabilities

Other Liabilities at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Pension benefits	$8,732	$8,185
Environmental remediation and product related liabilities	4,454	4,454
Income taxes payable	394	394
Deferred income taxes	90	131
Other	3,462	3,637

	$17,132	$16,801

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

Liabilities subject to compromise at June 30, 2009 and December 31, 2008 and included in ABI’s consolidated balance sheet at each such date were as follows (in thousands):

	June 30, 2009	December 31, 2008
Current liability
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	38,508	37,022
Other post-retirement benefit obligation	11,209	10,938
Pre-petition other liabilities	13,505	13,543
	163,222	161,503
Elimination – Payable to American Biltrite	(109)	(117)
Total non-current liability	163,113	161,386

Total liabilities subject to compromise	$168,110	$166,383

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

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009		2008
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$494	$57	$642	$56
Interest cost	1,646	161	1,652	144
Expected return on plan assets	(1,192)	-	(1,719)	-
Recognized net actuarial loss	1,102	16	384	15
Amortization of prior service cost	27	-	31	-

Net periodic benefit cost	$2,077	$234	$990	$215

	Six Months Ended June 30,
	2009		2008
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$988	$114	$1,284	$112
Interest cost	3,291	322	3,304	288
Expected return on plan assets	(2,383)	-	(3,438)	-
Recognized net actuarial loss	2,204	32	768	30
Amortization of prior service cost	54	-	62	-

Net periodic benefit cost	$4,154	$468	$1,980	$430

Note G – Pension Plans (continued)

The weighted average assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 were as follows:

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

Note H - Commitments and Contingencies (continued)

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,257 pending claims involving approximately 1,812 individuals as of June 30, 2009.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to ABI's asbestos claims is as follows:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Beginning claims	1,269	1,360
New claims	113	356
Settlements	(11)	(13)
Dismissals	(114)	(434)

Ending claims	1,257	1,269

The total indemnity costs incurred to settle claims during the six months ended June 30, 2009 and the year ended December 31, 2008 were $3.0 million and $0.9 million, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs.  ABI has first-layer excess umbrella policies with several insurers, which include coverage for the Company’s asbestos related liabilities (the “Umbrella Coverage”).

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

Note H - Commitments and Contingencies (continued)

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

The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend against and strategically settle those claims on a case-by-case basis.  Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  Changes in these factors could have a material impact on the Company’s liability.  For example, it is estimated that a 1 percentage point increase in the Company’s acceptance rate of mesothelioma claims results in a 21% increase in mesothelioma liability assuming all other variables remained constant.

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2014 was $13.6 million to $44.0 million as of December 31, 2008.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $13.6 million as of June 30, 3009 in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $13.5 million as of June 30, 2009, which has been included in

Note H - Commitments and Contingencies (continued)

other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include terms of the Umbrella Coverage and additional excess liability insurance policies, the allocation of costs to those policies as applicable, and the financial viability of some of the insurance companies.  These amounts were based on currently known facts by ABI and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Company disclosed various legal proceedings.  Material developments relating to those matters during the six month period ended on June 30, 2009 include those mentioned in the immediately following paragraphs.

Additional potential remediation costs have been identified related to the Olin Corporation site in Wilmington, Massachusetts (the “Olin Site”) and the Parcel A site owned by Miller Industries, Inc., in Lisbon Falls, Maine (the “Lisbon Falls Site”).  At the Olin Site, potential additional remediation costs of approximately $750 thousand had been identified at March 31, 2009 of which ABI’s estimated share would be approximately $163 thousand. In addition, the United States Environmental Protection Agency has indicated that it will be sending an invoice for annual oversight costs to Olin in the third quarter for approximately $200 thousand more than the Company had budgeted.  As of June  30, 2009, ABI has estimated its potential liability to Olin to be in the range of $4.1 million to $10.9 million after allocation for the annual reimbursement of $100 thousand for Olin’s internal costs and before any recovery from insurance and The Biltrite Corporation ("TBC").  Under a preexisting agreement between ABI and TBC, TBC is liable for 37.5% of these costs incurred by ABI.  These costs are expected to be paid out over approximately ten years.

Note H - Commitments and Contingencies (continued)

At the Lisbon Falls Site, the cost of site investigation, remediation, maintenance and monitoring was estimated at December 31, 2008 to be between $1.3 million and $2.3 million.  The estimate had been revised as of March 31, 2009 by an environmental consultant to $2.0 million to $3.0 million because additional remediation may be necessary. Pursuant to ABI’s pre-existing agreement with TBC, TBC is liable for 37.5% of costs ABI incurs in connection with the Lisbon Falls Site.  Because there are other parties potentially responsible for the remediation costs and no cost allocation has been agreed upon, ABI’s estimated liability with regard to the Lisbon Falls Site is subject to future negotiation with the current owner of the property.

The Company entered into an administrative consent order with the New Jersey Department of Environmental Protection ( the NJDEP”) in 1993 under which the Company agreed to provide a remediation funding source for an environmental matter at a Company plant in New Jersey. Congoleum subsequently assumed that liability for the clean-up of the site as part of the Joint Venture Agreement between American Biltrite and Congoleum in 1993 but the NJDEP still holds the Company primarily liable.  The Company in prior years was able to provide a self guarantee to the NJDEP. In 2009, the Company was not able to qualify for a self-guarantee and thus the Company entered into a Remediation Trust Fund Agreement with Wells Fargo Bank whereby the Company funded the trust contemplated by that agreement with $348 thousand as financial assurance to the NJDEP to complete the remediation in the event that Congoleum and American Biltrite fail to perform the remediation at the New Jersey Site.  As of June 30, 2009, the funded amount was included in other non-current assets.

There have been no other material developments relating to the environmental sites or the other environmental matters described in ABI's Annual Report on Form 10-K during the six month period ended June 30, 2009.

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

Note H - Commitments and Contingencies (continued)

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

Congoleum also accrues remediation costs for certain of Congoleum’s owned facilities on an undiscounted basis.  Congoleum has entered into an administrative consent order with the New Jersey Department of Environmental Protection and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  Estimated total clean-up costs of $1.3 million for Congoleum’s expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies.  Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise in ABI’s consolidated balance sheet as of June 30, 2009 and December 31, 2008.

Note H - Commitments and Contingencies (continued)

At June 30, 2009 and December 31, 2008, Congoleum recorded a total of $4.4 million for estimated environmental liabilities, which liabilities were not reduced by the amount of expected insurance recoveries.  At June 30, 2009 and December 31, 2008, such estimated insurance recoveries are approximately $2.1 million.  Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance assets for environmental matters are collectible from a single carrier.

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

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

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

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

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

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

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

On July 30, 2009, certain insurers filed summary judgment motions in the ongoing New Jersey state court coverage litigation seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that are the subject of the Claimant Agreement, the Amended Joint Plan or any other agreement for which the insurers’ consent was not procured.  The insurers may take the position that their motions impact all present and future asbestos claims.  Congoleum intends to oppose these motions.  Oral argument on the motions is scheduled for September 2009.

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

Note J – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the six months ended June 30, 2009 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non- Controlling Interests	Total Equity

December 31, 2008	$(46,784)	$835	$(45,949)
Net loss for the six months ended June 30, 2009	(7,654)	(2,318)	(9,972)
Stock compensation expense	106	—	106
Foreign currency translation adjustments	906	—	906

June 30, 2009	$(53,426)	$(1,483)	$(54,909)

Note J – Stockholders’ (Deficit) Equity (continued)

American Biltrite Inc. owns 55.04% of Congoleum’s Class A common stock.  The majority of the noncontrolling interests recorded in American Biltrite’s consolidated financial statements represent the 44.96% of Congoleum’s stockholders other than American Biltrite Inc.  Prior to January 1, 2009, in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements, American Biltrite Inc. reported in its consolidated results 100% of Congoleum’s losses from the period Congoleum incurred a deficit in earnings during 2002 through December 31, 2008.  Under SFAS No. 160, 44.96% of Congoleum’s income or loss is attributed to the noncontrolling interests even if the attribution of a loss results in a negative balance.  The effect of the change in attributing earnings or losses has a significant impact on the consolidated results reported by American Biltrite Inc.  Had the Company not adopted SFAS 160 on January 1, 2009, the pro forma consolidated net loss reported by American Biltrite Inc. and the consolidated loss per share for the six months ended June 30, 2009 would have been $10.0 million and $2.90 per share (basic and diluted), respectively. The pro forma consolidated stockholders’ deficit would have been $55.7 million as of June 30, 2009.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(2,157)	$(70)	$(7,654)	$902
Foreign currency translation adjustments	1,090	243	906	(240)

Total comprehensive (loss) income	$(1,067)	$173	$(6,748)	$662

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

Net sales by segment for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales to external customers:
Flooring products	$39,350	$47,166	$69,456	$94,863
Tape products	19,264	26,042	35,733	48,485
Jewelry	11,434	12,709	22,999	24,456
Canadian division	11,274	15,322	23,195	29,192
Total net sales to external customers	81,322	101,239	151,383	196,996
Intersegment net sales:
Flooring products	-	-	-	-
Tape products	-	-	-	-
Jewelry	-	-	-	-
Canadian division	464	995	1,264	2,216
Total intersegment net sales	464	995	1,264	2,216
Reconciling items	-	-	-	-
Intersegment net sales	(464)	(995)	(1,264)	(2,216)

Total consolidated net sales	$81,322	$101,239	$151,383	$196,996

Note M - Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit and noncontrolling interests.  Profit (loss) by segment for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment profit (loss)
Flooring products	$(944)	$365	$(5,036)	$2,973
Tape products	(1,153)	(642)	(3,686)	(231)
Jewelry	105	(625)	(733)	(1,956)
Canadian division	(124)	454	(49)	556
Total segment profit	(2,116)	(448)	(9,504)	1,342
Reconciling items
Corporate expenses	(454)	(105)	(529)	(452)
Intercompany profit	13	(6)	29	2
Total consolidated (loss) income before income taxes and other items	$(2,557)	$(559)	$(10,004)	$892

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

	June 30, 2009	December 31, 2008
Segment assets
Flooring products	$163,860	$171,867
Tape products	49,924	48,115
Jewelry	19,975	24,038
Canadian division	33,813	29,866
Total segment assets	267,572	273,886
Reconciling items
Corporate items	25,206	35,948
Intersegment accounts receivable	(7,827)	(14,626)
Intersegment profit in inventory	(61)	(90)
Intersegment other asset	(109)	(117)

Consolidated assets	$284,781	$295,001

Note N – Sale of Property

In April 2006, the Company completed the sale of a building and land owned by the Company’s former subsidiary Janus Flooring Corporation, a discontinued operation.  The building and land were sold for $5.0 million Canadian dollars ("C$").  The Company received C$1.0 million in cash and a C$4.0 million note.  The note was paid in full in May 2008, and the Company recognized a gain of approximately C$1.0 million on the sale of the building and land during the second quarter of 2008.  The gain has been recorded as a gain from the discontinued operation.

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

In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels and have recently increased.  The volatile and high raw material and energy costs have negatively impacted the Company's and Congoleum's businesses and operating results.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

On July 30, 2009, certain insurers filed summary judgment motions in the ongoing New Jersey state court coverage litigation seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that are the subject of the Claimant Agreement, the Amended Joint Plan or any other agreement for which the insurers’ consent was not procured.  The insurers may take the position that their motions impact all present and future asbestos claims.  Congoleum intends to oppose these motions.  Oral argument on the motions is scheduled for September 2009.

ABI has certain intercompany claims against and arrangements with Congoleum.  The Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum, which would be effective when the Amended Joint Plan took effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC and ABI.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on the earlier of (a) the effective date of a plan of reorganization for Congoleum, following a final order of confirmation, or (b) March 31, 2010, unless renewed.  In addition, under the terms of the Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI's contribution to Congoleum in 1993 of ABI's tile division, and the joint venture agreement itself, would have been deemed rejected and disallowed upon the effective date of the Amended Joint Plan, and therefore eliminated.  The Amended Joint Plan's rejection and disallowance of the joint venture agreement and ABI’s claims thereunder included any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum's Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Amended Joint Plan became effective.  If the appeal of the Order of Dismissal were not successful, it is uncertain what would become of ABI’s and its nondebtor subsidiaries’ claims against and relationships with Congoleum, although ABI expects that those claims and relationships could be adversely affected and could even be rendered worthless.  In addition, there can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum.  Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI's claims and interests and other business relationships with reorganized Congoleum.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
	(In thousands)

Net sales	$41,972		$54,073		$81,927		$102,133
Cost of sales	32,278		40,800		62,788		76,869
Gross profit	9,694	23.1%	13,273	24.5%	19,139	23.4%	25,264	24.7%
Selling, general & administrative expenses	11,662	27.8%	14,338	26.5%	23,922	29.2%	27,595	27.0%
Operating loss	(1,968)		(1,065)		(4,783)		(2,331)

Interest expense, net	(211)		(463)		(443)		(951)
Other income, net	553		611		229		1,200
Loss before taxes and other items	(1,626)		(917)		(4,997)		(2,082)
Provision for income taxes	21		410		(47)		-
Noncontrolling interests	(3)		27		47		67
Loss from continuing operations	(1,650)		(1,300)		(4,903)		(2,015)
Discontinued operation	-		1,025		-		1,025

Net loss	$(1,650)		$(275)		$(4,903)		$(990)

Net sales in the second quarter of 2009 were $42.0 million compared to $54.1 million in the second quarter of 2008, a decrease of $12.1 million or 22.4%.  Tape division sales declined by $6.8 million or 26.0% in the second quarter of 2009 as compared to the second quarter of 2008 as economic conditions adversely affected all Tape division product lines globally, with the greatest percentage decreases in sales of transfer paper used in the sign and graphics industry and electrical tapes.  Canadian division sales declined $4.6 million or 28.1% in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to lower demand for industrial rubber products in the second quarter of 2009 versus the 2008 comparable period.  Jewelry sales declined $1.3 million or 10.0% in the second quarter of 2009 as compared to sales during the second quarter of 2008 due to lower sales through department stores, mid-tier retailers, and mass merchandisers.

Net sales for the six months ended June 30, 2009 were $81.9 million compared to $102. million for the same period in 2008, a decrease of $20.2 million or 19.8%.  Tape division sales in the first half of 2009 were down $12.8 million or 26.3% from the first half of 2008, with the largest declines occurring in sales of transfer paper used in the sign and graphics industry, protective films for the appliance and metals industry and electrical tapes.  Canadian sales declined $6.9 million or 22.1% primarily due to the currency translation effect of the lower value of the Canadian dollar as well as lower demand for industrial rubber.  Jewelry sales declined $1.5 million or 6.0% primarily due to lower sales through department stores, mid-tier retailers and mass merchandisers.

Gross profit margin percentage decreased from 24.5% of net sales for the second quarter of 2008 to 23.4% of net sales for the second quarter of 2009.  Gross margins as a percent of net sales in the Tape business declined by 2.9 percentage points primarily due to lower production volume available to absorb fixed factory overhead, reflecting both lower end demand and the Tape business’s own inventory reductions.  Canadian gross margins declined by 0.8 percentage points due to the effect of lower production volumes, partly offset by a more profitable sales mix in flooring.  Jewelry gross margins were essentially level with year earlier levels (up 0.1 percentage points) as pricing pressure from retailers has offset cost concessions from suppliers.

Gross profit margin percentage for the six months ended June 30, 2009 was 23.4% of net sales compared to 24.7% for the first six months of 2008.  Tape division gross margins declined from 22.3% of net sales to 19.9% due to lower production volumes.  Canadian gross margins were unchanged as price increases offset the unfavorable impact of lower volume.  Margins in the Jewelry business declined 1.9 percentage points due to a less profitable product and sales channel mix.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended June 30, 2009 and 2008 would have been 22.5% and 23.9%, respectively.  The gross profit margins for the six months ended June 30, 2009 and 2008 would have been 22.8% and 24.1%, respectively.

SG&A expenses in the second quarter of 2009 decreased by $2.7 million or 18.7% compared to the second quarter of 2008 primarily as a result of headcount and expense reductions at all locations, partly offset by increases in pension expense resulting from market value declines in pension fund assets and use of a lower discount rate on projected liabilities.  For the six months ended June 30, 2009, SG&A expenses decreased by $3.7 million or 13.3% from the year earlier period. SG&A expenses in the first quarter of 2008 included a $1.2 million insurance recovery.  Excluding this recovery, SG&A expenses decreased by $4.9 million or 16.9% in the first half of 2009 compared to the first half of 2008, for the same reasons as the decrease in the second quarter of 2009 from 2008.

Net interest expense for the quarter and six months ended June 30, of 2009 was lower than the comparable periods of 2008 primarily due to a lower weighted average effective interest rate on the Company’s borrowings, as well as lower average borrowings outstanding.

The effective tax rate was minimal in the first quarter and first six months of 2009.  The Company’s losses were not reduced for any future tax benefits due to uncertainty in the Company’s ability to generate sufficient taxable income in future periods to realize tax benefits from current year losses.

Other (expense) income for the first half of 2009 decreased by $1.0 million from the first half of 2008 due to a $1.1 million unfavorable change in the effect of currency translation at the Tape operation.

Congoleum

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
	(In thousands)

Net sales	$39,350		$47,166		$69,456		$94,863
Cost of sales	32,859		37,277		58,819		74,101
Gross profit	6,491	16.5%	9,889	21.0%	10,637	15.3%	20,762	21.9%
Selling, general & administrative expenses	7,449	18.9%	9,238	19.6%	15,699	22.9%	18,370	19.4%
Operating (loss) income	(958)		651		(5,062)		2,392
Interest income (expense), net	(99)		64		(205)		995
Other income (expense), net	113		(350)		231		(414)
(Loss) income before taxes	(944)		365		(5,036)		2,973
Provision for income taxes	-		153		15		1,082

Net (loss) income	$(944)		$212		$(5,051)		$1,891

Net sales for the three months ended June 30, 2009 were $39.4 million as compared to $47.2 million for the three months ended June 30, 2008, a decrease of $7.8 million or 17% on net sales. The decrease is attributable to continued weakness in the manufactured housing and recreational vehicle industry coupled with soft new residential construction and remodeling activity.

Net sales for the six months ended June 30, 2009 were $69.5 million as compared to $94.9 million for the six months ended June 30, 2008, a decrease of $25.4 million or 26.8%.  The decrease is attributable to substantially the same factors impacting the decline in second quarter sales described above.

Gross profit for the three months ended June 30, 2009 totaled $6.5 million, or 16.5% of net sales, compared to $9.9 million, or 21.0% of net sales, for the same period last year. The decrease in gross profit dollars reflects the lower sales levels while the reduced gross profit margin percentage reflects the impact of lower production volumes over which to spread fixed manufacturing overhead, partially mitigated by cost reductions enacted.

Gross profit for the six months ended June 30, 2009 totaled $10.6 million, or 15.3% of net sales, compared to $20.8 million, or 21.9% of net sales, for the same period last year. The decrease in gross profit dollars reflects the lower sales levels, with the decline in gross profit margins reflecting lower production volume over which to spread fixed manufacturing overhead, partially offset by improved plant efficiencies and manufacturing cost reductions, including workforce eliminations.

Selling, general and administrative expenses were $7.4 million for the three months ended June 30, 2009 as compared to $9.2 million for the three months ended June 30, 2008, a decrease of $1.8 million. The decrease reflects cost reduction measures enacted during the first quarter including headcount and expense reductions.

Selling, general and administrative expenses were $15.7 million for the six months ended June 30, 2009 compared to $18.4 million for the six months ended June 30, 2008, a decrease of $2.7 million. Cost reduction measures instituted during the first quarter of 2009 substantially accounted for most of the decrease, partially offset by a severance charge of $0.5 million for the workforce reductions enacted.

Loss from operations totaled $1.0 million for the three months ended June 30, 2009 compared to income of $212 thousand for three months ended June 30, 2008, reflecting lower sales and gross margins, partially offset by lower operating expenses. Loss from operations was $5.1 million for the six months ended June 30, 2009 compared to income from operations of $2.4 million for the six months ended June 30, 2008, reflecting lower sales and gross margins, partially offset by the reduced selling, general and administrative expenses.

There was no provision for income taxes for the three months ended June 30, 2009.   The full year effective tax rate is expected to approximate 34%. Congoleum recorded a $15 thousand provision for income taxes for the six months ended June 30, 2009.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash and cash equivalents increased $1.4 million in the six months ended June 30, 2009 to $4.4 million. Working capital at June 30, 2009 was $26.2 million compared to $24.8 million at December 31, 2008.  The ratio of current assets to current liabilities at June 30, 2009 was 1.61 compared to 1.51 at December 31, 2008.  Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2009, compared to cash provided by operating activities of $1.2 million for the six months ended June 30, 2008.

Capital expenditures in the first six months of 2009 were $1.4 million compared to $770 thousand for the first six months of 2008.  It is currently anticipated that capital spending for the full year 2009 will be approximately $2.5 million.

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

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the "Revolver") and the term loan ("Term Loan") it has with Wachovia Bank , National Association ("Wachovia") pursuant to a loan and security agreement (the "Credit Agreement").  The Credit Agreement was entered into on June 30, 2009, and initial borrowings on the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) a $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company's obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries.  At June 30, 2009, the Company had $16.1 million and $8.0 million outstanding on its Revolver and Term Loan, respectively.

The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015.  All indebtedness under the Credit Agreement, other than the Term Loan, matures on June 30, 2012.

Interest is payable monthly on borrowings under the Credit Agreement at rates based on a base interest rate plus an applicable margin for each type of loan, which varies depending on whether the loan is based on U.S., Canadian, or Eurodollar rate loans and which ranges from an applicable rate of two hundred basis points over U.S. and Canadian base rates to four hundred basis points over Eurodollar base rates for revolving debt loans and three hundred basis points over U.S. base rates and five hundred basis points over Eurodollar base rates for the Term Loan.  The Credit Agreement charges the Company a monthly unused borrowing line fee, at a rate equal to five-eighths of one percent (0.625%) per annum.  In addition, the Credit Agreement imposes a monthly letter of credit fee equal to four percent (4%) per annum for unused letter of credit availability.

Pursuant to the Credit Agreement, payments on the Company's accounts receivable will be deposited in accounts assigned by the Company and the other borrowers to Wachovia and the funds in that account may used by Wachovia to pay down outstanding borrowings under the Credit Agreement.

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates.  The Credit Agreement requires the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum fixed charge coverage ratio that increases from 0.8:1.0 to 1.0:1.0 over the term of the Credit Agreement.  The Credit Agreement also requires that the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under, and for the periods specified in, the Credit Agreement.  The Company currently anticipates it will be able to comply with these covenants.  However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement to address failures to satisfy covenants under that prior credit agreement, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result.  There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

Any waivers, amendments and/or replacement financing, if obtained, could result in significant cost to the Company.  If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the Revolver and require the Company to repay all amounts outstanding under the Credit Agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 30, 2009, the Company also entered into accounts receivable financing agreements (the “FGI Financing Agreements”) with Faunus Group International (“FGI”).  Under the terms of the FGI Financing Agreements, the Company may offer to sell certain of its foreign accounts receivable to FGI during the term of the FGI Financing Agreements, up to a maximum amount outstanding at any time of $4.0 million in net amounts funded based upon an 80% advance rate. The Company will pay FGI a monthly collateral management fee equal to 0.66% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.0% or (ii) 2.5% above FGI’s prime rate. The Company is obligated to maintain an average balance of net funded amounts of $1.2 million (or pay fees based on such a minimum), and FGI has the right to decline to purchase any accounts.

The FGI Financing Agreement is for a term of 36 months and automatically renews for additional one year terms unless either party gives notice of non-renewal.  In addition, FGI may terminate the agreement upon a default by the Company.  The Company may terminate the agreement at any time by paying a $120 thousand termination fee.  The termination fee is not payable upon a termination by FGI or upon non-renewal.

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

The Company has not declared a dividend subsequent to the third quarter of 2003.  The Credit Agreement generally prohibits the Company from paying cash dividends to its stockholders. Therefore, so long as the Credit Agreement remains outstanding, the Company would need to obtain the consent of the lenders under the Credit Agreement to pay dividends to its stockholders in the future.  In addition to this need for lender consent, any determination to pay future dividends would be made by the Company's Board of Directors based upon, among other considerations, the financial performance and capital requirements of the Company, as well as market conditions..

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code.  See Notes A and I of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum’s bankruptcy proceedings.  These matters continue to have a material adverse impact on Congoleum’s liquidity and capital resources.  During the first six months of 2009, Congoleum paid $4.2 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the state court insurance coverage action.  Furthermore, at June 30, 2009, Congoleum had incurred but not paid approximately $7.7 million in additional fees and expenses for services rendered through that date in connection with these matters.

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

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2009, were $13.8 million, a decrease of $1.3 million from December 31, 2008.  Restricted cash of $30.8 million at June 30, 2009 consists of insurance settlement proceeds, the disposition of which is subject to court order.   Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code.  Net working capital was a negative $1.6 million at June 30, 2009 and December 31, 2008.  The ratio of current assets to current liabilities was 1.0 to 1.0 at June 30, 2009 and December 31, 2008.  Net cash used in operations during the six months ended June 30, 2009 was $1.9 million, as compared to $5.3 million during the six months ended June 30, 2008.

Capital expenditures for the six months ended June 30, 2009 totaled $1.5 million.  Congoleum is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3.0 million and $5.0 million in 2010, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective.    Total borrowing under the facility may not exceed $30.0 million.  Interest is based on 0.25% above the prime rate.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). In connection with the amendment and extension of the agreement during 2008, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008.  Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month.  The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate.  A fee of $30 thousand was paid in connection with the waiver and amendment.  Borrowings under this facility are collateralized by inventory and receivables.  At June 30, 2009, based on the level of receivables and inventory, $21.5 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $17.2 million was utilized by the revolving loan.   During the second quarter of 2009 Congoleum received an extension on the existing financing facility to December 31, 2009.  A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month.

There can also be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  Congoleum was in compliance with the terms of the debtor-in-possession financing at June 30, 2009, as the excess borrowing availability it maintained under the revolving line of credit, exceeded the threshold required to test EBITDA.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 while under Chapter 11 protection.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum.  Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note H to the Unaudited Consolidating Condensed Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions. Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect.  There can be no assurances that the costs of any future government regulations could be passed along to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

As more fully set forth in Notes A and I of the Notes to Unaudited Consolidating Condensed Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  An amended joint plan of reorganization for Congoleum proposed by the Asbestos Claimants’ Committee, the Bondholders’ Committee and Congoleum was filed in the Bankruptcy Court, which plan is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Amended Joint Plan."  While Congoleum believed that the Amended Joint Plan had sufficient creditor support to be confirmed, the Bankruptcy Court recently issued an opinion denying confirmation of the Amended Joint Plan and ordering Congoleum’s bankruptcy case be dismissed (which is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Order of Dismissal").  That order is being appealed with the United States District Court for the District of New Jersey and the Bankruptcy Court has granted a stay of its Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.  There can be no assurance that the appeal of the Order of Dismissal to the United States District Court for the District of New Jersey or any other court which may be appealed to will be successful or that the Bankruptcy Court will not subsequently vacate its grant of a stay of its Order of Dismissal.  If the appeal is not successful,

Congoleum’s bankruptcy case could be dismissed, resulting in Congoleum no longer benefiting from the protection from creditor claims currently afforded to it by the Chapter 11 case and the Bankruptcy Code.  Further, as indicated in the Order of Dismissal, Congoleum’s ability to refile another bankruptcy petition may be limited, which could result in Congoleum having to attempt to conduct its business and operations outside of the protections of the Bankruptcy Code, including attempting to defend against, satisfy or defray its creditor claims, such as its substantial asbestos liabilities and its Senior Notes, and continued litigation against its insurers to attempt to obtain insurance coverage for Congoleum’s asbestos liabilities.  It is unclear what effect the Order of Dismissal, the stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal and the continued litigation may have on Congoleum’s business and operations, including with regard to its relationships with its vendors, suppliers, customers, lenders and other constituencies.

Under the terms of the Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

ABI has certain intercompany claims against and arrangements with Congoleum.  The Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum, which would be effective when the Amended Joint Plan took effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the official asbestos claimants' committee and ABI.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire the earlier of (a) the effective date of a plan of reorganization for Congoleum, following a final order of confirmation, or (b) March 31, 2010, unless renewed.  In addition, under the terms of the Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI's contribution to Congoleum in 1993 of ABI's tile division, and the joint venture agreement itself, would have been deemed rejected and disallowed upon the effective date of the Amended Joint Plan, and therefore eliminated.  The Amended Joint Plan's rejection and disallowance of the joint venture agreement and ABI’s claims thereunder included any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum's Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Amended Joint Plan became effective.  If the appeal of the Order of Dismissal were denied, it is uncertain what would become of ABI’s and its nondebtor subsidiaries’ claims against and relationships with Congoleum, although ABI expects that those claims and relationships could be adversely affected and could even be rendered worthless.  In addition, there can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum.  Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI's claims and interests and other business relationships with reorganized Congoleum.

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

Any plan of reorganization proposed for Congoleum will be subject to numerous conditions, approvals and other requirements, including the receipt of necessary creditor, claimant and court approvals.  Certain insurers have contested the reorganization plans previously filed by Congoleum in the Bankruptcy Court and Congoleum is involved in ongoing litigation against its insurers in a state court coverage action.  On July 30, 2009, certain insurers filed summary judgment motions in the ongoing New Jersey state court coverage litigation seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that are the subject of the Claimant Agreement, the Amended Joint Plan or any other agreement for which the insurers’ consent was not procured.  The insurers may take the position that their motions impact all present and future asbestos claims.  Congoleum intends to oppose these motions.  Oral argument on the motions is scheduled for September 2009.  If the insurers are successful in contesting the appeal of the Order of Dismissal, any future reorganization plan or in denying coverage under the insurance policies, such reorganization plan may not become effective.  Further, even if the insurers are not successful in contesting the appeal of the Order of Dismissal, any future plan that may be proposed or in denying coverage under the insurance policies, Congoleum may be required to incur significant time and expense litigating against the insurers, which could further delay any confirmation or effectiveness of any reorganization plan.  In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well as the bankruptcy proceedings generally.  In addition, for a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain.  Moreover, the failure of any lender under any credit facility Congoleum may have or obtain to fund requests for borrowings by Congoleum could negatively impact Congoleum's business, results of operations or financial condition and its chances of obtaining confirmation of any plan of reorganization.

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

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum.  Agreements for these current intercompany arrangements expire on the earlier of (a) the effective date of a plan of reorganization for Congoleum, following a final order of confirmation, or (b) March 31, 2010, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first.  It is not known whether ABI, Congoleum and the other parties in interest will agree to extend the term of these arrangements, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be.  The terms of the Amended Joint Plan provided for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Amended Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Amended Joint Plan.  The Amended Joint Plan provided that the new agreement would be in form and substance mutually agreeable to the Bondholders' Committee, the Asbestos Claimants’ Committee and ABI.  Pursuant to that new agreement, ABI's current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI's current president and chief operating officer during normal working hours and on an annual basis, and ABI's current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis.  Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum or otherwise could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

The Company relies on debt financing to fund its business, operations and working capital needs, it has had to amend its debt agreements in the past in order to avoid being in default of those agreements and may have to do so again in the future, and the Company's ability to obtain additional financing may be limited.

The Company relies on debt financing to fund its business, operations and working capital needs, including borrowings under its Credit Agreement with Wachovia, which agreement is further discussed under "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report on Form 10-Q.  If the Company is not able to generate sufficient cash flows from its operations as a result of the current and forecasted economic slowdown or recession in the United States or otherwise, it may have greater reliance on the availability of borrowings under its credit facilities.

The Company's debt agreements contain financial and other covenants which the Company must comply with.  In the past, the Company has had to amend its debt agreements in order to avoid being in default of those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  Although the Company currently anticipates it will be able to comply with its covenants under its debt agreements, due to economic or other conditions or reasons, the Company may in the future fail to comply with its covenants.  If that were to occur, the Company would likely need to obtain a waiver of such covenant breach from the lenders or enter into an amendment to the debt agreement to address the covenant breach.  There can be no assurance that the Company would be successful in obtaining any such waiver or entering into any such amendment.

If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the revolving credit facility and require the Company to repay all amounts outstanding under the Credit Agreement.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, under the terms of the Credit Agreement, the Company's ability to obtain additional debt financing is limited.  Moreover, since the Company and its subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited.  Further, the global credit markets have recently been experiencing substantial disruption, and as a result, credit has become more expensive and difficult to obtain, which would further limit the availability of any additional financing for the Company.

If a lender under the Company's credit facilities fails to fund a request by the Company to borrow money under a credit facility, the Company's business, results of operations or financial condition may be materially adversely affected.

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

The Company may not be able to maintain its listing with the NYSE Amex LLC.

On May 28, 2009, the Company received written notice from the NYSE Amex LLC (the "NYSE Amex") indicating that the Company does not meet certain of the continued listing standards of the NYSE Amex.  Specifically, the notice stated that the Company is not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, with stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years.  On or about June 29, 2009, the Company submitted a plan for compliance with the continued listing standards with the NYSE Amex.  This plan must be approved by the NYSE Amex in order for the Company to maintain its listing with the NYSE Amex.  As of the time of filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, the Company had not received notice from the NYSE Amex as to whether it approved the Company's plan.  There can be no assurance that the

Company will be able to maintain its listing.  If the Company's common stock is delisted, the market for the Company's common stock may be significantly adversely affected, including as a result of possible less liquidity which generally occurs for securities traded in the over-the-counter market as compared with securities traded on a national securities exchange, difficulty reselling shares at prices quoted in the market or at all, broader market fluctuations, and depressed share price.  In addition, a delisting may make it difficult for the Company to issue additional securities for financing or other purposes, or to otherwise arrange for any financing the Company may need in the future.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products.  Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier.  Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition.  The Company's majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications.  Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition.  The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials.  Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.  In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels and have recently increased.  The volatile and high raw material and energy costs have negatively impacted the Company’s and Congoleum’s business and operating results.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels and have recently increased.  The volatile and high raw material and energy costs have negatively impacted the Company's and Congoleum's businesses and operating results.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

The Company's majority-owned subsidiary Congoleum principally sells its products through distributors.  Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor would have a material adverse impact on the Company's consolidated results of operations.  Congoleum derives a significant percentage of its sales from two of its distributors.  These two distributors accounted for approximately 63% of Congoleum's net sales for the year ended December 31, 2008.

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

Item 3.  Defaults Upon Senior Securities

On August 3, 1998, Congoleum issued $100 million of its 8.625% Senior Notes due in August 2008 priced at 99.505% to yield 8.70%.  The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption.  The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of Congoleum’s Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million.  The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” as of June 30, 2009 (see Note F of the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).   During 2007, Congoleum reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders held on May 12, 2009, all director nominees were elected.

The three nominees who were elected as Class I directors will hold office until the annual meeting of stockholders to be held in 2012 and until their successors are duly elected and qualified.  The results of the vote for the election of those directors are set forth below.

Name	Number of Votes For	Number of Votes Withheld

Leo R. Breitman	3,101,464	56,309
Richard G. Marcus	2,898,396	259,377
Frederick H. Joseph	3,100,988	56,785

Item 5.  Other Information

On August 12, 2009, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2009.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.1.

Item 6.  Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1 III
Limited Waiver and Modification Agreement to Credit Agreement, dated as of May 15, 2009, by and among American Biltrite Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., the lenders to the agreement, Bank of America, N.A., as the domestic administrative agent and collateral agent, and Bank of America, N.A., acting through its Canada branch, as the Canadian administrative agent

10.1 IV
Loan and Security Agreement dated June 30, 2009, by and among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) LTD., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent and the other lenders from time to time party thereto

10.2 IV
Intercreditor and Lien Subordination Agreement dated June 30, 2009, among Wachovia Bank, National Association, as agent under Credit Agreement, Faunus Group International, Inc., American Biltrite Inc. and American Biltrite Far East, Inc.

10.3 IV	Receivables Finance Agreement dated June 30, 2009, by and between American Biltrite Far East, Inc. and Faunus Group International, Inc.

10.4 IV	Debt Purchase Agreement dated June 30, 2009, by and between American Biltrite Inc. and Faunus Group International, Inc.

10.5 V	Amendment to Business Relations Agreement, dated as of June 17, 2009, by and between American Biltrite Inc. and Congoleum Corporation

10.6 V	Seventh Amendment to Personal Service Agreement, dated as of June 17, 2009, by and between American Biltrite Inc. and Congoleum Corporation

10.7
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

Exhibit No.	Description

10.8	Amendment No. 12 to Ratification and Amendment Agreement and Amendment No. 14 to Loan and Security Agreement dated as of June 9, 2009

10.9	Forbearance Agreement dated August 7, 2009 between Wachovia Bank, National Association and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated August 12, 2009
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
Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed with the Securities and Exchange Commission on May 15, 2009

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: August 13, 2009	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1 III
Limited Waiver and Modification Agreement to Credit Agreement, dated as of May 15, 2009, by and among American Biltrite Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., the lenders to the agreement, Bank of America, N.A., as the domestic administrative agent and collateral agent, and Bank of America, N.A., acting through its Canada branch, as the Canadian administrative agent

10.1 IV
Loan and Security Agreement dated June 30, 2009, by and among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) LTD., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent and the other lenders from time to time party thereto

10.2 IV
Intercreditor and Lien Subordination Agreement dated June 30, 2009, among Wachovia Bank, National Association, as agent under Credit Agreement, Faunus Group International, Inc., American Biltrite Inc. and American Biltrite Far East, Inc.

10.3 IV	Receivables Finance Agreement dated June 30, 2009, by and between American Biltrite Far East, Inc. and Faunus Group International, Inc.

10.4 IV	Debt Purchase Agreement dated June 30, 2009, by and between American Biltrite Inc. and Faunus Group International, Inc.

10.5 V	Amendment to Business Relations Agreement, dated as of June 17, 2009, by and between American Biltrite Inc. and Congoleum Corporation

10.6 V	Seventh Amendment to Personal Service Agreement, dated as of June 17, 2009, by and between American Biltrite Inc. and Congoleum Corporation

10.7
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

Exhibit No.	Description

10.8	Amendment No. 12 to Ratification and Amendment Agreement and Amendment No. 14 to Loan and Security Agreement dated as of June 9, 2009

10.9	Forbearance Agreement dated August 7, 2009 between Wachovia Bank, National Association and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated August 12, 2009
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
Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed with the Securities and Exchange Commission on May 15, 2009

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009