Form 10-Q
period 2009-09-30
AMERICAN BILTRITE INC
filed 2009-11-13
CIK 4611

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2009	Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009

Common Stock	3,441,531 shares

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

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of September 30, 2009 (Unaudited) and December 31, 2008	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of September 30, 2009 (Unaudited) and December 31, 2008	2

		Consolidating Condensed Statements of Operations (Unaudited) For the Three Months Ended September 30, 2009 and 2008	3

		Consolidating Condensed Statements of Operations (Unaudited) For the Nine Months Ended September 30, 2009 and 2008	4

		Consolidating Condensed Statements of Cash Flows – Operating Activities (Unaudited) For the Nine Months Ended September 30, 2009 and 2008	5

		Consolidating Condensed Statements of Cash Flows – Investing & Financing Activities (Unaudited) For the Nine Months Ended September 30, 2009 and 2008	6

		Notes to Unaudited Consolidating Condensed Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 4T.	Controls and Procedures	46

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	47

	Item 1A.	Risk Factors	47

	Item 3.	Defaults Upon Senior Securities	58

	Item 5.	Defaults Other Information	58

	Item 6.	Exhibits	59

Signature			61

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,817	$18,072			$14,069	$15,077	$748	$2,995
Restricted cash	30,770	29,680			30,770	29,680
Short-term investments	2,400	-					2,400	-
Accounts receivable, net	41,014	36,627	$(454)	$(367)	16,078	13,789	25,390	23,205
Inventories	59,843	79,082	(50)	(89)	24,503	35,814	35,390	43,357
Taxes receivable	806	1,334					806	1,334
Prepaid expense & other current assets	6,804	6,406			3,570	3,922	3,234	2,484
Total current assets	156,454	171,201	(504)	(456)	88,990	98,282	67,968	73,375

Property, plant & equipment, net	82,854	88,466			51,205	56,520	31,649	31,946

Other assets:
Insurance for asbestos-related liabilities	13,509	13,509					13,509	13,509
Other assets	24,565	21,825	(109)	(117)	17,065	17,065	7,609	4,877
	38,074	35,334	(109)	(117)	17,065	17,065	21,118	18,386

Total assets	$277,382	$295,001	$(613)	$(573)	$157,260	$171,867	$120,735	$123,707

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$15,034	$16,298	$(454)	$(366)	$6,277	$7,472	$9,211	$9,192
Accrued expenses	31,736	31,880			14,709	16,897	17,027	14,983
Asbestos-related liabilities	44,792	50,022			44,792	50,022
Deferred income taxes	6,533	6,533			6,533	6,533
Notes payable	25,427	32,747			12,442	13,994	12,985	18,753
Current portion of long-term debt	1,447	5,611					1,447	5,611
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	129,966	148,088	(454)	(366)	89,750	99,915	40,670	48,539

Long-term debt, less current portion	7,378	1,112					7,378	1,112
Asbestos-related liabilities	13,563	13,563					13,563	13,563
Other liabilities	17,543	16,801					17,543	16,801
Liabilities subject to compromise	163,924	161,386	(109)	(117)	164,033	161,503
Total liabilities	332,374	340,950	(563)	(483)	253,783	261,418	79,154	80,015

Equity
Common stock	46	46	(94)	(93)	94	93	46	46
Additional paid-in capital	19,899	19,749	(49,393)	(49,386)	49,393	49,386	19,899	19,749
Less treasury shares	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Accumulated other comprehensive loss	(51,060)	(53,250)	6,111	6,110	(51,179)	(51,179)	(5,992)	(8,181)
(Deficit) retained earnings	(6,519)	1,803	38,651	35,466	(87,018)	(80,038)	41,848	46,375
Total stockholders’ (deficit) equity of controlling interests	(52,766)	(46,784)	3,088	(90)	(96,523)	(89,551)	40,669	42,857
Noncontrolling interests	(2,226)	835	(3,138)				912	835
Total (deficit) equity	(54,992)	(45,949)	(50)	(90)	(96,523)	(89,551)	41,581	43,692
Total liabilities and equity	$277,382	$295,001	$(613)	$(573)	$157,260	$171,867	$120,735	$123,707

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2009 and 2008
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$83,883	$97,351	$-	$-	$37,359	$46,085	$46,524	$51,266

Cost of products sold	65,234	75,330	(310)	(377)	31,871	37,765	33,673	37,942
Selling, general & administrative expenses	19,602	21,269			7,208	7,768	12,394	13,501
Asbestos-related reorganization charges	-	11,491			-	11,491
(Loss) income from operations	(953)	(10,739)	310	377	(1,720)	(10,939)	457	(177)
Other income (expense)
Interest income	11	64			8	49	3	15
Interest expense	(292)	(360)			-	(43)	(292)	(317)
Other income (expense)	139	(945)	(300)	(360)	(182)	(377)	621	(208)
	(142)	(1,241)	(300)	(360)	(174)	(371)	332	(510)
(Loss) income before taxes	(1,095)	(11,980)	10	17	(1,894)	(11,310)	789	(687)
Provision for (benefit from) income taxes	324	(1,631)			35	(1,185)	289	(446)
Net (loss) income	(1,419)	(10,349)	10	17	(1,929)	(10,125)	500	(241)
Noncontrolling interests	743	(17)	867				(124)	(17)
(Loss) income from continuing operations	(676)	(10,366)	877	17	(1,929)	(10,125)	376	(258)
Discontinued operation	-	-					-	-
Net (loss) income attributable to controlling interests	$(676)	$(10,366)	$877	$17	$(1,929)	$(10,125)	$376	$(258)

	Basic and Diluted
	2009	2008
Loss from continuing operations per common share	$(0.20)	$(3.01)
Discontinued operation	-	-
Net loss attributable to controlling interests per common share	$(0.20)	$(3.01)

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$235,266	$294,347	$-	$-	$106,815	$140,948	$128,451	$153,399

Cost of products sold	186,338	225,600	(813)	(1,077)	90,690	111,866	96,461	114,811
Selling, general & administrative expenses	59,223	67,234			22,907	26,138	36,316	41,096
Asbestos-related reorganization charges	-	11,491			-	11,491
(Loss) income from operations	(10,295)	(9,978)	813	1,077	(6,782)	(8,547)	(4,326)	(2,508)
Other income (expense)
Interest income	16	1,427			3	1,241	13	186
Interest expense	(945)	(1,679)			(200)	(240)	(745)	(1,439)
Other (expense) income	125	(858)	(774)	(1,059)	49	(791)	850	992
	(804)	(1,110)	(774)	(1,059)	(148)	210	118	(261)
(Loss) income before taxes	(11,099)	(11,088)	39	18	(6,930)	(8,337)	(4,208)	(2,769)
Provision for (benefit from) income taxes	292	(549)			50	(103)	242	(446)
Net (loss) income	(11,391)	(10,539)	39	18	(6,980)	(8,234)	(4,450)	(2,323)
Noncontrolling interests	3,061	50	3,138	-			(77)	50
(Loss) income from continuing operations	(8,330)	(10,489)	3,177	18	(6,980)	(8,234)	(4,527)	(2,273)
Discontinued operation	-	1,025					-	1,025
Net (loss) income attributable to controlling interests	$(8,330)	$(9,464)	$3,177	$18	$(6,980)	$(8,234)	$(4,527)	$(1,248)

	Basic and Diluted
	2009	2008
Loss from continuing operations per common share	$(2.42)	$(3.05)
Discontinued operation	-	0.30
Net loss attributable to controlling interests per common share	$(2.42)	$(2.75)

Weighted average number of common and equivalent shares outstanding	3,441,551	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – OPERATING ACTIVITIES (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008
Operating activities
Net (loss) income	$(11,391)	$(9,514)	$39	$18	$(6,980)	$(8,234)	$(4,450)	$(1,298)
Net income from discontinued operation	-	(1,025)					-	(1,025)
(Loss) income from continuing operations	(11,391)	(10,539)	39	18	(6,980)	(8,234)	(4,450)	(2,323)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	10,453	11,686			7,242	7,781	3,211	3,905
Asbestos-related reorganization charges	-	11,491			-	11,491
Stock compensation expense	157	107			7	14	150	93
Change in operating assets and liabilities:
Accounts and notes receivable	(3,782)	34	80	247	(2,289)	(1,809)	(1,573)	1,596
Inventories	21,353	(4,447)	(39)	(18)	11,311	(1,548)	10,081	(2,881)
Prepaid expenses and other assets	438	(1,499)			353	(946)	85	(553)
Proceeds from legal fees disgorgement	-	9,168			-	9,168
Accounts payable and accrued expenses	(608)	(4,318)	(80)	(247)	(2,244)	(5,209)	1,716	1,138
Asbestos-related expenses	(6,317)	(12,519)			(6,317)	(12,519)
Other	2,225	(358)			2,478	(137)	(253)	(221)
Net cash provided (used) by operating activities of continuing operations	$12,528	$(1,194)	$-	$-	$3,561	$(1,948)	$8,967	$754

See accompanying notes to consolidating condensed financial statements.

 AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – INVESTING & FINANCING ACTIVITIES (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008
Investing activities
Investments in property, plant and equipment	$(3,427)	$(3,749)	$-	$-	$(1,927)	$(2,746)	$(1,500)	$(1,003)
Purchase of short-term investments	(3,400)	-					(3,400)	-
Proceeds from sale of short-term investments	1,000	-					1,000	-

Net cash used by investing activities	(5,827)	(3,749)	-	-	(1,927)	(2,746)	(3,900)	(1,003)

Financing activities
Net short-term borrowings (repayments)	(7,676)	(2,162)			(1,552)	2,086	(6,124)	(4,248)
Payments on long-term debt	(5,898)	(1,320))					(5,898)	(1,320)
Proceeds from borrowings on long-term debt	8,000	-					8,000	-
Refinancing costs	(2,110)	-					(2,110)	-
Funding of letters of credit	(714)	-					(714)	-
Collection on Janus note receivable	-	4,034					-	4,034
Net change in restricted cash	(1,090)	38			(1,090)	38
Net cash (used) provided by financing activities	(9,488)	590	-	-	(2,642)	2,124	(6,846)	(1,534)
Effect of foreign exchange rate changes on cash	(468)	800					(468)	800
Net decrease in cash	(3,255)	(3,553)	-	-	(1,008)	(2,570)	(2,247)	(983)
Cash and cash equivalents at beginning of period	18,072	30,185			15,077	26,327	2,995	3,858

Cash and cash equivalents at end of period	$14,817	$26,632	$-	$-	$14,069	$23,757	$748	$2,575

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., are referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and provisions to effect a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") of Congoleum Corporation ("Congoleum"), a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2009. For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidating condensed balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary ("Janus"), a manufacturer of pre-finished hardwood flooring, and sell the related assets. Historical financial results were restated to reflect the classification of Janus as a discontinued operation. Results of Janus, including charges resulting from the shutdown, are being reported as a discontinued operation. In April 2006, the Company completed the sale of Janus’ remaining building and land (see Note N). As a result of the sale of property, the discontinued operation was effectively dissolved during 2006. As of December 31, 2006, the Company merged Janus with and into American Biltrite Inc.’s subsidiary, American Biltrite (Canada) Ltd. ("AB Canada"), primarily for the purposes of utilizing Janus’ prior years’ net operating losses against future taxable income.

Note A - Basis of Presentation (continued)

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003 in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"), and on august 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew Congoleum’s chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. Congoleum’s results include losses (including other comprehensive losses) of $93.4 million and $89.6 million in excess of the value of ABI’s investment in Congoleum at September 30, 2009 and December 31, 2008, respectively. ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded. Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that its ownership interests in Congoleum will be cancelled, at which time ABI would no longer include Congoleum's results in the consolidated results of the Company. The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum (and its debtor subsidiaries), which may be more meaningful for certain analyses.

For more information regarding Congoleum’s asbestos liability and plan for resolving that liability, please refer to Note I.

The American Institute of Certified Public Accountants provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. Congoleum has implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003. Companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Liabilities for asbestos claims are recorded based upon the minimum amount Congoleum expects to spend for its contribution to, and costs to settle asbestos liabilities through, the trust that would be created on or after the date the District Court confirms a plan of reorganization containing terms currently proposed and by the effective date of that plan (as described in Note I). Obligations arising post-petition and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise. Other pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code or as a result of the allowance by the District Court of contingent or disputed claims related to pre-petition matters.

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

Recently Issued Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. On the effective date, the FASB Accounting Standards Codification became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission. This statement became effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting guidance was effective for interim and annual periods ending after June 15, 2009. In particular, the new accounting guidance established (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new accounting guidance did not have a material effect on the Company’s financial condition or results of operations. There were no events subsequent to September 30, 2009 and through our financial statement issuance date of November 13, 2009 requiring disclosure.

Note A - Basis of Presentation (continued)

On January 1, 2009, the Company adopted the FASB’s new accounting standards for the accounting and reporting of noncontrolling interests. The new accounting guidance requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from the Company’s stockholders’ equity, and that the amount of consolidated net income (loss) attributable to American Biltrite Inc. and to the noncontrolling interests be clearly identified and presented in the consolidated statement of operations. Any losses in excess of the noncontrolling interests’ equity interests will continue to be allocated to the noncontrolling interests. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a sale of equity interests that results in a loss of control of a previously controlling interest, the interest sold, as well as any interest retained, will be measured at fair value, with the gain or loss recognized in earnings. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented (see Note J).

Note B - Inventories

Inventories at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Finished goods	$39,774	$56,262
Work-in-process	10,789	10,847
Raw materials and supplies	9,280	11,973

	$59,843	$79,082

Note C – Accrued Expenses

Accrued expenses at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Accrued advertising and sales promotions	$15,401	$17,625
Employee compensation and related benefits	7,099	7,124
Environmental matters	1,140	815
Royalties	614	959
Income taxes	99	371
Other	7,383	4,986

	$31,736	$31,880

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letter of credit facility sublimit) subject to availability under the Revolver. The Revolver expires on June 30, 2012. The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company's obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At September 30, 2009, the Company had $12.4 million and $7.7 million outstanding on its Revolver and Term Loan, respectively, and $7.5 million of availability under the Revolver.

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

The FGI Financing Agreements are for a term of 36 months and automatically renew for additional one year terms unless either party gives notice of non-renewal. In addition, FGI may terminate the agreements upon a default by the Company. The Company may terminate the agreements at any time by paying a $120 thousand termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal.

The accounts receivable factored under the FGI Financing Agreements are factored with recourse. Accordingly, the factored receivables are included in accounts receivable on the balance sheet until invoice payment from the customer has been received, and the Company accounts for the transfer of these financial assets as secured borrowings. At September 30, 2009, the Company had $542 thousand payable to FGI, which has been recorded in notes payable.

Note E – Other Liabilities

Other Liabilities at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Pension benefits	$8,667	$8,185
Environmental remediation and product related liabilities	5,722	4,454
Income taxes payable	394	394
Deferred income taxes	131	131
Other	2,629	3,637

	$17,543	$16,801

See Note F for Liabilities Subject to Compromise.

Note F – Liabilities Subject to Compromise

As a result of Congoleum’s Chapter 11 filing (see Notes A and I), Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise. Prior to the fourth quarter of 2007, Congoleum’s accrued interest expense on its 8 5/8% Senior Notes due August 1, 2008 was also recorded in liabilities subject to compromise. In the fourth quarter of 2007, Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Second Amended Joint Plan, the Senior Note holders will not receive any post-petition interest.

Liabilities subject to compromise at September 30, 2009 and December 31, 2008 and included in ABI’s consolidated balance sheet at each such date were as follows (in thousands):

	September 30, 2009	December 31, 2008
Current liability
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	39,335	37,022
Other post-retirement benefit obligation	11,339	10,938
Pre-petition other liabilities	13,359	13,543
	164,033	161,503
Elimination – Payable to American Biltrite	(109)	(117)
Total non-current liability	163,924	161,386

Total liabilities subject to compromise	$168,921	$166,383

Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the District Court of contingent or disputed claims.

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

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009		2008
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$499	$57	$642	$56
Interest cost	1,658	161	1,652	144
Expected return on plan assets	(1,204)	-	(1,719)	-
Recognized net actuarial loss	1,101	16	384	15
Amortization of prior service cost	28	-	31	-

Net periodic benefit cost	$2,082	$234	$990	$215

	Nine Months Ended September 30,
	2009		2008
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$1,497	$171	$1,926	$168
Interest cost	4,973	483	4,956	432
Expected return on plan assets	(3,611)	-	(5,157)	-
Recognized net actuarial loss	3,302	48	1,152	45
Amortization of prior service cost	84	-	93	-

Net periodic benefit cost	$6,245	$702	$2,970	$645

Note G – Pension Plans (continued)

The weighted average assumptions used to determine net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 were as follows:

	2009		2008
	Pension	Other Benefits	Pension	Other Benefits

Discount rate	5.75% - 7.50%	5.75%	5.50% - 6.00%	6.00%
Expected long-term return on plan assets	7.00%	—	7.00% - 7.50%	—
Rate of compensation increase	3.00% - 4.00%	—	4.00% - 5.00%	—

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

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,218 pending claims involving approximately 1,773 individuals as of September 30, 2009. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to ABI's asbestos claims is as follows:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Beginning claims	1,269	1,360
New claims	171	356
Settlements	(20)	(13)
Dismissals	(202)	(434)

Ending claims	1,218	1,269

The total indemnity costs incurred to settle claims during the nine months ended September 30, 2009 and the year ended December 31, 2008 were $5.1 million and $0.9 million, respectively, all of which were paid by ABI's insurance carriers, as were the related defense costs. ABI has first-layer excess umbrella policies with several insurers, which include coverage for the Company’s asbestos related liabilities (the “Umbrella Coverage”).

In addition to coverage available under the Umbrella Coverage, ABI has additional excess liability insurance policies that should provide further coverage if and when limits of certain policies within the Umbrella Coverage exhaust. While ABI expects the Umbrella Coverage will result in the substantial majority of defense and indemnity costs for asbestos claims against ABI being paid by its insurance carriers for the foreseeable future, ABI may incur uninsured costs related to asbestos claims, and those costs could be material. If ABI were to incur significant uninsured costs for asbestos claims, or its insurance carriers failed to fund insured costs for asbestos claims, such costs could have a material adverse impact on its liquidity, financial condition and results of operations.

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

The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to actively defend against and strategically settle those claims on a case-by-case basis. Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it, and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in these factors could have a material impact on the Company’s liability. For example, it is estimated that a 1 percentage point increase in the Company’s acceptance rate of mesothelioma claims results in a 21% increase in mesothelioma liability assuming all other variables remained constant.

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2014 was $13.6 million to $44.0 million as of December 31, 2008. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $13.6 million as of September 30, 2009 in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $13.5 million as of September 30, 2009, which has

Note H - Commitments and Contingencies (continued)

been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include terms of the Umbrella Coverage and additional excess liability insurance policies, the allocation of costs to those policies as applicable, and the financial viability of some of the insurance companies. These amounts were based on facts currently known by ABI and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement costs, or that it will receive the insurance recoveries which it has accrued. The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company’s existing reserves. The Company’s strategy remains to actively defend against and strategically settle its asbestos claims on a case-by-case basis. The Company believes it has substantial insurance coverage to mitigate future costs related to its asbestos liabilities.

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Company disclosed various legal proceedings. Material developments relating to those matters during the nine month period ended on September 30, 2009 include those mentioned in the immediately following paragraphs.

Additional potential remediation costs have been identified related to the Olin Corporation site in Wilmington, Massachusetts (the “Olin Site”) and the Parcel A site owned by Miller Industries, Inc., in Lisbon Falls, Maine (the “Lisbon Falls Site”). At the Olin Site, potential additional remediation costs of approximately $750 thousand had been identified at March 31, 2009 of which ABI’s estimated share would be approximately $163 thousand. In addition, Olin provided the Company with an update on the expected future costs for site remediation, monitoring, maintenance and oversight. ABI’s estimated share of the increase in costs over the June 30, 2009 estimate is approximately $700 thousand. As a result, in the revised estimates of current oversight costs and of future remediation, monitoring, maintenance and oversight costs, the environmental reserve was increased to reflect these changes in estimates. ABI now estimates its potential liability to Olin to be in the range of $4.8 million to $10.4 million after allocation for the annual reimbursement of $100 thousand for Olin’s internal costs and before any recovery from insurance and The Biltrite Corporation (“TBC”). Under a preexisting agreement between ABI and TBC, TBC is liable for 37.5% of these costs incurred by ABI. These costs are expected to be paid out over approximately 25 years.

Note H - Commitments and Contingencies (continued)

At the Lisbon Falls Site, the cost of site investigation, remediation, maintenance and monitoring was estimated at December 31, 2008 to be between $1.3 million and $2.3 million. The estimate had been revised as of March 31, 2009 by an environmental consultant to be between $2.0 million to $3.0 million because additional remediation may be necessary. Pursuant to ABI’s pre-existing agreement with TBC, TBC is liable for 37.5% of costs ABI incurs in connection with the Lisbon Falls Site. Because there are other parties potentially responsible for the remediation costs and no cost allocation has been agreed upon, ABI’s estimated liability with regard to the Lisbon Falls Site is subject to future negotiation with the current owner of the property.

The Company entered into an administrative consent order with the New Jersey Department of Environmental Protection (the NJDEP”) in 1993 under which the Company agreed to provide a remediation funding source for an environmental matter at a Company plant in New Jersey. Congoleum subsequently assumed that liability for the clean-up of the site as part of the Joint Venture Agreement between American Biltrite and Congoleum in 1993 but the NJDEP still holds the Company primarily liable. The Company in prior years was able to provide a self guarantee to the NJDEP. In 2009, the Company was not able to qualify for a self-guarantee and thus the Company entered into a Remediation Trust Fund Agreement with Wells Fargo Bank whereby the Company funded the trust contemplated by that agreement with $348 thousand as financial assurance to the NJDEP to complete the remediation in the event that Congoleum and American Biltrite fail to perform the remediation at that site. As of September 30, 2009, the funded amount was included in other non-current assets.

There have been no other material developments relating to the environmental sites or the other environmental matters described in ABI's Annual Report on Form 10-K during the nine month period ended September 30, 2009.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and on December 31, 2003, filed a petition commencing a voluntary reorganization case under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities, and on August 17, 2009, the District Court withdrew Congoleum’s chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. See Note I.

Congoleum is named, together with a large number (in most cases, hundreds) of other companies, as a Potentially Responsible Party (“PRP”) within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) in pending proceedings under CERCLA and similar state laws. In addition, in four other instances, although not named as a PRP, Congoleum has received a request for information. The pending proceedings in which Congoleum is a named PRP currently relate to eight disposal sites in New Jersey, Pennsylvania and Maryland in which recovery from generators of hazardous substances is sought for the cost of cleaning up the contaminated waste sites. Congoleum’s ultimate liability and funding obligations in connection with those other sites

Note H - Commitments and Contingencies (continued)

depends on many factors, including the volume of material contributed to the site by Congoleum, the number of other PRPs and their financial viability, the remediation methods and technology to be used and the extent to which costs may be recoverable by Congoleum from relevant insurance policies. However, under CERCLA and certain other laws, Congoleum, as a PRP, can be held jointly and severally liable for all environmental costs associated with a site.

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the "Galaxy/Spectron Superfund Site"). The PRP group at this site is made up of 81 companies, substantially all of which are large, financially solvent entities. Two removal actions were substantially complete as of December 31, 1998, and a groundwater treatment system was installed thereafter. The United States Environmental Protection Agency has selected a remedy for the soil and shallow groundwater (Operable Unit 1 or OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (Operational Unit 2 or OU-2) has not been completed. The PRP group, of which Congoleum is a part, has entered into a consent decree to perform the remedy for OU-1 and resolve natural resource damage claims. The consent decree also requires the PRP group to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10.0 million. If the estimated cost of the OU-2 remedy is more than $10.0 million, the PRP group may decline to perform it or they may elect to perform it anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum’s share ranging between approximately $1.0 million and $1.6 million. This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum’s share of the costs. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $300 thousand in additional costs. Congoleum expects to fund the balance to the extent further insurance coverage is not available. In August 2006, the Bankruptcy Court issued an order authorizing and approving the consent decree and related settlement agreements for the Galaxy/Spectron Superfund Site, including authorization for Liberty Mutual Insurance Company and Congoleum to make certain payments that had been invoiced to Congoleum with respect to the consent decree and related settlement agreements.

Congoleum also accrues remediation costs for certain of Congoleum’s owned facilities on an undiscounted basis. Congoleum has entered into an administrative consent order with the NJDEP and has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. Estimated total clean-up costs of $1.3 million for Congoleum’s expected portion of those remediation funding obligations, including capital outlays and future maintenance costs for soil and groundwater remediation, are primarily based on engineering studies. Of this amount, $300 thousand was included in current liabilities subject to compromise and $1.0 million was included in non-current liabilities subject to compromise in ABI’s consolidated balance sheet as of September 30, 2009 and December 31, 2008.

Note H - Commitments and Contingencies (continued)

At September 30, 2009 and December 31, 2008, Congoleum recorded a total of $4.4 million for estimated environmental liabilities, which liabilities were not reduced by the amount of expected insurance recoveries. At September 30, 2009 and December 31, 2008, such estimated insurance recoveries are approximately $2.1 million. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement. Substantially all of Congoleum’s recorded insurance assets for environmental matters are collectible from a single carrier.

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

Note I – Congoleum Asbestos Liabilities and Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (“ACC”), the Future Claimants’ Representative (“FCR”) and other asbestos claimant representatives. In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (“Bondholders’ Committee”) (representing holders of Congoleum’s 8 5/8% Senior Notes due August 1, 2008) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the “Tenth Plan”) and the other filed by CNA, both of which the Bankruptcy Court subsequently

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

ruled were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a joint plan of reorganization (the “Joint Plan”). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believed addressed the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions. A term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008. Certain insurers and a large bondholder have filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization. The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization. On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”). In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009. On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan. Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”). On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the District Court. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal. On August 17, 2009, the District Court issued an opinion and order reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

for a confirmation hearing. In addition, the District Court assumed jurisdiction over the proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court’s ruling with the United States Court of appeals for the Third Circuit. The Debtors, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending.

Following additional negotiations, on October 22, 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan with the District Court. The District Court has scheduled a hearing to consider the adequacy of the disclosure statement for the Second Amended Joint Plan for November 19, 2009.

Under the terms of the Second Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated. ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Under the terms of the Second Amended Joint Plan, a trust would be created that would assume the liability for Congoleum’s current and future asbestos claims (the “Plan Trust”). That trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers and would be assigned Congoleum’s rights under its remaining policies covering asbestos product liability. The trust would also receive 50.1% of the newly issued common stock of reorganized Congoleum when the plan takes effect.

Under the proposed terms of the Second Amended Joint Plan, holders of Congoleum’s $100 million in 8 5/8% Senior Notes due in August 2008 would receive on a pro rata basis $33 million in new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017. The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Second Amended Joint Plan, after which they would accrue interest at the rate of 9% per annum payable semi-annually in cash. During the period beginning with the interest payment due 12 months after the effective date of the Second Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Second Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in the aggregate amount of the interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11%.

The indenture governing the New Senior Notes also will provide for the annual issuance of additional New Senior Notes ("Additional Notes"), with the amount of Additional Notes to be issued being determined as of the end of reorganized Congoleum’s fiscal year ending December 31, 2011, and on an annual basis at the end of each of the succeeding five years (each such date, a "Determination Date"), according to the following procedure. As soon as practicable after each Determination Date, the average EBITDA for reorganized Congoleum for the two-year period ending on the Determination Date shall be calculated. An assumed net debt capacity ("Net Debt Capacity") shall then be determined as of each such Determination Date by

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

multiplying this two-year average annual EBITDA by four. Additional Notes shall be issuable to holders of New Senior Notes with respect to a Determination Date to the extent that the Net Debt Capacity as of such Determination Date, plus any cash amount on reorganized Congoleum's balance sheet as of such Determination Date, exceeds the sum of (i) the amount of the balance of reorganized Congoleum's working capital loan (determined as the daily average of such loan for the year ending on such Determination Date); (ii) the $33 million of New Senior Notes to be issued on the effective date of the Second Amended Joint Plan; (iii) the amount of Additional Notes issued with respect to all prior Determination Dates; and (iv) the amount of other interest-bearing debt of reorganized Congoleum outstanding as of such Determination Date. The calculation of the amount of Additional Notes to be issued shall take place within three months after each Determination Date, and the issuance of such Additional Notes shall be deemed to have occurred as of the first day of the fiscal year following the Determination Date. The indenture governing the New Senior Notes will provide that in no event will the cumulative amount of Additional Notes issued under the procedures described in this paragraph exceed $37 million.

The New Senior Notes would be subordinated to the working capital facility providing reorganized Congoleum’s financing upon exiting bankruptcy reorganization. In addition, holders of the $100 million in 8 5/8% Senior Notes due August 1, 2008 would receive 49.9% of the common stock in reorganized Congoleum. Congoleum’s obligations for the $100 million in 8 5/8% Senior Notes due August 1, 2008, including accrued pre-petition interest (which amounted to $3.6 million) would be satisfied by the New Senior Notes and the 49.9% common stock issued if the Second Amended Joint Plan becomes effective.

Under the terms of the Second Amended Joint Plan, existing Class A and Class B common stock of Congoleum would be cancelled when the plan became effective and holders of those shares, including ABI, would not receive anything on account of their cancelled shares.

The Second Amended Joint Plan also includes terms that would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum. The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and ABI in form and substance mutually agreeable to the Bondholders’ Committee, the ACC and ABI. The existing intercompany arrangements providing for management services by ABI to reorganized Congoleum and other business relationships expire on the earlier of (a) the effective date of a plan of reorganization for Congoleum, following a final order of confirmation, or (b) March 31, 2010, unless renewed. Although there can be no assurances, ABI currently expects that the terms of any new intercompany agreement would be substantially similar to the form of that agreement that was included in previous proposed plans of reorganization for Congoleum and would provide for the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. Expiration or termination of these existing arrangements, failure to reach definitive agreement on

Note I – Congoleum Asbestos Liabilities and Reorganization (continued)

final terms of future arrangements, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

There can be no assurance that the Second Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Second Amended Joint Plan will not be modified further, that the conditions to the Second Amended Joint Plan or any other plan will be satisfied or waived, that the Second Amended Joint Plan or any other plan will timely receive necessary court approvals from the District Court, that the Second Amended Joint Plan or any other plan will be confirmed, that the Second Amended Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for completion of the appellate process with respect to the Second Amended Joint Plan, continued litigation over any plan of reorganization and the state court insurance coverage litigation. Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Second Amended Joint Plan.

On July 30, 2009, certain insurers filed summary judgment motions in the ongoing New Jersey state court coverage litigation seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that are the subject of the Claimant Agreement (which agreement is described in the next paragraph), the Joint Plan, the Amended Joint Plan or any other agreement for which the insurers’ consent was not procured. The insurers take the position that their motions impact all present and future asbestos claims. Congoleum opposed these motions, and on October 30, 2009, the New Jersey state court denied these motions. The Phase 2 trial is scheduled to begin on February 12, 2010. The precise scope of the Phase 2 trial is in dispute. The parties have submitted competing case management orders to define the scope of the Phase 2 trial, but no case management order has been entered by the Court.

In anticipation of Congoleum's commencement of the Chapter 11 cases, Congoleum entered into a Claimant Agreement, which provides for the settlement of certain pre-petition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization. In addition, as a result of tabulating ballots on a previous proposed plan of reorganization, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in the previous proposed plan of reorganization. It is also likely that additional new claims may be asserted in connection with any solicitation of acceptances of any future plan. Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

Note J – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the nine months ended September 30, 2009 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non- Controlling Interests	Total Equity

December 31, 2008	$(46,784)	$835	$(45,949)
Net loss for the nine months ended September 30, 2009	(8,330)	(3,061)	(11,391)
Stock compensation expense	158	—	158
Foreign currency translation adjustments	2,190	—	2,190

September 30, 2009	$(52,766)	$(2,226)	$(54,992)

American Biltrite Inc. owns 55% of Congoleum’s outstanding shares of Class A and Class B common stock as of September 30, 2009. The majority of the noncontrolling interests recorded in American Biltrite’s consolidated financial statements represent the 45% of the outstanding shares of Congoleum Class A and Class B common stock not owned by American Biltrite Inc. Prior to January 1, 2009, American Biltrite Inc. reported in its consolidated results 100% of Congoleum’s losses from the period Congoleum incurred a deficit in earnings during 2002 through December 31, 2008. Under U.S. GAAP, 45% of Congoleum’s income or loss is attributed to the noncontrolling interests even if the attribution of a loss results in a negative balance. The effect of the change in attributing earnings or losses has a significant impact on the consolidated results reported by American Biltrite Inc. Had the Company not adopted the FASB’s new standard on January 1, 2009 (see Note A), the pro forma consolidated net loss reported by American Biltrite Inc. and the consolidated loss per share for the nine months ended September 30, 2009 would have been $11.5 million and $3.33 per share (basic and diluted), respectively. The pro forma consolidated stockholders’ deficit would have been $58.1 million as of September 30, 2009.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(676)	$(10,366)	$(8,330)	$(9,464)
Foreign currency translation adjustments	1,284	110	2,190	(130)

Total comprehensive income (loss)	$608	$(10,256)	$(6,140)	$(9,594)

Note L - Earnings (Loss) Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding, and diluted earnings per share is based on the weighted-average number of common shares outstanding and all dilutive potential common share equivalents outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

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

Note M - Industry Segments (continued)

Net sales by segment for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales to external customers:
Flooring products	$37,359	$46,085	$106,815	$140,948
Tape products	20,094	21,835	55,827	70,320
Jewelry	14,619	14,587	37,618	39,043
Canadian division	11,811	14,844	35,006	44,036
Total net sales to external customers	83,883	97,351	235,266	294,347
Intersegment net sales:
Flooring products	-	-	-	-
Tape products	-	-	-	-
Jewelry	-	-	-	-
Canadian division	784	954	2,048	3,170
Total intersegment net sales	784	954	2,048	3,170
Reconciling items	-	-	-	-
Intersegment net sales	(784)	(954)	(2,048)	(3,170)

Total consolidated net sales	$83,883	$97,351	$235,266	$294,347

Segment profit or loss is before income tax expense or benefit and noncontrolling interests.  Profit (loss) by segment for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment profit (loss)
Flooring products	$(1,894)	$(11,310)	$(6,930)	$(8,337)
Tape products	(590)	(1,875)	(4,276)	(2,106)
Jewelry	1,271	320	538	(1,636)
Canadian division	407	380	358	936
Total segment loss	(806)	(12,485)	(10,310)	(11,143)
Reconciling items
Corporate expenses	(299)	489	(828)	37
Intercompany profit	10	16	39	18
Total consolidated loss before income taxes and other items	$(1,095)	$(11,980)	$(11,099)	$(11,088)

Note M - Industry Segments (continued)

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

	September 30, 2009	December 31, 2008
Segment assets
Flooring products	$157,260	$171,867
Tape products	50,985	48,115
Jewelry	22,377	24,038
Canadian division	29,308	29,866
Total segment assets	259,930	273,886
Reconciling items
Corporate items	27,184	35,948
Intersegment accounts receivable	(9,572)	(14,626)
Intersegment profit in inventory	(51)	(90)
Intersegment other asset	(109)	(117)

Consolidated assets	$277,382	$295,001

Note N – Sale of Property

In April 2006, the Company completed the sale of a building and land owned by the Company’s former subsidiary Janus Flooring Corporation, a discontinued operation.  The building and land were sold for $5.0 million Canadian dollars ("C$").  The Company received C$1.0 million in cash and a C$4.0 million note.  The note was paid in full in May 2008, and the Company recognized a gain of approximately C$1.0 million on the sale of the building and land during the second quarter of 2008.  The gain has been recorded as a gain from a discontinued operation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business. The downturn in the housing industry has resulted in reduced demand for the Company's and Congoleum's products. The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division's products. In addition, the decline in consumer and retailer, especially mid-tier retailer, spending has resulted in reduced demand for K&M's products. Although the U.S. economy may have grown during the third quarter of 2009, it is unclear the extent to which any such growth may be sustainable, how long any possible improvement in economic conditions may last, and whether and the extent to which the conditions in the particular industries in which the Company and Congoleum conduct business may improve and whether any such improvement would be sustainable.

In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels and have recently increased. The volatile and high raw material and energy costs have negatively impacted the Company's and Congoleum's businesses and operating results. The Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers, particularly in light of the recent difficult economic conditions in the United States and the industries in which the Company and Congoleum conduct business.

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

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum. However, under the terms of the Second Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated, and ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed joint plan of reorganization and disclosure statement with the Bankruptcy Court. From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives. In addition, an insurance company and its affiliate (together referred to as “CNA”), filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in global mediation discussions. Numerous mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in

September 2006 and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, on February 5, 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Joint Plan. The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and on May 12, 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. On June 6, 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing on June 26, 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle which the Company understands that Congoleum believes addresses the issues raised by the Bankruptcy Court in the ruling on the Joint Plan and in the court's prior decisions. A term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court on August 14, 2008.

Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization. The Bankruptcy Court approved the Litigation Settlement following a hearing on October 20, 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization. On November 14, 2008, Congoleum, the ACC and the Bondholders’ Committee filed the Amended Joint Plan. In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan, and a hearing was held on February 5, 2009. On February 26, 2009, the Bankruptcy Court rendered an opinion denying confirmation of the Amended Joint Plan. Pursuant to the opinion, the Bankruptcy Court entered the Order of Dismissal dismissing Congoleum’s bankruptcy case. On February 27, 2009, Congoleum and the Bondholders’ Committee appealed the Order of Dismissal to the District Court. On March 3, 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal. On August 17, 2009, the District Court issued an opinion and order reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court’s ruling with the United States Court of Appeals for the Third Circuit. The Debtors, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending.

Following additional negotiations, on October 22, 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan with the District Court. The District Court has scheduled a hearing to consider the adequacy of the disclosure statement for the Second Amended Joint Plan for December 7, 2009.

Under the terms of the Second Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated. ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

The Second Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum. The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and ABI in form and substance mutually agreeable to the Bondholders’ Committee, the ACC and the Company. The existing intercompany arrangements providing for management services by ABI to reorganized Congoleum and other business relationships expire on the earlier of (a) the effective date of a plan of reorganization for Congoleum, following a final order of confirmation, or (b) March 31, 2010, unless renewed. Although there can be no assurances, ABI currently expects that the terms of any new intercompany agreement would be substantially similar to the form of that agreement that was included in previous proposed plans of reorganization for Congoleum and would provide for the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. The prior form of new intercompany agreement contemplated the agreement becoming effective on the date the plan became effective and having a term of two years. In addition, consistent with the terms of previous plans of reorganization proposed for Congoleum, under the terms of the Second Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI’s contribution to Congoleum in 1993 of ABI’s tile division, and the joint venture agreement itself, would be deemed rejected and disallowed upon the effective date of the Second Amended Joint Plan, and therefore eliminated. The Second Amended Joint Plan’s rejection and disallowance of the joint venture agreement and ABI’s claims thereunder would include any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum’s chapter 11 case as well as any such claims ABI might otherwise be entitled to assert after the Second Amended Joint Plan becomes effective. There can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum. Any plan of reorganization for Congoleum that may be confirmed by the District Court and become effective may have terms that differ significantly from the terms contemplated by the Second Amended Joint Plan or otherwise described in this report, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI's claims and interests and other business relationships with reorganized Congoleum.

There can be no assurance that the Second Amended Joint Plan or any other plan will receive the acceptances necessary for confirmation, that the Second Amended Joint Plan will not be modified further, that the conditions to the Second Amended Joint Plan or any other plan will be satisfied or waived, that the Second Amended Joint Plan or any other plan will timely receive necessary court approvals from the Bankruptcy Court and the United States District Court for the District of New Jersey, that the Second Amended Joint Plan or any other plan will be confirmed, that the Second Amended Joint Plan or any other plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for completion of the appellate process with respect to the Second Amended Joint Plan, continued litigation over any plan of reorganization and the state court insurance coverage litigation. Any other plan of reorganization that may be proposed for Congoleum may contain terms substantially different from those contained in the Second Amended Joint Plan.

On July 30, 2009, certain insurers filed summary judgment motions in the ongoing New Jersey state court coverage litigation seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that are the subject of the Claimant Agreement, the Joint Plan, the Amended Joint Plan or any other agreement for which the insurers’ consent was not procured. The insurers take the position that their motions impact all present and future asbestos claims. Congoleum opposed these motions, and on October 30, 2009, the New Jersey state court denied these motions. The Phase 2 trial is scheduled to begin on February 12, 2010. The precise scope of the Phase 2 trial is in dispute. The parties have submitted competing case management orders to define the scope of the Phase 2 trial, but no case management order has been entered by the Court.

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

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidating financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the Company’s financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
	(In thousands)

Net sales	$46,524		$51,266		$128,451		$153,399
Cost of sales	33,673		37,942		96,461		114,811
Gross profit	12,851	27.6%	13,324	26.0%	31,990	24.9%	38,588	25.2%
Selling, general & administrative expenses	12,394	26.6%	13,501	26.3%	36,316	28.3%	41,096	26.8%
Operating income (loss)	457		(177)		(4,326)		(2,508)

Interest expense, net	(289)		(302)		(732)		(1,253)
Other income, net	621		(208)		850		992
Income (loss) before taxes and other items	789		(687)		(4,208)		(2,769)
Provision for (benefit from) income taxes	289		(446)		242		(446)
Noncontrolling interests	(124)		(17)		(77)		50
Income (loss) from continuing operations	$376		$(258)		$(4,527)		$(2,273)

Net sales in the third quarter of 2009 were $46.5 million compared to $51.3 million in the third quarter of 2008, a decrease of $4.7 million or 9.2%. Canadian division sales decreased by $3.2 million or 20.3% due to lower sales of industrial rubber products resulting from reduced demand in both the US and Canada. Tape division sales decreased $1.7 million or 8.0%, reflecting lower sales of automotive, electrical and graphics products out of the division’s Belgium operation. Jewelry sales were essentially level with year earlier levels (up 0.2%).

Net sales for the nine months ended September 30, 2009 were $128.5 million compared to $153.4 million for the same period in 2008, a decrease of $24.9 million or 16.3%. Tape division sales decreased $14.5 million or 20.6% primarily due to reduced global demand for the division’s graphics, electrical, film and shoe product lines. Canadian division sales decreased $10.2 million or 21.5% due to the reduced sales of industrial rubber products and the effect of currency translation. Jewelry sales decreased $1.4 million or 3.6% due to lower sales through department stores versus the year earlier period.

Gross profit margin percentage increased from 26.0% of net sales for the third quarter of 2008 to 27.6% of net sales for the third quarter of 2009. Tape division gross profit margin improved from 21.6% of net sales to 23.3% of net sales due to the impact of costs for a product recall in the third quarter of 2008, partly offset by the negative impact of lower production volumes in the third quarter of 2009. Canadian division gross profit margins improved from 25.3% to 27.0% due to the impact of selling price increases and a more profitable mix of flooring sales. Jewelry segment gross margins improved from 31.0% of net sales in the third quarter of 2008 to 32.2%, as product costs and licensing expenses declined but were partly offset by lower selling prices.

Gross profit margin percentage for the nine months ended September 30, 2009 was 24.9% of net sales compared to 25.2% for the first nine months of 2008. Tape division gross profit margins decreased from 22.1% of net sales to 21.2% due to the impact of lower production volumes over which to spread fixed manufacturing overhead costs. Canadian division gross margins improved from 23.1% to 23.6% due to improved gross profit margin on flooring sales, which more than offset lower gross profit margins on industrial product sales. Jewelry gross margins as a percent of net sales decreased from 30.6% to 29.9% due to slightly higher allowances for returns and markdowns for the first nine months of 2009 versus the corresponding period for 2008.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company’s gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended September 30, 2009 and 2008 would have been 27.0% and 25.3%, respectively. The gross profit margins for the nine months ended September 30, 2009 and 2008 would have been 24.3% and 24.5%, respectively.

SG&A expenses in the third quarter of 2009 decreased by $1.1 million or 8.2% compared to the third quarter of 2008 primarily as a result of headcount and expense reductions at all locations, as well as lower freight and other sales-volume-related expenses, partly offset by increases in pension expense resulting from market value declines in pension fund assets and use of a lower discount rate on projected liabilities and an increase in the expense provision for legacy environmental matters. For the nine months ended September 30, 2009, SG&A expenses decreased by $4.8 million or 11.6% from the year earlier period. SG&A expenses in the first quarter of 2008 included a $1.2 million insurance recovery. Excluding this recovery, SG&A expenses decreased by $6.0 million or 14.1% in the first nine months of 2009 compared to 2008, for the same reasons as the decrease in the third quarter of 2009 from the third quarter of 2008.

Net interest expense for the three and nine months ended September 30, 2009 was lower than the comparable periods of 2008 primarily due to a lower weighted average effective interest rate on the Company’s borrowings, as well as lower average borrowings outstanding.

Other income for the third quarter of 2009 was $621 thousand compared to other expense of $208 thousand for the third quarter of 2008. This change is primarily attributed to realized foreign exchange gains at the Tape division’s Belgian operations during the third quarter of 2009 compared to realized foreign exchange losses in the third quarter of 2008. Other income for the nine months ended September 30, 2009 and 2008 was $850 thousand and $992 thousand, respectively.

During the third quarter of 2009, the Company recognized income tax expense for foreign income tax expense and state income tax expense. During the third quarter of 2008, the Company recorded a tax benefit it expected to recover from carrying back 2008 losses against a prior year’s taxable income, and also recorded a benefit of approximately $200 thousand for a change in valuation allowance against foreign tax credits.

Congoleum

	Three Months Ended September 30				Nine months Ended September 30
	2009		2008		2009		2008
	(In thousands)

Net sales	$37,359		$46,085		$106,815		$140,948
Cost of sales	31,871		37,765		90,690		111,866
Gross profit	5,488	14.7%	8,320	18.1%	16,125	15.1%	29,082	20.6%
Selling, general & administrative expenses	7,208	19.3%	7,768	16.9%	22,907	21.4%	26,138	18.5%
Asbestos-related reorganization costs	-		11,491		-		11,491
Operating loss	(1,720)		(10,939)		(6,782)		(8,547)
Interest income (expense), net	8		6		(197)		1,001
Other income (expense), net	(182)		(377)		49		(791)
Loss before taxes	(1,894)		(11,310)		(6,930)		(8,337)
Provision for (benefit from) income taxes	35		(1,185)		50		(103)

Net loss	$(1,929)		$(10,125)		$(6,980)		$(8,234)

Net sales for the three months ended September 30, 2009 were $37.4 million as compared to $46.1 million for the three months ended September 30, 2008, a decrease of $8.7 million or 18.9% on net sales. The sales decline was primarily a result of significantly lower sales to the manufactured housing industry as well as continuing weakness in the residential new construction and remodeling categories.

Net sales for the nine months ended September 30, 2009 were $106.8 million as compared to $140.9 million for the nine months ended September 30, 2008, a decrease of $34.1 million or 24.2%. The year-to-date sales shortfall reflects lower sales to the manufactured housing industry as a result of sharp reductions in manufactured and RV home production during 2009, coupled with declines in new residential construction and remodeling activity demand.

Gross profit for the three months ended September 30, 2009 totaled $5.5 million, or 14.7% of net sales, compared to $8.3 million, or 18.1% of net sales, for the same period last year. The decrease in gross profit dollars resulted from the lower sales levels while the reduced gross profit margin percentage reflects the impact of lower production volumes (resulting from both lower and demand and inventory reductions) over which to spread fixed manufacturing overhead, partially mitigated by cost reductions enacted earlier in the year.

Gross profit for the nine months ended September 30, 2009 totaled $16.1 million, or 15.1% of net sales, compared to $29.1 million, or 20.6% of net sales, for the same period last year. The decrease in gross profit dollars resulted from the lower sales levels and the impact of unabsorbed fixed overhead spending, with the decline in gross profit margins reflecting lower production volume over which to spread fixed manufacturing overhead, partially offset by manufacturing costs reductions, including workforce reductions.

Selling, general and administrative expenses were $7.2 million for the three months ended September 30, 2009 as compared to $7.8 million for the three months ended September 30, 2008. The decrease reflects cost reductions measures enacted during the first quarter of 2009, including headcount and expense reductions, partially offset by increased pension expense of $0.9 million.

Selling, general and administrative expenses were $22.9 million for the nine months ended September 30, 2009 or 21.4% of net sales, compared to $26.1 million or 18.5% of net sales for the nine months ended September 30, 2008. Cost reduction measures instituted during the first quarter of 2009 accounted for most of the decrease, partially offset by a severance charge of $0.5 million and incremental pension expense of $2.7 million.

The loss from operations was $1.7 million for the three months ended September 30, 2009 compared to a loss of $10.1 million for three months ended September 30, 2008. The three months ending September 30, 2008 included an $11.5 million charge to increase the reorganization related reserve. The loss from operations for the nine months ended September 30, 2009 was $6.8 million compared to a loss from operations of $8.5 million for the same period last year, which included a charge of $11.5 million to increase the reorganization reserve.

Due to the inability to recognize any tax benefits associated with operating losses, Congoleum expects its effective tax rate for 2009 will be negligible. Congoleum recorded a provision of $35 thousand for income taxes for the three months ended September 30, 2009. For the nine months ended September 30, 2009 Congoleum has recorded $50 thousand as a provision for income taxes. Congoleum recorded a tax benefit of $1.2 million during the third quarter of 2008 primarily related to the deferred federal tax impact (net of valuation) of $11.5 million in additional asbestos reserves recorded in the third quarter of 2008.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash, cash equivalents, and short-term investments (consisting of bank certificates of deposit with original maturity greater than three months), increased $153 thousand in the nine months ended September 30, 2009 to $3.1 million. Cash generated from improved working capital reductions (primarily inventory) and was offset by the net loss and costs paid in connection with a debt refinancing. Working capital at September 30, 2009 was $27.3 million compared to $24.8 million at December 31, 2008. The ratio of current assets to current liabilities at September 30, 2009 was 1.67 compared to 1.51 at December 31, 2008. Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2009, compared to cash provided by operating activities of $754 thousand for the nine months ended September 30, 2008.

Capital expenditures in the first nine months of 2009 were $1.5 million compared to $1.0 million for the first nine months of 2008. It is currently anticipated that capital spending for the full year 2009 will be approximately $2.0 million.

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company's obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At September 30, 2009, the Company had $12.4 million and $7.7 million outstanding on its Revolver and Term Loan, respectively, and $7.5 million of availability under the Revolver.

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

The FGI Financing Agreement is for a term of 36 months and automatically renews for additional one year terms unless either party gives notice of non-renewal. In addition, FGI may terminate the agreement upon a default by the Company. The Company may terminate the agreement at any time by paying a $120 thousand termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. At September 30, 2009, the Company had $542 thousand payable to FGI.

Under the terms of the Second Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated. ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI’s business, operations and financial condition. In connection with Congoleum’s plan of reorganization, ABI expects to spend $300 thousand for legal fees in 2009, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

The Company has not declared a dividend subsequent to the third quarter of 2003. The Credit Agreement generally prohibits the Company from paying cash dividends to its stockholders. Therefore, so long as the Credit Agreement remains outstanding, the Company would need to obtain the consent of the lenders under the Credit Agreement to pay dividends to its stockholders in the future. In addition to this need for lender consent, any determination to pay future dividends would be made by the Company's Board of Directors based upon, among other considerations, the financial performance and capital requirements of the Company, as well as market conditions.

The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (including asbestos-related claims). The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note H to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions. Although the effect of future government regulations could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to the Company’s customers. Estimated insurance and third party recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental and product liability matters could result in significant expenses incurred by or judgments assessed against the Company.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code, and on August 17, 2009, the District Court withdrew Congoleum’s chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. See Notes A and I of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum’s bankruptcy proceedings. These matters continue to have a material adverse impact on liquidity and capital resources. During the first nine months of 2009, Congoleum paid $6.3 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the New Jersey state court insurance coverage action Congoleum is litigating against certain of its insurers (the “Coverage Action”). Furthermore, at September 30, 2009, Congoleum had incurred but not paid approximately $8.6 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Second Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans, including the Second Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Following the ruling that the Joint Plan was unconfirmable and based on the anticipated terms and timing of effectiveness of the Amended Joint Plan, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 for costs to effect its reorganization.

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, then known as Gilbert Heintz & Randolph LLP (“GHR”) to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and GHR entered into the a settlement agreement under which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order. The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings. The Bankruptcy Court approved that settlement agreement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the settlement agreement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at September 30, 2009, were $14.1 million, a decrease of $1.0 million from December 31, 2008. Restricted cash of $30.8 million at September 30, 2009 consists of insurance settlement proceeds, the disposition of which is subject to court order. Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code. Net working capital was a negative $0.8 million at September 30, 2009 and a negative $1.6 million at December 31, 2008.

The ratio of current assets to current liabilities was 1.0 to 1.0 at September 30, 2009 and December 31, 2008. Net cash provided by operations during the nine months ended September 30, 2009 was $3.6 million, as compared to net cashed used in operations of $1.9 million during the nine months ended September 30, 2008.

Capital expenditures for the nine months ended September 30, 2009 totaled $1.9 million. Congoleum is currently planning capital expenditures of approximately $3.5 million in 2009 and between $3 million and $5 million in 2010, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court to date) provides a revolving credit facility expiring on the earlier of (i) December 31, 2009 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases as confirmed by the Bankruptcy Court becomes effective. Total borrowing under the facility may not exceed $30.0 million. Interest is based on 0.25% above the prime rate. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). In connection with the amendment and extension of the agreement during 2008, the minimum level of EBITDA that Congoleum must maintain was reduced for quarters ending after June 30, 2008. Congoleum paid a fee of $25 thousand for such amendment, plus an amendment fee in the amount of $15 thousand per month. The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive. in connection with this waiver and amendment, the interest rate was increased to 1.75% above the prime rate. A fee of $30 thousand was paid in connection with the waiver and amendment. Borrowings under this facility are collateralized by inventory and receivables. At September 30, 2009, based on the level of receivables and inventory, $18.6 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $12.4 million was utilized by the revolving loan. During the second quarter of 2009 Congoleum received an extension on the existing financing facility to December 31, 2009. A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month. In October 2009, Congoleum and the lenders agreed to a further modification of the credit facility that would extend the facility until June 30, 2010, provide Congoleum with an additional $5 million of availability under the revolver, and add certain real estate of Congoleum as security for the obligations of Congoleum under the facility. The $5 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009. In connection with the amendment, Congoleum agreed to grant the lenders a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. The amendment will be effective upon approval by the District Court, which is pending. A $60 thousand amendment fee will be payable at that time.

There can also be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. Congoleum was in compliance with the terms of the debtor-in-possession financing at September 30, 2009, as the excess borrowing availability it maintained under the revolving line of credit exceeded the threshold at which it was required to meet minimum EBITDA levels. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2009 and 2010 while its Chapter 11 case remains pending. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note H to the Unaudited Condensed Consolidating Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions. Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2009 and 2010. Congoleum’s ability to emerge from its Chapter 11 case will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

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

As more fully set forth in Notes A and I of the Notes to Unaudited Consolidating Condensed Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. An amended joint plan of reorganization for Congoleum proposed by the Asbestos Claimants’ Committee, the Bondholders’ Committee and Congoleum was filed in the Bankruptcy Court, which plan is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Amended Joint Plan." The Bankruptcy Court issued an opinion denying confirmation of the Amended Joint Plan and ordered Congoleum’s bankruptcy case be dismissed (which is referred to elsewhere in this Quarterly Report on Form 10-Q as the "Order of Dismissal"). That order was appealed with the United States District Court for the District of New Jersey, and the Bankruptcy Court granted a stay of its Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal. On August 17, 2009, the District Court issued an opinion and order reversing the Order of Dismissal. In addition, the District Court assumed jurisdiction over the proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court’s ruling with the United States Court of Appeals for the Third Circuit. The Debtors, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending.

Following additional negotiations, on October 22, 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed the Second Amended Joint Plan with the District Court. The District Court has scheduled a hearing to consider the adequacy of the disclosure statement for the Second Amended Joint Plan for December 7, 2009.

Under the terms of the Second Amended Joint Plan, ABI's ownership interest in Congoleum would be eliminated. ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

The Second Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum. The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and ABI in form and substance mutually agreeable to the Bondholders’ Committee, the ACC and the Company. The existing intercompany arrangements providing for management services by ABI to reorganized Congoleum and other business relationships expire on the earlier of (a) the effective date of a plan of reorganization for Congoleum, following a final order of confirmation, or (b) March 31, 2010, unless renewed. Although there can be no assurances, ABI currently expects that the terms of any new intercompany agreement would be substantially similar to the form of that agreement that was included in previous proposed plans of reorganization for Congoleum and would provide for the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. The prior form of new intercompany agreement contemplated the agreement becoming effective on the date the plan became effective and having a term of two years. In addition, consistent with the terms of previous plans of reorganization proposed for Congoleum, under the terms of the Second Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI’s contribution to Congoleum in 1993 of ABI’s tile division, and the joint venture agreement itself, would be deemed rejected and disallowed upon the effective date of the Second Amended Joint Plan, and therefore eliminated. The Second Amended Joint Plan’s rejection and disallowance of the joint venture agreement and ABI’s claims thereunder would include any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum’s chapter 11 case as well as any such claims ABI might otherwise be entitled to assert after the Second Amended Joint Plan becomes effective. There can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum. Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Second Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI's claims and interests and other business relationships with reorganized Congoleum.

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

Any plan of reorganization proposed for Congoleum will be subject to numerous conditions, approvals and other requirements, including the receipt of necessary creditor, claimant and court approvals. Certain insurers have contested the reorganization plans previously proposed by Congoleum, and Congoleum is involved in ongoing litigation against its insurers in the Coverage Action. On July 30, 2009, certain insurers filed summary judgment motions in the ongoing New Jersey state court coverage litigation seeking declarations that Congoleum has materially breached its insurance policies and that the insurers have no coverage obligation for the underlying asbestos claims that are the subject of the Claimant Agreement, the Joint Plan, the Amended Joint Plan or any other agreement for which the insurers’ consent was not procured. The insurers take the position that their motions impact all present and future asbestos claims. Congoleum opposed these motions, and on October 30, 2009, the New Jersey state court denied these motions. The Phase 2 trial is scheduled to begin on February 12, 2010. The precise scope of the Phase 2 trial is in dispute. The parties have submitted competing case management orders to define the scope of the Phase 2 trial, but no case management order has been entered by the Court. Congoleum may be required to incur significant time and expense litigating against the insurers, which could further delay any confirmation or effectiveness of any reorganization plan. If the insurers successfully avoid having to fund under the applicable policies in connection with the Second Amended Joint Plan or other plan of reorganization for Congoleum, significantly delay confirmation and effectiveness of any such plan, or cause Congoleum to incur significant additional costs in connection with pursuing confirmation and effectiveness of any such plan, Congoleum may be unable to obtain confirmation and effectiveness of the Second Amended Joint Plan or other plan of reorganization for Congoleum.

In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well as the bankruptcy proceedings generally. In addition, for a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it, particularly in light of the recent difficult conditions in the global credit markets, which if such conditions continued, may make it more expensive and difficult for Congoleum to obtain that financing. Moreover, the failure of any lender under any credit facility Congoleum may have or obtain to fund requests for borrowings by Congoleum could negatively impact Congoleum's business, results of operations or financial condition and its chances of obtaining confirmation of any plan of reorganization.

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

Under the Second Amended Joint Plan, ABI’s ownership would be eliminated, and ABI expects that its ownership interest in Congoleum would be eliminated under any plan or outcome in Congoleum’s Chapter 11 case. There can be no assurances as to the ownership structure under the terms of any reorganization plan for Congoleum that may be proposed, confirmed or effected, or how such structure and any other change in ownership and control may affect reorganized Congoleum’s business, operations and financial condition, or its future relationships with ABI.

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum. Agreements for these current intercompany arrangements expire on the earlier of (a) the effective date of a plan of reorganization for Congoleum, following a final order of confirmation, or (b) March 31, 2010, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first. It is not known whether ABI, Congoleum and the other parties in interest will agree to extend the term of these arrangements if necessary, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be. The Second Amended Joint Plan includes terms that would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum. The Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and ABI in form and substance mutually agreeable to the Bondholders’ Committee, the ACC and ABI. Although there can be no assurances, ABI currently expects that the terms of any new intercompany agreement would be substantially similar to the form of that agreement that was included in previous proposed plans of reorganization for Congoleum and would provide for the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. The terms of the applicable prior plans provided for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the plan. Pursuant to that previously proposed new agreement, ABI's current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI's current president and chief operating officer during normal working hours and on an annual basis, and ABI's current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis. Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum or otherwise could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

The Company relies on debt financing to fund its business, operations and working capital needs, it has had to amend its debt agreements in the past in order to avoid being in default of those agreements and may have to do so again in the future, and the Company's ability to obtain additional financing may be limited.

The Company relies on debt financing to fund its business, operations and working capital needs, including borrowings under its Credit Agreement, which agreement is further discussed under "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report on Form 10-Q. If the Company is not able to generate sufficient cash flows from its operations, it may have greater reliance on the availability of borrowings under its credit facilities.

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

In addition, under the terms of the Credit Agreement, the Company's ability to obtain additional debt financing is limited. Moreover, since the Company and its subsidiaries have already granted security interests in most of their assets, the Company's ability to obtain any additional debt financing may be limited. Further, in light of the recent difficult conditions in the global credit markets credit has been more expensive and difficult to obtain, which if such conditions continue, would further limit the availability of any additional financing for the Company.

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

The Company and Congoleum sell their products on credit. Customers purchasing goods on credit from the Company or Congoleum may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit, which may result in an increased investment in accounts receivable by the Company or Congoleum. In light of the recent economic conditions in the United States, the risk that the Company and Congoleum may realize an increased investment in accounts receivable may be greater. To the extent the Company and Congoleum are unable to collect receivables owed to them in a timely fashion, increased demands may be placed on their respective working capital, which could have a material adverse effect on their respective businesses, results of operations or financial condition.

The Company may not be able to maintain its listing with the NYSE Amex LLC.

On May 28, 2009, the Company received written notice from the NYSE Amex LLC (the "NYSE Amex") indicating that the Company does not meet certain of the continued listing standards of the NYSE Amex. Specifically, the notice stated that the Company is not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, with stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. On or about June 29, 2009, the Company submitted a plan for compliance with the continued listing standards with the NYSE Amex, and on August 31, 2009, the Company received a letter from the NYSE Amex indicating that the Amex had accepted the plan submitted by American Biltrite to regain compliance with certain continued listing standards, and would extend the deadline for meeting those standards to November 29, 2010. American Biltrite’s listing on the Amex is being continued pursuant to this extension. Although the Company was granted an extension by the NYSE Amex until November 29, 2010 to comply with the applicable Amex listing standards, the NYS Amex may still initiate delisting proceedings, including if it believes that the Company fails to show sufficient progress consistent with its plan for compliance or if the Company fails to comply with other NYSE Amex listing standards. There can be no assurance that the Company will be able to maintain its listing with the NYSE Amex. If the Company's common stock is delisted, the market for the Company's common stock may be significantly adversely affected, including as a result of possible less liquidity which generally occurs for securities traded in the over-the-counter market as compared with securities traded on a national securities exchange, difficulty reselling shares at prices quoted in the market or at all, broader market fluctuations, and depressed share price. In addition, a delisting may make it difficult for the Company to issue additional securities for financing or other purposes, or to otherwise arrange for any financing the Company may need in the future.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company's cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company's business, results of operations or financial condition. The Company's majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum's specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company's business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials. Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels and have recently increased. The volatile and high raw material and energy costs have negatively impacted the Company’s and Congoleum’s business and operating results. The Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers, particularly in light of the recent difficult economic conditions in the United States and the industries in which the Company and Congoleum conduct business.

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

Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business. The downturn in the housing industry has resulted in reduced demand for the Company's and Congoleum's products. The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division's products. In addition, the decline in consumer and retailer, especially mid-tier retailer, spending has resulted in reduced demand for K&M's products. Although the U.S. economy may have grown during the third quarter of 2009, it is unclear the extent to which any such growth may be sustainable, how long any possible improvement in economic conditions may last, and whether and the extent to which the conditions in the particular industries in which the Company and Congoleum conduct business may improve and whether any such improvement would be sustainable.

In addition, raw material and energy costs have been volatile and, although below their peak levels in 2008, remain at historically high levels and have recently increased. The volatile and high raw material and energy costs have negatively impacted the Company's and Congoleum's businesses and operating results. The Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers, particularly in light of the recent difficult economic conditions in the United States and the industries in which the Company and Congoleum conduct business.

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

Item 3. Defaults Upon Senior Securities

On August 3, 1998, Congoleum issued $100 million 8 5/8% Senior Notes due August 1, 2008 priced at 99.505% to yield 8.70%. The commencement of Congoleum’s Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes. During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” as of September 30, 2009 (see Note F of the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q). During 2007, Congoleum reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 5. Other Information

On November 11, 2009, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2009. A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.3.

Item 6. Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 III	Opinion of the United States District Court for the District of New Jersey, dated August 17, 2009

99.2 IV	Order of the United States District Court for the District of New Jersey, dated August 17, 2009

99.3	Press release dated November 11, 2009

99.4 V
Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of October 22, 2009

99.5 V
Proposed Disclosure Statement with respect to the Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of October 22, 2009

___________________________

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

III	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2009

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 2009

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC. (Registrant)

Date: November 13, 2009	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 III	Opinion of the United States District Court for the District of New Jersey, dated August 17, 2009

99.2 IV	Order of the United States District Court for the District of New Jersey, dated August 17, 2009

99.3	Press release dated November 11, 2009

99.4 V
Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of October 22, 2009

99.5 V
Proposed Disclosure Statement with respect to the Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants’ Committee and the Official Committee of Bondholders for Congoleum Corporation, et al., dated as of October 22, 2009

___________________________

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

III	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2009

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 2009

V	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2009