Form 10-K
period 2009-12-31
AMERICAN BILTRITE INC
filed 2010-03-31
CIK 4611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

57 River Street
Wellesley Hills, MA  02481-2097
(Address of Principal Executive Offices)

(781) 237-6655
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Which Registered

Common Stock, par value $.01 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]    NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]    NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was $2.4 million.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding as of March 15, 2010 was 3,441,531.

Documents Incorporated by Reference – Portions of the proxy statement for the annual meeting of stockholders to be held on May 12, 2010, which will be filed by the registrant within 120 days after December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Factors That May Affect Future Results – Some of the information presented in or incorporated by reference in this report constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. These forward-looking statements are based on the registrant’s expectations, as of the date of this report, of future events. Except as required by applicable law, the registrant undertakes no obligation to update any of these forward-looking statements. Although the registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on any forward-looking statements. Factors that could cause or contribute to the registrant’s actual results differing from its expectations include those factors discussed elsewhere in this report, including in Item 1A (Risk Factors).

PART I

ITEM 1.	BUSINESS

General Development of Business

American Biltrite Inc. (together with, unless the context otherwise indicates, its wholly-owned subsidiaries and K&M Associates L.P., “ABI” or the “Company”) was organized in 1908 and is a Delaware corporation. ABI’s major operations include its Tape Division, a controlling interest in K&M Associates L.P., a Rhode Island limited partnership (“K&M”), and ownership of a Canadian subsidiary, American Biltrite (Canada) Ltd. (“AB Canada”). ABI also presently owns 55% of the outstanding common stock of Congoleum Corporation, a Delaware corporation (“Congoleum”). Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in 2003. On August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s Chapter 11 case remains pending. ABI expects its ownership interest in Congoleum to be eliminated pursuant to the terms of the plan of reorganization for Congoleum pending in the District Court or any future plan or outcome in those proceedings.

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

In 1995, ABI acquired a controlling interest in K&M, a designer, supplier, distributor and servicer of a wide variety of adult, children’s and specialty items of fashion jewelry and related accessories throughout the U.S. and Canada. ABI, through wholly-owned subsidiaries, owns an aggregate 94.5% interest (7% as sole general partner and 87.5% in limited partner interests) in K&M. K&M wholesales its products to mass merchandisers, specialty stores and department stores.

Congoleum is a leading manufacturer of resilient sheet and tile flooring. In 1993, ABI acquired an ownership position in Congoleum in exchange for its U.S. tile business (the “Tile Division”). In 1995, ABI acquired voting control of Congoleum when Congoleum sold a new issue of shares of its Class A common stock to the public which had one vote per share and used the proceeds to redeem most of the two-vote-per-share Class B shares held by the then majority shareholder. ABI’s interest has increased further since then as a result of Congoleum’s repurchases of its common stock combined with open market purchases of Congoleum common stock by ABI. As of December 31, 2009, ABI’s ownership of 151,100 shares of Congoleum’s Class A common stock and 4,395,605 shares of Congoleum’s Class B common stock represented 69.4% of the outstanding equity voting interests of Congoleum.

Congoleum is a defendant in a large number of asbestos-related lawsuits. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. From that filing through 2007, several subsequent plans were negotiated with representatives of the Asbestos Claimants’ Committee (the “ACC”), the Future Claimants’ Representative (the “FCR”) and other asbestos claimant representatives. In addition, an insurance company, Continental Casualty Company, and its affiliate, Continental Insurance Company (collectively, “CNA”), filed a plan of reorganization and the Official Committee of Bondholders (the “Bondholders’ Committee”) (representing holders of Congoleum’s 8 5/8% Senior Notes due August 1, 2008 (the “Senior Notes”)) also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the “Tenth Plan”) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the “Joint Plan”). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle and a term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court in August 2008. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization. In November 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”). In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan. A hearing was held in February 2009 and the Bankruptcy Court granted the insurer’s motion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law (the “Summary Judgment Ruling”) and denying confirmation of the Amended Joint Plan. Pursuant to the ruling, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”). In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Court issued an opinion and order (the “District Court Order”) reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit Court of Appeals (the “Third Circuit”). Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and the applicable insurers have agreed to cause that appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the “Second Amended Joint Plan”) and disclosure statement with the District Court. In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and the New Jersey insurance guaranty associations (the “Multi-Insurer Settlement”). Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court in February 2010. On March 15, 2010, the FCR filed a notice of appeal from the District Court’s February 19, 2010 order that approved Congoleum’s insurance settlement agreement with the St. Paul’s Travelers Entities.

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed a revised plan of reorganization (the “Third Amended Joint Plan”) and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement was filed with the District Court on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC (the “Fourth Amended Joint Plan”). The terms of the Third Amended Joint Plan and Fourth Amended Joint Plan are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010. See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Outside the United States, the Tape Division operates production facilities in Belgium, Italy and Singapore, where bulk tape products are converted into various sizes. Sales offices at the Singapore and Italy locations and sales representative offices in Shanghai, China, Bangkok Thailand and Seoul, South Korea enable quicker response to customer demands in the European and Asian markets. The Company’s wholly-owned Canadian subsidiary, American Biltrite (Canada) Ltd., produces resilient floor tile, rubber tiles and rolled rubber flooring and industrial products (including conveyor belting, truck and trailer splash guards and sheet rubber material) and imports certain rubber and tile products from China for resale. K&M maintains a representative office in China, from which it sources the majority of the products it sells.

ABI owns 50% of Compania Hulera Sula, S.A. de C.V. (“Hulera Sula”), a Honduran corporation, which sells soles, heels, sandals and other footwear products under license from ABI. Hulera Sula in turn owns 100% of Hulera Sacatepequez, S.A., a Guatemalan corporation which manufactures products in Guatemala similar to those of Hulera Sula. Hulera Sula also owns 60% of Fomtex, S.A., a Guatemalan corporation, which manufactures foam mattresses, beds and other foam products. During 2008, the Company wrote off its investment of $850 thousand in Hulera Sula as a result of Hulera Sula’s then recent operating results and the uncertainty in the Company’s ability to recover its investment.

In October 2003, ABI discontinued the operations of its wholly owned subsidiary Janus Flooring Corporation (“Janus Flooring”), which manufactured pre-finished hardwood flooring in Canada. Results from Janus Flooring, including charges resulting from the shutdown, are reported as a discontinued operation in the Company’s consolidated financial statement set forth in Item 8 of this Annual Report on Form 10-K. During 2006, the remaining assets of Janus Flooring were sold, and the discontinued operation was effectively dissolved. As of December 31, 2006, the Company merged Janus Flooring with and into American Biltrite (Canada) Ltd. During 2008, the Company recognized a gain of approximately $1.0 million on the sale of land and building owned by Janus Flooring. The sale of the property occurred in 2006, but the gain was deferred until 2008 upon the final resolution of an environmental matter and receipt of payment on a note receivable from the buyer of the property.

For financial reporting purposes, ABI operates in four industry segments: flooring products (Congoleum), the Tape Division, jewelry (K&M) and the Canadian division (AB Canada). See Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Narrative Description of Business

Marketing, Distribution and Sales The Tape Division’s protective papers and films are sold domestically and throughout the world, principally through distributors, but also directly to certain manufacturers. Other tape products are marketed through the Tape Division’s own sales force and by third-party sales representatives and distributors throughout the world. ABI’s Belgian, Italian and Singapore facilities sell these products throughout Europe and the Far East.

The products of K&M are sold domestically and in Canada through its own direct sales force and through third-party sales representatives. K&M’s business and operations experience seasonal variations. In general, fashion jewelry supply, distribution and service businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M’s working capital needs tend to be greatest in the second and third fiscal quarters as it increases inventories in advance of its peak selling season, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

AB Canada’s floor tile, rubber products and industrial products are marketed principally through distributors. Seasonal variations in the sales and working capital requirements of this division are not significant.

Congoleum currently sells its products through approximately 13 distributors providing approximately 42 distribution points in the United States and Canada, as well as directly to a limited number of mass market retailers. Congoleum considers its distribution network to be very important to maintaining a competitive position. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its customers, the loss of a major customer would have a materially adverse impact on Congoleum’s business, results of operations and financial condition, at least until a suitable replacement is in place. The sales pattern for Congoleum’s products is seasonal, with peaks in retail sales typically occurring during March/April/May and September/October. Orders are generally shipped as soon as a truckload quantity has been accumulated, and backorders can be canceled by the customer without penalty.

Financial information about products that contributed more than 10% of the Company’s consolidated revenue during the last two fiscal years is included in Note 14 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Working Capital and Cash Flow In general, ABI’s working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers, except that K&M does provide pre-approved allowances in the form of markdowns and return authorizations, as may be required by market conditions.

Congoleum produces goods for inventory and sells on credit to customers. Generally, Congoleum’s distributors carry inventory as needed to meet local or rapid delivery requirements. Congoleum’s typical credit terms generally require payment on invoices within 31 days, with a discount available for earlier payment. These practices are typical within the industry.

During 2009, Congoleum paid $8.7 million in fees and expenses (net of recoveries) related to implementation of its planned reorganization under Chapter 11 and litigation with certain insurance companies. ABI understands that Congoleum expects to spend an additional $16.9 million in 2010 on these matters. At December 31, 2009, Congoleum had incurred but not paid approximately $9.5 million in additional fees and expenses for services rendered through that date with respect to these matters. ABI understands that Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof), together with cash from operations, will provide it with sufficient liquidity to operate during 2010 while under Chapter 11 protection. There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility (as extended) will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of financing needed to effectuate the plan and emerge from its Chapter 11 case. Congoleum cannot presently determine the terms of any such financing it might obtain, nor can there be any assurances of its success obtaining it.

In connection with Congoleum’s plan of reorganization, ABI expects to spend $225 thousand in 2010, which is not expected to have a material adverse effect on ABI’s working capital or cash flow. ABI and Congoleum have separate credit facilities which are governed by independent credit agreements, and ABI is generally not otherwise liable for the separate obligations of Congoleum.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Congoleum” in Item 7 of this Annual Report on Form 10-K.

Raw Materials ABI generally designs and engineers its own products. Most of the raw materials required by ABI for its manufacturing operations are available from multiple sources; however, ABI does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI’s cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. Congoleum does not have readily available alternative sources of supply for specific designs of transfer print film, which are produced utilizing print cylinders engraved to Congoleum’s specifications. Although no loss of this source of supply is anticipated, replacement could take a considerable period of time and interrupt production of certain products. Congoleum maintains a raw material inventory and has an ongoing program to develop new sources, which is designed to provide continuity of supply for its raw material requirements. Although the Company and Congoleum have generally not had difficulty in obtaining their requirements for these materials, they have occasionally experienced significant price increases for some of these materials. Although the Company and Congoleum have been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that they may not experience difficulty obtaining supplies and raw materials in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

Competition All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI’s tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers. Included among its competitors are 3M, Nitto Permacel, Ivex/Novasol and R-Tape. AB Canada’s flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada competes with Armstrong World Industries, Inc., Flexco/Roppe, Nora and Mondo and with other manufacturers of alternate floor covering products. In the rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro and WARCO/Biltrite.

The market for Congoleum’s products is highly competitive. Resilient sheet and tile compete for both residential and commercial customers primarily with carpeting, hardwood, melamine laminate and ceramic tile. In residential applications, both tile and sheet products are used primarily in kitchens, bathrooms, laundry rooms and foyers and, to a lesser extent, in playrooms and basements. Ceramic tile is used primarily in kitchens, bathrooms and foyers. Carpeting is used primarily in bedrooms, family rooms and living rooms. Hardwood flooring and melamine laminate are used primarily in family rooms, foyers and kitchens. Commercial grade resilient flooring faces substantial competition from carpeting, ceramic tile, rubber tile, hardwood flooring and stone in commercial applications. Congoleum believes, based upon its market research, that purchase decisions are influenced primarily by fashion elements such as design, color and style, durability, ease of maintenance, price and ease of installation. Both tile and sheet resilient flooring are easy to replace for repair and redecoration and, in Congoleum’s view, have advantages over other floor covering products in terms of both price and ease of installation and maintenance.

Congoleum encounters competition principally from three other manufacturers in North America and, to a lesser extent, foreign manufacturers. In the resilient category, Armstrong World Industries, Inc. has the largest market share. Some of Congoleum’s competitors have substantially greater financial and other resources and access to capital than Congoleum.

K&M competes with other companies that sell similar products on the basis of product pricing and the effectiveness of merchandising services offered. In assessing K&M’s products and services, K&M’s customers tend to focus on margin dollars realized from the customers’ sales of product and return on inventory investment needed to be made by the customer in order to generate sales. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, including Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Patents and Trademarks ABI and its subsidiaries own many trademarks, including the Congoleum brand name, the AB® logo, TransferRite®, ProtecRite®, Autowrap®, Ideal Seal®, Therm-X®, and Ideal® at the Tape Division, Estrie®, AB Colors Plus® Dura-Shield® and Transseal® at AB Canada, and Amtico®, which is used solely in the Canadian market. These trademarks are important for the Company in maintaining a competitive position. K&M also licenses the Guess?®, Ellen Tracy®, Panama Jack®, Rocawear®, Its Happy Bunny®, and Peanuts® trademarks as well as certain other trademarks for use with its jewelry products. The licensing agreements are subject to expiration dates and other termination provisions, and the licensor or the Company may choose not to extend or renew certain agreements. The Company has an ongoing program seeking additional or replacement licenses. The Company also believes that patents and know-how play an important role in maintaining competitive position. Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, to the extent addressing matters related to royalties, is incorporated by reference herein.

Research and Development Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $4.2 million and $6.0 million, on a consolidated basis, for 2009 and 2008, respectively.

Key Customers For the year ended December 31, 2009, two customers of Congoleum accounted for over 10% of ABI’s consolidated net sales. The two customers together accounted for 60% of Congoleum’s net sales of $134.9 million. These customers are Congoleum’s distributor to the manufactured housing market, LaSalle-Bristol, and its largest retail distributor, Mohawk Industries, Inc. No other customer accounted for more than 10% of ABI’s consolidated sales. The loss of one or both of these customers would have a material adverse effect on Congoleum’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

K&M’s top three customers in terms of net sales in 2009 together accounted for 52% of K&M’s net sales. The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Sales to five unaffiliated customers of the Tape Division together constitute approximately 22% of the net sales for the Tape Division. The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division’s business, results of operations and financial condition.

Sales to five unaffiliated customers of AB Canada together constitute approximately 25% of the net sales for AB Canada. The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on AB Canada’s business, results of operations and financial condition.

AB Canada’s sales to Congoleum accounted for approximately 5% of AB Canada’s net sales in 2009. The loss of Congoleum’s business would have a significant, adverse effect on AB Canada’s revenue. These intercompany sales are eliminated from the Company’s consolidated financial statements, in accordance with generally accepted accounting principles. See Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Backlog The dollar amount of backlog of orders believed to be firm as of December 31, 2009 and 2008 was $15.4 million and $15.8 million, respectively. It is anticipated that all of the backlog as of December 31, 2009 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

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

ABI and its subsidiaries, including Congoleum, have historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) and Note 8 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. ABI and Congoleum will continue to be required to expend amounts in the future, due to the nature of past activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, however, ABI is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company and Congoleum to expend significant amounts. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. ABI and Congoleum believe that compliance with existing federal, state, local and foreign provisions will not have a material adverse effect upon their financial positions nor do ABI and Congoleum expect to incur material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Employees As of December 31, 2009, ABI and its subsidiaries employed approximately 1,100 people. Substantially all of ABI’s and its subsidiaries’ employees are employed on a full time basis.

Financial Information about Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is in Note 14 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. The Company’s consolidated export sales from the United States were $26.2 million in 2009 and $28.5 million in 2008.

Available Information

The Company is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended, and files annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission pursuant to those requirements. The public may read and copy any materials that the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, the Securities and Exchange Commission maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the Securities and Exchange Commission. The public can obtain any documents that the Company files with the Securities and Exchange Commission at http://www.sec.gov.

Congoleum is also subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to those requirements. Such reports, proxy statements and other information filed by or in connection with Congoleum with the Securities and Exchange Commission (the “Congoleum Reports”) are available from the Securities and Exchange Commission in a similar manner as are the reports, proxy statements and other information filed by the Company with the Securities and Exchange Commission. The Company is providing this information regarding the availability of Congoleum Reports for informational purposes only. The Congoleum Reports are expressly not incorporated into or made a part of this report or any other reports, statements or other information filed by the Company with the Securities and Exchange Commission or otherwise made available by the Company. The Company expressly disclaims any liability for information disclosed or omitted in the Congoleum Reports and, except as required by the federal securities laws, expressly disclaims any obligation to update or correct any information included in the Congoleum Reports.

Item 1A.        RISK FACTORS

The Company and its majority-owned subsidiary Congoleum have significant asbestos liability and funding exposure, and the Company’s and Congoleum’s strategies for resolving this exposure may not be successful. Any plan of reorganization for Congoleum is expected to result in elimination of the interests of Congoleum’s equity holders, including the Company.

As more fully set forth in Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, the Company and Congoleum have significant liability and funding exposure for asbestos personal injury claims. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On August 17, 2009, the District Court withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s Chapter 11 case remains pending.

An amended joint plan of reorganization for Congoleum proposed by the ACC, the FCR, the Bondholders’ Committee and Congoleum was filed in the District Court, which plan is referred to elsewhere in this Annual Report on Form 10-K as the “Fourth Amended Joint Plan.” While Congoleum believes that the Fourth Amended Joint Plan has sufficient creditor support to be confirmed, there can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization for Congoleum, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization. In addition, certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit. Although those insurers have agreed to cause that appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order, there can be no assurance that such order will become a final order, that such appeal will be dismissed or that the District Court Order will not be reversed by the Third Circuit or other court having authority over the matter.

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well as the bankruptcy proceedings generally. In addition, for a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

Under the terms of the Fourth Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated. ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

ABI has certain intercompany claims against and arrangements with Congoleum. The Fourth Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum, which would be effective if and when the Fourth Amended Joint Plan takes effect and which ABI currently expects would have a term of two years. The Fourth Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and ABI. Although the form of the new agreement has not yet been filed with the District Court, the current proposed plan on file with the District Court contemplates that the form of the new agreement will be filed as a plan supplement. ABI currently expects that the form of the new agreement to be filed with the District Court will be substantially similar to the forms of that new agreement filed with recent prior proposed plans of reorganization for Congoleum and include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on June 30, 2010, unless renewed. In addition, under the terms of the Fourth Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI’s contribution to Congoleum in 1993 of ABI’s tile division, and the joint venture agreement itself, would be deemed rejected and disallowed upon the effective date of the Fourth Amended Joint Plan, and therefore eliminated. The Fourth Amended Joint Plan’s proposed rejection and disallowance of the joint venture agreement and ABI’s claims thereunder including any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum’s Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Fourth Amended Joint Plan became effective. There can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum. Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Fourth Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI’s claims and interests and other business relationships with reorganized Congoleum.

In addition, in view of ABI’s relationships with Congoleum, ABI will be affected by Congoleum’s negotiations regarding, and its pursuit of, any plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum’s business, results of operations or financial condition and could have a material adverse effect on ABI’s business, results of operations or financial condition.

The Company has its own direct asbestos liability as well. The Company’s strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis. To date, the Company’s insurers have funded substantially all of the Company’s liabilities and expenses related to its asbestos liability under the Company’s applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future pursuant to an umbrella/first-layer excess policies arrangement between the Company and the applicable insurance carriers. It is possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos, that the policies providing coverage under the umbrella/first-layer excess policies arrangement will exhaust, or that the carriers responsible for such policies may at some future date be unwilling or unable to fund coverage under the policies or that arrangement. If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies, ABI may have to fund such liabilities, which could have a material adverse effect on ABI’s business, results of operations or financial condition.

As a result of Congoleum’s significant liability and funding exposure for asbestos claims, there can be no assurance that if Congoleum were to incur any unforecasted or unexpected liability or disruption to its business or operations it would be able to withstand that liability or disruption and continue as an operating company. Any significant increase of the Company’s asbestos liability and funding exposure would likely have a material adverse effect on the Company’s business, operations and financial condition and possibly its ability to continue as a going concern.

In the past, federal legislation has been proposed which would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. In light of the numerous uncertainties surrounding this and other possible asbestos legislation in the United States, ABI does not know what effects any such legislation, if adopted, may have upon its or Congoleum’s businesses, results of operations or financial conditions, or upon any plan of reorganization for Congoleum.

For further information regarding the Company’s and Congoleum’s asbestos liability, insurance coverage and strategies to resolve that asbestos liability, see Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Part II, Item 8 and Part II, Item 9, respectively, of this Annual Report on Form 10-K.

Elimination of the Company’s equity interests in Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum and ABI’s business, operations and financial condition.

ABI expects that its ownership interest in Congoleum will be eliminated under any plan or outcome in Congoleum’s Chapter 11 case. There can be no assurances as to the ownership structure under the terms of any reorganization plan for Congoleum that may be proposed, including the Fourth Amended Joint Plan, or how such structure and any other change in ownership and control may affect reorganized Congoleum’s business, operations and financial condition, or its future relationships with ABI.

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum. Agreements for these current intercompany arrangements expire on June 30, 2010, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first. It is not known whether ABI, Congoleum and the other parties in interest would agree to extend the term of these arrangements if a plan of reorganization for Congoleum is not effective by June 30, 2010, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be. ABI currently expects that the terms of the Fourth Amended Joint Plan will provide for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Fourth Amended Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Fourth Amended Joint Plan. The Fourth Amended Joint Plan provides that the new agreement would be in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and ABI. Although the form of the new agreement has not yet been filed with the District Court, the current proposed plan on file with the District Court contemplates that the form of the new agreement will be filed as a plan supplement. ABI currently expects that the form of the new agreement to be filed with the District Court will be substantially similar to the forms of that new agreement filed with recent prior proposed plans of reorganization for Congoleum and include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. Those prior forms of new agreement provided that ABI’s current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI’s current president and chief operating officer during normal working hours and on an annual basis, and ABI’s current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50% of his time during normal working hours and on an annual basis. Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum or otherwise could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

The Company relies on debt financing to fund its business, operations and working capital needs, it has had to amend its debt agreements in the past in order to avoid being in default under those agreements and may have to do so again in the future, and the Company’s ability to obtain additional financing may be limited.

The Company relies on borrowings under its revolving and letter of credit facilities to fund its working capital requirements and operations. The credit agreement governing that credit facility requires the Company to satisfy certain financial and other covenants. In the past, the Company has had to amend its debt agreements in order to avoid defaulting under those agreements as a result of failing to satisfy certain financial covenants contained in those agreements. Most recently, the Company amended the credit agreement in March 2010 to reduce the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the credit agreement, and further provide that meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the credit agreement was at least $6 million for 30 consecutive days. Although the Company currently anticipates it will be able to comply with its covenants under its credit agreement, as amended, due to economic or other conditions or reasons, the Company may in the future fail to comply with its covenants. If that were to occur, the Company would likely need to obtain a waiver of such covenant breach from the lenders or enter into an amendment to the credit agreement to address the covenant breach. There can be no assurance that the Company would be successful in obtaining any such waiver or entering into any such amendment.

If an event of default under the credit agreement were to occur, the lenders could cease to make borrowings available under the credit facilities and require the Company to repay all amounts outstanding under the credit agreement. If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, under the terms of the credit agreement, the Company’s ability to obtain additional debt financing is limited. Moreover, since the Company and its subsidiaries have already granted security interests in most of their assets, the Company’s ability to obtain any additional debt financing may be limited. Further, in light of the difficult conditions in the global credit markets, credit may be more expensive and difficult to obtain, which if such conditions continue, may further limit the availability of any additional financing for the Company.

If a lender under the Company’s credit facilities fails to fund a request by the Company to borrow money under that credit facility, the Company’s business, results of operations or financial condition may be materially adversely affected.

The Company and Congoleum sell their products on credit and their customers may fail to pay, or they may extend the payment period, for products sold to them on credit.

The Company and Congoleum sell their products on credit. Customers purchasing goods on credit from the Company or Congoleum may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit, which may result in an increased investment in accounts receivable by the Company or Congoleum. In light of the recent difficult economic and industry conditions, the risk that the Company and Congoleum may realize an increased investment in accounts receivable may be greater. To the extent the Company and Congoleum are unable to collect receivables owed to them in a timely fashion, increased demands may be placed on their respective working capital, which could have a material adverse effect on their respective businesses, results of operations or financial condition.

The Company may not be able to maintain its listing with the NYSE Amex LLC.

On May 28, 2009, the Company received written notice from the NYSE Amex LLC (the "NYSE Amex") indicating that the Company does not meet certain of the continued listing standards of the NYSE Amex. Specifically, the notice stated that the Company is not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, with stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. On or about June 29, 2009, the Company submitted a plan for compliance with the continued listing standards with the NYSE Amex, and on August 31, 2009, the Company received a letter from the NYSE Amex indicating that the Amex had accepted the plan submitted by the Company to regain compliance with certain continued listing standards, and would extend the deadline for meeting those standards to November 29, 2010. The Company’s listing on the Amex is being continued pursuant to this extension. Although the Company was granted an extension by the NYSE Amex until November 29, 2010 to comply with the applicable listing standards, the NYSE Amex may still initiate delisting proceedings, including if it believes that the Company fails to show sufficient progress consistent with its plan for compliance or if the Company fails to comply with other NYSE Amex listing standards. There can be no assurance that the Company will be able to maintain its listing with the NYSE Amex. If the Company's common stock is delisted, the market for the Company's common stock may be significantly adversely affected, including as a result of possible less liquidity which generally occurs for securities traded in the over-the-counter market as compared with securities traded on a national securities exchange, difficulty reselling shares at prices quoted in the market or at all, broader market fluctuations, and depressed share price. In addition, a delisting may make it difficult for the Company to issue additional securities for financing or other purposes, or to otherwise arrange for any financing the Company may need in the future.

The Company and its majority-owned subsidiary Congoleum may incur substantial liability or be required to expend significant amounts for environmental claims and compliance matters, including possible climate change related matters.

Due to the nature of the Company’s and its majority-owned subsidiary Congoleum’s businesses and certain of the substances which are or have been used, produced or discharged by them, the Company’s and Congoleum’s operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations. The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company and Congoleum-owned sites. The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at their facilities, in order to comply with existing environmental laws, and those amounts may be substantial. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company and Congoleum to expend significant amounts. Further, legislation and regulations that limit carbon emissions may cause the Company’s and Congoleum’s energy costs at their facilities to increase. Although the Company and Congoleum believe that those amounts should not have a material adverse effect on their respective financial positions, except as disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K,, there is no certainty that these amounts will not have a material adverse effect on their respective financial positions because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies.

Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company or Congoleum to modify or curtail their operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum, may incur substantial liability for other product and general liability claims.

In the ordinary course of their businesses, the Company and its majority-owned subsidiary Congoleum become involved in lawsuits, administrative proceedings, product liability claims and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. These matters could have a material adverse effect on the Company’s business, results of operations or financial condition if the Company or Congoleum, as applicable, is unable to successfully defend against or settle these matters, and its insurance coverage is insufficient to satisfy judgments against it or settlements relating to these matters, or the Company or Congoleum, as applicable, is unable to collect insurance proceeds relating to these matters.

The Company and its majority-owned subsidiary Congoleum are dependent upon a continuous supply of raw materials from third party suppliers and would be harmed if there were a significant, prolonged disruption in supply or increase in their raw material costs or other costs of sales, such as energy costs.

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products. Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase the Company’s cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company’s business, results of operations or financial condition. The Company’s majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum’s specifications. Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company’s business, results of operations or financial condition. The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials.

Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins. In addition, raw material and energy costs have been volatile, including over the past few years during which historic highs for these costs have been experienced, particularly during the first half of 2008, which has negatively impacted the Company’s and Congoleum’s businesses and operating results. Although raw material and energy costs have recently declined from those historic high levels, they have generally increased recently. In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company and Congoleum. In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

The Company and its majority-owned subsidiary Congoleum operate in highly competitive markets and some of their competitors have greater resources, and in order to be successful, the Company and Congoleum must keep pace with and anticipate changing customer preferences.

The market for the Company’s and its majority-owned subsidiary Congoleum’s products and services is highly competitive. Some of their respective competitors have greater financial and other resources and access to capital. Furthermore, to the extent any of the Company’s or Congoleum’s competitors make a filing under Chapter 11 of the Bankruptcy Code and emerge from bankruptcy as continuing operating companies that have shed much of their pre-filing liabilities, those competitors could have a cost competitive advantage over Congoleum. In addition, in order to maintain their competitive positions, the Company and Congoleum may need to make substantial investments in their businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for their products and in the loss of market share for their products. Moreover, due to the competitive nature of their industries, they may be commercially restricted from raising or even maintaining the sales prices of their products, which could result in the incurrence of significant operating losses if their expenses were to increase or otherwise represent an increased percentage of sales.

The markets in which the Company and Congoleum compete are characterized by frequent new product introductions and changing customer preferences. There can be no assurance that the Company’s and Congoleum’s existing products and services will be properly positioned in the market or that the Company and Congoleum will be able to introduce new or enhanced products or services into their respective markets on a timely basis, or at all, or that those new or enhanced products or services will receive customer acceptance. The Company’s and Congoleum’s failure to introduce new or enhanced products or services on a timely basis, keep pace with industry or market changes or effectively manage the transitions to new products, technologies or services could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum are subject to general economic conditions and conditions specific to their respective industries.

Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business. The downturn in the housing industry has resulted in reduced demand for the Company’s and Congoleum’s products. The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division’s products. In addition, the decline in consumer and retailer spending has resulted in reduced demand for K&M’s products. Forecasts generally call for a gradual recovery, with some risk of a “double-dip” recession, in the United States, including in the industries in which the Company and Congoleum conduct business.

The Company expects economic conditions may continue to negatively impact the Company’s and Congoleum’s businesses and operations and that the extent of that impact will depend on the speed, extent and sustainability of any economic recovery.

In addition, raw material and energy costs have been volatile, including over the past few years during which historic highs for these costs have been experienced, particularly during the first half of 2008, which has negatively impacted the Company’s and Congoleum’s businesses and operating results. Although raw material and energy costs have recently declined from those historic high levels, they have generally increased recently. In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company and Congoleum. In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

The Company and its majority-owned subsidiary Congoleum could realize shipment delays, depletion of inventory and increased production costs resulting from unexpected disruptions of operations at any of the Company’s or Congoleum’s facilities.

The Company’s and its majority-owned subsidiary Congoleum’s businesses depend upon their ability to timely manufacture and deliver products that meet the needs of their customers and the end users of their products. If the Company or Congoleum were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains. Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company’s Tape Division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 22% of the Company’s Tape Division’s net sales for the year ended December 31, 2009. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company’s Canadian Division sells its products through distributors and a direct sales force. Sales to five unaffiliated customers accounted for approximately 25% of the Canadian Division’s net sales for the year ended December 31, 2009. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company’s majority-owned subsidiary Congoleum principally sells its products through distributors. Although Congoleum has more than one distributor in some of its distribution territories and actively manages its credit exposure to its distributors, the loss of a major distributor could have a material adverse impact on the Company’s business, results of operations, or financial condition. Congoleum derives a significant percentage of its sales from two of its distributors. These two distributors accounted for approximately 60% of Congoleum’s net sales for the year ended December 31, 2009. The loss of one or both of these customers would have a material adverse effect on Congoleum’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s consolidated results of operations.

The Company’s subsidiary K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M’s customers accounted for approximately 52% of its net sales for the year ended December 31, 2009. The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses, and the loss of any of these executives would likely harm the Company’s business.

The Company and its majority-owned subsidiary Congoleum depend on key executives to run their businesses. In particular, three of the persons that serve as key executives at the Company also serve as key executives at Congoleum. The Company’s future success will depend largely upon the continued service of these key executives, all of whom have no employment contract with the Company or Congoleum, as applicable, and may terminate their employment at any time without notice. Although certain key executives of the Company and Congoleum are, directly or indirectly, large shareholders of the Company or Congoleum, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to perform in his current position, could have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2009, ABI and its subsidiaries owned ten manufacturing plants and a jewelry distribution center (located in Providence, Rhode Island) and leased office and warehousing space as follows:

Location	Square Feet	Owned Or Leased	Industry Segment For Which Properties Used

Trenton, NJ	1,050,000	Owned	Flooring products

Marcus Hook, PA	1,000,000	Owned	Flooring products

Trenton, NJ	282,000	Owned	Flooring products

Finksburg, MD	107,000	Owned	Flooring products

Mercerville, NJ	47,000	Leased	Flooring products

Sherbrooke, Quebec	379,000	Owned	Canadian division

Moorestown, NJ	226,000	Owned	Tape products

Lowell, MA	57,000	Owned	Tape products

Billerica, MA	30,000	Leased	Tape products

Renaix, Belgium	84,000	Owned	Tape products

Singapore	32,000	Owned	Tape products

Providence, RI	103,000	Owned	Jewelry products

New York, NY, and Yiwa and Qingdao, China	11,000	Leased	Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than a mortgage on a property in Singapore securing outstanding debt in an amount equal to approximately 40% of the original cost of the property, and under the terms of ABI’s and Congoleum’s principal debt agreements, pursuant to which ABI and Congoleum have granted security interests in the owned properties in Massachusetts, New Jersey, Maryland, Pennsylvania and Sherbrooke, Quebec.  ABI believes that all of its and its subsidiaries’ properties are in good condition and have been well maintained and that these properties are suitable and adequate for the Company’s present purposes.

It is estimated that during 2009, ABI’s and its subsidiaries’ plants for the manufacture of floor covering products operated at approximately 39% of aggregate capacity, its plants for the manufacture of tape products operated at approximately 46% of aggregate capacity and the Canadian division operated at approximately 59% of aggregate capacity.  All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3.	LEGAL PROCEEDINGS

ABI has been named by the Environmental Protection Agency as a Potentially Responsible Party (“PRP”) within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, as to six sites in five separate states.    In addition, ABI has been named a PRP by the State of Maine’s Department of Environmental Protection with regard to two sites in Maine.  Note 8 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, to the extent related to legal proceedings, is incorporated by reference herein.

ABI has recorded a reserve of approximately $4.0 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,193 pending claims involving approximately 1,739 individuals as of December 31, 2009.  These claims relate to products of the Company’s former Tile Division, which ABI contributed to Congoleum.  The claimants allege personal injury from exposure to asbestos or asbestos-containing products.  The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  Projecting future asbestos claims costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs.  The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2015 was $17.7 million to $62.0 million as of December 31, 2009.  The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $17.7 million in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at December 31, 2009, which has been included in other assets.  The estimated amount of insurance that is probable of recovery depends on the liability estimate as well as a number of additional factors, including the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  The recorded liability and related insurance asset do not include any related defense costs.  Defense costs are typically paid in addition to the indemnity limits under the primary layer insurance policies, while certain excess layer policies pay them within policy limits and other excess layer policies pay them in addition to policy limits.  Defense costs historically paid by ABI’s carriers have been approximately 150% of the related indemnity costs on average.

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

Congoleum is a defendant in a large number of asbestos-related lawsuits.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, an insurance company, CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the Tenth Plan) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the Joint Plan).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle and a term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the Litigation Settlement) was entered into by those parties and was filed with the Bankruptcy Court in August 2008.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  In November 2008, Congoleum, the ACC and the Bondholders’ Committee filed the Amended Joint Plan.  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan.  A hearing was held in February 2009 and the Bankruptcy Court granted the insurer’s motion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law (the Summary Judgment Ruling) and denying confirmation of the Amended Joint Plan.  Pursuant to the ruling, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the Order of Dismissal).  In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court.  In August 2009, the District Court issued the District Court Order reversing the Order of Dismissal.  With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification.  The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing.  In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and the applicable insurers have agreed to cause the appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the Second Amended Joint Plan) and disclosure statement with the District Court.  In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and the New Jersey insurance guaranty associations (the Multi-Insurer Settlement).  Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims.  The Multi-Insurer Settlement was approved by the District Court in February 2010.  On March 15, 2010, the FCR filed a notice of appeal from the District Court’s February 19, 2010 order that approved Congoleum’s insurance settlement agreement with the St. Paul’s Travelers Entities.

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court.  In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement,  the Fourth Amended Joint Plan, was filed with the District Court on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC. The terms of the Third Amended Joint Plan and Fourth Amended Joint Plan are substantially similar to those of the Second Amended Joint Plan.  On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.  See Notes 1 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from  the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective,  or that there will be  sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  In addition, certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  Although those insurers have agreed to cause that appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order, there can be no assurance that such order will become a final order, that such appeal will be dismissed or that the District Court Order will not be reversed by the Third Circuit or other court having authority over the matter.

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.  In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well as the bankruptcy proceedings generally.  In addition, for a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

Congoleum, pursuant to administrative consent orders entered in 1986 and in connection with a prior restructuring, is in the process of implementing cleanup measures at its Trenton sheet facility.  ABI had also entered a similar consent order with regard to its former Trenton tile facility.  Congoleum agreed to be financially responsible for the clean-up of the Trenton tile facility as part of ABI’s contribution to Congoleum of ABI’s former Tile Division.  See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

Together with a large number (in most cases, hundreds) of other companies, Congoleum is named as a PRP Potentially Responsible Party within the meaning of that term under the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended, in pending proceedings under that law and similar state laws.  See Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about these matters.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock is traded on the NYSE Amex (ticker symbol: ABL). At the close of business on March 15, 2010, the closing price of the Common Stock was $3.35 per share and the approximate number of record holders was 245. High and low sales prices for ABI’s Common Stock for each quarter over the last two years were:

	Sale Prices of Shares of Common Stock
	2009		2008
Quarter Ended	High	Low	High	Low

March 31	$2.24	$0.25	$7.50	$4.25
June 30	1.67	1.08	7.65	4.23
September 30	1.60	1.09	5.59	4.00
December 31	1.82	1.02	4.80	1.38

No dividends on the Common Stock were declared during 2009 or 2008. The Company’s principal credit agreement restricts the ability of the Company to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries” set forth in Item 7 of this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	536,500	$ 8.14	346,520
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	536,500	8.14	346,520(1)

(1)
Includes 283,020 shares of Common Stock available for issuance under the Company’s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 and further amended on May 6, 2008. In addition to stock options, awards under that plan, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock awards specified in the plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards under that plan.

Congoleum maintains separate equity compensation plans.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business. The downturn in the housing industry has resulted in reduced demand for the Company’s and Congoleum’s products. The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division’s products. In addition, the decline in consumer and retailer spending has resulted in reduced demand for K&M’s products. Forecasts generally call for a gradual economic recovery, with some risk of a “double-dip” recession, in the United States, including in the industries in which the Company and Congoleum conduct business. The Company expects the current and forecasted economic conditions to continue to negatively impact the Company’s and Congoleum’s businesses and operations and that the extent of that impact will depend on the speed, extent and sustainability of the global economic recovery.

In addition, raw material and energy costs have increased sharply in the past, particularly during the first half of 2008, which has negatively impacted the Company’s and Congoleum’s businesses and operating results. Although raw material and energy costs have since declined, it is not known whether raw material and energy prices will remain lower or will revert to increasing price levels. In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

Although the Company and Congoleum have recently implemented reductions in their expenses, there can be no assurance that they will be able to sustain those expense reductions.

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum. However, under the terms of the Fourth Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated. ABI expects its ownership interest in Congoleum to be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Congoleum is a defendant in a large number of asbestos-related lawsuits. On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization. In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives. In addition, two insurance companies, together referred to as CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization. In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions. Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the Tenth Plan) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law. In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan. In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement. After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the Joint Plan). The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures. Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections. In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112. Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008. Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle and a term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the Litigation Settlement) was entered into by those parties and was filed with the Bankruptcy Court in August 2008. Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization. The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization. In November 2008, Congoleum, the ACC and the Bondholders’ Committee filed the Amended Joint Plan. In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan. A hearing was held in February 2009 and the Bankruptcy Court granted the insurer’s motion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law (the Summary Judgment Ruling) and denying confirmation of the Amended Joint Plan. Pursuant to the ruling, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the Order of Dismissal). In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court. In August 2009, the District Court issued the District Court Order reversing the Order of Dismissal. With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification. The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing. In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit. Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and the applicable insurers have agreed to cause the appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the “Second Amended Joint Plan”) and disclosure statement with the District Court. In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and the New Jersey insurance guaranty associations (the Multi-Insurer Settlement). Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims. The Multi-Insurer Settlement was approved by the District Court in February 2010. On March 15, 2010, the FCR filed a notice of appeal from the District Court’s February 19, 2010 order that approved Congoleum’s insurance settlement agreement with the St. Paul’s Travelers Entities.

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court. In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement, the Fourth Amended Joint Plan, was filed with the District Court on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC. The terms of the Third Amended Joint Plan and Fourth Amended Joint Plan are substantially similar to those of the Second Amended Joint Plan. On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

ABI has certain intercompany claims against and arrangements with Congoleum. The Fourth Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum, which would be effective if and when the Fourth Amended Joint Plan takes effect and which ABI currently expects would have a term of two years. The Fourth Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and ABI. Although the form of the new agreement has not yet been filed with the District Court, the current proposed plan on file with the District Court contemplates that the form of the new agreement will be filed as a plan supplement. ABI currently expects that the form of the new agreement to be filed with the District Court will be substantially similar to the forms of that new agreement filed with recent prior proposed plans of reorganization for Congoleum and include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on June 30, 2010, unless renewed. In addition, under the terms of the Fourth Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI’s contribution to Congoleum in 1993 of ABI’s tile division, and the joint venture agreement itself, would be deemed rejected and disallowed upon the effective date of the Fourth

Amended Joint Plan, and therefore eliminated. The Fourth Amended Joint Plan’s proposed rejection and disallowance of the joint venture agreement and ABI’s claims thereunder including any unfunded indemnification claims ABI may have had prepetition and during the pendency of Congoleum’s Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Fourth Amended Joint Plan became effective. There can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum. Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Fourth Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI’s claims and interests and other business relationships with reorganized Congoleum.

In addition, in view of ABI’s relationships with Congoleum, ABI will be affected by Congoleum’s negotiations regarding, and its pursuit of, any plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum’s business, results of operations or financial condition and could have a material adverse effect on ABI’s business, results of operations or financial condition.

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that there will be sufficient funds to pay for continued proceedings with respect to any plan of reorganization. In addition, certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit. Although those insurers have agreed to cause that appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order, there can be no assurance that such order will become a final order, that such appeal will be dismissed or that the District Court Order will not be reversed by the Third Circuit or other court having authority over the matter.

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan. Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained. In order to obtain confirmation of any reorganization plan, Congoleum will need sufficient funds to pay for the continued litigation with these insurers as well as the bankruptcy proceedings generally. In addition, for a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. Congoleum cannot presently determine the terms of such financing, nor can there be any assurances of its success obtaining it.

ABI estimates that it will spend an additional $225 thousand for legal fees in 2010, which it has accrued, in connection with Congoleum’s reorganization plan. Actual costs for pursuing and implementing the Fourth Amended Joint Plan or any plan of reorganization could be materially higher, and Congoleum and the Company may record significant additional charges should the minimum estimated cost increase.

In addition, ABI is also a defendant in a number of asbestos-related lawsuits in addition to those brought against Congoleum. See Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. These matters could have a material adverse impact on the Company’s business, results of operations or financial condition.

During 2003, the Company decided to discontinue the operations of its Janus Flooring Corporation subsidiary, a manufacturer of pre-finished hardwood flooring, and sell the related assets. Results of Janus Flooring, including charges resulting from the shutdown, are being reported as a discontinued operation. During 2006, the remaining assets of Janus Flooring were sold, and the discontinued operation was effectively dissolved. As of December 31, 2006, the Company merged Janus Flooring with and into AB Canada. During 2008, the Company recorded a gain of $1.0 million related to the sale of a building and land of the discontinued operation.

Due to Congoleum’s reorganization and separate capital structure, as well as the anticipated elimination of ABI’s ownership interest in Congoleum, the Company believes that presenting the results of operations of ABI and its non-debtor subsidiaries separately from those of Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

Results of Operations

ABI and Non-Debtor Subsidiaries

	2009		2008
	(In thousands of dollars)

Net sales	$173,008		$202,449
Cost of sales	128,069		151,814
Gross profit	44,939	26.0%	50,635	25.0%
Selling, general & administrative expenses	48,308	27.9%	53,316	26.3%
Impairment charges	-		12,899
Loss from operations	(3,369)		(15,580)
Interest expense, net	(1,064)		(1,612)
Other income, net	670		869
Loss before taxes and other items	(3,763)		(16,323)
Provision for (benefit from) income taxes	62		(677)
Net loss	(3,825)		(15,646)
Noncontrolling interests	(83)		157

Loss from continuing operations	$(3,908)		$(15,489)

Net sales for the year ended December 31, 2009 were $173.0 million, a decrease of $29.4 million from sales of $202.4 million in 2008. Tape segment sales decreased $14.5 million or 16.1% due to lower sales volume of transfer paper, protective films, electrical tapes and HVAC products, partly offset by an increase in automotive products. Canadian segment sales decreased $11.4 million or 20.1% due to lower sales of industrial products, flooring and the effect of currency translation. Jewelry segment sales decreased $3.5 million or 6.3% due to lower shipments to department stores.

Gross profit was 26.0% of net sales in 2009 compared to 25.0% in 2008. Tape segment gross margins improved by 0.6 percentage points of net sales primarily due to manufacturing cost reductions. Canadian division gross margins declined by 0.2 percentage points of net sales as lower margins on industrial products partly offset improved margins on flooring. Jewelry segment margins improved by 2.4 percentage points of net sales due to improved sourcing and lower freight costs.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company’s gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2009 and 2008 would have been 25.4% and 23.9%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2009 were $48.3 million, down from $53.3 million in 2008. Tape division selling, general and administrative expenses decreased $2.1 million primarily due to headcount reductions and lower spending on travel, entertainment, and advertising. Selling, general and administrative expenses decreased $2.5 million at the Canadian division mainly due to lower freight and commissions, as well as the impact of currency translation. Jewelry segment selling, general and administrative expenses decreased by $3.5 million from 2008 to 2009 primarily due to headcount reduction programs and other expense cuts. In addition, corporate expenses not allocated to operations were significantly higher in 2009 than 2008 due to expenses in connection with a refinancing and provisions for legacy environmental matters.

During 2008, the Company evaluated the recovery of goodwill and certain other capitalized intangibles related to the Jewelry segment in light of that segment’s recent operating performance, the economic environment, and market value conditions for similar businesses. Based on that evaluation, a non-cash impairment charge of $12.0 million was recorded in the fourth quarter of 2008 which wrote off all goodwill and capitalized intangibles of the Company. The Company also evaluated the recovery of its investment in Hulera Sula in light of Hulera Sula’s operating losses for 2008 and 2007. A non-cash impairment charge of $850 thousand was recorded in 2009 to write off the Company’s investment in Hulera Sula.

Net interest expense of $1.1 million for 2009 was down $548 thousand as a result of lower debt levels.

The effective tax rates for 2009 and 2008 were not significant due primarily to the establishment of valuation allowances against net operating loss carry forwards and other deferred tax assets, which may not be recovered by ABI in future periods due to the uncertainty regarding ABI’s ability to generate sufficient taxable income.

The Company incurred a loss of $3.9 million from continuing operations for 2009 compared with a loss of $15.5 million in 2008 with the change due to the $12.9 million non-cash impairment charge in 2008 coupled with the changes in operating results.

Congoleum

	2009		2008
	(In thousands of dollars)

Net sales	$134,917		$172,644
Cost of sales	114,236		142,032
Gross profit	20,681	15.3%	30,612	17.7%
Selling, general & administrative expenses	30,143	22.3%	35,397	20.5%
Asbestos-related reorganization expenses	5,244		11,491
Loss from operations	(14,706)		(16,276)
Interest (expense) income, net	(227)		857
Other expense, net	(96)		(970)
Loss before income taxes	(15,029)		(16,389)
Provision for (benefit from) income taxes	140		(1,768)

Net loss	$(15,169)		$(14,621)

Net sales for the year ended December 31, 2009 totaled $134.9 million as compared to $172.6 million for the year ended December 31, 2008, a decrease of $37.7 million or 21.9%. The decrease in sales resulted primarily from lower sales to the manufactured housing industry coupled with continued demand weakness in the new construction and remodeling markets reflecting the economic slowdown and tight credit conditions. The decreases were partially mitigated by selling price increases instituted in late 2008 (averaging 2%) and new product introductions during the fourth quarter of 2009.

Gross profit for the year ended December 31, 2009 totaled $20.7 million, or 15.3% of net sales, compared to $30.6 million, or 17.7% of net sales, for the year ended December 31, 2008. The lower gross margin dollars and percentage were primarily a result of the negative impact of lower production volumes over which to spread fixed manufacturing overhead, partially offset by cost reduction programs instituted during the year, improved plant efficiencies and a more favorable product mix.

Selling, general and administrative expenses were $30.1 million for the year ended December 31, 2009 as compared to $35.4 million for the year ended December 31, 2008, a decrease of $5.3 million. The reduction in operating expenses reflects workforce reductions implemented in March 2009 coupled with non-recurring merchandising costs in 2008 associated with launching a mass-merchandiser program. This was partially offset by higher pension expense included in selling, general and administrative expenses of $2.8 million.

Based on the terms of the Fourth Amended Joint Plan, in the fourth quarter of 2009, Congoleum recorded an additional $5.2 million provision for estimated costs for completing the reorganization proceedings. In the third quarter of 2008 Congoleum had recorded an $11.5 million charge based on its then-current proposed reorganization plans.

The loss from operations, excluding the reorganization charges, was $9.5 million for the year ended December 31, 2009 compared to a loss from operations of $4.8 million for the year ended December 31, 2008, an increase of $4.7 million. This change in operating loss was a result of lower sales, coupled with the unfavorable impact of significantly lower production volumes on gross profit, partially offset by lower operating expenses.

Interest income was negligible in 2009 versus $1.2 million in 2008, which included interest income from a legal fee settlement. Interest expense in 2009 was $0.2 million as compared to interest expense of $0.4 million in 2008. Other expense of $0.1 million in 2009 was $0.9 million lower than prior year primarily as a result of recoveries from legal claims and insurance settlements received in 2009.

Provision for income taxes was $0.1 million in 2009 as compared to a benefit of $1.8 million in 2008. The 2009 tax provision related to an increase in deferred taxes due to additional operating loss carry forwards offset by an increase in valuation allowances and an increase in current taxes due to adjustments of prior year estimates. The $1.8 million tax benefit was attributable to a significant pre-tax loss in 2008 offset by $1.4 million for the impact of non-deductible legal reserves related to Congoleum’s reorganization plan and by a $2.8 million increase in the valuation allowance on federal and state deferred tax assets benefit in 2008.

Liquidity and Capital Resources – ABI and Non-Debtor Subsidiaries

Cash and cash equivalents, including short term investments, decreased by $193 thousand to $2.8 million at December 31, 2009 as compared to December 31, 2008. Total debt at December 31, 2009 was $12.6 million, down $12.8 million from December 31, 2008. Working capital at December 31, 2009 was $29.0 million, compared with $24.8 million at December 31, 2008. The ratio of current assets to current liabilities at December 31, 2009 was 2.02 compared to 1.51 at December 31, 2008. Due to its expected refinancing, all ABI’s term debt was classified as current at December 31, 2008, but the majority of it ($6.1 million) was classified as non-current at December 31, 2009. This contributed to the increase in working capital and the current ratio.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2009 was $17.1 million compared with cash used of $1.6 million for the year ended December 31, 2008. The primary sources of the $17.1 million in cash from operating activities in 2009 were a $12.7 million reduction in inventory and a $4.6 million reduction in receivables. Inventories increased by $3.6 million in 2008, and the fluctuations in inventory account for most of the change in cash from operations during 2008.

Capital expenditures for 2009 were $1.7 million compared to $1.5 million for 2008.

The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of one to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company’s assumptions. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts. Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position, except as disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. There can be no assurances that any such costs could be passed along to its customers.

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wachovia”) pursuant to a loan and security agreement (the “Credit Agreement”). The Credit Agreement was entered into on June 30, 2009, and initial borrowings on the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At December 31, 2009, the Company had $3.2 million and $7.4 million outstanding under the Revolver and Term Loan, respectively, and $12.0 million of additional unused borrowing capacity available under the Revolver.

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

Pursuant to the Credit Agreement, payments on the Company’s accounts receivable are deposited in accounts assigned by the Company and the other borrowers to Wachovia and the funds in that account may used by Wachovia to pay down outstanding borrowings under the Credit Agreement.

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates. The Credit Agreement requires the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0. The Credit Agreement also requires that the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement. The Company’s obligation to meet the minimum fixed charge coverage ratio and earnings before interest, taxes, depreciation, and amortization covenants would not apply for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6 million for 30 consecutive days.

In March 2010, the Company and Wachovia entered into an amendment of the Credit Agreement. The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement, and further provided that meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6 million for 30 consecutive days. The Company paid a fee of $30 thousand to Wachovia in connection with this amendment.

The Company currently anticipates it will be able to comply with these covenants as revised by the recent amendment. However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement to address failures to satisfy covenants under that prior credit agreement, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result. There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

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

On June 30, 2009, the Company also entered into accounts receivable financing agreements (the “FGI Financing Agreements”) with Faunus Group International (“FGI”). The FGI Financing Agreements were intended to provide up to a maximum amount outstanding at any time of $4.0 million in net amounts funded based upon an 80% advance rate. Fees under the FGI Financing Agreements included a monthly collateral management fee equal to 0.66% of the average monthly balance of accounts purchased by FGI as well as interest on the daily net funds employed at a rate equal to the greater of (i) 7.0% or (ii) 2.5% above FGI’s prime rate, and were subject to certain minimum monthly amounts. ABI’s ability to borrow funds under the FGI Financing agreements during 2009 was less than anticipated; at December 31, 2009, the Company had $803 thousand payable to FGI. In January 2010, the Company terminated the FGI Financing Agreement, repaid the outstanding balance, and paid an $80 thousand early termination fee.

Under the terms of the Fourth Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated. ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case. While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI’s business, operations and financial condition. In connection with Congoleum’s plan of reorganization, ABI expects to spend $225 thousand in 2010, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

The Company has not declared a dividend subsequent to the third quarter of 2003. The Credit Agreement generally prohibits the Company from paying cash dividends to its stockholders. Therefore, so long as the Credit Agreement remains outstanding, the Company would need to obtain the consent of the lenders under the Credit Agreement to pay dividends to its stockholders in the future. In addition to this need for lender consent, any determination to pay future dividends would be made by the Company’s Board of Directors based upon, among other considerations, the financial performance and capital requirements of the Company, as well as market conditions.

Liquidity and Capital Resources – Congoleum

The consolidated financial statements of Congoleum, which are reflected in the Company’s consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K, have been prepared on a going concern basis. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements of Congoleum do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern. As described more fully in the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, there is substantial doubt about Congoleum’s ability to continue as a going concern unless it obtains relief from its substantial asbestos liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code. See elsewhere in this Annual Report on Form 10-K, including Notes 1 and 9 of the Notes to the Consolidated Financial Statements, which are set forth in Item 8 of this Annual Report on Form 10-K, for a discussion of Congoleum’s bankruptcy proceedings. On August 17, 2009, the District Court withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s Chapter 11 case remains pending. These matters continue to have a material adverse impact on liquidity and capital resources. During 2009, Congoleum paid $8.7 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and the New Jersey state court insurance coverage action Congoleum is litigating against certain of its insurers (the “Coverage Action”). Furthermore, at December 31, 2009, Congoleum had incurred but not paid approximately $9.5 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $51.3 million in years prior to 2007. Based on the terms of the Joint Plan, in the fourth quarter of 2007 Congoleum recorded an additional $41.3 million charge. Of this charge, $14.9 million related to the write-off of certain insurance litigation costs receivable that would not have been collected under the terms of the Joint Plan and are not expected to be collected under any subsequent plan, including the Fourth Amended Joint Plan, and $26.4 million was an additional provision for estimated costs for the reorganization proceedings and the Coverage Action. In the fourth quarter of 2007 Congoleum also recorded a $41.0 million interest expense credit to reverse post-petition interest accrued on its Senior Notes. Terms of previous reorganization plans had provided, among other things, for the payment of post-petition interest on the Senior Notes and therefore Congoleum had continued to accrue such interest. Under the terms of the Joint Plan, and the terms of all subsequent plans proposed to date, including the Fourth Amended Joint Plan, the Senior Note holders would not have received any post-petition interest. Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for costs to effect its reorganization.

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, then known as Gilbert Heintz & Randolph LLP (“GHR”) to disgorge all fees and certain expenses it was paid by Congoleum. In October 2006, Congoleum and GHR entered into a settlement with GHR (the “GHR Settlement”) under which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order. The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings. The Bankruptcy Court approved the GHR Settlement in April 2007. Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of the GHR Settlement in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at December 31, 2009, were $16.1 million, an increase of $1.0 million from December 31, 2008. Restricted cash of $31.6 million at December 31, 2009 consists of insurance settlement proceeds, the disposition of which is subject to court order. Congoleum expects to contribute this restricted cash, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code. Net working capital was a negative $12.2 million at December 31, 2009 and a negative $1.6 million at December 31, 2008.

The ratio of current assets to current liabilities was 0.9 to 1.0 at December 31, 2009 and 1.0 to 1.0 at December 31, 2008. Net cash provided by operations during the year ended December 31, 2009 was $3.1 million, as compared to net cash used in operations of $10.1 million during the year ended December 31, 2008.

Capital expenditures for the year ended December 31, 2009 totaled $2.3 million. Congoleum is currently planning capital expenditures of approximately $3.5 million in 2010 and between $3 million and $5 million in 2011, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and borrowings under credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court or the District Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2010 and (ii) the date the plan of reorganization in Congoleum’s bankruptcy cases becomes effective. This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“Congoleum EBITDA”). The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was not in compliance with the minimum Congoleum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive. The interest rate was increased to 1.75% above the prime rate. During the second quarter of 2009 Congoleum received an extension of the existing financing facility to December 31, 2009. A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month. In connection with the amendment for the period ending December 31, 2009, minimum Congoleum

EBITDA covenants were set for the months ending up through December 31, 2009. Borrowings under this facility are collateralized by Congoleum’s inventory and receivables. At December 31, 2009, based on the level of receivables and inventory, $21.3 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.1 million was utilized by the revolving loan. In November 2009, Congoleum and its debtor-in-possession lender agreed to a further modification of the credit facility that extends the facility until the earlier of June 30, 2010 and the date the plan of reorganization in Congoleum’s bankruptcy cases becomes effective. The amendment also provided an additional $5 million of availability under the revolver secured by certain real estate. The $5 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009. In connection with the amendment, Congoleum has granted a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. The amendment was approved by the District Court. A $60 thousand amendment fee was paid by Congoleum and a $15 thousand monthly fee is payable by Congoleum in connection with this amendment.

There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time. Congoleum was in compliance with the terms of its debtor-in-possession financing at December 31, 2009, as the excess borrowing availability it maintained under the revolving line of credit exceeded the threshold at which it was required to meet minimum Congoleum EBITDA levels. Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2010 while under Chapter 11 protection. For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing. There can be no assurances Congoleum will be able to obtain such exit financing or under what terms it might be obtained.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum. Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (more fully discussed in Note 8 to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance. Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to ten years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require Congoleum to expend significant amounts. Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation which would reasonably have such an effect. There can be no assurances that the costs of any future government regulations could be passed along to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum’s principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during the period of 2010 during which Congoleum’s Chapter 11 case remains pending. Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Contingencies

ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While ABI believes its estimate of the future amount of these liabilities is reasonable and that they will be paid for the most part over a period of one to ten years, the timing and amount of such payments may differ significantly from ABI’s assumptions. Although the effect of future government regulation could have a significant effect on ABI’s costs, ABI is not aware of any pending legislation which could significantly affect the liabilities ABI has established for these matters, except as disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. There can be no assurances that the costs of any future government regulations could be passed along by ABI to its customers.

Certain legal and administrative claims are pending or have been asserted against ABI. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI’s liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.)

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results and conditions may differ from these estimates and assumptions.

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

Asbestos Liabilities – As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products. ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a six year horizon. Accordingly, the Company’s estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next six years. A change in assumptions could have a material effect on the Company’s estimated liability. The estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by one year to the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this reduces the liability in the low estimate by about 20% (assuming all other variables remain constant).

Due to the highly subjective nature of these assumptions, the Company has estimated a wide range of potential future costs and insurance recoveries and, because management believes that no amount within the range is more likely than any other, has recorded a liability and insurance receivable based on the low end of the range in accordance with accounting principles generally accepted in the United States. As such, the selection of a different amount within the range could have a material effect on the Company’s consolidated financial statements, as could future developments, which may differ from those assumed in developing the Company’s estimates. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. The Company analyzes these estimates on an annual basis and reassesses the assumptions used as additional information becomes available over the course of time.

Congoleum is a party to a significant number of lawsuits stemming from its manufacture of asbestos-containing products. During 2009, Congoleum paid $8.7 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies. Based on the Fourth Amended Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $104.1 million in prior years. Based on the terms of the Fourth Amended Joint Plan, in the fourth quarter of 2009 Congoleum recorded an additional $5.2 million charge for estimated costs for the reorganization proceedings and coverage litigation. Congoleum expects to receive $1.3 million from the Trust at confirmation related to claims processing fees previously paid.

In anticipation of Congoleum’s commencement of the Chapter 11 cases, Congoleum entered into a Claimant Agreement, which provides for settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million. Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization. In addition, as a result of tabulating ballots on a previous plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in a previous plan. It is also likely that additional new claims may be asserted in connection with solicitation of acceptances of any future plan. Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

ABI understands that Congoleum expects that insurance will provide the substantial majority of the recovery available to Congoleum’s asbestos claimants, due to the amount of insurance coverage it purchased and the comparatively limited resources and value of Congoleum itself. Congoleum believes it has insufficient/limited financial resources to litigate and/or settle asbestos claims in the ordinary course of business.

While Congoleum has provided for the anticipated costs to effect the Fourth Amended Joint Plan, costs for pursuing and implementing the Fourth Amended Joint Plan and any plan of reorganization could be materially higher than recorded amounts and previous estimates.

Congoleum will update its estimates, if appropriate, as additional information becomes available during the reorganization process, which could result in potentially material adjustments to Congoleum’s earnings in future periods.

Consolidation of Congoleum – The Company’s subsidiary Congoleum filed for bankruptcy protection on December 31, 2003. The accompanying consolidated financial statements include the results for Congoleum for all periods presented. ABI expects to continue to own a majority of the voting stock of Congoleum until Congoleum’s reorganization proceedings are concluded. Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that the plan will provide that ABI’s shares of Congoleum will be cancelled. The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum. However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses. ABI’s reported consolidated financial condition, operating results and cash flows results would be materially different if they did not include Congoleum. The Company anticipates its equity interest in Congoleum will be eliminated in connection with the effectiveness of any future Congoleum plan of reorganization, at which time it will no longer include Congoleum in the Company’s consolidated financial statements.

Environmental Contingencies – As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third party sites and Company owned sites. The Company accrues for its estimate of future remediation activities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company’s relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities are determined to be reimbursable by insurance coverage or payment from third parties, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery. A receivable reserve is recorded when recoveries are disputed or are not highly probable. These estimates are based on certain assumptions such as the Company’s relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company’s earnings in future periods. The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

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

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. In 2009 and 2008, the Company assumed that the expected long-term rate of return on plan assets will be 7.0%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2009, the Company determined this rate to be 6.00% - 6.25%.

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

Impairment of Long-Lived Assets – The Company assesses its long-lived assets other than goodwill and indefinite-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, it projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company evaluates the recoverability of its other long-lived assets on an annual basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets with Consolidating Details – Assets
(In thousands of dollars)

	December 31		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008
Assets
Current assets:
Cash and cash equivalents	$16,467	$18,072			$16,065	$15,077	$402	$2,995
Restricted cash	31,580	29,680			31,580	29,680
Short-term investments	2,400	–					2,400	–
Accounts and notes receivable, less allowances for doubtful accounts and discounts of $2,553 in 2009 and $2,720 in 2008	30,780	36,627	$(105)	$(367)	11,699	13,789	19,186	23,205
Inventories	61,853	79,082	(41)	(89)	28,883	35,814	33,011	43,357
Taxes receivable	287	1,334					287	1,334
Prepaid expenses & other current assets	6,001	6,406			3,868	3,922	2,133	2,484
Total current assets	149,368	171,201	(146)	(456)	92,095	98,282	57,419	73,375

Property, plant & equipment, net	80,541	88,466			49,250	56,520	31,291	31,946

Other assets:
Insurance for asbestos-related liabilities	17,646	13,509					17,646	13,509
Other assets	30,067	21,825	(109)	(117)	22,331	17,065	7,845	4,877
	47,713	35,334	(109)	(117)	22,331	17,065	25,491	18,386

Total assets	$277,622	$295,001	$(255)	$(573)	$163,676	$171,867	$114,201	$123,707

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets with Consolidating Details – Liabilities and Stockholders’ Equity (Deficit)
(In thousands of dollars, except share amounts)

	December 31		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008
Liabilities
Current liabilities:
Accounts payable	$14,462	$16,298	$(105)	$(366)	$7,740	$7,472	$6,827	$9,192
Accrued expenses	32,235	31,880			16,188	16,897	16,047	14,983
Asbestos-related liabilities	48,458	50,022			48,458	50,022
Deferred income taxes	12,724	6,533			12,724	6,533
Notes payable	18,231	32,747			14,180	13,994	4,051	18,753
Current portion of long-term debt	1,448	5,611					1,448	5,611
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	132,555	148,088	(105)	(366)	104,287	99,915	28,373	48,539
Long-term debt, less current portion	7,134	1,112					7,134	1,112
Asbestos-related liabilities	17,700	13,563					17,700	13,563
Other liabilities	14,656	16,801					14,656	16,801
Liabilities subject to compromise	149,562	161,386	(109)	(117)	149,671	161,503
Total liabilities	321,607	340,950	(214)	(483)	253,958	261,418	67,863	80,015

Stockholders’ equity (deficit)
Common stock, par value $.01, authorized 15,000,000 shares, issued 4,607,902 shares	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	19,950	19,749	(49,395)	(49,386)	49,395	49,386	19,950	19,749
Less cost of 1,166,371 and 1,166,351 shares of common stock in treasury at December 31, 2009 and 2008, respectively	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Retained earnings (deficit)	(10,400)	1,803	42,340	35,466	(95,207)	(80,038)	42,467	46,375
Accumulated other comprehensive loss	(39,088)	(53,250)	(377)	6,110	(36,750)	(51,179)	(1,961)	(8,181)
Total stockholders’ equity (deficit) of controlling interests	(44,624)	(46,784)	288	(90)	(90,282)	(89,551)	45,370	42,857
Noncontrolling interests	639	835	(329)	-			968	835
Total stockholders’ equity (deficit)	(43,985)	(45,949)	(41)	(90)	(90,282)	(89,551)	46,338	43,692
Total liabilities and stockholders’ equity (deficit)	$277,622	$295,001	$(255)	$(573)	$163,676	$171,867	$114,201	$123,707

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Operations with Consolidating Details
(In thousands of dollars, except share and per share amounts)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$307,925	$375,093			$134,917	$172,644	$173,008	$202,449

Cost of products sold	241,285	292,501	$(1,020)	$(1,345)	114,236	142,032	128,069	151,814
Selling, general & administrative expenses	78,451	88,713			30,143	35,397	48,308	53,316
Impairment charges	-	12,899					-	12,899
Asbestos-related reorganization charges	5,244	11,491			5,244	11,491
Loss from operations	(17,055)	(30,511)	1,020	1,345	(14,706)	(16,276)	(3,369)	(15,580)
Other income (expense)
Interest income	16	1,317			3	1,261	13	56
Interest expense	(1,307)	(2,072)			(230)	(404)	(1,077)	(1,668)
Other (expense) income, net	(397)	(1,411)	(971)	(1,310)	(96)	(970)	670	869
	(1,688)	(2,166)	(971)	(1,310)	(323)	(113)	(394)	(743)
Loss before taxes and other items	(18,743)	(32,677)	49	35	(15,029)	(16,389)	(3,763)	(16,323)
Provision for (benefit from) income taxes	202	(2,445)			140	(1,768)	62	(677)
Net loss	(18,945)	(30,232)	49	35	(15,169)	(14,621)	(3,825)	(15,646)
Noncontrolling interests	6,737	157	6,820				(83)	157
Net loss from continuing operations	(12,208)	(30,075)	6,869	35	(15,169)	(14,621)	(3,908)	(15,489)
Discontinued operation	-	1,025					-	1,025

Net loss attributable to controlling interests	$(12,208)	$(29,050)	$6,869	$35	$(15,169)	$(14,621)	$(3,908)	$(14,464)

Net loss attributable to controlling interests per common share, basic and diluted:
Continuing operations	$(3.55)	$(8.74)
Discontinued operation	-	0.30
Net loss attributable to controlling interests per common share	$(3.55)	$(8.44)
Weighted average number of common and equivalent shares outstanding	3,441,546	3,441,551

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows with Consolidating Details – Operating Activities
(In thousands of dollars)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Operating activities
Net loss	$(18,945)	$(29,308)	$49	$35	$(15,169)	$(14,621)	$(3,825)	$(14,722)
Net income from discontinued operation	-	(1,025)					-	(1,025)
Net loss from continuing operations	(18,945)	(30,333)	49	35	(15,169)	(14,621)	(3,825)	(15,747)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	13,900	15,138			9,584	10,238	4,316	4,900
Provision for doubtful accounts and discounts	3,173	3,802					3,173	3,802
Deferred income taxes	202	(1,969)			20	(1,721)	182	(248)
Asbestos-related charge	5,244	11,491			5,244	11,491
Impairment charges	-	12,899					-	12,899
Stock compensation charge	210	160			9	18	201	142
Change in operating assets and liabilities:
Accounts and notes receivable	3,252	(80)	(269)	41	2,090	373	1,431	(494)
Inventories	19,556	(4,241)	(49)	(35)	6,931	(632)	12,674	(3,574)
Prepaid expenses & other current assets	507	202			54	48	453	154
Proceeds from legal fees disgorgement	-	9,168			-	9,168
Accounts payable and accrued expenses	(1,302)	(9,752)	269	(41)	(412)	(7,115)	(1,159)	(2,596)
Asbestos-related expenses	(8,708)	(15,895)			(8,708)	(15,895)
Other	3,123	(2,331)			3,473	(1,494)	(350)	(837)

Net cash provided (used) by operating activities	$20,212	$(11,741)	$-	$-	$3,116	$(10,142)	$17,096	$(1,599)

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows with Consolidating Details – Investing & Financing Activities
(In thousands of dollars)

	Years Ended December 31		Eliminations		Congoleum		American Biltrite
	2009	2008	2009	2008	2009	2008	2009	2008

Investing activities
Investments in property, plant and equipment	$(3,994)	$(6,111)			$(2,314)	$(4,591)	$(1,680)	$(1,520)
Purchase of short-term investments	(3,400)	-					(3,400)	-
Proceeds from sale of short-term investments	1,000	-					1,000	-
Net cash used by investing activities	(6,394)	(6,111)			(2,314)	(4,591)	(4,080)	(1,520)

Financing activities
Net short-term (payments) borrowings	(14,872)	3,387			186	3,443	(15,058)	(56)
Payments on long-term debt	(6,141)	(2,378)					(6,141)	(2,378)
Proceeds from borrowings on long-term debt	8,000	-					8,000	-
Refinancing costs	(2,007)	-					(2,007)	-
Net change in restricted cash	-	40			-	40
Janus note receivable	-	4,034					-	4,034
Net cash (used) provided by financing activities	(15,020)	5,083			186	3,483	(15,206)	1,600

Effect of foreign exchange rate changes on cash	(403)	656					(403)	656

Net (decrease) increase in cash	(1,605)	(12,113)			988	(11,250)	(2,593)	(863)
Cash and cash equivalents at beginning of year	18,072	30,185			15,077	26,327	2,995	3,858

Cash and cash equivalents at end of year	$16,467	$18,072			$16,065	$15,077	$402	$2,995

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit) of Controlling Interests	Noncontrolling Interests	Total Equity (Deficit)

Balance at December 31, 2007	$46	$19,607	$(15,132)	$30,835	$(15,487)	$19,869	$1,093	$20,962
Comprehensive loss
Net loss for 2008				(30,075)		(30,075)	(157)	(30,232)
Discontinued operation				1,025		1,025	-	1,025
Foreign currency translation adjustments					(3,885)	(3,885)	-	(3,885)
Defined benefit plans adjustment					(33,878)	(33,878)	-	(33,878)
Total comprehensive loss						(66,813)	(157)	(66,970)
Stock compensation		142				142	-	142
Effect of Congoleum stock compensation				18		18	-	18
Taxes payable adjustment for noncontrolling interests						-	(101)	(101)

Balance at December 31, 2008	46	19,749	(15,132)	1,803	(53,250)	(46,784)	835	(45,949)
Comprehensive (loss) income
Net loss for 2009				(12,208)		(12,208)	(6,737)	(18,945)
Foreign currency translation adjustments					2,699	2,699	-	2,699
Defined benefit plans adjustment					11,463	11,463	6,487	17,950
Total comprehensive income						1,954	(250)	1,704
Stock compensation		201				201	-	201
Effect of Congoleum stock compensation				5		5	4	9
Taxes payable adjustment for noncontrolling interests						-	50	50

Balance at December 31, 2009	$46	$19,950	$(15,132)	$(10,400)	$(39,088)	$(44,624)	$639	$(43,985)

See accompanying notes.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009

1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of American Biltrite Inc. and its wholly-owned subsidiaries (referred to as “American Biltrite,” “ABI” or the “Company”), as well as entities over which it has voting control.  In 1995, ABI gained voting control over Congoleum Corporation (“Congoleum”) and K&M Associates L.P. (“K&M”).  Upon consolidation, intercompany accounts and transactions, including transactions with associated companies that result in intercompany profit, are eliminated.

As discussed more fully below and elsewhere in these notes to consolidated financial statements, the Company’s subsidiary Congoleum filed for bankruptcy protection on December 31, 2003.  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $90.0 million in excess of the value of ABI’s investment in Congoleum at December 31, 2009.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s reorganization proceedings are concluded.  Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that the plan will provide that ABI’s ownership interests in Congoleum will be cancelled.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum, which may be more meaningful for certain analyses.

For more information regarding Congoleum’s and ABI’s asbestos liabilities and plans for resolving those liabilities, please refer to Notes 8 and 9.

The American Institute of Certified Public Accounts (“AICPA”) provides financial reporting guidance for entities that are reorganizing under the United States Bankruptcy Code (the “Bankruptcy Code”).  The Company implemented this guidance in its consolidated financial statements for periods after December 31, 2003.

Pursuant to the AICPA’s financial reporting guidance for reorganization under the Bankruptcy Code, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s liabilities as of December 31, 2003 have been reclassified as liabilities subject to compromise.  Obligations arising post-petition, and pre-petition obligations that are secured, are not classified as liabilities subject to compromise.

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  Credit losses in previous years have generally been within management’s expectations.  For the years ended December 31, 2009 and 2008, the Company had two customers that accounted for 26% and 29% of consolidated net sales, respectively.  At December 31, 2009 and 2008, one customer accounted for 15% and 17% of trade receivables outstanding, respectively.

Cash, Cash Equivalents and Short-Term Investments

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase.  The carrying value of cash equivalents approximates fair value.

Periodically, the Company invests in bank certificates of deposit (“CD”).  Such investments are classified as short-term investments if the original maturity is greater than three months.  If the original maturity of a CD is less than three months, the CD is included in cash.  The carrying values of the Company’s CD’s approximate their fair values.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Restricted Cash

Under the terms of its principal credit agreement, payments on Congoleum’s accounts receivable are deposited in an account assigned by Congoleum to its lender, and the funds in that account are used by the lender to pay down outstanding borrowings under the credit agreement.  Funds deposited in this account but not immediately applied to the loan balance are recorded as restricted cash.  At December 31, 2009 and 2008, none of Congoleum’s cash was restricted under its financing agreement.  Additionally, Congoleum’s restricted cash includes certain insurance settlements to be paid to the plan trust that would be established upon effectiveness of the currently proposed plan of reorganization on file with the United States District Court for the District of New Jersey (the "District Court") should the District Court confirm such a plan pursuant to section 524(g) of the Bankruptcy Code (the “Plan Trust”) in accordance with the terms of that plan of reorganization.   Restricted cash at December 31, 2009 and 2008 represented the settlement amounts and interest earned.

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

Debt Issue Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the life of the related debt agreements.  Debt issue costs at December 31, 2009 and 2008 amounted to $1.7 million and $79 thousand, respectively, net of accumulated amortization of $299 thousand and $3.5 million, respectively, and are included in other noncurrent assets.

Derivative Instruments

During 2006, in connection with a prior debt refinancing (see Note 5), the Company entered into two interest rate swap agreements to manage the Company’s exposure to fluctuations in interest rates on its term loan and portions of its revolver borrowings.  These derivative instruments were recorded at fair value on the consolidated balance sheet.  The Company did not qualify for hedge accounting treatment under United States generally accepted accounting principles (“U.S. GAAP”) for these instruments.  Changes in the fair value of the interest rate swap agreements were recognized in Other income (expense) on the consolidated statement of operations.  On December 30, 2008, the Company early terminated the swap agreements and paid $542 thousand.  For 2008, the Company recognized expense of $215 thousand for the further devaluation and termination of the swap agreements.

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

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized.  The following table sets forth activity in the Company’s warranty reserves (in thousands):

	2009	2008

Beginning balance	$2,411	$2,369
Accruals	4,176	5,040
Charges	(4,292)	(4,998)

Ending balance	$2,295	$2,411

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Environmental and Product Liabilities

The Company accrues for costs associated with its environmental claims when it is probable that a liability has been incurred and the amount can be reasonably estimated.  The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company’s relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience.  Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued.  For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  When future liabilities have been recorded for a potential liability, a determination is made as to whether such liabilities are reimbursable by insurance coverage or other source of reimbursement, and a receivable is recorded related to the expected recovery provided such recovery is undisputed and deemed highly probable.  Legal fees associated with these claims are accrued when the Company deems that their occurrence is probable and the fees are reasonably estimable (see Notes 4, 6 and 8).

Asbestos Liabilities and Congoleum Plan of Reorganization

The Company is a party to a number of lawsuits stemming from its manufacture of asbestos-containing products years ago.  The Company records a liability and a corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation.  In estimating the Company’s asbestos-related exposures, the Company analyzes and considers the possibility of any uncertainties including the anticipated costs to settle claims, the claims dismissal rate, the number of claims expected to be received, the applicability and allocation of insurance coverage to these costs, and the solvency of insurance carriers.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  The Company does not include legal defense costs in its estimates of future costs and related insurance recoveries to settle asbestos litigation.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

The Company’s subsidiary Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code as part of its strategy to resolve this liability (see Notes 8 and 9).  The recorded liability for Congoleum’s asbestos-related exposures is based on the minimum estimated cost to resolve these liabilities through the confirmation of a plan of reorganization.  There can be no assurance that a plan of reorganization for Congoleum will be approved, confirmed and become effective on terms consistent with the most recent amended joint plan of reorganization for Congoleum filed with the District Court or otherwise.

Accounting for asbestos-related costs includes significant assumptions and estimates, and actual results could differ materially from the estimates recorded.

Noncontrolling Interests

On January 1, 2009, the Company adopted new accounting standards issued by the Financial Accounting Standards Board (“FASB”) for the accounting and reporting of noncontrolling interests.  The new accounting guidance requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from the Company’s stockholders’ equity, and that the amount of consolidated net income (loss) attributable to American Biltrite Inc. and to the noncontrolling interests be clearly identified and presented in the consolidated statement of operations.  Any losses in excess of the noncontrolling interests’ equity interests will continue to be allocated to the noncontrolling interests.  Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions.  Upon a sale of equity interests that results in a loss of control of a previously controlling interest, the interest sold, as well as any interest retained, will be measured at fair value, with the gain or loss recognized in earnings.

American Biltrite Inc. owned 55% of Congoleum’s outstanding shares of Class A and Class B common stock as of December 31, 2009.  The noncontrolling interests recorded in American Biltrite’s consolidated financial statements include noncontrolling interests related to Congoleum.  Prior to January 1, 2009, American Biltrite Inc. reported in its consolidated results 100% of Congoleum’s losses from the period Congoleum incurred a deficit in earnings during 2002 through December 31, 2008.  Upon adoption of the FASB’s new accounting standards on January 1, 2009, 45% of Congoleum’s income or loss is attributed to the noncontrolling interests even if the attribution of a loss results in a negative balance.  The effect of the change in attributing earnings or losses has a significant impact on the consolidated results reported by American Biltrite Inc.  Had the Company not adopted the FASB’s new standard on January 1, 2009, the pro forma consolidated net loss reported by American Biltrite Inc. and the consolidated loss per share for the year ended

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

December 31, 2009 would have been $19.0 million and $5.53 per share (basic and diluted), respectively.  Furthermore, the Company recorded the noncontrolling interest in Congoleum’s $14.4 million adjustment for the change in the funded status of its pension plans (see Note 7).  This adjustment increased accumulated other comprehensive loss by $6.5 million (see Note 11).  Had the Company not adopted the new accounting standards on January 1, 2009, the pro forma consolidated stockholders’ deficit would have been $45.0 million as of December 31, 2009.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred.  Expenses incurred for promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel.  Advertising expense (including cooperative advertising) amounted to $1.4 million and $2.4 million for 2009 and 2008, respectively.  General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental.  In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, and environmental remediation costs.  The Company also records shipping, handling, purchasing and finished goods inspection costs in general and administrative expenses.  Shipping and handling costs for the years ended December 31, 2009 and 2008 were $4.5 million and $6.3 million, respectively.  Purchasing and finished goods inspection costs were $2.9 million and $2.2 million for 2009 and 2008, respectively.

Income Taxes

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

Stock-Based Compensation

The Company uses the modified prospective method under the accounting rules for stock-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award.  The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.  The accounting rules also require the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The use of a Black-Scholes option pricing model requires the input of assumptions determined by management of the Company at the measurement date.  These assumptions include the risk-free interest rate, expected dividend yield, volatility factor of the expected market price of the Company’s common stock and the expected life of stock option grants.

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $4.2 million and $6.0 million for the years ended December 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Principles

In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new accounting guidance was effective for interim and annual periods ending after June 15, 2009.  In particular, the new accounting guidance established (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.   There were no events subsequent to December 31, 2009 that required disclosure under the new accounting standards.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  On the effective date, the FASB Accounting Standards Codification became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission.  This statement became effective for financial statements issued for interim and annual periods ending after September 15, 2009.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Inventories

Inventories at December 31 consisted of the following (in thousands):

	2009	2008

Finished goods	$43,789	$56,262
Work-in-process	9,335	10,847
Raw materials and supplies	8,729	11,973

	$61,853	$79,082

At December 31, 2009, domestic inventories determined by the LIFO inventory method amounted to $35.4 million ($46.0 million at December 31, 2008).  If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $12.2 million and $14.0 million higher at December 31, 2009 and 2008, respectively.  During 2009 and 2008, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers.  The liquidations resulted in lower cost of sales of $1.1 million and $95 thousand for 2009 and 2008, respectively.

3.  Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows (in thousands):

	2009	2008

Land and improvements	$5,527	$5,527
Buildings	79,050	77,340
Machinery and equipment	296,717	285,453
Construction-in-progress	2,936	3,896
	384,230	372,216
Less accumulated depreciation	303,689	283,750

	$80,541	$88,466

Depreciation expense amounted to $13.9 million and $14.6 million for 2009 and 2008, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.  Accrued Expenses

Accrued expenses at December 31 consisted of the following (in thousands):

	2009	2008

Accrued advertising and sales promotions	$16,981	$17,625
Employee compensation and related benefits	6,954	7,124
Environmental liabilities	1,118	815
Royalties	639	959
Income taxes	166	371
Other	6,377	4,986

	$32,235	$31,880

As a result of Congoleum’s Chapter 11 bankruptcy filing, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2009 and 2008 (see Note 9).

5.  Financing Arrangements

Long-term debt and notes payable under revolving credit facilities at December 31 were as follows (in thousands):

	2009	2008

Notes payable (current)	$18,231	$32,747

Term loan	$7,444	$5,500
Other notes	1,138	1,223
Total term debt	8,582	6,723
Less current portion	1,448	5,611

Non-current term debt	$7,134	$1,112

American Biltrite Inc.’s primary sources of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wachovia”) pursuant to a loan and security agreement (the “Credit Agreement”).  The Credit Agreement was entered into on June 30, 2009, and initial borrowings on the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letter of credit facility sublimit) subject to availability under the Revolver.  The Revolver expires on June 30, 2012.  The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries.  At December 31, 2009, the Company had $3.2 million and $7.4 million outstanding under the Revolver and Term Loan, respectively, and $12.0 million of additional unused borrowing capacity available under the Revolver.

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

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates.  The Credit Agreement requires the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0.  The Credit Agreement also requires that the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement.  The Company’s obligation to meet the minimum fixed charge coverage ratio and earnings before interest, taxes, depreciation, and amortization covenants would not apply for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6 million for 30 consecutive days.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

In March 2010, the Company and Wachovia entered into an amendment of the Credit Agreement.  The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement, and further provided that meeting such minimums would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6 million on every day for 30 consecutive days.  The Company paid a fee of $30 thousand to Wachovia in connection with this amendment.

The Company currently anticipates it will be able to comply with these covenants as revised by the recent amendment.  However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement to address failures to satisfy covenants under that prior credit agreement, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the

Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result.  There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

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

On June 30, 2009, the Company also entered into accounts receivable financing agreements (the “FGI Financing Agreements”) with Faunus Group International (“FGI”).  The FGI Financing Agreements were intended to provide up to a maximum amount outstanding at any time of $4.0 million in net amounts funded based upon an 80% advance rate. Fees under the FGI Financing Agreements included a monthly collateral management fee equal to 0.66% of the average monthly balance of accounts purchased by FGI as well as interest on the daily net funds employed at a rate equal to the greater of (i) 7.0% or (ii) 2.5% above FGI’s prime rate, and were subject to certain minimum monthly amounts.  ABI’s ability to borrow funds under the FGI Financing agreements during 2009 was less than anticipated; at December 31, 2009, the Company had $803 thousand payable to FGI.  In January 2010, the Company terminated the FGI Financing Agreement, repaid the outstanding balance, and paid an $80 thousand early termination fee.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

Other Notes

In 1998, the Company obtained loans from local banks in connection with the acquisition of buildings in Belgium and Singapore.  The loans were for 25.0 million Belgian francs (US $681 thousand at the foreign currency exchange rate in effect when the loan was entered into) and 2.7 million Singapore dollars (US $1.5 million at the foreign currency exchange rate in effect when the loan was obtained).  The loan for the Company’s Singapore property is payable in equal installments through 2018.  The interest rate is 4.5%, and the loan is secured by the property acquired with the proceeds of the loan.  During 2008, the remaining balance of the Belgian loan was paid.

Congoleum Debt

In January 2004, the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court or District Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2010 and (ii) the date the plan of reorganization in Congoleum’s bankruptcy cases becomes effective.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“Congoleum EBITDA”). The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was not in compliance with the minimum Congoleum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate. During the second quarter of 2009 Congoleum received an extension of the existing financing facility to December 31, 2009.  A covenant modification and extension fee of $25 thousand was paid in connection with this extension, plus a monthly extension fee of $15 thousand per month.  In connection with the amendment for the period ending December 31, 2009, minimum Congoleum EBITDA covenants were set for the months ending up through December 31, 2009.  Borrowings under this facility are collateralized by Congoleum’s inventory and receivables.  At December 31, 2009, based on the level of receivables and inventory, $21.3 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $14.1 million was utilized by the revolving loan.  In November 2009, Congoleum and its debtor in possession lender agreed to a further modification of the credit facility that extends the facility until the earlier of (i) June 30, 2010 and

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

(ii) the date the plan of reorganization in Congoleum’s bankruptcy cases becomes effective.  The amendment also provided an additional $5.0 million of availability under the revolver secured by certain real estate.  The $5.0 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009.  In connection with the amendment, Congoleum has granted a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. The amendment was approved by the District Court.  A $60 thousand amendment fee was paid by Congoleum and a $15 thousand monthly fee is payable by Congoleum in connection with the amendment.

On August 3, 1998, Congoleum issued $100 million of the Senior Notes priced at 99.505% to yield 8.70%. The Senior Notes are redeemable at the option of Congoleum, in whole or in part, at any time on or after August 1, 2003 at predetermined redemption prices (ranging from 104% to 100%), plus accrued and unpaid interest to the date of redemption. The indenture governing the Senior Notes includes certain restrictions on additional indebtedness and uses of cash, including dividend payments.  The commencement of the Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million. The accrued interest and the principal amount of the Senior Notes, are included in “Liabilities Subject to Compromise” (see Note 9) as of December 31, 2009.

Congoleum’s $100 million 8 5/8% Senior Notes due 2008 had a book value of $100 million with no fair market value information available at December 31, 2009 and 2008 due to insufficient market activity.

Interest

Interest paid on all outstanding debt amounted to $1.3 million and $2.1 million for 2009 and 2008, respectively.  As noted above, in connection with its Chapter 11 bankruptcy proceedings, Congoleum did not pay the interest due on its $100 million 8 5/8% Senior Notes during 2009 and 2008.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Financing Arrangements (continued)

Future Payments

Principal payments on the Company’s long-term debt obligations (other than Congoleum debt classified as liability subject to compromise) due in each of the next five years are as follows (in thousands):

2010	$ 1,448
2011	1,444
2012	1,449
2013	1,454
2014	1,460
2015 and thereafter	1,327

6.  Other Liabilities

Other liabilities at December 31 consisted of the following (in thousands):

	2009	2008

Pension benefit obligations	$5,871	$8,185
Environmental remediation and product related liabilities	5,570	4,454
Income taxes payable	352	394
Deferred income taxes	312	131
Other	2,551	3,637

	$14,656	$16,801

The Company’s pension benefit obligations decreased during 2009 primarily as a result of a change in the funded status of certain plans (see Note 7).

As a result of Congoleum’s Chapter 11 bankruptcy filing, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2009 and 2008 (see Note 9).

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

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$111,765	$110,661	$11,487	$9,926
Service cost	1,765	2,325	226	188
Interest cost	6,607	6,265	645	594
Plan participants contributions	170	184
Amendments	–	150
Curtailment	(133)	–
Actuarial (gain) loss	(2,289)	996	(290)	1,186
Foreign currency exchange rate changes	1,875	(2,640)
Benefits paid	(6,601)	(6,176)	(440)	(407)

Benefit obligation at end of year	$113,159	$111,765	$11,628	$11,487

	Pension Benefits
	2009	2008
	(In thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$67,215	$98,238
Actual return on plan assets	15,220	(25,831)
Employer contribution	4,253	3,633
Plan participants contribution	170	184
Foreign currency exchange rate changes	2,043	(2,833)
Benefits paid	(6,601)	(6,176)

Fair value of plan assets at end of year	$82,300	$67,215

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of year-end were as follows:

	2009	2008
Discount rate	6.00% - 6.25%	5.75% - 7.50%
Rate of compensation increase	3.00% - 3.50%	3.00% - 4.00%

The funded status of the plans and the unrecognized amounts included in accumulated other comprehensive loss as of December 31, 2009 and 2008 were as follows (in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Unfunded status	$(30,859)	$(44,550)	$(11,628)	$(11,487)
Unrecognized net actuarial loss	35,073	52,664	1,031	1,386
Unamortized prior service cost	888	886

Net amount recognized	$5,102	$9,000	$(10,597)	$(10,101)

The amounts recorded in the consolidated balance sheets as of December 31, 2009 and 2008 were as follows (in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Other assets (noncurrent)	$1,422	$782
Accrued benefit liability (noncurrent liabilities)	(32,280)	(45,332)	$(11,628)	$(11,487)
Accumulated other comprehensive loss	35,960	53,550	1,031	1,386

Net amount recorded	$5,102	$9,000	$(10,597)	$(10,101)

The accrued benefit liability includes Congoleum’s pension liability of $26.3 million and $37.0 million as of December 31, 2009 and 2008, respectively.  The accrued benefit liability for other benefits is Congoleum’s liability for post-retirement benefits.  Congoleum’s pension and post-retirement benefit liabilities have been included in liabilities subject to compromise as of December 31, 2009 and 2008 (see Note 9).

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Some of the Company’s pension plans have projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets.  The aggregate benefit obligations and fair value of plans assets for plans that were overfunded and underfunded as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Underfunded plans
PBO	$99,212	$100,984
Fair value of plan assets	66,932	55,652
Funded status	(32,280)	(45,332)
ABO	96,212	98,346
Overfunded plan
PBO	$13,947	$10,781
Fair value of plan assets	15,368	11,563
Funded status	1,421	782
ABO	12,937	9,648
All plans
PBO	$113,159	$111,765
Fair value of plan assets	82,300	67,215
Funded status	(30,859)	(44,550)
ABO	109,149	107,994

The components of net periodic benefit cost for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$1,765	$2,325	$226	$188
Interest cost	6,607	6,265	645	594
Expected return on plan assets	(4,581)	(6,783)
Recognized net actuarial loss	3,960	1,153	65	50
Amortization of prior service cost	1	154	–	3
Curtailment	1	–
Amortization of transition obligation	103	(9)

Net periodic benefit cost	$7,856	$3,105	$936	$835

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Changes recognized in Other Comprehensive Income for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Net actual (gain) loss	$(13,540)	$33,527
Recognized actuarial gain	(3,952)	(31)
Prior service (credit) cost	(107)	56
Recognized prior service credit	(14)	(28)
Foreign exchange	(337)	354

Total changes recognized in Other Comprehensive Income (before tax effect)	$(17,950)	$33,878

For the Company’s pension plans, the estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2010 is expected to be $2.7 million and $120 thousand, respectively.  For the Company’s post-retirement benefit plans, the estimated net loss to be amortized from accumulated other comprehensive loss during 2010 is expected to be $53 thousand.

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

	2009	2008

Discount rate	5.75% - 7.50%	6.00% - 7.50%
Expected long-term return on plan assets	7.00%	7.00% - 7.50%
Rate of compensation increase	3.00% - 3.50%	4.00% - 5.00%

The weighted-average discount rate used to determine net periodic benefit cost related to the Other Benefits was 5.75% for 2009 and 6.00% for 2008.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Assumed healthcare cost trend rates as of year-end were as follows:

	December 31
	2009	2008

Healthcare cost trend rate assumed for next year	9.0%	8.5%
Ultimate healthcare cost trend rate	5.0%	5.0%
Year that the assumed rate reaches the ultimate rate	2017	2012

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total of service and interest cost components	$ 85	$ 76
Effect on post-retirement benefit obligation	943	849

Plan Assets

The Company has an investment strategy for its pension plans that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income.  The primary investment management objective for the plans’ assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects each plan’s assets from excessive volatility in market value from year to year.  The investment policy takes into consideration the benefit obligations, including timing of distributions.  The Company selects professional money managers whose investment policies are consistent with the Company’s investment strategy and monitors their performance against appropriate benchmarks.  The Company’s target asset allocation is consistent with the weighted-average allocation at December 31, 2009.

Our defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations.  Overall investment risk is intended to be mitigated by maintaining a diversified portfolio of assets.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Investments are stated at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  Following is a description of the valuation methodologies used for assets measured at fair value:

Money market funds: Valued at the quoted market price reported on the active market on which the individual funds are traded on the last business day of the year.

Mutual funds: Valued at the quoted market prices which represent the net asset value of shares held by the pension plans at year end.

Common stocks:  Valued at the quoted market price reported on the active market on which the individual securities are traded on the last business day of the year.

Government agency securities and treasury obligations: Valued at the closing price reported on the active market in which securities similar to those held by the pension plans are traded.

Corporate bonds: Certain corporate bonds are based on yields currently available on comparable securities of issuers with similar credit ratings.  When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

The accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Plan assets include investments classified as Level 1 and Level 2 investments.  Plans assets do not include any Level 3 investments.  The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2009 and 2008.

	December 31, 2009
	Level 1	Level 2	Total
	(In thousands)

Cash and money market funds		$870	$870	1.1%
Equity mutual funds	$23,286	3,303	26,589	32.3
Fixed income mutual funds	-	11,402	11,402	13.9
Common stocks	20,212	-	20,212	24.6
Government agencies	-	3,823	3,823	4.6
Treasury obligations	-	5,294	5,294	6.4
Corporate bonds	-	14,110	14,110	17.1

	$43,498	$38,802	$82,300	100.0%

	December 31, 2008
	Level 1	Level 2	Total
	(In thousands)

Cash and money market funds		$692	$692	1.0%
Equity mutual funds	$18,368	2,318	20,686	30.8
Fixed income mutual funds	-	10,699	10,699	15.9
Common stocks	15,405	-	15,405	22.9
Government agencies	-	4,742	4,742	7.1
Treasury obligations	-	3,137	3,137	4.7
Corporate bonds	-	11,854	11,854	17.6

	$33,773	$33,442	$67,215	100.0%

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Pension Plans (continued)

Contributions

Congoleum expects to contribute $3.4 million to its pension plans and $663 thousand to its other postretirement plan in 2010.  American Biltrite expects to contribute $853 thousand to its pension plan in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid.  The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2009.

	Pension Benefits	Other Benefits
	(In thousands)

2010	$ 7,063	$ 663
2011	7,236	746
2012	7,581	836
2013	7,713	947
2014	7,902	995
2015 - 2019	42,738	6,344

Defined Contribution Plans

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees.  Eligible employees may contribute up to 15% to 20% of compensation (subject to annual Internal Revenue Code limits) with the Company partially matching contributions.  Defined contribution pension expense for the Company was $661 thousand and $885 thousand for the years ended December 31, 2009 and 2008, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.   Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2024.  The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options.  Total rent expense charged to operations was $4.8 million in 2009 and $5.4 million in 2008.

Future minimum payments relating to operating leases are as follows (in thousands):

2010	$2,987
2011	1,959
2012	1,468
2013	1,128
2014	962
Thereafter	5,926

$14,430

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products.  Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms.  These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts.  At December 31, 2009, the Company’s commitments for minimum royalty and advertising payments were as follows (in thousands):

2010	$2,382
2011	2,561
2012	2,540

$7,483

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

Liabilities of Congoleum comprised the majority of the environmental and other liabilities reported on the Company’s consolidated balance sheets as of December 31, 2009 and 2008 as shown in the table below.  As a result of Congoleum’s Chapter 11 bankruptcy filing, certain liabilities are included in liabilities subject to compromise on the balance sheet as of December 31, 2009 and 2008.  Due to the relative magnitude and wide range of estimates of these liabilities and that recourse related to these liabilities is generally limited to Congoleum, these matters are discussed separately following the discussion of ABI liabilities.  However, because Congoleum is included in ABI’s consolidated financial statements, to the extent that Congoleum incurs a liability or expense, it will be reflected in the accompanying consolidated financial statements.  Congoleum previously filed several amended plans of reorganization under Chapter 11 of the Bankruptcy Code as part of its efforts to resolve its asbestos-related liabilities.  See Notes 1 and 9 for a discussion of this subject.

The following table summarizes American Biltrite’s and Congoleum’s recorded assets and liabilities for environmental, asbestos and other contingencies:

	December 31
	2009		2008
	Liability	Receivable	Liability	Receivable
	(In thousands)
American Biltrite
Environmental liabilities
Accrued expenses	$907		$604
Other liabilities, non-current	5,570		4,454
Other assets, non-current	-	$2,498	-	$1,957
	6,477	2,498	5,058	1,957
Asbestos product liability
Asbestos-related liabilities, non-current	17,700	-	13,563	-
Insurance for asbestos-related liabilities	-	17,646	-	13,509
	17,700	17,646	13,563	13,509

Other
Other liabilities, current	211	-	211	-
Other liabilities, non-current	843	-	1,053	-
	1,054	-	1,264	-

	$25,231	$20,144	$19,885	$15,466

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

	December 31
	2009		2008
	Liability	Receivable	Liability	Receivable
	(In thousands)
Congoleum
Environmental liabilities
Liabilities subject to compromise, current	$640		$640
Liabilities subject to compromise, non-current	3,945		4,019
Other assets, non-current	-	$2,113	-	$2,113
	4,585	2,113	4,659	2,113
Asbestos product liability
Asbestos-related liabilities, current	48,458	-	50,022	-
Other assets, current	-	1,322	-	1,322
	48,458	1,322	50,022	1,322
Other
Liabilities subject to compromise, current	49	-	49	-
Liabilities subject to compromise, non-current	489	-	513	-
Other assets, non-current	-	130	-	130
	538	130	562	130

	$53,581	$3,565	$55,243	$3,565
Consolidated
Environmental liabilities
Accrued expenses	$907		$604
Liabilities subject to compromise, current	640		640
Liabilities subject to compromise, non-current	3,945		4,019
Other liabilities, non-current	5,570		4,454
Other assets, non-current	-	$4,611	-	$4,070
	11,062	4,611	9,717	4,070
Asbestos product liability
Asbestos-related liabilities, current	48,458	-	50,022	-
Asbestos-related liabilities, non-current	17,700	-	13,563	-
Other assets, current	-	1,322	-	1,322
Insurance for asbestos-related liabilities	-	17,646	-	13,509
	66,158	18,968	63,585	14,831
Other
Liabilities subject to compromise, current	49	-	49	-
Liabilities subject to compromise, non-current	489	-	513	-
Other liabilities, current	211	-	211	-
Other liabilities, non-current	843	-	1,053	-
Other assets, non-current	-	130	-	130
	1,592	130	1,826	130

	$78,812	$23,709	$75,128	$19,031

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,193 pending claims involving approximately 1,739 individuals as of December 31, 2009.  These claims relate to products of ABI’s former Tile Division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to asbestos claims during the years ended December 31, 2009 and 2008 was as follows:

	2009	2008

Claims at January 1	1,269	1,360
New claims	240	356
Settlements	(25)	(13)
Dismissals	(291)	(434)

Claims at December 31	1,193	1,269

ABI has primary and multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims were approximately $5.7 million in 2009 and $867 thousand in 2008 all of which were paid by ABI’s umbrella insurance carriers in 2009 and by the primary insurance carriers into June 2008 and the umbrella insurance carriers thereafter for 2008, as were the related defense costs.  In June 2008, ABI’s primary layer insurance carriers advised ABI that coverage limits under the February 1996 coverage-in-place agreement had exhausted.  In August 2008, ABI and its applicable first-layer excess umbrella carriers reached an understanding on the coverage under ABI’s applicable first-layer excess umbrella policies (the “Umbrella Coverage”), including defense and indemnity obligations, allocation of claims to specific policies, and other matters. There was no gap in coverage following the exhaustion of the primary layer insurance coverage.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process.  Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable.  The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.  The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to vigorously defend against and strategically settle those claims on a case-by-case basis in the normal course of business.  Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  Changes in factors could have a material impact on the Company’s liability.  The estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by one year to the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this reduces the liability in the low estimate by about 20% (assuming all other variables remain constant).

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2015 was $17.7 million to $62.0 million as of December 31, 2009.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million in its financial statements which represents a probable and reasonably

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at December 31, 2009, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts by ABI and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

ABI has been named as a Potentially Responsible Party (“PRP”) within the meaning of that term under the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended (“CERCLA”), with respect to seven sites located in six separate states (the “CERCLA Sites”).

At one of the seven sites, which is located in Southington, Connecticut, (the “Southington Site”), an ABI subsidiary (“Ideal”) is named as a PRP.  At the Southington Site, Ideal is considered a performing party.  In 2008, Ideal was offered and accepted a settlement amount of $671 thousand.   While Ideal did not receive a release from future obligations relating to the Southington Site, it is not anticipated that any further assessments will be made against Ideal any time in the foreseeable future.  Under a preexisting agreement between ABI and a former owner of ABI assets, The Biltrite Corporation (“TBC”), which agreement provides for the allocation of certain environmental costs between ABI and TBC (the “TBC Agreement”) relating to certain current and former assets of ABI, TBC reimbursed Ideal for 37.5% of that settlement amount.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

At another site, ABI, together with a number of other named PRPs, entered a consent decree and site remediation agreement (the “Agreements”) in September 1996, which, without admission of liability by the PRPs, requires remediation of the ILCO Superfund site located in Leeds, Alabama (the “ILCO Site”).  The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $4.2 million to $5.0 million.  Pursuant to a final allocation among consent decree participants, ABI’s share of the currently estimated future remediation costs range from approximately $183 thousand to $224 thousand.  These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, and TBC’s share of those costs, which pursuant to the TBC Agreement is 37.5% of those remediation costs incurred by ABI.  A substantial share of ABI’s future remediation costs with respect to the ILCO site will be payable over the next one to five years.

ABI is involved in two United States Environmental Protection Agency (“EPA”) sites in Georgia.  At one of the EPA sites, ABI has been named along with seven other PRPs with respect to a site in Atlanta, Georgia involving three neighborhoods (“Atlanta Site”) where properties within the boundaries of the Atlanta Site contains lead in the surface soil in concentrations that exceed the EPA’s residential lead screening level.  The EPA has requested that ABI enter an Administrative Order on Consent (“AOC”).  ABI has reviewed the EPA notification letter and the AOC and is assessing its responsibility with respect to the Atlanta Site and whether it is in ABI’s interest to enter the consent order.  The former owners have entered an AOC and will remediate the Atlanta Site and seek contribution from the other PRPs. At the other site, which is in Fulton County (together with the Atlanta Site, the “Georgia Sites”), a former smelting and refinery site, ABI has not entered into any negotiations with other PRP’s or the site owner.  ABI believes, based upon current information available, that its liability at the Georgia Sites will not be material.  Pursuant to the TBC Agreement, TBC is liable for 37.5% of the remediation costs incurred by ABI at the Georgia Sites.

A lawsuit was brought by Olin Corporation (“Olin”) in 1993 in the Federal District Court of Massachusetts, the present owner of a former chemical plant site in Wilmington, Massachusetts (the “Olin Site”), against ABI and three other defendants, which alleged that ABI and the three other defendants were liable for a portion of the site’s soil and groundwater response and remediation costs at the site.  A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and for approximately one month during 1964, ABI held title to the property directly.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

In 2000, ABI and TBC entered into a settlement agreement with Olin that resolved all claims and counterclaims among the parties.  Under the terms of the agreement, ABI and TBC together paid Olin $4.1 million in settlement of their share of Olin’s $18.0 million of alleged past response costs incurred through December 31, 1998.  ABI and TBC also agreed to reimburse Olin for 21.7% of Olin’s response costs incurred at the site after January 1, 1999, plus an annual reimbursement of $100 thousand for Olin’s internal costs.  Pursuant to the TBC Agreement, TBC is liable for 37.5% of the costs that may be incurred by ABI and TBC in connection with this lawsuit and 37.5% of the amounts due under the settlement agreement with Olin.

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site.  Olin has estimated that the total response costs for 2010 will be approximately $4.2 million.  ABI has estimated total costs, including for 2010, to be in the range of $18.4 million to $42.5 million.  As of December 31, 2009, ABI has estimated its potential liability to Olin to be in the range of $4.4 million to $9.6 million after allocation for the annual reimbursement of $100 thousand for Olin’s internal costs and before any recoveries from insurance and TBC.  Costs are expected to be paid over approximately the next ten years.  In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection (“Maine DEP”) has put Miller Industries, Inc, (“Miller”) the present owner of a former sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances.  In September of 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant were liable for costs to clean up a dumpsite (“Parcel A”) and a second parcel of land (“Parcel B”), which is alleged to contain polychlorinated biphenyls (“PCB’s”) in the soil.  The lawsuit, captioned Miller Industries, Inc. v American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine.  Miller was seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the “Maine Sites”).  The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted.  In January 2006, ABI was notified by the Maine DEP that it is a PRP as to both Parcel A and Parcel B.  Subsequently, Parcel B was named an EPA site. Prior to the commencement of the lawsuit by Miller, ABI had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs.  ABI believes, at this time, that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $1.9 million and $2.5 million.  ABI has been advised by Miller that the clean-up for Parcel B has been completed under budget.  ABI has been assessing the potential availability of insurance coverage for such costs.  ABI is not at this time able to determine what its potential liability will be with regard to the Maine Sites since ABI has neither accepted nor negotiated its allocable share of the costs with Miller.  Pursuant to the TBC Agreement, TBC is liable for 37.5% of costs these incurred by ABI for the Maine Sites.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

The Company has been placed on notice by a group of four companies that entered into a settlement agreement with the EPA agreeing to fund and carry out a time critical remedial action (the “Ward Performing Parties”) that it is a potential responsible party of a claim at the Ward Transformer Superfund Site in Raleigh, North Carolina (the “Ward Site”).  There are three areas in the Ward Site which are to be remediated in two phases.  ABI is to be treated as a de minimus party at this site.  A Phase I settlement offer was made by the Ward Performing Parties to the named PRPs for this site.  ABI accepted the settlement offer in the amount of $69 thousand.  A Phase II settlement offer will not be forthcoming until legal issues are settled between a group of PRPs and the EPA regarding the application of the Burlington N & S.F. R. Co. v. United States, No. 07-1601 (May 4, 2009) decision to this site.  Pursuant to the TBC Agreement, TBC is liable for 37.5% of these remediation costs, incurred by ABI for the Ward Site.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI’s liabilities at the CERCLA Sites and the state supervised sites in Maine as well as the Olin Site with respect to the previous supervision of that site by the Massachusetts Department of Environmental Protection.  An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site.  ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims and ABI shared 37.5% of the amount of that reimbursement with TBC pursuant to the TBC Agreement.  Included in this insurance reimbursement is a payment of $4.6 million by one carrier in December 2005.  Another carrier has agreed to reimburse the Company for 2.5% of the Company’s liabilities regarding the future environmental expenses related to the Olin Site, $124 thousand of which was reimbursed through December 31, 2009 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the TBC Agreement.  ABI and one of its insurance carriers continue to discuss ABI’s remaining demands for insurance coverage for these sites.

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

In connection with the transfer of ABI’s Trenton, NJ tile plant to Congoleum in 1993, the Company entered an administrative consent order from the New Jersey Department of Environmental Protection for any environmental remediation the state may require at that location.  Pursuant to the contribution in 1993 of the Company’s former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site.  Congoleum has

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations.  The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the business, results of operations and financial position of the Company.

As of December 31, 2009 and 2008, ABI recorded a reserve of $6.5 million and $5.1 million, respectively, which represent probable and reasonably estimable amounts to cover the anticipated remediation costs described above based on facts and circumstances known to the Company.  The Company has also recorded a receivable of $2.5 million and $2.0 million as of December 31, 2009 and 2008, respectively, for ABI’s estimable and probable recoveries for the contingencies described above.  These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change.  As a result, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company’s earnings in future periods.  The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities (see Note 9).

Congoleum records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages. The recorded liabilities, totaling $4.6 million at December 31, 2009 and $4.7 million at December 31, 2008, are not reduced by the amount of estimated insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at December 31, 2009 and $2.1 million at December 31, 2008, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

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

The most significant exposure for which Congoleum has been named a PRP relates to a recycling facility site in Elkton, Maryland (the “Galaxy/Spectron Superfund Site”). The PRP group at this site is made up of 81 companies, substantially all of which are large financially solvent entities.  Two removal actions were substantially complete as of December 31, 1998 and a groundwater treatment system was installed thereafter.  The EPA has selected a remedy for the soil and shallow groundwater (OU-1); however, the remedial investigation/feasibility study related to the deep groundwater (OU-2) has not been completed.  The PRP group, of which Congoleum is a part, has entered into a Consent Decree to perform the remedy for OU-1 and resolve natural resource damage claims. The Consent Decree also requires the PRPs to perform the OU-2 remedy, assuming that the estimated cost of the remedy is not more than $10 million.  If the estimated cost of the OU-2 remedy is more than $10 million, the PRPs may decline to perform it or they may elect to perform anyway. Cost estimates for the OU-1 and OU-2 work combined (including natural resource damages) range between $22 million and $34 million, with Congoleum’s share ranging between approximately $1.0 million and $1.6 million.  This assumes that all parties participate and that none cash-out and pay a premium; those two factors may account for some fluctuation in Congoleum’s share. Fifty percent (50%) of Congoleum’s share of the costs is presently being paid by one of its insurance carriers, Liberty Mutual Insurance Company, whose remaining policy limits for this claim are expected to cover approximately $300 thousand in additional costs.  Congoleum expects to fund the balance to the extent further insurance coverage is not available.

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

9.  Congoleum Asbestos Liabilities and Planned Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, two affiliated insurance companies, together referred to as CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the Tenth Plan) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the Joint Plan).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle and a term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the Litigation Settlement) was entered into by those parties and was filed with the Bankruptcy Court in August 2008.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  In November 2008, Congoleum, the ACC and the Bondholders’ Committee filed the Amended Joint Plan.  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan.  A hearing was held in February 2009 and the Bankruptcy Court granted the insurer’s motion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law (the Summary Judgment Ruling) and denying confirmation of the Amended Joint Plan.  Pursuant to the ruling, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the Order of Dismissal).  In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court.  In August 2009, the District Court issued the District Court Order reversing the Order of Dismissal.  With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

modification.  The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing.  In addition, the District Court assumed jurisdiction over the entire Chapter 11 proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit is presently suspended, and the applicable insurers have agreed to cause the appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the “Second Amended Joint Plan”) and disclosure statement with the District Court.  In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and the New Jersey insurance guaranty associations (the Multi-Insurer Settlement).  Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which $97 million will be available for the payment of asbestos claims.  The Multi-Insurer Settlement was approved by the District Court in February 2010.  On March 15, 2010, the FCR filed a notice of appeal from the District Court’s February 19, 2010 order that approved Congoleum’s insurance settlement agreement with the St. Paul’s Travelers Entities.

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court.  In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement,  the Fourth Amended Joint Plan, was filed with the District Court on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC. The terms of the Third Amended Plan and Fourth Amended Joint Plan are substantially similar to those of the Second Amended Joint Plan.  On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing is scheduled to commence on June 7, 2010.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Under the terms of the Fourth Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Under the terms of the Fourth Amended Joint Plan, a trust will be created upon the plan becoming effective that would assume the liability for Congoleum’s current and future asbestos claims (the “Plan Trust”).  That trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and would be assigned Congoleum’s rights under its remaining policies covering asbestos product liability.  The trust would also receive 50.1% of the newly issued common stock of reorganized Congoleum when the plan takes effect (the “Trust Shares”).

Under the proposed terms of the Fourth Amended Joint Plan, holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive on a pro rata basis $33 million in new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017.  The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Fourth Amended Joint Plan, after which they would accrue interest at the rate of 9% per annum payable semi-annually in cash.  During the period beginning with the interest payment due 12 months after the effective date of the Fourth Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Fourth Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in the aggregate amount of the interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11%.

The indenture governing the New Senior Notes also would provide for the annual issuance of additional New Senior Notes (“Additional Notes”), with the amount of Additional Notes to be issued being determined as of the end of Congoleum’s fiscal year ending December 31, 2011, and on an annual basis at the end of each of the succeeding five years (each such date, a “Determination Date”), according to the following procedure.  As soon as practicable after each Determination Date, the average EBITDA for the two-year period ending on the Determination Date shall be calculated.  An assumed net debt capacity (“Net Debt Capacity”) shall then be determined as of each such Determination Date by multiplying this two-year average annual EBITDA by four.   Additional Notes shall be issuable to holders of New Senior Notes with respect to a Determination Date to the extent that the Net Debt Capacity as of such Determination Date, plus any cash amount on Congoleum’s balance sheet as of such

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Determination Date, exceeds the sum of (i) the amount of the balance of Reorganized Congoleum’s working capital loan (determined as the daily average of such loan for the year ending on such Determination Date); (ii) the $33 million of New Senior Notes to be issued on the effective date of the Fourth Amended Joint Plan; (iii) the amount of Additional Notes issued with respect to all prior Determination Dates; and (iv) the amount of other interest-bearing debt outstanding as of such Determination Date.  The calculation of the amount of Additional Notes to be issued shall take place within three months after each Determination Date, and the issuance of such Additional Notes shall be deemed to have occurred as of the first day of the fiscal year following the Determination Date.  The indenture governing the New Senior Notes will provide that in no event will the cumulative amount of Additional Notes issued under the procedures described in this paragraph exceed $37 million.

Under the terms of the Fourth Amended Joint Plan, existing Class A and Class B common shares of Congoleum would be cancelled when the plan took effect and holders of those shares, including ABI, would not receive anything on account of their cancelled shares.

The Fourth Amended Joint Plan also includes certain terms that would govern an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum which would be effective if and when the Fourth Amended Joint Plan takes effect and which ABI currently expects would have a term of two years.  The Fourth Amended Joint Plan provides that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and American Biltrite.  Although the form of the new agreement has not yet been filed with the District Court, the current proposed plan on file with the District Court contemplates that the form of the new agreement will be filed as a plan supplement.  ABI currently expects that the form of the new agreement to be filed with the District Court will be substantially similar to the forms of that new agreement filed with recent prior proposed plans of reorganization for Congoleum and include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

There can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court,  that such approvals  will be received in a timely fashion, that any plan, if confirmed, will become effective, or that there will be  sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  In addition, certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  Although those insurers have agreed to cause that appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order, there can be no assurance that such order will become a final order, that such appeal will be dismissed or that the District Court Order will not be reversed by the Third Circuit or other court having authority over the matter.

It also is unclear whether any other person might successfully propose and confirm a plan or what any such plan, if and when confirmed, would ultimately provide, and whether the District Court would approve such a plan.  Any plan of reorganization pursued by the Company will be subject to numerous conditions, approvals and other requirements, including District Court approvals, and there can be no assurance that such conditions, approvals and other requirements will be satisfied or obtained.

In anticipation of Congoleum’s commencement of the Chapter 11 cases, Congoleum entered into the Claimant Agreement, which provides settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on a previous plan, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in a previous plan.  It is also likely that additional new claims may be asserted in connection with solicitation of acceptances of any future plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During 2009, Congoleum paid $8.7 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Given the terms of the proposed Fourth Amended Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Liabilities Subject to Compromise

In accordance with U.S. GAAP, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.

Liabilities subject to compromise at December 31 were as follows (in thousands):

	2009	2008
Current
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	26,286	37,022
Other post-retirement benefit obligation	11,117	10,938
Pre-petition other liabilities	12,268	13,543
	149,671	161,503
Elimination—Payable to American Biltrite	(109)	(117)
	149,562	161,386

Total liabilities subject to compromise	$154,559	$166,383

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

The components of (loss) income from continuing operations before the provision for or benefit from income taxes and other items for the years ended December 31 were as follows (in thousands):

	2009	2008

Domestic	$(18,780)	$(34,144)
Foreign	37	1,467

	$(18,743)	$(32,677)

Significant components of the provision for (benefit from) income taxes for the years ended December 31 were as follows (in thousands):

	2009	2008
Current:
Federal	$(158)	$(891)
Foreign	175	164
State	164	251
Total current	181	(476)

Deferred:
Federal	(3,798)	(4,292)
State	(1,103)	(443)
Valuation allowance	4,922	2,766
Total deferred	21	(1,969)
	$202	$(2,445)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory tax rate to the effective tax rate of the Company’s tax provision (benefit) for the years ended December 31 was as follows:

	2009	2008

U.S. statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(4.0)	(4.6)
Foreign tax rate difference	(0.1)	(0.2)
Tax credits	(5.0)	(0.2)
Non-deductible items	9.9	4.4
Valuation allowance	33.6	25.5
Change in tax liability reserves	-	0.6
Expired net operating losses	1.1	0.4
Other	(0.4)	0.6

Effective tax rate	1.1%	(7.5)%

Excluding Congoleum, ABI’s effective tax rate was (1.7)% and 4.2% for 2009 and 2008, respectively.  Congoleum’s effective tax rate was (0.9)% and 10.8% for 2009 and 2008, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Inventory	$1,333	$719
Investments	3,652	3,639
Accruals and reserves	3,554	3,460
Environmental reserves	23,225	23,382
Postretirement benefit obligations	17,205	21,560
Depreciation and amortization	658	222
Net operating losses and credit carryforwards	24,633	17,470
Total deferred tax assets	74,260	70,452
Less valuation allowance	(23,531)	(17,708)
Net deferred tax assets	50,729	52,744

Deferred tax liabilities:
Depreciation and amortization	6,194	8,427
Insurance receivable	3,516	3,769
Accrued interest	25,204	19,806
Postretirement benefit obligations	14,293	19,110
Other	289	197
Total deferred tax liabilities	49,496	51,309

Net deferred tax asset	$1,233	$1,435

As of December 31, 2009, ABI had state net operating loss (“NOL”) carryforwards of $8.5 million and federal and state tax credit carryforwards of $1.1 million.  These NOL’s and credit carryforwards have already begun to expire and will continue to expire through 2029.  As of December 31, 2009, ABI had foreign NOL carryforwards of $1.3 million which do not expire.  As of December 31, 2009, AB Canada had NOL’s in the amount of $5.9 million, a significant portion of which will expire in 2010.  Due to the uncertainty surrounding the realization of the Company’s deferred tax assets and as a result of the Company’s cumulative losses in recent years, the Company has provided a valuation allowance against its deferred tax assets, resulting in a net deferred tax liability of $312 thousand and $131 thousand as of December 31, 2009 and 2008 respectively, excluding Congoleum.  ABI’s valuation allowance increased by $901 thousand during 2009, excluding amounts related to Congoleum.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

At December 31, 2009, Congoleum had available federal and state NOL’s of approximately $35.0 million and $53.0 million, respectively.  The federal NOLs will begin to expire in 2025 and the state NOLs will begin to expire in 2010.  Congoleum also had available federal and state tax credit carry forwards of $2.3 million and $1.8 million as of December 31, 2009, respectively.  The federal and state tax credit carry forwards will begin to expire in 2019 and 2010, respectively.  Congoleum has determined that a partial valuation allowance is necessary to reduce the deferred tax assets to the amount expected to be realized, and at December 31, 2009 and 2008, Congoleum had recorded a valuation allowance of $11.6 million and $6.7 million, thereby increasing its valuation allowance by $4.9 million during 2009.

Through December 31, 2009, the Company has not provided U.S. income taxes on approximately $17.3 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S.  It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain.  Accruals for tax contingencies are provided in accordance with the income tax accounting rules under U.S. GAAP.  The Company’s reserves for uncertain tax positions are not material to the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008.  The Company records tax penalties and interest as a component of income tax expense.

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

During 2009 and 2008, the Company made net payments for income taxes of $304 thousand and $350 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in pension liabilities in other comprehensive income.  Components of other comprehensive income (loss) for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Foreign currency translation adjustments	$2,699	$(3,885)
Defined benefits plan adjustment	17,950	(33,878)
Noncontrolling interests	(6,487)	-
Net change in accumulated other comprehensive income (loss)	$14,162	$(37,763)

During 2009 and 2008, the Company recorded significant unrealized gains and losses, respectively, as a result of the change in the exchange rate used to convert Canadian dollars to U.S. dollars.  The exchange rate used to translate the Canadian division’s balance sheet as of December 31, 2009 was approximately 16% higher than the exchange rate used as of December 31, 2008.  The exchange rate used to translate the Canadian division’s balance sheet as of December 31, 2008 was approximately 19% lower than the exchange rate used as of December 31, 2007.

During 2009 and 2008, the Company recorded a net adjustment of $18.0 million and $33.9 million, respectively, to accumulated other comprehensive income as a result of significant changes in the funded status of its pension and other benefit plans (see Note 7).  In accordance with the adoption of new accounting rules for noncontrolling interest effective January 1, 2009, the Company also recognized the noncontrolling interest in Congoleum’s adjustment of $14.4 million for its change in the funded status of its pension and other benefit plans.

As of December 31, 2009 and 2008, the components of accumulated other comprehensive loss, net of taxes and noncontrolling interests, were as follows (in thousands):

	2009	2008

Foreign currency translation adjustments	$2,313	$(386)
Pension liability	(41,401)	(52,864)

	$(39,088)	$(53,250)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.  Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2009 and 2008 (in thousands, except share and per share amounts):

	2009	2008
Numerator:
Net loss attributable to controlling interests	$(12,208)	$(29,050)
Denominator:
Basic income per share: Weighted-average shares	3,441,546	3,441,551
Dilutive employee stock options	-	-
Diluted income per share: Adjusted weighted-average shares and assumed conversions	3,441,546	3,441,551

Basic loss per share	$(3.55)	$(8.44)

Diluted loss per share	$(3.55)	$(8.44)

13.  Stock Option Plans

ABI Stock Plans

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights (“SARs”), limited SARs, restricted stock, restricted stock units and other stock-based awards of ABI to selected employees and independent contractors of the Company.  At the annual meeting of ABI’s stockholders held on May 6, 2008, ABI’s stockholders approved an increase of 250,000 shares of common stock reserved for issuance under the plan, bringing the total reserved under the amended plan to 800,000 shares of common stock.  The amended plan also provides that the term of each award be determined by the committee of the Board of Directors (the “Committee”) charged with administering the plan.

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

At the annual meeting of ABI’s stockholders held on May 6, 2008, ABI’s stockholders approved the American Biltrite Inc. Amended and Restated 1999 Stock Option Plan for Non-Employee Directors, which permits the issuance of options to purchase up to 100,000 shares of ABI common stock to non-employee directors.  Prior to this approval, the Company granted such options to its non-employee directors pursuant to a stock option plan that ABI adopted in 1999.  Under the terms of the plan, options granted are nonqualified and are issued at a price equal to 100% of fair market value at the date of grant (as determined under the plan).  Options granted under the plan are exercisable six months after the date of grant.

On November 16, 2009, March 17, 2008 and August 14, 2008, ABI granted 6,000, 250,000 and 8,000 options, respectively, to certain employees of ABI under its employee stock option plan.  The weighted-average grant date fair value of the options was $0.81, $3.49 and $2.40, respectively.  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rate of 3.46%, 2.71% and 3.46%, expected dividend yield of zero percent for each of the two years, volatility factor of the expected market price of the Company’s common stock of 46.5%, 45.7% and 46.5%, and a weighted-average expected life of the options of seven years.  The options vest 20% on the anniversary of the grant date for five years.  The Company recognizes compensation expense ratably over the vesting period.  During 2009 and 2008, ABI recognized stock compensation expense of $199 thousand and $132 thousand, respectively, for employee options.

On each July 1st of each year, ABI grants options to each of its non-employee directors under the amended and restated plan adopted in 2008.  On July 1, 2009 and 2008, 3,500 and 4,000 options were granted, respectively.  The weighted-average grant date fair value of the options was $0.71 and $2.52, respectively.  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2009 and 2008: risk-free interest rate of 3.62%, expected dividend yield of zero percent for each of the two years, volatility factor of the expected market price of the Company’s common stock of 44.3%, and a weighted-average expected life of the options of seven and one-half years.  The options vested on January 1st of the following year, and during 2009 and 2008, ABI recognized expense of $2 thousand and $10 thousand, respectively.

The total fair value of ABI options that vested during 2009 and 2008 was $184 thousand and $16 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

The following tables summarize information about ABI’s stock options:

	2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	535,500	$ 8.39	301,500	$10.31
Granted	9,500	1.47	262,000	6.41
Exercised	-	-	-	-
Forfeited	(8,500)	16.75	(28,000)	10.56

Outstanding at end of year	536,500	8.14	535,500	8.39

Options exercisable at end of year	325,000	$ 9.38	277,500	$10.23
Available for grant at end of year	346,520		347,520

Range of Exercise Price	Outstanding at December 31, 2009	Weighted- Average Exercise Price	Exercisable at December 31, 2009	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

$ 1.54 - $10.96	506,000	$ 7.83	294,500	$ 8.99	6.42
$10.97 - $14.00	14,500	$12.29	14,500	$12.29	3.13
$14.01 - $17.25	16,000	$14.06	16,000	$14.06	0.17

Stock option information related to nonvested shares for ABI’s stock option plans for the year ended December 31, 2009 was as follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at December 31, 2008	258,000	$3.44
Granted	9,500	0.77
Vested	(54,500)	3.38
Forfeited	(1,500)	3.49

Nonvested at December 31, 2009	211,500	$3.33

The compensation expense the Company will recognize as from January 2010 through December 2014 is approximately $580 thousand with respect to the nonvested options outstanding as of December 31, 2009, assuming those options vest in accordance with their terms.

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

The following table summarizes information about Congoleum’s stock options:

	2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	646,500	$ 2.02	662,000	$ 2.04
Granted	2,500	0.02	2,500	0.02
Canceled	-		-
Exercised	-		-
Forfeited	(3,500)	2.46	(18,000)	2.28

Outstanding at end of year	645,500	2.01	646,500	2.02

Weighted-average remaining contractual life of options outstanding (years)	2.73		3.74
Options exercisable at end of year	644,700	2.00	637,400	2.02
Available for grant at end of year	190,300		189,300

The total fair value of Congoleum options that vested during 2009 and 2008 was $19 thousand and $21 thousand, respectively.

Stock option information related to nonvested shares for the Congoleum Stock Option Plans for the year ended December 31, 2009 was as follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at December 31, 2008	11,600	$1.68
Granted	2,500	0.02
Vested	(10,800)	1.78
Forfeited	-

Nonvested at December 31, 2009	3,300	0.08

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Stock Option Plans (continued)

The intrinsic value of stock options exercised during 2009 and 2008 and stock options outstanding (whether or not then exercisable) and stock options outstanding and exercisable at December 31, 2009 and 2008 under the ABI Stock Plans and the Congoleum Stock Option Plans were insignificant as a result of each company’s stock price during each of the two years ended December 31, 2009.

Upon exercise of stock options, ABI and Congoleum issue shares from their respective treasury stock.

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

Segment Profit and Assets

	Years ended December 31
	2009	2008
	(In thousands)
Revenues
Revenues from external customers:
Flooring products	$134,917	$172,644
Tape products	75,603	90,120
Jewelry	51,919	55,410
Canadian division	45,486	56,919
Total revenues from external customers	307,925	375,093
Intersegment revenues:
Flooring products	-	-
Tape products	-	-
Jewelry	-	-
Canadian division	2,594	3,767
Total intersegment revenues	2,594	3,767
Total revenues	310,519	378,860
Reconciling items
Intersegment revenues	(2,594)	(3,767)

Total consolidated revenues	$307,925	$375,093

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

Approximately 55% and 48% of the Canadian division’s revenues from external customers were for flooring products for 2009 and 2008, respectively.  The remaining revenues from the Canadian division’s external customers were from sale of rubber and other industrial products.

For 2009 and 2008, one customer of the flooring division accounted for 19% of the Company’s consolidated revenues.  Another customer of the flooring division accounted for 7% and 10% of the Company’s consolidated revenues for 2009 and 2008, respectively.

	Years ended December 31
	2009	2008
	(In thousands)
Interest income
Flooring products	$3	$1,261
Tape products	-	-
Jewelry	-	-
Canadian division	-	-
Total segment interest revenue	3	1,261
Corporate	13	56

Total consolidated interest income	$16	$1,317

Interest expense
Flooring products	$230	$404
Tape products	132	51
Jewelry	526	742
Canadian division	104	150
Total segment interest expense	992	1,347
Corporate	315	725

Total consolidated interest expense	$1,307	$2,072

Depreciation and amortization expense
Flooring products	$9,584	$10,238
Tape products	2,024	2,133
Jewelry	366	850
Canadian division	1,440	1,809
Total segment depreciation and amortization	13,414	15,030
Corporate	486	108

Total consolidated depreciation and amortization	$13,900	$15,138

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

	Years ended December 31
	2009	2008
	(In thousands)
Segment (loss) profit
Flooring products	$(15,029)	$(16,389)
Tape products	(4,370)	(3,869)
Jewelry	1,637	(3,102)
Canadian division	349	1,581
Total segment (loss) profit	(17,413)	(21,779)
Reconciling items
Corporate expenses	(1,377)	(10,933)
Intercompany profit	47	35
Total consolidated loss from continuing operations before income taxes and other items	$(18,743)	$(32,677)

Segment profit or loss is before income tax expense or benefit.  During 2008, the Company recorded non-cash impairment charges aggregating $12.9 million.  The jewelry segment’s loss for 2008 includes a charge of $749 thousand for the write off of goodwill and other intangible assets acquired in the segment’s purchase of Jay Jewelry.  Corporate expenses for 2008 include non-cash impairment charges for the write off of goodwill associated with the Company’s acquisition of partnership interests in the jewelry segment ($11.3 million) and the write off of the Company’s investment in Hulera Sula ($850 thousand.)  These non-cash charges reduced the Company’s goodwill, other intangible assets and investment in Hulera Sula to zero.  During 2009 and 2008, the flooring products segment recorded charges of $5.2 million and $11.5 million, respectively, for asbestos-related reorganization costs.

	December 31
	2009	2008
	(In thousands)
Segment assets
Flooring products	$163,676	$171,867
Tape products	42,279	48,115
Jewelry	16,316	24,038
Canadian division	28,656	29,866
Total segment assets	250,927	273,886
Reconciling items
Corporate assets	29,611	35,948
Intersegment accounts receivable	(2,765)	(14,626)
Intersegment profit in inventory	(42)	(90)
Intersegment other asset	(109)	(117)

Total consolidated assets	$277,622	$295,001

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Industry Segments (continued)

	Years ended December 31
	2009	2008
	(In thousands)
Additions to long-lived assets
Flooring products	$2,314	$4,591
Tape products	939	365
Jewelry	47	169
Canadian division	694	986
Corporate	-	-

Total additions to long-lived assets	$3,994	$6,111

Geographic Area Information

	December 31
	2009	2008
	(In thousands)
Long-lived assets by area
United States	$113,932	$110,724
Canada	11,676	10,287
Europe	779	819
Asia	1,867	1,970

Total long-lived assets	$128,254	$123,800

	Years ended December 31
	2009	2008
	(In thousands)
Revenues from external customers
United States	$234,640	$290,300
Canada	33,132	40,324
Mexico	2,233	1,153
Europe	19,454	25,023
Asia	16,277	15,874
Other	2,189	2,419

Total revenues from external customers	$307,925	$375,093

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.  Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2009
Net sales	$70,061	$81,322	$83,883	$72,659
Gross profit	13,900	16,379	18,649	17,712
Net loss (including controlling interests)	(7,394)	(2,578)	(1,419)	(7,554)
Noncontrolling interests	1,897	421	743	3,676
Net loss attributable to controlling interests	(5,497)	(2,157)	(676)	(3,878)

Net loss per share, basic and diluted:
Net loss (including controlling interests)	(2.15)	(0.75)	(0.41)	(2.19)
Net loss attributable to controlling interests	(1.60)	(0.63)	(0.20)	(1.13)

2008
Net sales	$95,757	$101,239	$97,351	$80,746
Gross profit	23,164	23,562	22,021	13,845
Net income (loss) (including controlling interests)	932	(1,122)	(10,349)	(19,693)
Noncontrolling interests	40	27	(17)	107
Income (loss) from continuing operations	972	(1,095)	(10,366)	(19,586)
Discontinued operation	-	1,025	-	-
Net income (loss) attributable to controlling interests	972	(70)	(10,366)	(19,586)

Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	0.28	(0.32)	(3.01)	(5.69)
Discontinued operation	-	0.30	-	-
Net income (loss) attributable to controlling interests	0.28	(0.02)	(3.01)	(5.69)

During the fourth quarter of 2009 and the third quarter of 2008, Congoleum recorded charges of $5.2 million ($1.52 per share) and $11.5 million ($3.34 per share), respectively, to increase its reserve for estimated bankruptcy related expenses (see Note 9).  During the fourth quarter of 2008, the Company recorded non-cash impairment charges for the write off of goodwill, other intangible assets and the Company’s investment in Hulera Sula.  The total impairment charge was $12.9 million ($3.75 per share) (see Note 14).  During the fourth quarter of 2008, Congoleum recorded adjustments to reverse bond interest previously accrued ($29.6 million or $8.60 per share), to write off legal fee recoveries ($14.9 million or $4.33 per share) and to increase its reserves for estimated bankruptcy related expenses ($26.4 million or $7.67 per share).  These adjustments resulted in a deferred tax liability of $1.7 million, which was included in the provision recorded in the fourth quarter of 2008 (see Notes 9 and 10).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Biltrite Inc.

We have audited the accompanying consolidated balance sheets with consolidating details of American Biltrite Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations with consolidating details, stockholders’ equity (deficit), and cash flows with consolidating details for each of the two years in the period ended  December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying financial statements, as of January 1, 2009, the Company adopted Financial Accounting Standards Board Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (codified in FASB Accounting Standards Codification Topic 810, Consolidation).

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 31, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The management of American Biltrite Inc. assessed the effectiveness of American Biltrite Inc.’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the management of American Biltrite Inc. used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, the management of American Biltrite Inc. believes that, as of December 31, 2009, American Biltrite Inc.’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  This  Management’s Annual Report on Internal Control Over Financial Reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)  Changes in Internal Controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics (as that term is defined in Item 406 of Regulation    S-K of the regulations promulgated by the SEC), which is included in the Company’s written code of conduct or corporate policies, that applies to the principal executive officer, principal financial officer, principal accounting officer, controller and all other employees of the Company.  The text of the Company’s code of ethics is posted on our Internet website www.ambilt.com or may be obtained without charge by sending a written request to Mr. Henry W. Winkleman, Secretary of the Company, at the Company’s office at 57 River Street, Wellesley Hills, Massachusetts 02481.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial and accounting officer or controller by posting such information on our website at www.ambilt.com.

Other information required by this item is incorporated herein by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 12, 2010, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 12, 2010, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference in part to Item 5 of this Annual Report on Form 10-K and in part to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 12, 2010, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 12, 2010, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 12, 2010, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        List of Financial Statements and Financial Statement Schedules

(1)	The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets with Consolidating Details - December 31, 2009 and 2008, pages 50 & 51

Consolidated Statements of Operations with Consolidating Details - Years ended December 31, 2009 and 2008, page 52

Consolidated Statements of Cash Flows with Consolidating Details - Years ended December 31, 2009 and 2008, page 53 & 54

Consolidated Statements of Stockholders’ Equity (Deficit) - Years ended December 31, 2009 and 2008, page 55

Notes to Consolidated Financial Statements, pages 56 through 114

(2)	The following financial statement schedule is included in Item 15(c)

SCHEDULE II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits

The listing of exhibits required under this item is incorporated herein by reference to pages 122 through 133 of this Form 10-K.

(b)	Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c)	Financial Statement Schedule: The required consolidated financial statement schedule is included on page 120 of this Form 10-K.

American Biltrite Inc. and Subsidiaries

Schedule II -- Valuation and Qualifying Accounts

Years ended December 31, 2009 and 2008

(In thousands of dollars)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -- Describe	Other	Deductions - Describe	Balance at End of Period

2009
Allowances for doubtful accounts and cash discounts	$2,720	$3,173			$3,340(A)	$2,553

2008
Allowances for doubtful accounts and cash discounts	$2,917	$3,802			$3,999(A)	$2,720

(A)	Represents accounts charged off during the year, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date	March 31, 2010	by:	/s/ Howard N. Feist III
Howard N. Feist III, Vice President
Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2010	by:	/s/ Roger S. Marcus
Roger S. Marcus, Chairman of the Board, Chief Executive Officer and Director

Date:	March 31, 2010	by:	/s/ Richard G. Marcus
Richard G. Marcus, President, Chief Operating Officer and Director

Date:	March 31, 2010	by:	/s/ William M. Marcus
William M. Marcus, Executive Vice President, Treasurer, Chairman of the Executive Committee and Director

Date:	March 31, 2010	by:	/s/ Leo R. Breitman
Leo R. Breitman, Director

Date:	March 31, 2010	by:	/s/ John C. Garrels III
John C. Garrels III, Director

Date:	March 31, 2010	by:	/s/ Mark N. Kaplan
Mark N. Kaplan, Director

Date:	March 31, 2010	by:	/s/ James S. Marcus
James S. Marcus, Director

Date:	March 31, 2010	by:	/s/ Natalie S. Marcus
Natalie S. Marcus, Director

Date:	March 31, 2010	by:	/s/ Kenneth I. Watchmaker
Kenneth I. Watchmaker, Director

Date:	March 31, 2010	by:	/s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance, Chief Financial Officer and Principal Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

3 (1) VI	Restated Certificate of Incorporation

3 (2) XXIII	By-Laws, amended and restated as of November 7, 2007

4 (1) I	Indenture, dated as of August 3, 1998, by and between Congoleum Corporation and First Union National Bank, as trustee

4 (2) I	First Supplemental Indenture, dated as of March 28, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (3) I	Second Supplemental Indenture, dated as of August 7, 2003, between Congoleum Corporation and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee

4 (4) XXX	Instrument of Resignation, Appointment and Acceptance dated as of November 15, 2005 among the Company, Wachovia Bank, National Association and HSBC Bank USA, National Association, as Successor Trustee

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

10 (3) VII, II	1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (4) XXV	First Amendment to the1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (5) V	K&M Associates L.P. Amended and Restated Agreement of Limited Partnership

10 (6) XVI	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

Exhibit No.	Description

10 (7) VI, II	Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus Irrevocable Insurance Trust of 1990 Dated June 1, 1990

10 (8) VI, II	Description of Supplemental Retirement Benefits for Gilbert K. Gailius

10 (9) VIII	American Biltrite 1999 Stock Option Plan for Non-Employee Directors (as in effect prior to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors)

10 (10) XXV	American Biltrite Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

10 (11) IX, II	Description of Employment Arrangement for Gilbert K. Gailius.

10 (12) X, II	Split-Dollar Agreement dated as of November 20, 2000 by and between American Biltrite Inc. and Howard N. Feist III

10 (13) XI
Personal Services Agreement, dated as of March 11, 1993, by and between Congoleum Corporation and the Company; First Amendment dated as of February 8, 1995; Second Amendment dated as of November 15, 1996; Third Amendment dated as of March 10, 1998; Fourth Amendment dated as of November 7, 2002

10 (14) XXII	Fifth Amendment to Personal Services Agreement, dated as of March 11, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10 (15) XXVII	Sixth Amendment to Personal Services Agreement, dated as of September 23, 2008, by and between American Biltrite Inc. and Congoleum Corporation

10 (16) XXVIII	Seventh Amendment to Personal Services Agreement, dated as of June 17, 2009, by and between American Biltrite Inc. and Congoleum Corporation

10 (17)	Eight Amendment to Personal Services Agreement, dated as of February 9, 2010, by and between American Biltrite Inc. and Congoleum Corporation

Exhibit No.	Description

10 (18) XXVIII
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

10(19)	First Amendment to the Loan and Security Agreement dated as of July 15, 2009

10(20) XXXI	Second Amendment to the Loan and Security Agreement dated as of March 15, 2010

10 (21) XXVIII
Intercreditor and Lien Subordination Agreement dated June 30, 2009, among Wachovia Bank, National Association, as agent under Credit Agreement, Faunus Group International, Inc., American Biltrite Inc. and American Biltrite Far East, Inc.

10 (22) XXVIII	Receivables Finance Agreement dated June 30, 2009, by and between American Biltrite Far East, Inc. and Faunus Group International, Inc.

10 (23) XXVIII	Debt Purchase Agreement dated June 30, 2009, by and between American Biltrite Inc. and Faunus Group International, Inc.

10 (24) XIV	Form of Stock Option Agreement for American Biltrite Inc.’s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan prior to March 17, 2008)

10 (25) XXV
Form of Stock Option Agreement for American Biltrite Inc.’s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10 (26) XIV	Form of Stock Option Agreement for American Biltrite Inc.’s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan prior to March 31, 2008)

10 (27) XXVI	Form of Stock Option Agreement for American Biltrite Inc.’s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on or after March 31, 2008)

Exhibit No.	Description

10 (28) XII	Settlement Agreement Between Congoleum Corporation and Various Asbestos Claimants dated April 10, 2003

10 (29) XII	First Amendment to Settlement Agreement Between Congoleum Corporation and Various Asbestos Claimants dated June 6, 2003

10 (30) XII
Collateral Trust Agreement, dated April 16, 2003, by and between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (31) XII
First Amendment to Collateral Trust Agreement, dated June 6, 2003, by and between Congoleum Corporation, Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust, and Wilmington Trust Company, solely in its capacity as Delaware Trustee of the Collateral Trust

10 (32) XII	Security Agreement, dated April 16, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (33) XII	Second Security Agreement, dated April 17, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (34) XII	Termination Agreement, dated June 6, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (35) XII	Superseding Security Agreement, dated June 11, 2003, by and between Congoleum Corporation and Arthur J. Pergament, solely in his capacity as the Collateral Trustee of the Collateral Trust

10 (36) I	Loan and Security Agreement, dated December 10, 2001 by and between Congress Financial Corporation and Congoleum Corporation

10 (37) I	Amendment No. 2 to Loan and Security Agreement, dated as of February 27, 2003, by and between Congress Financial Corporation and Congoleum Corporation

10 (38) I	Ratification and Amendment Agreement dated January 7, 2004, by and between Congoleum Corporation and Congress Financial Corporation

Exhibit No.	Description

10 (39) I	Amendment No. 1 to Ratification and Amendment Agreement and Amendment No. 3 to Loan and Security Agreement dated as of December 14, 2004

10 (40) XIX	Amendment No. 2 to Ratification and Amendment Agreement and Amendment No. 4 to Loan and Security Agreement dated as of January 13, 2005

10(41) XIX	Amendment No. 3 to Ratification and Amendment Agreement and Amendment No. 5 to Loan and Security Agreement dated as of June 7, 2005

10 (42) XVIII	Amendment No. 4 to Ratification and Amendment Agreement and Amendment No. 6 to Loan and Security Agreement dated as of December 19, 2005

10 (43) XIX	Amendment No. 5 to Ratification and Amendment Agreement and Amendment No. 7 to Loan and Security Agreement dated as of September 27, 2006

10 (44) XIX	Amendment No. 6 to Ratification and Amendment Agreement and Amendment No. 8 to Loan and Security Agreement dated as of November 27, 2006

10 (45) XXI	Amendment No. 7 to Ratification and Amendment Agreement and Amendment No. 9 to Loan and Security Agreement dated as of June 12, 2007

10 (46) XXV	Amendment No. 8 to Ratification and Amendment Agreement and Amendment No. 10 to Loan and Security Agreement dated as of December 11, 2007

10 (47) XXX	Amendment No. 9 to Ratification and Amendment Agreement and Amendment No. 11 to Loan and Security Agreement dated as of June 4, 2008

10 (48) XXX	Amendment No. 10 to Ratification and Amendment Agreement and Amendment No. 12 to Loan and Security Agreement dated as of October 6, 2008

10 (49) XXX	Amendment No. 11 to Ratification and Amendment Agreement and Amendment No. 13 to Loan and Security Agreement dated as of March 16, 2009

Exhibit No.	Description

10 (50) XXIX	Amendment No. 12 to Ratification and Amendment Agreement and Amendment No. 14 to Loan and Security Agreement dated as of June 9, 2009

10 (51)	Amendment No. 13 to Ratification and Amendment Agreement and Amendment No. 15 to Loan and Security Agreement dated as of December 7, 2009

10 (52) XXIX
Forbearance Letter from Wachovia Bank, National Association to Congoleum Corporation  extending the forbearance period referenced in paragraph 2.3 of the Twelfth Ratification  Amendment from August 14, 2009 until December 31, 2009

10 (53) XX	Response Cost Sharing And Alternative Dispute Resolution Agreement, dated as of May 21, 2007, by American Biltrite Inc. and Miller Industries, Inc.

10 (54) XXIV	Business Relations Agreement dated as of March 11, 1993 by and between American Biltrite Inc. and Congoleum

10 (55) XXIII	First Amendment to the Business Relations Agreement, dated as of August 19, 1997

10 (56) XXIII	Second Amendment to the Business Relations Agreement, dated as of March 11, 2008

10 (57) XXVIII	Third Amendment to the Business Relations Agreement, dated as of June 17, 2009

10 (58)	Fourth Amendment to the Business Relations Agreement, dated as of February 9, 2010

21 (1)	Subsidiaries of the Registrant (including each subsidiary’s jurisdiction of incorporation or organization and the name under which each subsidiary does business)

23 (1)	Consent of Independent Registered Public Accounting Firm

31 (1)	Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31 (2)	Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1)
Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the Asbestos Claimants’ Committee, the Bondholders’ Committee and the Future Claimants’ Representative, dated as of March 11, 2010

99 (2) XIII	Settlement Agreement and Release, dated June 18, 2004, by and between Congoleum Corporation and Liberty Mutual Insurance Company

99 (3) XIII
Settlement Agreement and Release, dated May 12, 2005, by, between and among Congoleum Corporation, Congoleum Sales, Inc., Congoleum Fiscal, Inc. and AIG Domestic Claims, Inc., as authorized agent for the applicable AIG companies, and the Plan Trust

99 (4) XIII	Confidential Settlement Agreement and Release, dated June 22, 2005, by and between Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd’s, London

99 (5) XIII	Amendment, dated July 29, 2005, to the Confidential Settlement Agreement and Release dated June 22, 2005, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd’s, London

99 (6) XXIV	Second Amendment, dated November 8, 2007, to the Confidential Settlement Agreement and Release, among Congoleum Corporation, the Plan Trust and certain underwriters at Lloyd’s, London

99 (7) XIV	Settlement Agreement and Release dated August 3, 2005 by, between and among Congoleum Corporation and Federal Insurance Company

99 (8)	Amended Settlement Agreement and Release, dated as of October 4, 2006, by, between and among Congoleum Corporation and Federal Insurance Company

99 (9) XXV
Amended and Restated Plan Trust Settlement Agreement and Release dated as of January 18, 2008 among  Congoleum Corporation, the Plan Trust and Mt. McKinley Insurance Company and Everest Reinsurance Company

99 (10) XIII	Settlement Agreement and Release by and between Congoleum Corporation and Harper Insurance Limited, formerly known as Turegum Insurance Company

Exhibit No.	Description

99 (11) XV
Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (12) XXIV
Letter Agreement, dated as of March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (13)
Letter Agreement, dated as of January 28, 2010, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc., Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company

99 (14) XV	Settlement Agreement, made as of April 27, 2006, by and between Congoleum Corporation and Fireman’s Fund Insurance Company

99 (15) XVII	Settlement and Policy Buyback Agreement and Release, made as of August 17, 2006, by and between Congoleum Corporation and Century Indemnity Company and its affiliates

99 (16)
Settlement Agreement, dated as of January 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Hartford Parties (First State Insurance Company and Twin City Fire Insurance Company)

99 (17)
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Continental Casualty Company and The Continental Insurance Company

99 (18)
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Nationwide Indemnity Company acting on behalf of Employers Insurance Company of Wausau f/k/a Employers Insurance of Wausau, a Mutual Company and/or f/k/a Employers Mutual Liability Insurance Company of Wisconsin

Exhibit No.	Description

99 (19)
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and OneBeacon America Insurance Company f/k/a Employers Commercial Union Insurance Company

99 (20)
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Munich Reinsurance America, Inc., f/k/a American Re-Insurance Company

99 (21)
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Mutual Marine Office, Inc., as general agent and attorney-in-fact for Employers Mutual Casualty Company

99 (22)
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and TIG Insurance Company as Successor-By-Merger to International Surplus Lines Insurance Company and United States Fire Insurance Company

99 (23)	Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Certain London Market Insurance Companies

99 (24)
Settlement Agreement, dated as of January 20, 2010,  by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Westport Insurance Corporation, as successor in interest to Puritan Insurance Company

99 (25)	Settlement Agreement, dated as of January 21, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Old Republic Insurance Company

99 (26)	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Transport Insurance Company

99 (27)	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Stonewall Insurance Company

Exhibit No.	Description

99 (28)
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Colonia Insurance Company, United Reinsurance Corporation of New York, and Navigators Insurance Company

99 (29)	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and American Centennial Insurance Company

99 (30)
Settlement Agreement, dated as of January 28, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and New Jersey Property-Liability Insurance Guaranty Association and New Jersey Surplus Lines Insurance Guaranty Fund

99 (31)	Settlement and Policy Buyback Agreement and Release, dated as of January 29, 2010, by and between Congoleum Corporation and Seaton Insurance Company

99 (32)	Litigation Settlement Agreement, dated as of September 10, 2008, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al

99 (33)	First Amendment to Litigation Settlement Agreement, dated as of October 22, 2009, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al

99 (34)
Proposed Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC, the Bondholders’ Committee and the FCR, dated as of March 11, 2010

____________________________________________________________

I	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

II	Compensatory plans required to be filed as exhibits pursuant to Item 15 of Form 10-K

III	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on December 21, 1992 (1-4773)

IV	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed on March 25, 1993 (1-4773)

V	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (1-4773)

VI	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (1-4773)

VII	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 (1-4773)

VIII	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999

IX	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

X	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

XI	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

XII	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

XIII	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

XIV	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

XV	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

XVI	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

XVII	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

XVIII	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

XIX	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

XX	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on May 21, 2007

XXI	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

XXII	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on March 17, 2008

XXIII	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

XXIV	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

XXV	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

XXVI	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

XXVII	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on September 24, 2008

XXVIII	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 19, 2009

XXIX	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

XXX	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

XXXI	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on March 18, 2010