Form 10-Q
period 2010-03-31
AMERICAN BILTRITE INC
filed 2010-05-17
CIK 4611

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2010	Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010

Common Stock	3,441,419 shares

FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on American Biltrite’s expectations, and American Biltrite’s understanding of Congoleum’s expectations, as of the date of this release, of future events. American Biltrite undertakes no obligation to update any of these forward looking statements, except as may be required by the federal securities laws. Although American Biltrite believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and experience, there can be no assurance that actual results will not differ materially from expectations. Any or all of these expectations may turn out to be incorrect and any forward-looking statements made in this report speak only as of the date of this report. Readers are cautioned not to place undue reliance on any forward-looking statements. Actual results could differ significantly as a result of various factors. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements made in this report speak only as of the date of this report unless the statement indicates that another date applies. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results.

Factors that could cause actual results to differ from expectations include: (i) American Biltrite’s and Congoleum’s ability to comply with the covenants imposed on them under their respective credit agreements and the availability of borrowings under their credit facilities and their ability to generate sufficient operating cash flows to fund their respective businesses and operations; (ii) the future cost and timing of payments associated with and availability of insurance coverage for environmental and non-asbestos related product and general liability claims; (iii) increases in raw material prices and availability of raw materials; (iv) increased competitive activity from competitors, some of which have greater resources and broader distribution channels; (v) unfavorable developments in various markets for American Biltrite’s or its subsidiaries’ products or in the national or global economy in general; (vi) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of American Biltrite’s or its subsidiaries’ facilities or distributors; (vii) the incurrence of product warranty costs; (viii) changes in customers for American Biltrite’s or its subsidiaries’ products or the failure of customers to timely pay for product purchased; (ix) any discontinuation of American Biltrite’s intercompany arrangements with Congoleum on terms substantially consistent with those currently in effect, which agreements are contemplated to be revised under the currently proposed plan of reorganization for Congoleum, and the expected terms of such proposed amendments have been previously referred to by American Biltrite in its prior periodic filings with the Securities and Exchange Commission; (x) the failure of distributors or sales representatives to adequately perform; and (xi) the loss of any key executives.

American Biltrite and Congoleum have significant asbestos related liabilities. On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On August 17, 2009, the United States District Court for the District of New Jersey withdrew reference to Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s Chapter 11 case is pending. Some additional factors that could cause actual results to differ from Congoleum’s and American Biltrite’s objectives for resolving asbestos liability include: (i) the future cost and timing of estimated asbestos liabilities and payments; (ii) the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for asbestos-related claims, including insurance coverage and reimbursement for asbestos claimants under any proposed plan of reorganization for Congoleum, which certain insurers have objected to in the applicable courts adjudicating Congoleum’s Chapter 11 case and are litigating in New Jersey state court; (iii) the costs relating to the execution and implementation of any plan of reorganization for Congoleum; (iv) timely reaching agreement with other creditors, or classes of creditors, that exist or may emerge; (v) satisfaction of the conditions and obligations under American Biltrite and Congoleum’s outstanding debt instruments, and amendment or waiver of those outstanding debt instruments, as necessary, to permit Congoleum and American Biltrite to satisfy their obligations under any plan of reorganization for Congoleum; (vi) the response from time-to-time of the lenders, customers, suppliers, holders of Congoleum’s Senior Notes and their representatives, and other creditors and constituencies to the Chapter 11 process and related developments arising from the strategy to resolve asbestos liability; (vii) Congoleum’s ability to maintain debtor-in-possession financing sufficient to provide it with funding that may be needed during the pendency of its Chapter 11 case and to obtain exit financing sufficient to provide it with funding that may be needed for its operations after emerging from the bankruptcy process, in each case, on reasonable terms; (viii) timely obtaining sufficient creditor and court approval (including the results of any relevant appeals) of any reorganization plan for Congoleum and the court overruling any objections to the plan that may be filed; (ix) costs of, developments in, and the outcome of insurance coverage litigation pending in New Jersey state court involving Congoleum and certain insurers; (x) the impact any adopted federal legislation addressing asbestos claims may have on American Biltrite’s and Congoleum’s businesses, results of operations or financial conditions; (xi) compliance with the United States Bankruptcy Code, including section 524(g); and (xii) the possible adoption of another party’s plan of reorganization, which may prove to be unfeasible.

In addition, in view of American Biltrite’s relationships with Congoleum, American Biltrite could be affected by Congoleum’s negotiations regarding its pursuit of a plan of reorganization, and there can be no assurance as to what that impact, positive or negative, might be. In any event, the failure of Congoleum to obtain confirmation and consummation of a Chapter 11 plan of reorganization would have a material adverse effect on Congoleum’s business, results of operations or financial condition and could have a material adverse effect on American Biltrite’s business, results of operations or financial condition. Other factors that could cause or contribute to American Biltrite Inc.’s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.’s other filings with the Securities and Exchange Commission.

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of March 31, 2010 (Unaudited) and December 31, 2009	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity (Deficit) as of March 31, 2010 (Unaudited) and December 31, 2009	2

		Consolidating Condensed Statements of Operations (Unaudited) For the Three Months Ended March 31, 2010 and 2009	3

		Consolidating Condensed Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2010 and 2009	4

		Notes to Unaudited Consolidating Condensed Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 3.	Defaults Upon Senior Securities	54

	Item 5.	Other Information	54

	Item 6.	Exhibits	55

Signature			59

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,619	$16,467			$12,660	$16,065	$959	$402
Restricted cash	33,656	31,580			33,656	31,580
Short-term investments	2,400	2,400					2,400	2,400
Accounts receivable, net	37,717	30,780	$(1,065)	$(105)	16,260	11,699	22,522	19,186
Inventories	64,396	61,853	(220)	(41)	32,952	28,883	31,664	33,011
Taxes receivable	306	287					306	287
Prepaid expense & other current assets	7,820	6,001			3,344	3,868	4,476	2,133
Total current assets	159,914	149,368	(1,285)	(146)	98,872	92,095	62,327	57,419

Property, plant & equipment, net	78,273	80,541			47,324	49,250	30,949	31,291

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646					17,646	17,646
Other assets	29,884	30,067	(109)	(109)	22,331	22,331	7,662	7,845
	47,530	47,713	(109)	(109)	22,331	22,331	25,308	25,491

Total assets	$285,717	$277,622	$(1,394)	$(255)	$168,527	$163,676	$118,584	$114,201

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$17,105	$14,462	$(1,065)	$(105)	$9,219	$7,740	$8,951	$6,827
Accrued expenses	30,018	32,235			13,536	16,188	16,482	16,047
Asbestos-related liabilities	47,900	48,458			47,900	48,458
Deferred income taxes	12,724	12,724			12,724	12,724
Notes payable	26,158	18,231			20,128	14,180	6,030	4,051
Current portion of long-term debt	1,458	1,448					1,458	1,448
Liabilities subject to compromise	4,997	4,997			4,997	4,997
Total current liabilities	140,360	132,555	(1,065)	(105)	108,504	104,287	32,921	28,373

Long-term debt, less current portion	6,716	7,134					6,716	7,134
Asbestos-related liabilities	17,700	17,700					17,700	17,700
Other liabilities	14,565	14,656					14,565	14,656
Liabilities subject to compromise	150,338	149,562	(109)	(109)	150,447	149,671
Total liabilities	329,679	321,607	(1,174)	(214)	258,951	253,958	71,902	67,863

Stockholders’ equity (deficit)
Common stock	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	20,000	19,950	(49,395)	(49,395)	49,395	49,395	20,000	19,950
Less cost of shares in treasury	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Retained earnings (deficit)	(11,126)	(10,400)	42,225	42,340	(95,349)	(95,207)	41,998	42,467
Accumulated other comprehensive loss	(38,234)	(39,088)	(377)	(377)	(36,750)	(36,750)	(1,107)	(1,961)
Total stockholders’ equity (deficit) of controlling interests	(44,446)	(44,624)	173	288	(90,424)	(90,282)	45,805	45,370
Noncontrolling interests	484	639	(393)	(329)			877	968
Total stockholders’ equity (deficit)	(43,962)	(43,985)	(220)	(41)	(90,424)	(90,282)	46,682	46,338
Total liabilities and stockholders’ equity (deficit)	$285,717	$277,622	$(1,394)	$(255)	$168,527	$163,676	$118,584	$114,201

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$80,682	$70,061			$34,051	$30,106	$46,631	$39,955

Cost of products sold	61,165	56,337	$(112)	$(309)	27,357	26,136	33,920	30,510
Selling, general & administrative expenses	19,480	20,510			6,910	8,250	12,570	12,260
Income (loss) from operations	37	(6,786)	112	309	(216)	(4,280)	141	(2,815)
Other income (expense)
Interest income	3	7			–	2	3	5
Interest expense	(331)	(345)			(49)	(108)	(282)	(237)
Other (expense) income	(465)	(323)	(291)	(293)	135	294	(309)	(324)
	(793)	(661)	(291)	(293)	86	188	(588)	(556)
Loss before income taxes	(756)	(7,447)	(179)	16	(130)	(4,092)	(447)	(3,371)
Provision for (benefit from) income taxes	27	(53)			12	15	15	(68)
Net loss	(783)	(7,394)	(179)	16	(142)	(4,107)	(462)	(3,303)
Noncontrolling interests	57	1,897	64	1,847			(7)	50
Net loss attributable to controlling interests	$(726)	$(5,497)	$(115)	$1,863	$(142)	$(4,107)	$(469)	$(3,253)

	2010	2009
Net loss attributable to controlling interests per share
Basic	$(0.21)	$(1.60)
Diluted	(0.21)	(1.60)
Weighted average number of common and equivalent shares outstanding
Basic	3,441,531	3,441,551
Diluted	3,441,531	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2010	2009	2010	2009	2010	2009	2010	2009
Operating activities
Net loss	$(783)	$(7,394)	$(179)	$16	$(142)	$(4,107)	$(462)	$(3,303)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,468	3,443			2,332	2,432	1,136	1,011
Stock compensation expense	50	52			–	2	50	50
Change in operating assets and liabilities:
Accounts and notes receivable	(7,017)	(1,275)	960	(92)	(4,561)	(2,059)	(3,416)	876
Inventories	(3,720)	727	179	(16)	(4,069)	(2,328)	170	3,071
Prepaid expenses and other assets	285	449			524	556	(239)	(107)
Accounts payable and accrued expenses	1,647	(5,349)	(960)	92	845	(3,369)	1,762	(2,072)
Asbestos-related expenses	(2,635)	(1,292)			(2,635)	(1,292)
Other	594	558			790	682	(196)	(124)

Net cash used by operating activities	(8,111)	(10,081)	—	—	(6,916)	(9,483)	(1,195)	(598)
Investing activities
Investments in property, plant and equipment	(727)	(1,177)			(406)	(859)	(321)	(318)
Purchase of short-term investments	(2,400)	(1,000)					(2,400)	(1,000)
Proceeds from sale of short-term investments	2,400	–					2,400	–

Net cash used by investing activities	(727)	(2,177)	—	—	(406)	(859)	(321)	(1,318)
Financing activities
Net short-term borrowings	7,938	3,776			5,993	2,972	1,945	804
Payments on long-term debt	(408)	(584)					(408)	(584)
Net change in restricted cash	(2,076)	(28)			(2,076)	(28)

Net cash provided by financing activities	5,454	3,164	—	—	3,917	2,944	1,537	220
Effect of foreign exchange rate changes on cash	536	379					536	379
Net (decrease) increase in cash	(2,848)	(8,715)	—	—	(3,405)	(7,398)	557	(1,317)
Cash and cash equivalents at beginning of period	16,467	18,072			16,065	15,077	402	2,995

Cash and cash equivalents at end of period	$13,619	$9,357	$—	$—	$12,660	$7,679	$959	$1,678

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., are referred to herein as "ABI", "American Biltrite" or the "Company") as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and provisions to effect a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") of Congoleum Corporation ("Congoleum"), a majority-owned subsidiary of the Company, to settle asbestos liabilities) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2010.  For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidating condensed balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company's subsidiary Congoleum filed for bankruptcy protection on December 31, 2003 in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"), and on August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings.  The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $90.0 million in excess of the value of ABI’s investment in Congoleum at March 31, 2010 and December 31, 2009.  ABI owns a majority of the voting stock of Congoleum, and expects to continue doing so until Congoleum’s Chapter 11 reorganization is completed.  Upon effectiveness of any plan of reorganization for Congoleum, ABI expects that its ownership interests in Congoleum will be cancelled, at which time ABI would no longer include Congoleum's results in the consolidated results of the Company.  The Company has elected to continue to consolidate the financial statements of Congoleum in its consolidated results because it believes that is the appropriate presentation given its current voting control of Congoleum.  However, the accompanying financial statements also present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum (and its debtor subsidiaries), which may be more meaningful for certain analyses.

Note A - Basis of Presentation (continued)

For more information regarding Congoleum’s asbestos liability and plan for resolving that liability, please refer to Note I.

The financial statements of Congoleum have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should Congoleum be unable to continue as a going concern.  In light of Congoleum’s substantial asbestos liabilities, which are further described in Note I, there is substantial doubt about Congoleum’s ability to continue as a going concern unless it obtains relief from those liabilities through a successful reorganization under Chapter 11 of the Bankruptcy Code.

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

Note A - Basis of Presentation (continued)

Recently Issued Accounting Principles

In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new accounting guidance was effective for interim and annual periods ending after June 15, 2009.  In particular, the new accounting guidance established (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new accounting guidance did not have a material effect on the Company’s financial condition or results of operations.  There were no events subsequent to March 31, 2010 and through our financial statement issuance date requiring disclosure.

Note B - Inventories

Inventories at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Finished goods	$43,462	$43,789
Work-in-process	11,178	9,335
Raw materials and supplies	9,756	8,729

	$64,396	$61,853

Note C – Accrued Expenses

Accrued expenses at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Accrued advertising and sales promotions	$14,386	$16,981
Employee compensation and related benefits	7,930	6,954
Environmental matters	1,159	1,118
Royalties	592	639
Income taxes	201	166
Other	5,750	6,377

	$30,018	$32,235

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12.0 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3.0 million Canadian letter of credit facility sublimit) subject to availability under the Revolver.  The Revolver expires on June 30, 2012, and all indebtedness under the Credit Agreement other than the Term Loan, matures on that date.  The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company’s obligations under the Credit Agreement are secured by a lien on the assets of the Company and its subsidiaries.  At March 31, 2010, the Company had $6.0 million and $7.0 million outstanding under the Revolver and Term Loan, respectively, and $11.0 million of additional unused borrowing capacity available under the Revolver.

Note D – Financing Arrangements (continued)

Interest is payable monthly on borrowings under the Credit Agreement at rates based on a base interest rate plus an applicable margin for each type of loan, which varies depending on whether the loan is based on U.S., Canadian, or Eurodollar rate loans and which ranges from an applicable rate of two hundred basis points over U.S. and Canadian base rates to four hundred basis points over Eurodollar base rates for revolving debt loans and three hundred basis points over U.S. base rates and five hundred basis points over Eurodollar base rates for the Term Loan.  The Credit Agreement charges the Company a monthly unused borrowing line fee, at a rate equal to five-eighths of one percent (0.625%) per annum.  In addition, the Credit Agreement imposes a monthly letter of credit fee equal to four percent (4%) per annum for outstanding letters of credit.

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

In March 2010, the Company and Wachovia entered into an amendment of the Credit Agreement.  The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement, and further provided that meeting such minimums would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million on every day for 30 consecutive days.  The Company paid a fee of $30 thousand to Wachovia in connection with this amendment.

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

Note D – Financing Arrangements (continued)

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

Note E – Other Liabilities

Other Liabilities at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Pension benefits	$5,976	$5,871
Environmental remediation and product related liabilities	5,570	5,570
Income taxes payable	609	352
Deferred income taxes	312	312
Other	2,098	2,551

	$14,565	$14,656

See Note F for Liabilities Subject to Compromise.

Note F – Liabilities Subject to Compromise

As a result of Congoleum’s Chapter 11 filing (see Notes A and I), Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Additional pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the District Court of contingent or disputed claims.  Liabilities subject to compromise at March 31, 2010 and December 31, 2009 and included in ABI’s consolidated balance sheet at each such date were as follows (in thousands):

	March 31, 2010	December 31, 2009
Current liability
Pre-petition other payables and accrued interest	$4,997	$4,997
Non-current
Debt (at face value)	100,000	100,000
Pension liability	26,890	26,286
Other post-retirement benefit obligation	11,201	11,117
Pre-petition other liabilities	12,356	12,268
	150,447	149,671
Elimination – Payable to American Biltrite	(109)	(109)
Total non-current liability	150,338	149,562

Total liabilities subject to compromise	$155,335	$154,559

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

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010		2009
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$535	$51	$494	$57
Interest cost	1,738	150	1,646	161
Expected return on plan assets	(1,436)	-	(1,192)	-
Recognized net actuarial loss	717	12	1,102	16
Amortization of prior service cost	23	-	27	-

Net periodic benefit cost	$1,577	$213	$2,077	$234

The weighted average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2010 and 2009 were as follows:

	2010		2009
	Pension	Other Benefits	Pension	Other Benefits

Discount rate	6.00% - 6.25%	6.00%	5.75% - 7.50%	5.75%
Expected long-term return on plan assets	7.00%	—	7.00%	—
Rate of compensation increase	3.00% - 3.50%	—	3.00% - 4.00%	—

Note H - Commitments and Contingencies

The Company and Congoleum are subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against the Company and Congoleum.  Among these claims, the Company and Congoleum are separately a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s and Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s and Congoleum’s liability in proportion to other potentially responsible parties, the financial viability of other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company and Congoleum. While the Company and Congoleum believe their estimate of the future amount of these liabilities is reasonable, and that they will be paid for the most part over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s and Congoleum’s assumptions.  Although the effect of future government regulation could have a significant effect on the Company’s and Congoleum’s costs, the Company and Congoleum are not aware of any pending legislation that would have a material adverse effect on their respective results of operations or financial position.  There can be no assurances that the costs of any future government regulations could be passed along to their customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Note H - Commitments and Contingencies (continued)

American Biltrite Inc.

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,215 pending claims involving approximately 1,770 individuals as of March 31, 2010.  These claims relate to products of ABI’s former Tile Division, which ABI contributed to Congoleum in 1993.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to asbestos claims during the three months ended March 31, 2010 and year ended December 31, 2009 was as follows:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Beginning claims	1,193	1,269
New claims	62	240
Settlements	(6)	(25)
Dismissals	(34)	(291)

Ending claims	1,215	1,193

ABI has multiple excess layers of insurance coverage for asbestos claims.  The total indemnity costs incurred to settle claims during the three months ended March 31, 2010 and the year ended December 31, 2009 were $415 thousand and $5.7 million, respectively, all of which were paid by ABI's first-layer excess umbrella insurance carriers, as were the related defense costs.

In addition to coverage available under the first-layer excess umbrella coverage, (the “Umbrella Coverage”) ABI has additional excess liability insurance policies that should provide further coverage if and when limits of certain policies within the Umbrella Coverage exhaust.  While ABI expects the Umbrella Coverage will result in the substantial majority of defense and indemnity costs for asbestos claims against ABI being paid by its insurance carriers for the foreseeable future, ABI may incur uninsured costs related to asbestos claims, and those costs could be material.  If ABI were to incur significant uninsured costs for asbestos claims, or its insurance carriers failed to fund insured costs for asbestos claims, such costs could have a material adverse impact on its liquidity, financial condition and results of operations.

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

Note H - Commitments and Contingencies (continued)

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2015 was $17.7 million to $62.0 million as of December 31, 2009.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million in its financial statements which represents a probable and reasonably estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at March 31, 2010 and December 31, 2009, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts by ABI and a number of assumptions.  However, projecting future events, such as the

Note H - Commitments and Contingencies (continued)

number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement costs, or that it will receive the insurance recoveries which it has accrued.  The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company’s existing reserves. The Company’s strategy remains to vigorously defend against, and strategically settle, its asbestos claims on a case-by-case basis.  The Company believes it has substantial insurance coverage to mitigate future costs related to this matter.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company disclosed various legal proceedings.  Material developments relating to those matters during the three month period ended on March 31, 2010 include those mentioned in the immediately following paragraph.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, the Company has been named as a Potentially Responsible Party (“PRP”) within the meaning of that term under the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to seven sites located in six separate states.  One of those sites relates to the Ward Transformer Superfund Site in Raleigh, North Carolina (the “Ward Site”).  With respect to the Ward Site, four companies have entered into a settlement agreement with the United States Environmental Protection Agency (“EPA”) agreeing to fund and carry out a time critical remedial action (the “Ward Performing Parties”).  The Ward Performing Parties previously notified the Company that it is a potential responsible party of a claim at the Ward Site.  The Company was advised by the Ward Performing Parties that legal issues raised by a small group of current PRPs against the Environmental Protection Agency trying to apply the Burlington N. & S.F.R. Co v. United States, No. 07-1601 (May 4, 2009) decision to this Site were rejected by the Court that heard those arguments.  The Ward Performing Parties expect that the EPA will eventually issue a Unilateral Administrative Order to a small group of current PRPs (the “Selected PRPs”).  If, or when, that occurs, the Ward Performing Parties would then expect that the Selected PRPs would assert claims against all of the other PRPs.  At that point in time, the Company would expect to receive a settlement offer for its share of the clean-up costs.   If a settlement offer is made and not agreed to, the Company then expects that Selected PRPs will commence litigation against the Company seeking indemnification from the Company for those costs.

As of March 31, 2010 and December 31, 2009, ABI recorded a reserve of $6.5 million, which represent probable and reasonably estimable amounts to cover the anticipated remediation costs described above based on facts and circumstances known to the Company.  The Company has also recorded a receivable of  $2.5 million as of March 31, 2010 and December 31, 2009, for ABI’s

Note H - Commitments and Contingencies (continued)

estimable and probable recoveries for the contingencies described above.  These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change.  As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods, resulting in potentially material adjustments to the Company’s earnings in future periods.  The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

There have been no other material developments relating to the environmental sites or the other environmental or other legal matters relating to ABI that were disclosed in ABI's Annual Report on Form 10-K for the year ended December 31, 2009, during the three month period ended March 31, 2010.

Congoleum

Congoleum is a defendant in a large number of asbestos-related lawsuits and has commenced proceedings under Chapter 11 of the Bankruptcy Code for purposes of resolving its asbestos-related liabilities (see Note I).

Congoleum records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  As assessments and cleanup programs progress, these liabilities are adjusted based upon the progress in determining the timing and extent of remedial actions and the related costs and damages.  The recorded liabilities, totaling $4.6 million at March 31, 2010 and December 31, 2009, are not reduced by the amount of estimated insurance recoveries.  Such estimated insurance recoveries approximated $2.1 million at March 31, 2010 and December 31, 2009, and are reflected in other non-current assets. Receivables for expected insurance recoveries are recorded if the related carriers are solvent and paying claims under a reservation of rights or under an obligation pursuant to coverage in place or a settlement agreement.  Substantially all of Congoleum’s recorded insurance asset for environmental matters is collectible from a single carrier.

 There have been no other material developments relating to the environmental sites or the other environmental matters relating to Congoleum that were disclosed in ABI's Annual Report on Form 10-K for the year ended December 31, 2009,  during the three month period ended March 31, 2010.

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

Note I – Congoleum Asbestos Liabilities and Planned Reorganization

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

Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle and on a term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the “Litigation Settlement”) was entered into by those parties and was filed with the Bankruptcy Court in August 2008.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  In November 2008, Congoleum, the ACC and the Bondholders’ Committee filed an amended joint plan of reorganization for

Note I – Congoleum Asbestos Liabilities and Planned Reorganization (continued)

Congoleum, et al. with the Bankruptcy Court (the “Amended Joint Plan”).  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan.  A hearing was held in February 2009 and the Bankruptcy Court granted the insurer’s motion, finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law (the “Summary Judgment Ruling”) and denying confirmation of the Amended Joint Plan.  Pursuant to the ruling, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the “Order of Dismissal”).  In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court.  In August 2009, the District Court issued an opinion and order (the “District Court Order”) reversing the Order of Dismissal.  With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification.  The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing.  In addition, the District Court withdrew the reference of Congoleum’s chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings from the Bankruptcy Court. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the United States Third Circuit Court of Appeals (the “Third Circuit”) has been terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the “Second Amended Joint Plan”) and disclosure statement with the District Court.  In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and the New Jersey insurance guaranty associations (the “Multi-Insurer Settlement”).  Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the plan trust that would be established upon effectiveness of the currently proposed plan of reorganization on file with the District Court, should the District Court confirm such a plan pursuant to section 524(g) of the Bankruptcy Code (the “Plan Trust”), in accordance with the terms of that plan of reorganization.  Of that amount, $97 million would be available for the payment of asbestos claims.  The Multi-Insurer Settlement was approved by the District Court in February 2010.  On February 19, 2010, the District Court also approved a settlement between Congoleum and St. Paul Travelers, which provides that St. Paul Travelers will pay $25.0 million in two installments to the Plan Trust.  On March 15, 2010, the FCR filed a notice of appeal before the Third Circuit with respect to such settlement agreement, which notice was amended on March 23, 2010, and such appeal is pending.

Note I – Congoleum Asbestos Liabilities and Planned Reorganization (continued)

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed a revised plan of reorganization (the “Third Amended Joint Plan”) and disclosure statement with the District Court.  In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement was filed on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC (the “Fourth Amended Joint Plan”).  The terms of the Third Amended Plan and Fourth Amended Joint Plan are substantially similar to those of the Second Amended Joint Plan.  On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing with regard to that plan is scheduled to commence on June 7, 2010.

On April 16, 2010, Congoleum filed a motion to approve a settlement agreement among Congoleum and the Chartis Companies (formerly, the AIG Companies), which provides, subject to various requirements, that the Chartis Companies pay the Plan Trust $40 million over a period of six years.  The District Court approved this settlement on May 3, 2010.  Including the settlements with the Chartis Companies and St. Paul Travelers, insurance settlements providing for payments to the Plan Trust totaling approximately $248 million have been agreed to among Congoleum and its insurance carriers.

Under the terms of the Fourth Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.

Under the terms of the Fourth Amended Joint Plan, upon the plan becoming effective, the Plan Trust would assume the liability for Congoleum’s current and future asbestos claims.  That trust would receive the proceeds of various settlements Congoleum has reached with a number of insurance carriers, and would be assigned Congoleum’s rights under any of its remaining policies covering asbestos product liability.  The trust would also receive 50.1% of the newly issued common stock of reorganized Congoleum when the plan takes effect.

Under the terms of the Fourth Amended Joint Plan, holders of Congoleum’s $100 million in 8.625% Senior Notes due in August 2008 would receive upon the effective date of the plan on a pro rata basis $33 million in aggregate principal of new 9% senior secured notes (the “New Senior Notes”) maturing December 31, 2017. The New Senior Notes would not accrue or earn interest for the first six months after the effective date of the Fourth Amended Joint Plan, after which time they would accrue interest at the rate of 9% per annum payable semi-annually in cash.  During the period beginning with the interest payment due 12 months after the effective date of the Fourth Amended Joint Plan to and including the interest payment due 30 months after the effective date of the Fourth Amended Joint Plan, at Congoleum’s option, interest may be paid in kind by the issuance of additional New Senior Notes in an aggregate principal amount equal to the amount of interest then due and payable on each such payment date, in which case the interest rate applicable during the period for which the payment applies would be 11% per annum.

Note I – Congoleum Asbestos Liabilities and Planned Reorganization (continued)

The indenture governing the New Senior Notes also would provide for the annual issuance of additional New Senior Notes (“Additional Notes”), with the aggregate principal amount of Additional Notes to be issued being determined as of the end of Congoleum’s fiscal year ending December 31, 2011, and on an annual basis at the end of each of the succeeding five years (each such date, a “Determination Date”), according to the following procedure.  As soon as practicable after each Determination Date, reorganized Congoleum’s average earnings before interest, taxes, depreciation and amortization for reorganized Congoleum for the two-year period ending on the Determination Date shall be calculated.  An assumed net debt capacity (“Net Debt Capacity”) shall then be determined as of each such Determination Date by multiplying this two-year average annual earnings before interest, taxes, depreciation and amortization for reorganized Congoleum by four.   Additional Notes shall be issuable to holders of New Senior Notes with respect to a Determination Date to the extent that the Net Debt Capacity as of such Determination Date, plus any cash amount on Congoleum’s balance sheet as of such Determination Date, exceeds the sum of (i) the amount of the outstanding balance of Reorganized Congoleum’s working capital loan (determined as the daily average outstanding amounts under such loan for the year ending on such Determination Date); (ii) the $33 million aggregate principal amount of New Senior Notes to be issued on the effective date of the Fourth Amended Joint Plan; (iii) the aggregate principal amount of Additional Notes issued with respect to all prior Determination Dates; and (iv) the aggregate principal amount of other interest-bearing debt outstanding as of such Determination Date.  The calculation of the principal amount of Additional Notes to be issued shall take place within three months after each Determination Date, and the issuance of such Additional Notes shall be deemed to have occurred as of the first day of the fiscal year following the Determination Date.  The indenture governing the New Senior Notes will provide that in no event will the cumulative principal amount of Additional Notes issued under the procedures described in this paragraph exceed $37 million.

Under the terms of the Fourth Amended Joint Plan, existing shares of Class A and Class B common stock of Congoleum would be cancelled when the plan took effect and holders of those shares, including ABI, would not receive anything on account of their cancelled shares.

The Fourth Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum, which would be effective if and when the Fourth Amended Joint Plan takes effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Fourth Amended Joint Plan provides that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and ABI.  Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements or failure to consummate such arrangements in connection

Note I – Congoleum Asbestos Liabilities and Planned Reorganization (continued)

with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

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

In anticipation of Congoleum’s commencement of the Chapter 11 cases, Congoleum entered into a claimant agreement (the “Claimant Agreement”), which provides settlement of certain prepetition asbestos claims against Congoleum and provides for an aggregate settlement value of at least $466 million as well as an additional number of individually negotiated trial listed settlements with an aggregate value of approximately $25 million, for total settlements in excess of $491 million.  Participants in the Claimant Agreement signed releases limiting their recourse against Congoleum to what they would receive from the Plan Trust and Congoleum has therefore estimated its liability under the Claimant Agreement as the cost of effecting the settlement through confirmation of a plan of reorganization.  In addition, as a result of tabulating ballots on a previous proposed plan of reorganization, Congoleum is also aware of claims by claimants whose claims were not determined under the Claimant Agreement but who have submitted claims with a value of approximately $512 million based on the settlement values applicable in that previous plan.  It is also likely that additional new claims may be asserted in connection with solicitation of acceptances of any future plan, including the Fourth Amended Joint Plan.  Congoleum does not believe it can reasonably estimate the liability associated with claims that may be pending.

During the first quarter of 2010, Congoleum paid $2.6 million in fees and expenses related to implementation of its planned reorganization under Chapter 11 of the Bankruptcy Code and litigation with certain insurance companies.  Given the terms of the Fourth Amended Joint Plan, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code.

Note J – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the year ended December 31, 2009 and the three months ended March 31, 2010 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non- Controlling Interests	Total Equity

December 31, 2008	$(46,784)	$835	$(45,949)
Net loss for the year ended December 31, 2009	(12,208)	(6,737)	(18,945)
Foreign currency translation adjustments	2,699	–	2,699
Defined benefit plans adjustment	11,463	6,487	17,950
Stock compensation expense	201	–	201
Effect of Congoleum stock compensation	5	4	9
Taxes payable adjustment for controlling interests	–	50	50

December 31, 2009	(44,624)	639	(43,985)
Net loss for the three months ended March 31, 2010	(726)	(57)	(783)
Stock compensation expense	50	—	50
Foreign currency translation adjustments	854	—	854
K&M distribution	–	(98)	(98)

March 31, 2010	$(44,446)	$484	$(43,962)

American Biltrite Inc. owns 55% of Congoleum’s outstanding shares of Class A and Class B common stock as of March 31, 2010.  The noncontrolling interests recorded in American Biltrite’s consolidated financial statements include the 45% of outstanding shares of Congoleum Class A and Class B common stock not owned by American Biltrite Inc.  Prior to January 1, 2009, American Biltrite Inc. reported in its consolidated results 100% of Congoleum’s losses from the period Congoleum incurred a deficit in earnings during 2002 through December 31, 2008, in accordance with accounting rules in effect through December 31, 2008.  Effective January 1, 2009, the Company adopted the FASB’s new accounting standard for the accounting of noncontrolling interests.  Under the new standard, 45% of Congoleum’s income or loss is attributed to the noncontrolling interests even if the attribution of a loss results in a negative balance for noncontrolling interest.

In March 2010, a distribution of $1.8 million was made from K&M Associates in accordance with its partnership agreement.  The distribution made to the minority partner (5.5%) was $98 thousand, which reduced noncontrolling interests.

Note K - Comprehensive Income (Loss)

The following table presents total comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Net loss attributable to ABI	$(726)	$(5,497)
Foreign currency translation adjustments	854	(184)
Total comprehensive income (loss) attributable to ABI	$128	$(5,681)

Note L - Income (Loss) Per Share

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

Note M - Industry Segments (continued)

Net sales by segment for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Net sales to external customers:
Flooring products	$34,051	$30,106
Tape products	22,288	16,469
Jewelry	10,974	11,565
Canadian division	13,369	11,921
Total net sales to external customers	80,682	70,061
Intersegment net sales:
Flooring products	—	—
Tape products	—	—
Jewelry	—	—
Canadian division	1,831	800
Total intersegment net sales	1,831	800
Reconciling items	—	—
Intersegment net sales	(1,831)	(800)

Total consolidated net sales	$80,682	$70,061

Segment profit or loss is before income tax expense or benefit and noncontrolling interests.  Profit (loss) by segment for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment (loss) profit
Flooring products	$(130)	$(4,092)
Tape products	(457)	(2,533)
Jewelry	(291)	(838)
Canadian division	301	75
Total segment loss	(577)	(7,388)
Reconciling items
Corporate expenses	–	(75)
Intercompany profit	(179)	16
Total consolidated loss before income taxes and other items	$(756)	$(7,447)

Note M - Industry Segments

Assets by segment as of the end of the quarter and the end of the prior year were as follows (in thousands):

	March 31, 2010	December 31, 2009
Segment assets
Flooring products	$168,527	$163,676
Tape products	46,496	42,279
Jewelry	13,625	16,316
Canadian division	31,317	28,656
Total segment assets	259,965	250,927
Reconciling items
Corporate items	32,326	29,611
Intersegment accounts receivable	(6,244)	(2,765)
Intersegment profit in inventory	(221)	(42)
Intersegment other asset	(109)	(109)

Consolidated assets	$285,717	$277,622

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business.  Although the United States economy and the Company’s and Congoleum’s businesses have experienced a recent upturn in activity, the current level of activity remains well below 2007 levels, prior to when the recent United States and global recession is understood to have begun.  The downturn in the housing industry has resulted in reduced demand for the Company’s and Congoleum’s products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division’s products.  In addition, the decline in consumer and retailer spending has resulted in reduced demand for K&M’s products.  Forecasts generally call for a continued gradual economic recovery, with some risk of a “double-dip” recession, in the United States, including in the industries in which the Company and Congoleum conduct business.  The Company expects the current and forecasted economic conditions to continue to negatively impact or restrain the Company’s and Congoleum’s businesses and operations and that the extent of that impact or restraint will depend on the speed, extent and sustainability of the global economic recovery.

In addition, raw material and energy costs have increased sharply in the past, particularly during the first half of 2008, continue to be volatile and remain at higher historic levels, which has negatively impacted the Company’s and Congoleum’s businesses and operating results.  Although raw material and energy costs declined in late 2008 and most of 2009, they have since reverted to generally increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

Congoleum is a defendant in a large number of asbestos-related lawsuits.  On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  During 2003, Congoleum had obtained the requisite votes of asbestos personal injury claimants necessary to seek approval of a proposed, pre-packaged Chapter 11 plan of reorganization.  In January 2004, Congoleum filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  From that filing through 2007, several subsequent plans were negotiated with representatives of the ACC, the FCR and other asbestos claimant representatives.  In addition, two affiliated insurance companies, together referred to as CNA, filed a plan of reorganization and the Bondholders’ Committee also filed a plan of reorganization.  In May 2006, the Bankruptcy Court ordered the principal parties in interest in Congoleum’s reorganization proceedings to participate in reorganization plan mediation discussions.  Several mediation sessions took place during 2006, culminating in two competing plans, one which Congoleum filed jointly with the ACC in September 2006 (the Tenth Plan) and the other filed by CNA, both of which the Bankruptcy Court subsequently ruled were not confirmable as a matter of law.  In March 2007, Congoleum resumed global plan mediation discussions with the various parties seeking to resolve the issues raised in the Bankruptcy Court’s ruling with respect to the Tenth Plan.  In July 2007, the FCR filed a plan of reorganization and proposed disclosure statement.  After extensive further mediation sessions, in February 2008, the FCR, the ACC, the Bondholders’ Committee and Congoleum jointly filed a plan of reorganization (the Joint Plan).  The Bankruptcy Court approved the disclosure statement for the Joint Plan in February 2008, and the Joint Plan was solicited in accordance with court-approved voting procedures.  Various objections to the Joint Plan were filed, and in May 2008 the Bankruptcy Court heard oral argument on summary judgment motions relating to certain of those objections.  In June 2008, the Bankruptcy Court issued a ruling that the Joint Plan was not legally confirmable, and issued an Order to Show Cause why the case should not be converted or dismissed pursuant to 11 U.S.C. § 1112.  Following a further hearing in June 2008, the Bankruptcy Court issued an opinion that vacated the Order to Show Cause and instructed the parties to submit a confirmable plan by the end of calendar year 2008.  Following further negotiations, the Bondholders’ Committee, the ACC, the FCR, representatives of holders of pre-petition settlements and Congoleum reached an agreement in principle and on a term sheet describing the proposed material terms of a contemplated new plan of reorganization and a settlement of avoidance litigation with respect to pre-petition claim settlements (the Litigation Settlement) was entered into by those parties and was filed with the Bankruptcy Court in August 2008.  Certain insurers and a large bondholder filed objections to the Litigation Settlement and/or reserved their rights to object to confirmation of the contemplated new plan of reorganization.  The Bankruptcy Court approved the Litigation Settlement following a hearing in October 2008, but the court reserved certain issues, including whether any plan of reorganization embodying the settlement meets the standards required for confirmation of a plan of reorganization.  In November 2008, Congoleum, the ACC and the Bondholders’ Committee filed the Amended Joint Plan.  In January 2009, an insurer filed a motion for summary judgment seeking denial of confirmation of the Amended Joint Plan.  A hearing was held in February 2009 and the Bankruptcy Court granted the insurer’s motion finding certain provisions of the Amended Joint Plan unconfirmable as a matter of law (the Summary Judgment Ruling) and denying confirmation of the Amended Joint Plan.  Pursuant to the ruling, the Bankruptcy Court entered an order dismissing Congoleum’s bankruptcy case (the Order of Dismissal).  In March 2009, an order was entered by the Bankruptcy Court granting a stay of the Bankruptcy Court’s Order of Dismissal pending a final non-appealable decision affirming the Order of Dismissal.

In February 2009, Congoleum, the Bondholders’ Committee and the ACC appealed the Order of Dismissal and the Summary Judgment Ruling to the District Court.  In August 2009, the District Court issued the District Court Order reversing the Order of Dismissal.  With respect to the plan of reorganization, the District Court ruled that a settlement with certain asbestos claimants was not an impediment to confirmation while another plan provision would require a minor modification.  The decision also provided specific guidance about the plan and directed the parties in the case to provide briefings in preparation for a confirmation hearing.  In addition, the

District Court withdrew the reference of Congoleum’s chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  Congoleum, the Bondholders’ Committee and the ACC have moved to dismiss the appeals, and such motion is pending. As a result of the Multi-Insurer Settlement, discussed below, the insurers’ appeal before the Third Circuit has been terminated.

Following additional negotiations, in October 2009, the ACC, the Bondholders’ Committee and Congoleum jointly filed a revised plan of reorganization (the Second Amended Joint Plan) and disclosure statement with the District Court.  In late 2009 and early 2010, negotiations among Congoleum, the Bondholders’ Committee, the FCR, the ACC, other asbestos claimant representatives, and various insurers and New Jersey insurance guaranty organizations culminated in a $100 million settlement with nine insurance groups and the New Jersey insurance guaranty associations (the Multi-Insurer Settlement).  Subject to various requirements set forth in the Multi-Insurer Settlement, the insurance companies and guaranty associations will pay $100 million to settle certain policies issued to Congoleum and such amount will be paid to the Plan Trust of which amount $97 million would be available for the payment of asbestos claims.  The Multi-Insurer Settlement was approved by the District Court in February 2010.  On February 19, 2010, the District Court also approved a settlement between Congoleum and St. Paul Travelers, which provides that St. Paul Travelers will pay $25.0 million in two installments to the Plan Trust.  On March 15, 2010, the FCR filed a notice of appeal before the Third Circuit with respect to such settlement agreement, which notice was amended on March 23, 2010, and such appeal is pending.

On February 12, 2010, Congoleum, the Bondholders’ Committee, the FCR and the ACC jointly filed the Third Amended Joint Plan and disclosure statement with the District Court.  In order to address comments received on the Third Amended Joint Plan from various parties, a further revised plan of reorganization and disclosure statement, the Fourth Amended Joint Plan, was filed with the District Court on March 11, 2010 by Congoleum, the Bondholders’ Committee, the FCR and the ACC.  The terms of the Third Amended Joint Plan and Fourth Amended Joint Plan are substantially similar to those of the Second Amended Joint Plan.  On March 12, 2010, the District Court approved the adequacy of the disclosure statement and voting procedures for the Fourth Amended Joint Plan and a confirmation hearing with regard to that plan is scheduled to commence on June 7, 2010.

On April 16, 2010, Congoleum filed a motion to approve a settlement agreement among Congoleum and the Chartis Companies (formerly, the AIG Companies), which provides, subject to various requirements, that the Chartis Companies pay the Plan Trust $40 million over a period of six years.  The District Court approved this settlement on May 3, 2010.  Including the settlements with the Chartis Companies and St. Paul Travelers, insurance settlements providing for payments to the Plan Trust totaling approximately $248 million have been agreed to among Congoleum and its insurance carriers.

ABI has certain intercompany claims against and arrangements with Congoleum.  The Fourth Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum, which would be effective if and when the Fourth Amended Joint Plan takes effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Fourth Amended Joint Plan provides that the final terms of the intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and ABI.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on June 30, 2010, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first, unless renewed.  Congoleum and ABI have agreed to an amendment providing a further extension of these arrangements until the earlier of September 30, 2010 or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first, and that amendment is pending District Court approval.   In addition, under the terms of the Fourth Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI’s contribution to Congoleum in 1993 of ABI’s tile division, and the joint venture agreement itself, would be deemed rejected and disallowed upon the effective date of the Fourth Amended Joint Plan, and therefore eliminated.  The Fourth Amended Joint Plan’s proposed rejection and disallowance of the joint venture agreement and ABI’s claims thereunder would include any unfunded indemnification claims ABI may have had under the joint venture agreement prepetition and during the pendency of Congoleum’s Chapter 11 case, as well as any such claims ABI might otherwise have been entitled to assert after the Fourth Amended Joint Plan became effective.  There can be no assurance that the Fourth Amended Plan will be confirmed and result in the effectiveness of the agreements it contains pertaining to the terms of management services to be provided by ABI to reorganized Congoleum and other proposed business relationships among ABI and its affiliates and reorganized Congoleum.  Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms of the Fourth Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI’s claims and interests and other business relationships with reorganized Congoleum.  Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

There have been no material changes in what the Company considers to be its critical accounting policies or the applicability of the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended March 31
	2010		2009
	(In thousands of dollars)

Net sales	$46,631		$39,955
Cost of sales	33,920		30,510
Gross profit	12,711	27.3%	9,445	23.6%
Selling, general & administrative expenses	12,570	27.0%	12,260	30.7%
Operating income (loss)	141		(2,815)

Interest expense, net	(279)		(232)
Other expense, net	(309)		(324)
Loss before taxes and other items	(447)		(3,371)

Provision for (benefit from) income taxes	15		(68)
Noncontrolling interests	(7)		50

Net loss	$(469)		$(3,253)

Net sales in the first quarter of 2010 were $46.6 million compared to $40.0 million in the first quarter of 2009, an increase of $6.7 million or 16.7%. Tape division sales increased by $5.8 million or 35.3% as demand recovered from year ago levels for automotive and other protective films and products for the sign and graphic arts industry.  Canadian division sales increased $1.4 million or 12.1% from the first quarter of 2009 to the first quarter of 2010 primarily due to the currency translation effect of the higher value of the Canadian dollar in the first quarter of 2010. Jewelry sales declined $591 thousand or 5.1% compared to sales during the first quarter of 2009 due to lower sales through mass merchandisers and mid-tier retailers as a result of a decreased level of new product programs in the first quarter of 2010.

Gross profit margin percentage increased from 23.6% of net sales for the first quarter of 2009 to 27.3% of net sales for the first quarter of 2010.  Gross margins as a percent of net sales for the Tape division improved by 4.0 percentage points due to higher production volume available to absorb fixed factory overhead as well as cost reduction steps taken during 2009, partly offset by higher raw material costs. Canadian division gross margins improved by 2.4 percentage points due to higher production volumes and a more profitable sales mix.  Jewelry gross margins improved by 2.3 percentage points due to lower markdown and allowance costs, partly offset by higher product costs.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended March 31, 2010 and 2009 would have been 26.8% and 22.9%, respectively.

SG&A expenses in the first quarter of 2010 increased by $310 thousand or 2.5% compared to the first quarter of 2009, due to the currency translation effect of the higher value of the Canadian dollar in the first quarter of 2010 and higher freight and commissions in connection with the increased sales, partly offset by cost reduction steps taken during 2009.1

Net interest expense for the first quarter of 2010 was higher than the first quarter of 2009 primarily due to a higher weighted average effective interest rate on the Company’s borrowings partly offset by lower borrowing levels.

The effective tax rate was (3.4)% in the first quarter of 2010 and 2.0% in the first quarter of 2009.  Substantially all of the Company’s losses were not reduced by applicable statutory tax rates due to uncertainty in the Company’s ability to generate sufficient taxable income in future periods to realize tax benefits from current year losses.

Other expense consists primarily of realized foreign exchange losses for the first quarter of 2010 and 2009.

Congoleum

	Three Months Ended March 31
	2010		2009
	(In thousands of dollars)

Net sales	$34,051		$30,106
Cost of sales	27,357		26,136
Gross profit	6,694	19.7%	3,970	13.2%
Selling, general & administrative expenses	6,910	20.3%	8,250	27.4%
Operating loss	(216)		(4,280)
Interest expense, net	(49)		(106)
Other income, net	135		294
Loss before taxes	(130)		(4,092)
Provision for income taxes	12		15

Net loss	$(142)		$(4,107)

Net sales for the three months ended March 31, 2010 were $34.1 million as compared to $30.1 million for the three months ended March 31, 2009, an increase of $3.9 million or 13.1%. The sales increase was primarily a result of improved sales to the manufactured housing industry and sales gains from new product introductions.

Gross profit for the three months ended March 31, 2010 totaled $6.7 million, or 19.7% of net sales, compared to $4.0 million, or 13.2% of net sales, for the same period last year. The increase in gross profit dollars resulted from the higher sales levels coupled with the impact of cost reduction programs while the increased gross profit margin percentage reflects the impact of cost reductions which have lowered manufacturing overhead coupled with efficiencies achieved through the higher production levels.

SG&A expenses were $6.9 million for the three months ended March 31, 2010 as compared to $8.3 million for the three months ended March 31, 2009. The decrease reflects cost reduction measures instituted late in the first quarter of 2009, including headcount and expense reductions, coupled with lower pension expense in 2010.

The loss from operations was $0.2 million for the three months ended March 31, 2010 compared to a loss of $4.3 million for three months ended March 31, 2009, reflecting the higher sales and gross margins experienced in the first three months of 2010, coupled with the reduction in operating expenses referred to above.

Due to the inability to recognize any tax benefits associated with operating losses, Congoleum expects its effective tax rate for 2010 will be negligible.  Congoleum recorded a provision of $12 thousand for income taxes for the three months ended March 31, 2010.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash, cash equivalents, and short-term investments (consisting of bank certificates of deposit with original maturity greater than three months), increased $557 thousand in the three months ended March 31, 2010 to $3.4 million.  During the three months ended March 31, 2010, $1.9 million of the Company’s borrowings during that period under the Company’s revolving credit facility were used to fund seasonal working capital increases and capital expenditures of $321 thousand.  Working capital at March 31, 2010 was $29.4 million compared to $29.0 million at December 31, 2009.  The ratio of current assets to current liabilities at March 31, 2010 was 1.89 compared to 2.02 at December 31, 2009.  Net cash used by operating activities was $1.2 million for the three months ended March 31, 2010, compared to net cash used by operating activities of $598 thousand for the three months ended March 31, 2010.

Capital expenditures in the first three months of 2010 were $321 thousand compared to $318 thousand for the first three months of 2009.  It is currently anticipated that capital spending for the full year 2010 will be approximately $2.0 million.

The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities.  While the Company believes its estimate of the future amount of these environmental liabilities is reasonable, that most of such amounts will be paid over a period of five to twenty-five years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company's assumptions.  Although the effect of future government regulation could have a significant effect on the Company's costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position.  There can be no assurances that any such costs could be passed along to its customers.

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries.  At March 31, 2010, the Company had $6.0 million and $7.0 million outstanding under the Revolver and Term Loan, respectively, and $11.0 million of additional unused borrowing capacity available under the Revolver.

The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015.  All indebtedness under the Credit Agreement, other than the Term Loan, matures on June 30, 2012.

Interest is payable monthly on borrowings under the Credit Agreement at rates based on a base interest rate plus an applicable margin for each type of loan, which varies depending on whether the loan is based on U.S., Canadian, or Eurodollar rate loans and which ranges from an applicable rate of two hundred basis points over U.S. and Canadian base rates to four hundred basis points over Eurodollar base rates for revolving debt loans and three hundred basis points over U.S. base rates and five hundred basis points over Eurodollar base rates for the Term Loan.  The Credit Agreement charges the Company a monthly unused borrowing line fee, at a rate equal to five-eighths of one percent (0.625%) per annum.  In addition, the Credit Agreement imposes a monthly letter of credit fee equal to four percent (4%) per annum for outstanding letters of credit.

Pursuant to the Credit Agreement, payments on the Company’s accounts receivable are deposited in accounts assigned by the Company and the other borrowers to Wachovia and the funds in that account may be used by Wachovia to pay down outstanding borrowings under the Credit Agreement.

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

In March 2010, the Company and Wachovia entered into an amendment of the Credit Agreement.  The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement, and further provided that meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days.  The Company paid a fee of $30 thousand to Wachovia in connection with this amendment.

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

Under the terms of the Fourth Amended Joint Plan, ABI’s ownership interest in Congoleum would be eliminated.  ABI expects that its ownership interest in Congoleum would be eliminated under any alternate plan or outcome in Congoleum’s Chapter 11 case.  While the Company does not believe the loss of the value of its equity interest in Congoleum would have a direct material adverse effect on ABI’s liquidity, the loss of a controlling interest could have a material adverse impact on the business relationships between ABI and Congoleum, which in turn could have a material adverse impact on ABI’s business, operations and financial condition.  In connection with Congoleum’s plan of reorganization, ABI expects to spend $225 thousand for legal fees in 2010, which is not expected to have a material adverse effect on ABI’s working capital or cash flow.

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

The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (including asbestos-related claims).  The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note H to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).  These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  The Company has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies.  While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts.  Although the effect of future government regulations could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation that would have a material adverse effect on its consolidated results of operations or financial position.  There can be no assurances that the costs of any future government regulations could be passed along to the Company’s customers.  Estimated insurance and third party recoveries related to these liabilities are reflected in other non-current assets.

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

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court (Case No. 03-51524) seeking relief under the Bankruptcy Code, and on August 17, 2009, the District Court withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings.  See Notes A and I of the Notes to Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of Congoleum’s bankruptcy proceedings.  These matters continue to have a material adverse impact on Congoleum’s liquidity and capital resources.  During the first quarter of 2010, Congoleum paid $2.6 million in fees and expenses related to reorganization proceedings under the Bankruptcy Code and Congoleum’s insurance coverage litigation against certain insurers in New Jersey state court.  Furthermore, at December 31, 2009, Congoleum had incurred but not paid approximately $9.5 million in additional fees and expenses for services rendered through that date.

Based on its reorganization plans, Congoleum has made provision in its financial statements for the minimum estimated cost to effect its plan to settle asbestos liabilities through confirmation of a plan that complies with section 524(g) of the Bankruptcy Code. Congoleum recorded charges aggregating approximately $82.6 million in years prior to 2008.  Based on developments affecting the expected timing of its reorganization plans, Congoleum recorded an additional charge of $11.5 million in the third quarter of 2008 and $5.2 million in the fourth quarter of 2009 for costs to effect its reorganization.

In February 2006, the Bankruptcy Court ordered Congoleum’s former counsel, then known as Gilbert Heintz & Randolph LLP (“GHR”), to disgorge all fees and certain expenses it was paid by Congoleum.  In October 2006, Congoleum and GHR agreed to a settlement under which GHR was to pay Congoleum approximately $9.2 million plus accrued interest in full satisfaction of the disgorgement order.  The obligation was secured by assets of GHR and was to be made over time according to a formula based on GHR’s earnings.  The Bankruptcy Court approved that settlement in April 2007.  Congoleum received $9.2 million plus $1.0 million of accrued interest in full satisfaction of its settlement with GHR in March 2008.

Unrestricted cash and cash equivalents, including short-term investments at March 31, 2010, were $12.7 million, a decrease of $3.4 million from December 31, 2009.  Restricted cash of $33.7 million at March 31, 2010 consists of insurance settlement proceeds, the disposition of which is subject to court order.   Congoleum expects to contribute these funds, less any amounts withheld pursuant to reimbursement arrangements, to the Plan Trust should the Bankruptcy Court confirm a plan pursuant to section 524(g) of the Bankruptcy Code.  Net working capital was a negative $9.6 million at March 31, 2010 and a negative $12.2 million at December 31, 2009.

The ratio of current assets to current liabilities was 0.9 to 1.0 at March 31, 2010 and December 31, 2009.  Net cash used in operations during the three months ended March 31, 2010 was $6.9 million, as compared to net cash used in operations of $9.5 million during the three months ended March 31, 2009.

Capital expenditures for the three months ended March 31, 2010 totaled $0.4 million.  Congoleum is currently planning capital expenditures of approximately $3.5 million in 2010 and between $3 million and $5 million in 2011, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and borrowings under its credit facilities.

In January 2004, the Bankruptcy Court authorized entry of a final order approving Congoleum’s debtor-in-possession financing, which replaced its pre-petition credit facility on substantially similar terms. The debtor-in-possession financing agreement (as amended and approved by the Bankruptcy Court or the District Court to date) provides a revolving credit facility expiring on the earlier of (i) June 30, 2010 and (ii) the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective.  Congoleum expects that it will need to have the term of the debtor-in-possession financing agreement extended.  This financing agreement contains certain covenants, which include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). The financing agreement also includes restrictions on the incurrence of additional debt and limitations on capital expenditures. The covenants and conditions under this financing agreement must be met in order for Congoleum to borrow from the facility. Congoleum was not in compliance with the minimum EBITDA covenant under its credit facility for the period ended December 31, 2008, and obtained a waiver of that covenant as well as an amendment of the covenant levels for the remaining term of the facility to make them less restrictive.  The interest rate was increased to 1.75% above the prime rate in connection with that amendment. During the second quarter of 2009, Congoleum received an extension of the existing financing facility to December 31, 2009.  Congoleum paid a covenant modification and extension fee of $25 thousand in connection with that extension, plus a monthly extension fee of $15 thousand per month.  In connection with the amendment for the period ending December 31, 2009, minimum EBITDA covenants were set for the months ending until December 31, 2009.  Borrowings under this facility are collateralized by Congoleum’s inventory and receivables.  At March 31, 2010, based on the level of receivables and inventory, $28.2 million was available under the facility, of which $2.0 million was utilized for outstanding letters of credit and $20.1 million was utilized by the revolving loan.   In November 2009, Congoleum and its debtor–in-possession lender agreed to a further modification of the credit facility that extends the facility until the earlier of June 30, 2010 and the date the plan of reorganization in Congoleum's bankruptcy cases becomes effective.  The amendment also provided an additional $5 million of availability under the revolver secured by certain real estate.  The $5 million loan availability against real estate reduces by $69 thousand per month beginning December 1, 2009.  In connection with the amendment, Congoleum has granted a first lien on its properties on East State Street in Trenton, NJ and in Marcus Hook, PA. The amendment was approved by the District Court.  A $60 thousand amendment fee was paid by Congoleum and a $15 thousand monthly fee is payable by Congoleum in connection with this amendment.

There can be no assurances that Congoleum will continue to be in compliance with the required covenants under this facility or that the debtor-in-possession facility will be renewed prior to its expiration if a plan of reorganization is not confirmed before that time.  Congoleum was in compliance with the terms of the debtor-in-possession financing at March 31, 2010, as the excess borrowing availability it maintained under the revolving line of credit exceeded the threshold at which it was required to meet minimum EBITDA levels.  Congoleum anticipates that its debtor-in-possession financing facility (including anticipated extensions thereof) together with cash from operations will provide it with sufficient liquidity to operate during 2010 while under Chapter 11 protection.  For a plan of reorganization to be confirmed, Congoleum will need to obtain and demonstrate the sufficiency of exit financing.  There can be no assurances Congoleum will be able to obtain such exit financing or under what terms it might be obtained.

In addition to the provision for asbestos litigation discussed previously, Congoleum has also recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (other than asbestos-related claims), including provisions for testing for potential remediation of conditions at its own facilities. Congoleum is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against Congoleum.  Among these claims, Congoleum is a named party in several actions associated with waste disposal sites (see Note I to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of Congoleum’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of Congoleum’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Congoleum has recorded provisions in its financial statements for the estimated probable loss associated with all known general and environmental contingencies. While Congoleum believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from Congoleum’s assumptions. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require Congoleum to expend significant amounts.  Although the effect of future government regulation could have a significant effect on Congoleum’s costs, Congoleum is not aware of any pending legislation that would have a material adverse effect on its results of operations or financial position.  There can be no assurances that the costs of any future government regulations could be passed along to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental matters could result in significant expenses incurred by or judgments assessed against Congoleum.

Congoleum's principal sources of capital are net cash provided by operating activities and borrowings under its financing agreement. Congoleum believes that its existing cash (including restricted cash), cash generated from operations, and debtor-in-possession credit arrangements should be sufficient to provide adequate working capital for operations during 2010.  Congoleum’s ability to emerge from Chapter 11 will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

Item 4.  Controls and Procedures

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

An amended joint plan of reorganization for Congoleum proposed by Congoleum, the ACC,  the Bondholders’ Committee and the FCR was filed in the District Court, which plan is referred to elsewhere in this Quarterly Report on Form 10-Q as the “Fourth Amended Joint Plan.”  While Congoleum believes that the Fourth Amended Joint Plan has sufficient creditor support to be confirmed, there can be no assurance that the Fourth Amended Joint Plan or any other plan of reorganization for Congoleum, if proposed, will receive the acceptances necessary for confirmation, that the Fourth Amended Joint Plan will not be modified further, that any plan will receive necessary court approvals from the District Court, that such approvals will be received in a timely fashion, that any plan will be confirmed, that any plan, if confirmed, will become effective, or that Congoleum will have sufficient funds to pay for continued proceedings with respect to any plan of reorganization.  In addition, certain insurers have filed notices of appeal with respect to the District Court Order with the Third Circuit.  Although those insurers have agreed to cause that appeal to be dismissed with prejudice within three business days of the District Court’s order approving the Multi-Insurer Settlement becoming a final order, there can be no assurance that such order will become a final order, that such appeal will be dismissed or that the District Court Order will not be reversed by the Third Circuit or other court having authority over the matter.

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

ABI has certain intercompany claims against and arrangements with Congoleum.  The Fourth Amended Joint Plan would govern an intercompany settlement and ongoing intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum, which would be effective if and when the Fourth Amended Joint Plan takes effect and would have a term of two years.  Those intercompany arrangements include the provision of management services by ABI to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  The Fourth Amended Joint Plan provides that the final terms of the intercompany arrangements among ABI and its subsidiaries and reorganized Congoleum would be memorialized in a new agreement to be entered into by reorganized Congoleum and American Biltrite in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and ABI.  The existing arrangements currently in effect among ABI and its non-debtor subsidiaries and Congoleum expire on June 30, 2010, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first, unless renewed.  Congoleum and ABI have agreed to an amendment providing a further extension of these arrangements until the earlier of September 30, 2010 or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first, and that amendment is pending District Court approval.  In addition, under the terms of the Fourth Amended Joint Plan, ABI’s rights and claims to indemnification from Congoleum under the existing joint venture agreement between ABI and Congoleum that relate to ABI’s contribution to Congoleum in 1993 of ABI’s tile division, and the joint venture agreement itself, would be deemed rejected and disallowed upon the effective date of the Fourth Amended Joint Plan, and therefore eliminated.  The Fourth Amended Joint Plan’s proposed rejection and disallowance of the joint venture agreement and ABI’s claims thereunder would include any unfunded indemnification claims ABI may have had under the joint venture agreement prepetition and during the pendency of Congoleum’s Chapter 11 case as well as any such claims ABI might otherwise have been entitled to assert after the Fourth Amended Joint Plan became effective.  There can be no assurance that ABI, Congoleum and other applicable Congoleum constituencies will be able to reach agreement on the terms of any management services proposed to be provided by ABI to reorganized Congoleum or any other proposed business relationships among ABI and its affiliates and reorganized Congoleum.  Any plan of reorganization for Congoleum that may be confirmed may have terms that differ significantly from the terms contemplated by the Fourth Amended Joint Plan, including with respect to any management services that may be provided by ABI to reorganized Congoleum and ABI’s claims and interests and other business relationships with reorganized Congoleum.  Expiration or termination of these existing arrangements, failure to reach definitive agreement on final terms of future arrangements or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

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

ABI provides management services to Congoleum, sells and purchases products to and from Congoleum, and receives royalties from Congoleum.  Agreements for these current intercompany arrangements expire on June 30, 2010, or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first, unless renewed.  Congoleum and ABI have agreed to an amendment providing a further extension of these arrangements until the earlier of September 30, 2010 or upon the effectiveness of a plan of reorganization for Congoleum, whichever comes first, and that amendment is pending District Court approval.   However, it is not known whether the other parties in interest will agree to extend the term of these arrangements, and if so, for how long any extension would last or what the terms of any such extension and related intercompany arrangements would be.  The terms of the Fourth Amended Joint Plan provide for certain intercompany arrangements continuing for a two year period ending on the second anniversary of the effective date of the Fourth Amended Joint Plan pursuant to a new agreement to be entered into by ABI and reorganized Congoleum on the effective date of the Fourth Amended Joint Plan.  The Fourth Amended Joint Plan provides that the new agreement would be in form and substance mutually agreeable to the Bondholders’ Committee, the ACC, the FCR and ABI.  Pursuant to the new agreement, ABI’s current chief executive officer would serve as a director and the chief executive officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum substantially all of his time during normal working hours on an annual basis, ABI would have to make available to reorganized Congoleum approximately 25% of the time of ABI’s current president and chief operating officer during normal working hours and on an annual basis, and ABI’s current chief financial officer would serve as the chief financial officer of reorganized Congoleum and ABI would have to make available to reorganized Congoleum approximately 50%

of his time during normal working hours and on an annual basis.  Expiration or termination of such intercompany arrangements, failure to reach definitive agreement on final terms of future arrangements between ABI and reorganized Congoleum, or failure to consummate such arrangements in connection with the effectiveness of a plan of reorganization for Congoleum or otherwise could have a material adverse impact on the business relationships between ABI and Congoleum, and ABI’s business, operations and financial condition.

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

If an event of default under the credit agreement were to occur, the lenders could cease to make borrowings available under the credit facilities and require the Company to repay all amounts outstanding under the credit agreement, including amounts outstanding under the term loan.  If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, under the terms of the credit agreement, the Company’s ability to obtain additional debt financing is limited.  Moreover, since the Company and its subsidiaries have already granted security interests in most of their assets, the Company’s ability to obtain any additional debt financing may be limited.  Further, in light of the recent and current economic, industry and global credit market conditions and the Company’s recent operating losses, credit may be more expensive and difficult for the Company to obtain, which if such conditions continue, may further limit the availability of any additional financing for the Company.

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

Due to the nature of the Company’s and its majority-owned subsidiary Congoleum’s businesses and certain of the substances which are or have been used, produced or discharged by them, the Company’s and Congoleum’s operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company and Congoleum facilities and off-site disposal locations.  The Company and Congoleum have historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company and Congoleum-owned sites.  The Company and Congoleum will continue to be required to expend amounts in the future because of the nature of their prior activities at their facilities, in order to comply with existing environmental laws, and those amounts may be substantial.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company and Congoleum to expend significant amounts.  Further, legislation and regulations that limit carbon emissions may cause the Company’s and Congoleum’s energy costs at their facilities to increase.  Although the Company and Congoleum believe that those amounts should not have a material adverse effect on their respective results of operations or financial positions, there is no certainty that these amounts will not have such an effect because, as a result of environmental requirements becoming increasingly strict, neither the Company nor Congoleum is able to determine the ultimate cost of compliance with environmental laws and enforcement policies.  For instance, such an effect could occur in connection with those matters disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such matters may be updated by this Quarterly Report on Form 10-Q, including as set forth in Note H to the Notes to Unaudited Consolidating Condensed Financial Statements set forth in Part I, Item 1 and as set forth in Part II, Item 1

Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company or Congoleum to modify or curtail their operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company and its majority-owned subsidiary Congoleum generally design and engineer their own products.  Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier.  Any significant delay in or disruption of the supply of raw materials could substantially increase the Company’s cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company’s business, results of operations or financial condition.  The Company’s majority-owned subsidiary Congoleum does not have readily available alternative sources of supply for specific designs of transfer print paper, which are produced utilizing print cylinders engraved to Congoleum’s specifications.  Although Congoleum does not anticipate any loss of this source of supply, replacement could take a considerable period of time and interrupt production of certain products, which could have a material adverse affect on the Company’s business, results of operations or financial condition.  The Company and Congoleum have occasionally experienced significant price increases for some of its raw materials.  Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.  In addition, raw material and energy costs have been volatile, including over the past few years during which historic highs for these costs have been experienced, particularly during the first half of 2008, which has negatively impacted the Company’s and Congoleum’s businesses and operating results.  Although raw material and energy costs have recently declined from those historic high levels, they have generally increased recently and remain volatile.  In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company and Congoleum.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

Economic conditions in the United States have been challenging, including in the industries in which the Company and Congoleum conduct business.  Although the United States economy and the Company’s and Congoleum’s businesses have experienced a recent upturn in activity, the current level of activity remains well below 2007 levels, prior to when the recent United States and global recession is understood to have begun.  The downturn in the housing industry has resulted in reduced demand for the Company’s and Congoleum’s products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division’s products.  In addition, the decline in consumer and retailer spending has resulted in reduced demand for K&M’s products.  Forecasts generally call for a continued gradual recovery, with some risk of a “double-dip” recession, in the United States, including in the industries in which the Company and Congoleum conduct business.

The Company expects economic conditions may continue to negatively impact the Company’s and Congoleum’s businesses and operations and that the extent of that impact will depend on the speed, extent and sustainability of any economic recovery.

In addition, raw material and energy costs have been volatile, including over the past few years during which historic highs for these costs have been experienced, particularly during the first half of 2008, which has negatively impacted the Company’s and Congoleum’s businesses and operating results.  Although raw material and energy costs have recently declined from those historic high levels, they have generally increased recently and remain volatile.  In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company and Congoleum.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company and Congoleum conduct business, the Company and Congoleum may be unable to pass increased raw material and energy costs on to their respective customers.

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

Item 3.  Defaults Upon Senior Securities

On August 3, 1998, Congoleum issued $100 million 8 5/8% Senior Notes due August 1, 2008 priced at 99.505% to yield 8.70%.  The commencement of Congoleum’s Chapter 11 proceedings constituted an event of default under the indenture governing the Senior Notes.  During 2003, Congoleum and the trustee under the indenture governing the Senior Notes amended the indenture, and sufficient note holders consented, to explicitly permit Congoleum to take steps in connection with preparing and filing its prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.  The amount of accrued interest on the Senior Notes that was not paid as of the bankruptcy filing on December 31, 2003 was approximately $3.6 million.  The accrued pre-petition interest and the principal amount of the Senior Notes are included in “Liabilities Subject to Compromise” as of March 31, 2010 (see Note F to the Notes to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q).  During 2007, Congoleum reversed all accrued post-petition interest on the Senior Notes to reflect the terms of the Joint Plan.

Item 5.  Other Information

On May 14, 2010, the Company issued a press release announcing its financial results for the three months ended March 31, 2010.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.26.

Item 6.  Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

10.1 III	Second Amendment to the Loan and Security Agreement dated as of March 15, 2010

10.2 IV	Eighth Amendment to Personal Services Agreement, dated as of February 9, 2010, by and between American Biltrite Inc. and Congoleum Corporation

10.3 IV	Fourth Amendment to the Business Relations Agreement, dated as of February 9, 2010, by and between American Biltrite Inc. and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Settlement Agreement and Release, dated as of March 11, 2010, by and among Congoleum Corporation and Federal Insurance Company

99.2	Settlement Agreement, dated as of April 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Chartis Companies

99.3 IV
Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the Asbestos Claimants’ Committee, the Bondholders’ Committee and the Future Claimants’ Representative, dated as of March 11, 2010

99.4 IV	Amended Settlement Agreement and Release, dated as of October 4, 2006, by, between and among Congoleum Corporation and Federal Insurance Company

Exhibit No.	Description

99.5 IV
Letter Agreement, dated as of January 28, 2010, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc., Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company

99.6 IV
Settlement Agreement, dated as of January 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Hartford Parties (First State Insurance Company and Twin City Fire Insurance Company)

99.7 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Continental Casualty Company and The Continental Insurance Company

99.8 IV
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Nationwide Indemnity Company acting on behalf of Employers Insurance Company of Wausau f/k/a Employers Insurance of Wausau, a Mutual Company and/or f/k/a Employers Mutual Liability Insurance Company of Wisconsin

99.9 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and OneBeacon America Insurance Company f/k/a Employers Commercial Union Insurance Company

99.10 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Munich Reinsurance America, Inc., f/k/a American Re-Insurance Company

99.11 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Mutual Marine Office, Inc., as general agent and attorney-in-fact for Employers Mutual Casualty Company

99.12 IV
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and TIG Insurance Company as Successor-By-Merger to International Surplus Lines Insurance Company and United States Fire Insurance Company

Exhibit No.	Description

99.13 IV	Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Certain London Market Insurance Companies

99.14 IV
Settlement Agreement, dated as of January 20, 2010,  by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Westport Insurance Corporation, as successor in interest to Puritan Insurance Company

99.15 IV	Settlement Agreement, dated as of January 21, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Old Republic Insurance Company

99.16 IV	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Transport Insurance Company

99.17 IV	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Stonewall Insurance Company

99.18 IV
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Colonia Insurance Company, United Reinsurance Corporation of New York, and Navigators Insurance Company

99.19 IV	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and American Centennial Insurance Company

99.20 IV
Settlement Agreement, dated as of January 28, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and New Jersey Property-Liability Insurance Guaranty Association and New Jersey Surplus Lines Insurance Guaranty Fund

99.21 IV	Settlement and Policy Buyback Agreement and Release, dated as of January 29, 2010, by and between Congoleum Corporation and Seaton Insurance Company

99.22 IV	Litigation Settlement Agreement, dated as of September 10, 2008, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al

Exhibit No.	Description

99.23 IV	First Amendment to Litigation Settlement Agreement, dated as of October 22, 2009, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al

99.24 IV
Proposed Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC, the Bondholders’ Committee and the FCR, dated as of March 11, 2010

99.25
Form of Management Services and Commercial Agreement, which is Exhibit I to the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants' Committee, the Official Committee of Bondholders for Congoleum Corporation, et al., and the Future's Representative, dated as of May 11, 2010

99.26	Press release dated May 14, 2010

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

III	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2010

IV
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 31, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)

Date: May 17, 2010	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

10.1 III	Second Amendment to the Loan and Security Agreement dated as of March 15, 2010

10.2 IV	Eighth Amendment to Personal Services Agreement, dated as of February 9, 2010, by and between American Biltrite Inc. and Congoleum Corporation

10.3 IV	Fourth Amendment to the Business Relations Agreement, dated as of February 9, 2010, by and between American Biltrite Inc. and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Settlement Agreement and Release, dated as of March 11, 2010, by and among Congoleum Corporation and Federal Insurance Company

99.2	Settlement Agreement, dated as of April 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Chartis Companies

99.3 IV
Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the Asbestos Claimants’ Committee, the Bondholders’ Committee and the Future Claimants’ Representative, dated as of March 11, 2010

99.4 IV	Amended Settlement Agreement and Release, dated as of October 4, 2006, by, between and among Congoleum Corporation and Federal Insurance Company

Exhibit No.	Description

99.5 IV
Letter Agreement, dated as of January 28, 2010, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc., Travelers Casualty and Surety Co., and St. Paul Fire and Marine Insurance Company

99.6 IV
Settlement Agreement, dated as of January 20, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and the Hartford Parties (First State Insurance Company and Twin City Fire Insurance Company)

99.7 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Continental Casualty Company and The Continental Insurance Company

99.8 IV
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Nationwide Indemnity Company acting on behalf of Employers Insurance Company of Wausau f/k/a Employers Insurance of Wausau, a Mutual Company and/or f/k/a Employers Mutual Liability Insurance Company of Wisconsin

99.9 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and OneBeacon America Insurance Company f/k/a Employers Commercial Union Insurance Company

99.10 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Munich Reinsurance America, Inc., f/k/a American Re-Insurance Company

99.11 IV
Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Mutual Marine Office, Inc., as general agent and attorney-in-fact for Employers Mutual Casualty Company

99.12 IV
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and TIG Insurance Company as Successor-By-Merger to International Surplus Lines Insurance Company and United States Fire Insurance Company

99.13 IV	Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Certain London Market Insurance Companies

Exhibit No.	Description

99.14 IV
Settlement Agreement, dated as of January 20, 2010,  by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Westport Insurance Corporation, as successor in interest to Puritan Insurance Company

99.15 IV	Settlement Agreement, dated as of January 21, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Old Republic Insurance Company

99.16 IV	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Transport Insurance Company

99.17 IV	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Stonewall Insurance Company

99.18 IV
Settlement Agreement, dated as of January 26, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and Colonia Insurance Company, United Reinsurance Corporation of New York, and Navigators Insurance Company

99.19 IV	Settlement Agreement, dated as of January 25, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and American Centennial Insurance Company

99.20 IV
Settlement Agreement, dated as of January 28, 2010, by and among Congoleum Corporation, the Asbestos Claimants’ Committee, the Claimants’ Representatives and New Jersey Property-Liability Insurance Guaranty Association and New Jersey Surplus Lines Insurance Guaranty Fund

99.21 IV	Settlement and Policy Buyback Agreement and Release, dated as of January 29, 2010, by and between Congoleum Corporation and Seaton Insurance Company

99.22 IV	Litigation Settlement Agreement, dated as of September 10, 2008, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al

99.23 IV	First Amendment to Litigation Settlement Agreement, dated as of October 22, 2009, by and between Congoleum Corporation and Arthur J. Pergament, as the Collateral Trustee of the Collateral Trust, et al

Exhibit No.	Description

99.24 IV
Proposed Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the ACC, the Bondholders’ Committee and the FCR, dated as of March 11, 2010

99.25
Form of Management Services and Commercial Agreement, which is Exhibit I to the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Debtors, the Official Asbestos Claimants' Committee, the Official Committee of Bondholders for Congoleum Corporation, et al., and the Future's Representative, dated as of May 11, 2010

99.26	Press release dated May 14, 2010

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

III	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2010

IV
Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 31, 2010