Form 10-Q
period 2010-06-30
AMERICAN BILTRITE INC
filed 2010-08-13
CIK 4611

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2010	Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010

Common Stock	3,441,357 shares

FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions.  These forward-looking statements are based on American Biltrite Inc.’s expectations as of the date of this report, of future events. American Biltrite Inc. undertakes no obligation to update any of these forward looking statements, except as may be required by the federal securities laws.  Although American Biltrite believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and experience, there can be no assurance that actual results will not differ materially from expectations.  Any or all of these expectations may turn out to be incorrect and any forward-looking statements made in this report speak only as of the date of this report unless the statement indicates that another date applies.  Readers are cautioned not to place undue reliance on any forward-looking statements.  Actual results could differ significantly as a result of various factors.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results.

Factors that could cause actual results to differ from expectations include:  (i) American Biltrite’s ability to comply with the covenants imposed on it under its credit agreement, the availability of borrowings under its credit facilities and its ability to generate sufficient operating cash flows to fund its businesses and operations; (ii) the future cost and timing of payments associated with and availability of insurance coverage for environmental liabilities and product and general liability claims, including asbestos related liabilities; (iii) increases in raw material prices and availability of raw materials; (iv) increased competitive activity from competitors, some of which have greater resources and broader distribution channels; (v) unfavorable developments in various markets for American Biltrite Inc.’s or its subsidiaries’ products or in the national or global economy in general; (vi) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of American Biltrite Inc.’s or its subsidiaries’ facilities or distributors; (vii) the incurrence of product warranty costs; (viii) changes in customers for American Biltrite’s or its subsidiaries’ products or the failure of customers to timely pay for product purchased; (ix) any discontinuation of American Biltrite Inc.’s business arrangements with Congoleum; (x) the failure of distributors or sales representatives to adequately perform; and (xi) the loss of any key executives.

Other factors that could cause or contribute to American Biltrite Inc.’s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.’s other filings with the Securities and Exchange Commission.

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidating Condensed Balance Sheets – Assets as of June 30, 2010 (Unaudited) and December 31, 2009	1

		Consolidating Condensed Balance Sheets – Liabilities and Stockholders’ Equity (Deficit) as of June 30, 2010 (Unaudited) and December 31, 2009	2

		Consolidating Condensed Statements of Operations (Unaudited) For the Three Months Ended June 30, 2010 and 2009	3

		Consolidating Condensed Statements of Operations (Unaudited) For the Six Months Ended June 30, 2010 and 2009	4

		Consolidating Condensed Statements of Cash Flows – Operating Activities (Unaudited) For the Six Months Ended June 30, 2010 and 2009	5

		Consolidating Condensed Statements of Cash Flows – Investing & Financing Activities (Unaudited) For the Six Months Ended June 30, 2010 and 2009	6

		Notes to Unaudited Consolidating Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	33

	Item 4.	Other Information	41

	Item 6.	Exhibits	42

	Signature		43

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,740	$16,467			$11,030	$16,065	$710	$402
Restricted cash	35,706	31,580			35,706	31,580
Short-term investments	2,400	2,400					2,400	2,400
Accounts receivable, net	42,790	30,780	$(678)	$(105)	21,029	11,699	22,439	19,186
Inventories	68,206	61,853	(112)	(41)	32,793	28,883	35,525	33,011
Taxes receivable	354	287					354	287
Prepaid expense & other current assets	6,816	6,001			3,088	3,868	3,728	2,133
Total current assets	168,012	149,368	(790)	(146)	103,646	92,095	65,156	57,419

Property, plant & equipment, net	75,070	80,541			45,396	49,250	29,674	31,291

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646					17,646	17,646
Other assets	29,710	30,067	(109)	(109)	22,331	22,331	7,488	7,845
	47,356	47,713	(109)	(109)	22,331	22,331	25,134	25,491

Total assets	$290,438	$277,622	$(899)	$(255)	$171,373	$163,676	$119,964	$114,201

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$19,533	$14,462	$(678)	$(105)	$8,874	$7,740	$11,337	$6,827
Accrued expenses	34,006	32,235			17,435	16,188	16,571	16,047
Asbestos-related liabilities	44,727	48,458			44,727	48,458
Deferred income taxes	12,724	12,724			12,724	12,724
Notes payable	29,384	18,231			22,995	14,180	6,389	4,051
Current portion of long-term debt	1,460	1,448					1,460	1,448
Liabilities subject to compromise	4,992	4,997			4,992	4,997
Total current liabilities	146,826	132,555	(678)	(105)	111,747	104,287	35,757	28,373

Long-term debt, less current portion	6,363	7,134					6,363	7,134
Asbestos-related liabilities	17,700	17,700					17,700	17,700
Other liabilities	14,142	14,656					14,142	14,656
Liabilities subject to compromise	150,939	149,562	(109)	(109)	151,048	149,671
Total liabilities	335,970	321,607	(787)	(214)	262,795	253,958	73,962	67,863

Stockholders’ equity (deficit)
Common stock	46	46	(93)	(93)	93	93	46	46
Additional paid-in capital	20,049	19,950	(49,395)	(49,395)	49,395	49,395	20,049	19,950
Less cost of shares in treasury	(15,132)	(15,132)	7,813	7,813	(7,813)	(7,813)	(15,132)	(15,132)
Retained earnings (deficit)	(11,069)	(10,400)	42,782	42,340	(96,347)	(95,207)	42,496	42,467
Accumulated other comprehensive loss	(39,506)	(39,088)	(377)	(377)	(36,750)	(36,750)	(2,379)	(1,961)
Total stockholders’ equity (deficit) of controlling interests	(45,612)	(44,624)	730	288	(91,422)	(90,282)	45,080	45,370
Noncontrolling interests	80	639	(842)	(329)			922	968
Total stockholders’ equity (deficit)	(45,532)	(43,985)	(112)	(41)	(91,422)	(90,282)	46,002	46,338
Total liabilities and stockholders’ equity (deficit)	$290,438	$277,622	$(899)	$(255)	$171,373	$163,676	$119,964	$114,201

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended June 30, 2010 and 2009
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$91,798	$81,322	$-	$-	$41,638	$39,350	$50,160	$41,972

Cost of products sold	71,106	65,240	(575)	(194)	34,835	33,156	36,846	32,278
Selling, general & administrative expenses	19,762	19,111			7,609	7,449	12,153	11,662
Income (loss) from operations	930	(3,029)	575	194	(806)	(1,255)	1,161	(1,968)
Other income (expense)
Interest income	1	6			–	1	1	5
Interest expense	(345)	(316)			(161)	(100)	(184)	(216)
Other (expense) income	(719)	782	(467)	(181)	(17)	410	(235)	553
	(1,063)	472	(467)	(181)	(178)	311	(418)	342
(Loss) income before taxes	(133)	(2,557)	108	13	(984)	(944)	743	(1,626)
Provision for income taxes	214	21			14	-	200	21
Net (loss) income	(347)	(2,578)	108	13	(998)	(944)	543	(1,647)
Noncontrolling interests	404	421	449	424			(45)	(3)
Net income (loss) attributable to controlling interests	$57	$(2,157)	$557	$437	$(998)	$(944)	$498	$(1,650)

	Basic		Diluted
	2010	2009	2010	2009
Net income (loss) attributable to controlling interests per common share	$0.02	$(0.63)	$0.02	$(0.63)

Weighted average number of common and equivalent shares outstanding	3,441,463	3,441,551	3,447,049	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(In thousands of dollars, except share and per share amounts)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$172,480	$151,383	$-	$-	$75,689	$69,456	$96,791	$81,927

Cost of products sold	132,271	121,577	(687)	(503)	62,192	59,292	70,766	62,788
Selling, general & administrative expenses	39,242	39,621			14,519	15,699	24,723	23,922
Income (loss) from operations	967	(9,815)	687	503	(1,022)	(5,535)	1,302	(4,783)
Other income (expense)
Interest income	4	13			–	3	4	10
Interest expense	(676)	(661)			(210)	(208)	(466)	(453)
Other (expense) income	(1,184)	459	(758)	(474)	118	704	(544)	229
	(1,856)	(189)	(758)	(474)	(92)	499	(1,006)	(214)
(Loss) income before taxes	(889)	(10,004)	(71)	29	(1,114)	(5,036)	296	(4,997)
Provision for (benefit from) income taxes	241	(32)			26	15	215	(47)
Net (loss) income	(1,130)	(9,972)	(71)	29	(1,140)	(5,051)	81	(4,950)
Noncontrolling interests	461	2,318	513	2,271			(52)	47
Net (loss) income attributable to controlling interests	$(669)	$(7,654)	$442	$2,300	$(1,140)	$(5,051)	$29	$(4,903)

	Basic		Diluted
	2010	2009	2010	2009
Net loss attributable to controlling interests per common share	$(0.19)	$(2.22)	$(0.19)	$(2.22)

Weighted average number of common and equivalent shares outstanding	3,441,498	3,441,551	3,441,498	3,441,551

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – OPERATING ACTIVITIES (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2010	2009	2010	2009	2010	2009	2010	2009
Operating activities
Net (loss) income	$(1,130)	$(9,972)	$(71)	$29	$(1,140)	$(5,051)	$81	$(4,950)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	6,871	6,919			4,616	4,835	2,255	2,084
Stock compensation expense	99	103			–	4	99	99
Change in operating assets and liabilities:
Accounts and notes receivable	(12,611)	(662)	573	(100)	(9,330)	(1,247)	(3,854)	685
Inventories	(8,589)	12,451	71	(29)	(3,910)	4,713	(4,750)	7,767
Prepaid expenses and other assets	227	1,058			780	1,039	(553)	19
Accounts payable and accrued expenses	6,420	(1,976)	(573)	100	2,374	(3,662)	4,619	1,586
Asbestos-related expenses	(7,855)	(4,200)			(7,855)	(4,200)
Insurance proceeds for fire loss	1,000	–					1,000	–
Other	826	1,677			1,379	1,648	(553)	29
Net cash (used) provided by operating activities of continuing operations	$(14,742)	$5,398	$-	$-	$(13,086)	$(1,921)	$(1,656)	$7,319

See accompanying notes to consolidating condensed financial statements.

 AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS – INVESTING & FINANCING ACTIVITIES (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(In thousands of dollars)

	ABI Consolidated		Eliminations		Congoleum		American Biltrite
	2010	2009	2010	2009	2010	2009	2010	2009
Investing activities
Investments in property, plant and equipment	$(1,387)	$(2,934)	$–	$–	$(762)	$(1,520)	$(625)	$(1,414)
Purchase of short-term investments	(2,400)	(1,000)					(2,400)	(1,000)
Proceeds from sale of short-term investments	2,400	–					2,400	–

Net cash used by investing activities	(1,387)	(3,934)	–	–	(762)	(1,520)	(625)	(2,414)

Financing activities
Net short-term borrowings (repayments)	11,213	352			8,815	3,254	2,398	(2,902)
Payments on long-term debt	(759)	(5,566)					(759)	(5,566)
Proceeds from borrowings on long-term debt	–	8,000					–	8,000
Refinancing costs	–	(1,527)					–	(1,527)
Funding of letters of credit	–	(1,628)					–	(1,628)
Net change in restricted cash	(2)	(1,087)			(2)	(1,087)
Net cash provided (used) by financing activities	10,452	(1,456)	–	–	8,813	2,167	1,639	(3,623)
Effect of foreign exchange rate changes on cash	950	113					950	113
Net (decrease) increase in cash	(4,727)	121	–	–	(5,035)	(1,274)	308	1,395
Cash and cash equivalents at beginning of period	16,467	18,072			16,065	15,077	402	2,995

Cash and cash equivalents at end of period	$11,740	$18,193	$–	$–	$11,030	$13,803	$710	$4,390

See accompanying notes to consolidating condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATING CONDENSED
FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidating condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (and including, unless the context otherwise indicates, its majority-owned subsidiary K&M Associates L.P., are referred to herein as “ABI”, “American Biltrite” or the “Company”) as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2010.  For further information, refer to the consolidating financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidating condensed balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

As discussed more fully below and elsewhere in these notes to consolidating condensed financial statements, the Company’s subsidiary Congoleum Corporation (“Congoleum”) filed for bankruptcy protection on December 31, 2003 in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), and on August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings.  Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010.  Upon effectiveness of Congoleum’s plan of reorganization, ABI’s ownership interests in Congoleum were cancelled.  Consequently, the results of reorganized Congoleum will not be included in the consolidated results of the Company subsequent to June 30, 2010.  In periods subsequent to June 30, 2010, the historical results of Congoleum will be reported as a discontinued operation.

Note A – Basis of Presentation (continued)

The accompanying consolidated financial statements include the results for Congoleum for all periods presented.  Congoleum’s results include losses (including other comprehensive losses) of $90.6 million in excess of the value of ABI’s investment in Congoleum at June 30, 2010.  During the periods presented, ABI owned a majority of the voting stock of Congoleum and continued to consolidate the financial statements of Congoleum in its consolidated results.  The accompanying financial statements present the details of consolidation to separately show the financial condition, operating results and cash flows of ABI (including its non-debtor subsidiaries) and Congoleum (and its debtor subsidiaries), which may be more meaningful for certain analyses.

The American Institute of Certified Public Accountants provides financial reporting guidance for entities that are reorganizing under the United States Bankruptcy Code (the “Bankruptcy Code”). Congoleum implemented this guidance in its consolidated financial statements for periods commencing after December 31, 2003 and through June 30, 2010.  Companies in reorganization under the Bankruptcy Code are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Obligations arising post-petition and pre-petition obligations that are secured or that the Bankruptcy Court has authorized Congoleum to pay, are not classified as liabilities subject to compromise.

Note B – Inventories

Inventories at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Finished goods	$47,492	$43,789
Work-in-process	9,958	9,335
Raw materials and supplies	10,756	8,729

	$68,206	$61,853

In February 2010, a minor fire at the Company’s Lowell, Massachusetts facility caused limited damage to a production line and certain inventory.  Costs incurred in connection with the fire totaled approximately $2.1 million and included the replacement of damaged inventory, repair of damaged equipment, and clean up and restoration of the production line.  The Company filed a claim with its insurance carrier and, in April and July 2010, received advances of $1.0 million and $720 thousand, respectively, for the claim.  The Company expects that substantially all of its costs arising from the fire will be reimbursed by its insurance carrier.

Note C – Accrued Expenses

Accrued expenses at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Accrued advertising and sales promotions	$17,072	$16,981
Employee compensation and related benefits	8,171	6,954
Environmental matters	1,252	1,118
Royalties	554	639
Income taxes	327	166
Other	6,630	6,377

	$34,006	$32,235

See Note F for Liabilities Subject to Compromise.

Note D – Financing Arrangements

American Biltrite Inc.’s primary sources of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wachovia”) pursuant to a loan and security agreement (the “Credit Agreement”).  The Credit Agreement was entered into on June 30, 2009, and initial borrowings under the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12.0 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3.0 million Canadian letter of credit facility sublimit) subject to availability under the Revolver.  The Revolver expires on June 30, 2012, and all indebtedness under the Credit Agreement other than the Term Loan, matures on that date.  The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company’s obligations under the Credit Agreement are secured by a lien on the assets of the Company and its subsidiaries.  At June 30, 2010, the Company had $6.4 million and $6.7 million outstanding under the Revolver and Term Loan, respectively, and $11.4 million of additional unused borrowing capacity available under the Revolver.

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

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates.  The Credit Agreement requires the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0.  The Credit Agreement also requires that the Company and the other borrowers and the guarantors maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement.

In March 2010, the Company and Wachovia entered into an amendment to the Credit Agreement. The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement, and further provided that meeting such minimums would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days.  The Company paid a fee of $30 thousand to Wachovia in connection with this amendment.

The Company currently anticipates it will be able to comply with its covenants under the Credit Agreement.  However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement to address failures to satisfy covenants under that prior credit agreement, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result.  There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

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

Note E – Other Liabilities

Other Liabilities at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Pension benefits	$5,568	$5,871
Environmental remediation and product related liabilities	5,570	5,570
Income taxes payable	609	352
Deferred income taxes	312	312
Other	2,083	2,551

	$14,142	$14,656

See Note F for Liabilities Subject to Compromise.

Note F – Liabilities Subject to Compromise

As a result of Congoleum’s Chapter 11 filing, Congoleum is required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet.  Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts.  Substantially all of Congoleum’s pre-petition debt is recorded at face value and is classified within liabilities subject to compromise.  Additional, pre-petition claims (which would be classified as liabilities subject to compromise) may arise due to the rejection by Congoleum of executory contracts or unexpired leases pursuant to the Bankruptcy Code, or as a result of the allowance by the District Court of contingent or disputed claims.  Liabilities subject to compromise at June 30, 2010 and December 31, 2009 and included in ABI’s consolidated balance sheet at each such date were as follows (in thousands):

	June 30, 2010	December 31, 2009
Current liability
Pre-petition other payables and accrued interest	$4,992	$4,997
Non-current
Debt	100,000	100,000
Pension liability	27,435	26,286
Other post-retirement benefit obligation	11,312	11,117
Pre-petition other liabilities	12,301	12,268
	151,048	149,671
Elimination – Payable to American Biltrite	(109)	(109)
Total non-current liability	150,939	149,562

Total liabilities subject to compromise	$155,931	$154,559

Note G – Pension Plans

The Company and Congoleum sponsor several noncontributory defined benefit pension plans covering most of their employees.  Benefits under the plans are based on years of service and employee compensation.  Amounts funded annually by the Company and Congoleum are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations.  Congoleum also maintains health and life insurance programs for retirees (reflected in the table below under the columns entitled “Other Benefits”).

The table below summarizes the components of the net periodic benefit cost for the Company's and Congoleum's pension and other benefit plans during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010		2009
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$535	$51	$494	$57
Interest cost	1,738	150	1,646	161
Expected return on plan assets	(1,436)	-	(1,192)	-
Recognized net actuarial loss	717	12	1,102	16
Amortization of prior service cost	23	-	27	-

Net periodic benefit cost	$1,577	$213	$2,077	$234

	Six Months Ended June 30,
	2010		2009
	Pension	Other Benefits	Pension	Other Benefits
Service cost	$1,070	$102	$988	$114
Interest cost	3,476	300	3,291	322
Expected return on plan assets	(2,872)	-	(2,383)	-
Recognized net actuarial loss	1,434	24	2,204	32
Amortization of prior service cost	46	-	54	-

Net periodic benefit cost	$3,154	$426	$4,154	$468

Note G – Pension Plans (continued)

The weighted average assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2010 and 2009 were as follows:

	2010		2009
	Pension	Other Benefits	Pension	Other Benefits

Discount rate	6.00% - 6.25%	6.00%	5.75% - 7.50%	5.75%
Expected long-term return on plan assets	7.00%	—	7.00%	—
Rate of compensation increase	3.00% - 3.50%	—	3.00% - 4.00%	—

Note H – Commitments and Contingencies

The Company is subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, the financial viability of other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that it will be paid for the most part over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions.  Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation that would have a material adverse effect on its results of operations or financial position.  There can be no assurances that the costs of any future government regulations could be passed along by the Company to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The Company records a liability for environmental remediation claims when it becomes probable that the Company will incur costs relating to a clean-up program or will have to make claim payments, and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted as appropriate to reflect such revisions and progress.

Note H – Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,213 pending claims involving approximately 1,759 individuals as of June 30, 2010.  These claims relate to products of ABI’s former Tile Division, which ABI contributed to Congoleum in 1993.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to asbestos claims during the six months ended June 30, 2010 and year ended December 31, 2009 was as follows:

	Six months Ended June 30, 2010	Year Ended December 31, 2009

Beginning claims	1,193	1,269
New claims	124	240
Settlements	(11)	(25)
Dismissals	(93)	(291)

Ending claims	1,213	1,193

ABI has multiple excess layers of insurance coverage for asbestos claims.  The total indemnity costs incurred to settle claims during the six months ended June 30, 2010 and the year ended December 31, 2009 were $634 thousand and $5.7 million, respectively, all of which were paid by ABI's first-layer excess umbrella insurance carriers, as were the related defense costs.

In addition to coverage available under the first-layer excess umbrella coverage (the “Umbrella Coverage”), ABI has additional excess liability insurance policies that should provide further coverage if and when limits of certain policies within the Umbrella Coverage exhaust.  While ABI expects the Umbrella Coverage will result in the substantial majority of defense and indemnity costs for asbestos claims against ABI being paid by its insurance carriers for the foreseeable future, ABI may incur uninsured costs related to asbestos claims, and those costs could be material.  If ABI were to incur significant uninsured costs for asbestos claims, or its insurance carriers failed to fund insured costs for asbestos claims, such costs could have a material adverse impact on its liquidity, financial condition and results of operations.

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process.  Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable.  The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.  The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims, based upon a strategy to vigorously

Note H – Commitments and Contingencies (continued)

defend against and strategically settle those claims on a case-by-case basis in the normal course of business.  Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  Changes in factors could have a material impact on the Company’s liability.  The estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by one year to the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this reduces the liability in the low estimate by about 20% (assuming all other variables remain constant).

The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  Projecting future asbestos claim costs requires estimating numerous variables that are difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs.  Due to the numerous variables and uncertainties, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a six year horizon.  The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2015 was $17.7 million to $62.0 million as of December 31, 2009.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million in its financial statements which the Company believes represents a probable and reasonably estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at June 30, 2010 and December 31, 2009, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts by ABI and a number of assumptions.  However, the uncertainties referred to above, including the difficulty projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

Note H – Commitments and Contingencies (continued)

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement costs, or that it will receive the insurance recoveries which it has accrued or that its insurance will adequately cover the Company’s costs and liabilities with respect to asbestos claims.  The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company’s existing reserves.  The Company believes it has substantial insurance coverage to mitigate future costs related to this matter.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company disclosed various legal proceedings.  Material developments relating to those matters during the six month period ended on June 30, 2010 include those mentioned in the immediately following paragraph.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, the Company has been named as a Potentially Responsible Party (“PRP”) within the meaning of that term under the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to seven sites located in six separate states.  One of those sites relates to the Ward Transformer Superfund Site in Raleigh, North Carolina (the “Ward Site”).  With respect to the Ward Site, four companies have entered into a settlement agreement with the United States Environmental Protection Agency (“EPA”) agreeing to fund and perform remediation with respect to the site (the “Ward Performing Parties”).  The Ward Performing Parties previously notified the Company that it is a PRP of a claim at the Ward Site.  The Company was also advised by the Ward Performing Parties that certain legal issues raised in a lawsuit commenced by a small group of current PRPs against the EPA trying to apply the Burlington N. & S.F.R. Co v. United States, No. 07-1601 (May 4, 2009) decision to this Site were rejected by the Court that heard those arguments.  The Ward Performing Parties have further advised ABI that they expect that the EPA will eventually issue a Unilateral Administrative Order to a small group of current PRPs with respect to the Ward Site (the “Selected PRPs”) and if that occurs, they further expect that the Selected PRPs would assert claims against all of the other PRPs with respect to the Ward Site.  If a claim is asserted by the Selected PRPs, the Company expects it would receive a settlement offer for its share of the clean-up costs.  If a settlement offer is made and not agreed to by the Company, the Company expects that the Selected PRPs would commence litigation against the Company seeking indemnification from the Company for the share of those costs that the Selected PRPs may assert are allocable to the Company.

Note H – Commitments and Contingencies (continued)

As of June 30, 2010 and December 31, 2009, ABI recorded a reserve of $6.6 million and $6.5 million, respectively, which the Company believes represents the probable and reasonably estimable amounts to cover the anticipated remediation costs described in the Company’s 2009 annual report and above based on facts and circumstances known to the Company.  The Company has also recorded a receivable of $2.5 million as of June 30, 2010 and December 31, 2009, for what the Company believes is its estimable and probable recoveries for the contingencies described above.  These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change.  As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods, resulting in potentially material adjustments to the Company’s earnings and funding obligations with respect to these matters in future periods.  The Company monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

There have been no other material developments relating to the environmental sites or the other environmental or other legal matters relating to ABI that were disclosed in ABI's Annual Report on Form 10-K for the year ended December 31, 2009, during the six month period ended June 30, 2010.

Congoleum

Congoleum records a liability for environmental remediation claims when a cleanup program or claim payment becomes probable and the costs can be reasonably estimated.  The recorded liabilities, totaling $4.6 million at June 30, 2010 and December 31, 2009, are not reduced by the amount of estimated insurance recoveries.  Congoleum’s estimated insurance recoveries approximated $2.1 million at June 30, 2010 and December 31, 2009, and are reflected in other non-current assets in ABI’s consolidating condensed balance sheet.   There have been no material developments relating to Congoleum’s environmental matters disclosed in ABI's Annual Report on Form 10-K for the year ended December 31, 2009, during the six month period ended June 30, 2010.

Other

In addition to the matters referenced above and in Note I, in the ordinary course of their businesses, the Company becomes involved in lawsuits and administrative proceedings in connection with product liability claims (in addition to asbestos related claims) and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note I – Congoleum Reorganization

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago.  Congoleum’s plan of reorganization (the “Plan”) was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010.  Although a notice of appeal has been filed with the United States Court of Appeals for the Third Circuit, the Plan has been substantially consummated, and Congoleum has moved to dismiss such appeal as equitably moot and on other grounds.

By operation of the Plan, all shares of Congoleum’s Class A and Class B common stock outstanding immediately prior to the Plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by ABI.  As a result, after June 30, 2010, ABI does not own any equity interest in reorganized Congoleum and Congoleum is no longer a subsidiary of ABI.  The former holders of the cancelled shares of Congoleum common stock, including ABI, did not receive any compensation on account of their cancelled shares.

The Plan governs an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum, pursuant to which American Biltrite and reorganized Congoleum entered into a management services and commercial agreement effective as of July 1, 2010, which agreement has a term of two years.  The management services and commercial agreement includes the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.

Note J – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the year ended December 31, 2009 and the six months ended June 30, 2010 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non- Controlling Interests	Total Equity

December 31, 2008	$(46,784)	$835	$(45,949)
Net loss for the year ended December 31, 2009	(12,208)	(6,737)	(18,945)
Foreign currency translation adjustments	2,699	–	2,699
Defined benefit plans adjustment	11,463	6,487	17,950
Stock compensation expense	201	–	201
Effect of Congoleum stock compensation	5	4	9
Taxes payable adjustment for controlling interests	–	50	50

December 31, 2009	(44,624)	639	(43,985)
Net loss for the six months ended June 30, 2010	(669)	(461)	(1,130)
Stock compensation expense	99	—	99
Foreign currency translation adjustments	(418)	—	(418)
K&M distribution	–	(98)	(98)

June 30, 2010	$(45,612)	$80	$(45,532)

American Biltrite owned 55% of Congoleum’s outstanding shares of Class A and Class B common stock as of June 30, 2010.  The noncontrolling interests recorded in American Biltrite’s consolidated financial statements include the 45% of outstanding shares of Congoleum Class A and Class B common stock not owned by American Biltrite.  Prior to January 1, 2009, American Biltrite reported in its consolidated results 100% of Congoleum’s losses from the period Congoleum incurred a deficit in earnings during 2002 through December 31, 2008, in accordance with accounting rules in effect through December 31, 2008.  Effective January 1, 2009, the Company adopted the FASB’s new accounting standard for the accounting of noncontrolling interests.  Under the new standard, 45% of Congoleum’s income or loss is attributed to the noncontrolling interests even if the attribution of a loss results in a negative balance for noncontrolling interest.  Upon effectiveness of Congoleum’s plan of reorganization as of July 1, 2010, ABI’s ownership interests in Congoleum were cancelled by operation of the plan.  Consequently, the results of reorganized Congoleum will not be included in the consolidated results of the Company subsequent to June 30, 2010.  Furthermore, the deconsolidation of Congoleum will result in the elimination of the accumulated deficit attributable to Congoleum, which amounted to $53.6 million at June 30, 2010, from American Biltrite’s consolidated stockholders’ equity.

Note J – Stockholders’ (Deficit) Equity (continued)

In March 2010, in accordance with its partnership agreement, the Company’s majority-owned (94.5%) subsidiary K&M Associates L.P. made a $1.8 million distribution to its partners.  The amount of the distribution made to the minority partner (5.5%) of K&M Associates L.P. was $98 thousand, which reduced noncontrolling interests.

Note K – Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$57	$(2,157)	$(669)	$(7,654)
Foreign currency translation adjustments	(1,272)	1,090	(418)	906

Total comprehensive loss	$(1,215)	$(1,067)	$(1,087)	$(6,748)

Note L – Income (Loss) Per Share

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding, and diluted earnings per share is based on the weighted-average number of shares of common stock outstanding and all dilutive potential common stock equivalents outstanding.  The dilutive effect of options is determined under the treasury stock method using the average market price for the period.  Common stock equivalents are included in the per share calculations when the effect of their inclusion would be dilutive.

Note M – Industry Segments

Description of Products and Services

The Company has four segments for financial reporting purposes:  flooring products, tape division, jewelry and a Canadian division.  The flooring products segment consists of Congoleum, a manufacturer of resilient floor coverings, which are sold primarily through floor covering distributors to retailers and contractors for residential use. This segment will be reported as a discontinued operation for periods beginning on or after July 1, 2010 (see Notes A, I and J.)  The tape division segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore.  The jewelry segment consists of the Company's majority-owned subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores.  The Company's Canadian division produces flooring, rubber and other industrial products.

Net sales by segment for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales to external customers:
Flooring products	$41,638	$39,350	$75,689	$69,456
Tape products	25,242	19,264	47,530	35,733
Jewelry	11,978	11,434	22,952	22,999
Canadian division	12,940	11,274	26,309	23,195
Total net sales to external customers	91,798	81,322	172,480	151,383
Intersegment net sales:
Flooring products	-	-	-	-
Tape products	152	-	1,248	-
Jewelry	-	-	-	-
Canadian division	785	464	1,520	1,264
Total intersegment net sales	937	464	2,768	1,264
Reconciling items	-	-	-	-
Intersegment net sales	(937)	(464)	(2,768)	(1,264)

Total consolidated net sales	$91,798	$81,322	$172,480	$151,383

Note M – Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit and noncontrolling interests.  Profit (loss) by segment for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment profit (loss)
Flooring products	$(984)	$(944)	$(1,114)	$(5,036)
Tape products	(835)	(1,153)	(1,292)	(3,686)
Jewelry	894	105	603	(733)
Canadian division	343	(124)	644	(49)
Total segment profit	(582)	(2,116)	(1,159)	(9,504)
Reconciling items
Corporate expenses	341	(454)	341	(529)
Intercompany profit	108	13	(71)	29
Total consolidated (loss) income before income taxes and other items	$(133)	$(2,557)	$(889)	$(10,004)

Assets by segment as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Segment assets
Flooring products	$171,373	$163,676
Tape products	45,343	42,279
Jewelry	16,342	16,316
Canadian division	31,084	28,656
Total segment assets	264,142	250,927
Reconciling items
Corporate items	30,651	29,611
Intersegment accounts receivable	(4,133)	(2,765)
Intersegment profit in inventory	(113)	(42)
Intersegment other asset	(109)	(109)

Consolidated assets	$290,438	$277,622

Note N – Subsequent Event

Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010.  Upon effectiveness of Congoleum’s plan of reorganization, ABI’s ownership interests in Congoleum were cancelled.  See Notes A, I and J.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic conditions in the United States have been challenging, including in the industries in which the Company conducts business.  Although the United States economy and the Company’s business have experienced a recent upturn in activity, the current level of activity remains well below 2007 levels, prior to when the recent United States and global recession is understood to have begun.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division’s products.  In addition, the decline in consumer and retailer spending has resulted in reduced demand for K&M Associates L.P.’s (“K&M”) products.  Forecasts generally call for a continued gradual economic recovery, with some risk of a “double-dip” recession, in the United States, including in the industries in which the Company conducts business.  The Company expects the current and forecasted economic conditions to continue to negatively impact or restrain the Company’s businesses and operations and that the extent of that impact or restraint will depend on the speed, extent and sustainability of the United States and global economic recovery.

In addition, raw material and energy costs have increased sharply in the past, particularly during the first half of 2008, continue to be volatile and remain at higher historic levels, which has negatively impacted the Company’s businesses and operating results.  Although raw material and energy costs declined in late 2008 and most of 2009, they have since reverted to generally increasing price levels.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to their respective customers.

Although the Company has recently implemented reductions in its expenses, there can be no assurance that it will be able to sustain those expense reductions.

American Biltrite’s consolidated financial statements include its majority-owned subsidiary, Congoleum through June 30, 2010.  Congoleum’s plan of reorganization, or the Plan, was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010.  Upon effectiveness of Congoleum’s plan of reorganization, ABI’s ownership interests in Congoleum were cancelled.  Consequently, the results of reorganized Congoleum will not be included in the consolidated results of the Company subsequent to June 30, 2010.  In periods subsequent to June 30, 2010, the historical results of Congoleum will be reported as a discontinued operation.

The Plan governs an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum, pursuant to which American Biltrite and reorganized Congoleum entered into a management services and commercial agreement effective as of July 1, 2010, which agreement has a term of two years.  The management services and commercial agreement includes the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  For further description of the management services and commercial agreement, see American Biltrite’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 8, 2010.

Due to Congoleum’s reorganization and separate capital structure, as well as the elimination of ABI’s ownership interest in Congoleum effective as of July 1, 2010, the Company believes that presenting the results of operations of ABI and its non-debtor subsidiaries separately from those of Congoleum is the most meaningful way to discuss and analyze its financial condition and results of operations.

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

Results of Operations

ABI and Non-Debtor Subsidiaries

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
	(In thousands)

Net sales	$50,160		$41,972		$96,791		$81,927
Cost of sales	36,846		32,278		70,766		62,788	`
Gross profit	13,314	26.5%	9,694	23.1%	26,025	26.9%	19,139	23.4%
Selling, general & administrative expenses	12,153	24.2%	11,662	27.8%	24,723	25.5%	23,922	29.2%
Operating income (loss)	1,161		(1,968)		1,302		(4,783)

Interest expense, net	(183)		(211)		(462)		(443)
Other (expense) income, net	(235)		553		(544)		229
Income (loss) before taxes and other items	743		(1,626)		296		(4,997)
Provision for (benefit from) income taxes	200		21		215		(47)
Noncontrolling interests	(45)		(3)		(52)		47

Net income (loss)	$498		$(1,650)		$29		$(4,903)

Net sales in the second quarter of 2010 were $50.2 million compared to $42.0 million in the second quarter of 2009, an increase of $8.2 million or 19.5%.  Higher second quarter sales at the Tape division, which were up $6.1 million or 31.8% over the second quarter of 2009, accounted for the majority of the increase and were the result of improving economic conditions, with all product categories showing gains.  Sales at the Canadian division in the second quarter of 2010 were up $2.0 million or 16.9% over the second quarter of 2009 due to the effect of currency translation coupled with improved sales of industrial rubber products, partly offset by lower sales of flooring products.  Second quarter 2010 sales at K&M, ABI’s jewelry division, were up $544 thousand or 4.8% over year earlier levels as a result of lower selling allowances.

Net sales for the six months ended June 30, 2010 were $96.8 million compared to $81.9 million for the same period in 2009, an increase of $14.9 million or 18.1%.  Tape division sales for the six months ended June 30, 2010 were up $13.0 million or 36.5% over the same period one year earlier due to higher sales of all product categories, particularly protective film, automotive protection, and transfer paper.  Canadian division sales increased $3.4 million or 13.8% in the first half of 2010 over 2009 due to the effect of currency translation, coupled with increased sales of both industrial and flooring products.  Sales at K&M in the first half of 2010 were essentially at year earlier levels, as the effect of lower first quarter gross sales in 2010 versus 2009 was offset by lower sales allowances in the second quarter.

Gross profit margin percentage increased from 23.1% of net sales for the second quarter of 2009 to 26.5% of net sales for the second quarter of 2010.  Margins improved over year earlier levels at all operations, with the improvement at the Tape division (up 2.7 percentage points of net sales) and Canadian divisions (up 4.5 points) primarily due to improved efficiency resulting from higher production volumes and the improvement at K&M (up 4.9 points) resulting from lower sales allowances.

Gross profit margin percentage for the six months ended June 30, 2010 was 26.9% of net sales compared to 23.4% for the first six months of 2009.  Gross margins for the first six months of 2010 were higher than 2009 in all segments due to the same factors described above for the second quarter.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended June 30, 2010 and 2009 would have been 26.0% and 22.5%, respectively.  The gross profit margins for the six months ended June 30, 2010 and 2009 would have been 26.4% and 22.8%, respectively.

SG&A expenses in the second quarter of 2010 increased by $491 thousand or 4.2% compared to the second quarter of 2009 primarily as a result of the effect of currency translation on SG&A at the Canadian division and increased selling related costs such as freight and commissions at both the Canadian and Tape divisions, partly offset by lower unallocated corporate expenses for workers compensation and professional fees.

For the six months ended June 30, 2010, SG&A expenses increased by $801 thousand or 3.3% from the year earlier period. The increase in SG&A expenses for the first half of 2010 over 2009 was also due to of the effect of currency translation on SG&A at the Canadian division and increased selling related costs such as freight and commissions at both the Canadian and Tape divisions, partly offset by lower unallocated corporate expenses for workers compensation and professional fees

Net interest expense for the quarter and six months ended June 30, 2010 did not meaningfully differ from year earlier levels, while other income (expense) was significantly below year ago levels for the three and six month periods due to foreign exchange losses.

The effective tax rate for the six months ended June 30, 2010 was 73%.  This rate was significantly higher than the statutory rate as a result of losses realized in certain tax jurisdictions with no corresponding tax benefit because there is no assurance the corresponding tax benefit will be realized.

Congoleum

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
	(In thousands)

Net sales	$41,638		$39,350		$75,689		$69,456
Cost of sales	34,835		33,156		62,192		59,292
Gross profit	6,803	16.3%	6,194	15.7%	13,497	17.8%	10,164	14.6%
Selling, general & administrative expenses	7,609	18.3%	7,449	18.9%	14,519	19.2%	15,699	22.6%
Operating loss	(806)		(1,255)		(1,022)		(5,535)
Interest expense, net	(161)		(99)		(210)		(205)
Other (expense) income, net	(17)		410		118		704
Loss before taxes	(984)		(944)		(1,114)		(5,036)
Provision for income taxes	14		-		26		15

Net loss	$(998)		$(944)		$(1,140)		$(5,051)

Net sales for the three months ended June 30, 2010 were $41.6 million as compared to $39.4 million for the three months ended June 30, 2009, an increase of $2.3 million or 5.8% on net sales.  The increase is attributable to improved sales to the manufactured housing and recreational vehicle industry, coupled with a test market program instituted with a mass merchandiser, partially offset by continued weakness in new residential construction and remodeling activity.

Net sales for the six months ended June 30, 2010 were $75.7 million as compared to $69.5 million for the six months ended June 30, 2009, an increase of $6.2 million or 9.0% on net sales.  The increase is attributable to substantially the same factors impacting the increase in second quarter sales described above.

Gross profit for the three months ended June 30, 2010 totaled $6.8 million, or 16.3% of net sales, compared to $6.2 million, or 15.7% of net sales for the same period last year.  The increase in gross profit dollars reflects the higher sales levels while the reduced gross profit margin percentage reflects higher raw material costs which were only partly offset by manufacturing efficiencies.

Gross profit for the six months ended June 30, 2010 totaled $13.5 million, or 17.8% of net sales, compared to $10.2 million, or 14.6% of net sales for the same period last year.  The increase in gross profit dollars reflects the higher sales levels, while the increase in gross profit margins reflects improved manufacturing efficiencies from higher production volumes, coupled with cost reduction measures, which offset higher raw material costs.

Selling, general and administrative expenses were $7.6 million for the three months ended June 30, 2010 as compared to $7.4 million for the three months ended June 30, 2009, an increase of $160 thousand.  The increase reflects higher spending on displays, samples and associated merchandising associated with new product introductions and customer additions.

Selling, general and administrative expenses were $14.5 million for the six months ended June 30, 2010 compared to $15.7 million for the six months ended June 30, 2009, a decrease of $1.2 million. This reduction reflects the impact of cost reductions which were enacted late in the first quarter of 2009.

Loss from operations totaled $806 thousand for the three months ended June 30, 2010 compared to a loss of $1.3 million for the second quarter of 2009.  The higher sales and gross margins, realized in the first six months of 2010 were partially offset by higher operating expenses.  Loss from operations was $1.0 million for the six months ended June 30, 2010 compared to loss from operations of $5.5 million for the six months ended June 30, 2009, reflecting higher sales and gross margins, coupled with lower selling, general and administrative expenses.

There was a minimal provision for income taxes of $14 thousand for the three months ended June 30, 2010 compared to no provision for the three months ended June 30, 2009.  Congoleum has recorded a tax provision of $26 thousand for the six months ended June 30, 2010 compared to a provision of $15 thousand for the same period last year.

Liquidity and Capital Resources

ABI & Non-Debtor Subsidiaries

Cash, cash equivalents, and short-term investments (consisting of bank certificates of deposit with original maturity greater than three months), increased $308 thousand in the six months ended June 30, 2010 to $3.1 million.  During the six months ended June 30, 2010, $2.4 million of the Company’s borrowings during that period under the Company’s revolving credit facility were used to fund seasonal working capital increases and capital expenditures of $625 thousand. Working capital at June 30, 2010 was $29.4 million compared to $29.0 million at December 31, 2009.  The ratio of current assets to current liabilities at June 30, 2010 was 1.82 compared to 2.02 at December 31, 2009.  Net cash used by operating activities was $1.7 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $7.3 million for the six months ended June 30, 2009.  During 2009, the Company significantly reduced inventories at all divisions as a result of the decline in 2009 sales.

In February 2010, a minor fire at the Company’s Lowell, Massachusetts facility caused limited damage to a production line and certain inventory.  Costs incurred in connection with the fire totaled approximately $2.1 million and included the replacement of damaged inventory, repair of damaged equipment, and clean up and restoration of the production line.  The Company filed a claim with its insurance carrier and, in April and July 2010, received advances of $1.0 million and $720 thousand, respectively, for the claim.  The Company expects that substantially all of its costs arising from the fire will be reimbursed by its insurance carrier.

Capital expenditures in the first six months of 2010 were $625 thousand compared to $1.4 million for the first six months of 2009.  It is currently anticipated that capital spending for the full year 2010 will be approximately $2.0 million.

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wachovia”) pursuant to a loan and security agreement (the “Credit Agreement”).  The Credit Agreement was entered into on June 30, 2009, and initial borrowings under the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries.  At June 30, 2010, the Company had $6.4 million and $6.7 million outstanding under the Revolver and Term Loan, respectively, and $11.4 million of additional unused borrowing capacity available under the Revolver.

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

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates.  The Credit Agreement requires the Company and the other borrowers and the guarantors maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0.  The Credit Agreement also requires that the

Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement.

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

The Company currently anticipates it will be able to comply with its covenants under the Credit Agreement.  However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement to address failures to satisfy covenants under that prior credit agreement, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result.  There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

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

The Company has not declared a dividend since 2003.  The Credit Agreement generally prohibits the Company from paying cash dividends to its stockholders. Therefore, so long as the Credit Agreement remains outstanding, the Company would need to obtain the consent of the lenders under the Credit Agreement to pay dividends to its stockholders in the future.  In addition to this need for lender consent, any determination to pay future dividends would be made by the Company's Board of Directors based upon, among other considerations, the financial performance and capital requirements of the Company, as well as market conditions.

The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (including asbestos-related claims).  The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note H to the Unaudited Consolidating Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).  These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance.  The Company has recorded provisions in its financial statements for what it believes is the estimated probable loss associated with all known general and environmental contingencies.  While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts.  Although the effect of future government regulations could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation that would have a material adverse effect on its consolidated results of operations or financial position.  There can be no assurances that the costs of any future government regulations could be passed along by the Company to its customers.  Estimated insurance and third party recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental and product liability matters could result in significant expenses incurred by or judgments assessed against the Company.

Congoleum

Unrestricted cash and cash equivalents, including short-term investments at June 30, 2010, were $11.0 million, a decrease of $5.0 million from December 31, 2009.  Restricted cash of $35.7 million at June 30, 2010 consists of insurance settlement proceeds, substantially all of which were paid to the trust formed pursuant to Congoleum’s plan of reorganization when that plan became effective as of July 1, 2010.  Net working capital was a negative $8.1 million at June 30, 2010 and a negative $12.2 million at December 31, 2009.

The ratio of current assets to current liabilities was 0.9 to 1.0 at June 30, 2010 and December 31, 2009.  Net cash used in operations during the six months ended June 30, 2010 was $13.1 million, as compared to net cash used in operations of $1.9 million during the six months ended June 30, 2009.

Capital expenditures for the six months ended June 30, 2010 totaled $0.8 million.  Congoleum is currently planning capital expenditures of approximately $3.5 million in 2010 and between $3 million and $5 million in 2011, primarily for maintenance and improvement of plants and equipment, which it expects to fund with cash from operations and borrowings under its credit facilities.

Item 4.  Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note H “Commitments and Contingencies” and Note I “Congoleum Reorganization” of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in “Risk Factors – The Company has significant asbestos liability and funding exposure, and the Company's strategies for resolving this liability and exposure may not be successful” and “Risk Factors – The District Court’s order confirming Congoleum’s plan of reorganization is being challenged” included in Part II, Item 1A of this Quarterly Report on Form 10-Q, to the extent addressing matters reportable under this Part II, Item 1, are incorporated herein by reference.

Item 1A.  Risk Factors

The Company has significant asbestos liability and funding exposure, and the Company’s strategies for resolving this liability and exposure may not be successful.

The Company has significant liability and funding exposure for asbestos personal injury claims.  The Company’s strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis in the normal course of business.  To date, the Company’s insurers have funded substantially all of the Company’s liabilities and expenses related to its asbestos liability under the Company’s applicable insurance policies.  The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future pursuant to an umbrella/first-layer excess policies arrangement between the Company and the applicable insurance carriers.  It is possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos, that the policies providing coverage under the umbrella/first-layer excess policies arrangement will exhaust, or that the carriers responsible for such policies may at some future date be unwilling or unable to fund coverage under the policies or that arrangement.  If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies, ABI may have to fund such liabilities, which could have a material adverse effect on ABI’s business, results of operations or financial condition.

In the past, federal legislation has been proposed which would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust.  In light of the numerous uncertainties surrounding this and other possible asbestos legislation in the United States, ABI does not know what effects any such legislation, if adopted, may have upon its businesses, results of operations or financial conditions.

In addition, by operation of the Congoleum plan of reorganization, the joint venture agreement between ABI and Congoleum was effectively terminated.  As a result, ABI’s previous rights and claims to indemnification from Congoleum under that joint venture agreement have been terminated.  To the extent ABI incurs material amounts for which it would have been entitled to receive indemnification from Congoleum pursuant to that former joint venture agreement, ABI’s financial condition and results of operations may be materially adversely affected.

For further information regarding the Company's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Note H of the Notes to Unaudited Consolidating Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ABI continues to have business arrangements with Congoleum, ABI’s executives continue to provide services to Congoleum, which reduces their availability to the Company, and expiration or termination of the Company’s business arrangements with Congoleum could have a material adverse impact on ABI’s businesses, operations and financial condition.

Although ABI’s equity interests in Congoleum were cancelled effective as of July 1, 2010 by operation of Congoleum’s plan of reorganization, ABI continues to have business arrangements with Congoleum.  In particular, pursuant to Congoleum’s plan of reorganization, ABI and Congoleum entered into a management services and commercial agreement.  Pursuant to that agreement, ABI’s current Chief Executive Officer, Mr. Roger Marcus, serves as a director and the chief executive officer of Congoleum and American Biltrite’s current Chief Financial Officer, Mr. Howard Feist III, serves as the chief financial officer of Congoleum.  In addition, the Company’s President and Chief Operating Officer, Mr. Richard Marcus, currently serves as an Executive Vice President of Congoleum.  Pursuant to the management services and commercial agreement, substantially all of Mr. Roger Marcus’s time, approximately 25% of Mr. Richard Marcus’s and approximately 50% of Mr. Feist’s time, in each case, during normal working hours on a monthly basis, is required to be made available to Congoleum.  As a result, the availability of those executives to the Company is reduced, which could have a material adverse impact on the Company to the extent they are unable to provide services to the Company which the Company needs or which would further the Company’s businesses and operations.

The management services and commercial agreement also includes certain other commercial arrangements between ABI and its subsidiaries and Congoleum, which are substantially consistent with their traditional relationships, including purchase and sale of floor tile products and urethane, rights of American Biltrite to resell Congoleum vinyl, vinyl composition or other floor tile in Canada, the cross-licensing of urethane technology, and the provision of information technology services by Congoleum to American Biltrite.

The management services and commercial agreement expires on July 1, 2012, unless renewed.  That agreement provides that it may be terminated in whole or in part with respect to the provision of certain management services prior to the expiration of that two year term and there can be no assurances that an early termination will not occur, and the agreement may give rise to other possible sources of claims.  The expiration or termination of the Company’s business arrangements with Congoleum would have a material adverse impact on ABI’s business, operations and financial condition.

The Company relies on debt financing to fund its business, operations and working capital needs; it has had to amend its debt agreements in the past in order to avoid being in default under those agreements and may have to do so again in the future, and the Company’s ability to obtain additional financing may be limited.

The Company relies on borrowings under its revolving and letter of credit facilities to fund its working capital requirements and operations.  The credit agreement governing those credit facilities require the Company to satisfy certain financial and other covenants.  In the past, the Company has had to amend its debt agreements in order to avoid defaulting under those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  Most recently, the Company amended its current credit agreement in March 2010 to reduce the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the credit agreement, and further provide that meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the credit agreement was at least $6 million for 30 consecutive days.  Although the Company currently anticipates it will be able to comply with its covenants under its credit agreement, due to economic or other conditions or reasons, the Company may in the future fail to comply with its covenants.  If that were to occur, the Company would likely need to obtain a waiver of such covenant breach from the lenders or enter into an amendment to the credit agreement to address the covenant breach, or obtain replacement financing.  There can be no assurance that the Company would be successful in obtaining any such waiver, entering into any such amendment or obtaining such replacement financing.

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

If the lender under the Company’s credit facilities fails to fund a request by the Company to borrow money under that credit facility, the Company’s businesses, results of operations or financial condition may be materially adversely affected.

The District Court’s order confirming Congoleum’s plan of reorganization is being challenged.

A small group of asbestos plaintiffs, whose objections to the Congoleum plan of reorganization had been overruled by the United States District Court for the District of New Jersey, filed a notice of appeal of the District Court’s order confirming the Congoleum plan of reorganization with modifications to the United States Court of Appeals for the Third Circuit.  American Biltrite understands that Congoleum has moved to dismiss that appeal as equitably moot and on other grounds.  However, there can be no assurances as to how that appeal, Congoleum’s motion to dismiss that appeal, or any other similar or related appeal that may be made may be ultimately disposed or otherwise resolved.

The Company sells its products on credit and its customers may fail to pay, or they may extend the payment period, for products sold to them on credit.

The Company sells its products on credit.  Customers purchasing goods on credit from the Company may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit, which may result in an increased investment in accounts receivable by the Company.  In light of the recent difficult economic and industry conditions, the risk that the Company may realize an increased investment in accounts receivable may be greater.  To the extent the Company is unable to collect receivables owed to it in a timely fashion, increased demands may be placed on its working capital, which could have a material adverse effect on its businesses, results of operations or financial condition.

The Company may not be able to maintain its listing with the NYSE Amex LLC.

On May 28, 2009, the Company received written notice from the NYSE Amex LLC (the "NYSE Amex") indicating that the Company does not meet certain of the continued listing standards of the NYSE Amex.  Specifically, the notice stated that the Company is not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, with stockholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years.  The NYSE Amex subsequently extended the deadline for the Company to meet those standards to November 29, 2010.  The Company's listing on the NYSE Amex is being continued pursuant to this extension.  By operation of the Congoleum plan of reorganization, all shares of Congoleum's Class A and Class B common stock outstanding immediately prior to the plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by the Company.  Consequently, the results of reorganized Congoleum will not be included in the consolidated results of the Company subsequent to June 30, 2010.  Furthermore, the deconsolidation of Congoleum will result in the elimination of the accumulated deficit attributable to Congoleum, which amounted to $53.6 million as of June 30, 2010, from American Biltrite’s consolidated stockholders’ equity.  As a result, the Company expects to regain compliance with those NYSE Amex continued listing standards by the November 29, 2010 deadline.  However, there can be no assurance that the Company will regain compliance with those listing standards by that time or otherwise or that it will be able to maintain its listing with the NYSE Amex.  If the Company's common stock is delisted, the market for the Company's common stock may be significantly adversely affected, including as a result of possible less liquidity which generally occurs for securities traded in the over-the-counter market as compared with securities traded on a national securities exchange, difficulty reselling shares at prices quoted in the market or at all, broader market fluctuations, and depressed share price.  In addition, a delisting may make it difficult for the Company to issue additional securities for financing or other purposes, or to otherwise arrange for any financing the Company may need in the future.

The Company may incur substantial liability or be required to expend significant amounts for environmental claims and compliance matters, including possible climate change related matters.

Due to the nature of the Company’s businesses and certain of the substances which are or have been used, produced or discharged with respect to those businesses, the Company’s operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and off-site disposal locations.  The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites.  The Company will continue to be required to expend amounts in the future because of the nature of its prior activities at its facilities, in order to comply with existing environmental laws, and those amounts may be substantial.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts.  Further, legislation and regulations that limit carbon emissions may cause the Company’s energy costs at its facilities to increase.  Although the Company believes that those amounts should not have a material adverse effect on its results of operations or financial positions, there is no certainty that these amounts will not have such an effect because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.  For instance, such an effect could occur in connection with those matters disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such matters may be updated by this Quarterly Report on Form 10-Q, including as set forth in Note H to the Notes to Unaudited Consolidating Condensed Financial Statements set forth in Part I, Item 1 and as set forth in Part II, Item 1

Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail their operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company may incur substantial liability for other product and general liability claims.

In the ordinary course of their businesses, the Company becomes involved in lawsuits, administrative proceedings, product liability claims and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years.  These matters could have a material adverse effect on the Company’s business, results of operations or financial condition if the Company is unable to successfully defend against or settle these matters, its insurance coverage is insufficient to satisfy judgments against it or settlements relating to these matters, or the Company is unable to collect insurance proceeds relating to these matters.

The Company is dependent upon a continuous supply of raw materials from third party suppliers and would be harmed if there were a significant, prolonged disruption in supply or increase in its raw material costs or other costs of sales, such as energy costs.

The Company generally designs and engineers its own products.  Most of the raw materials required by the Company for its manufacturing operations are available from multiple sources; however, the Company does purchase some of its raw materials from a single source or supplier.  Any significant delay in or disruption of the supply of raw materials could substantially increase the Company’s cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the Company’s business, results of operations or financial condition.  The Company has occasionally experienced significant price increases for some of its raw materials.  Although the Company has been able to obtain sufficient supplies of raw materials, there can be no assurances that it may not experience difficulty in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.  In addition, raw material and energy costs have been volatile, including over the past few years during which historic highs for these costs have been experienced, particularly during the first half of 2008, which has negatively impacted the Company’s businesses and operating results.  Although raw material and energy costs have recently declined from those historic high levels, they have generally increased recently and remain volatile.  In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to its customers.

The Company operates in highly competitive markets and some of its competitors have greater resources, and in order to be successful, the Company must keep pace with and anticipate changing customer preferences.

The market for the Company’s products and services is highly competitive.  Some of its competitors have greater financial and other resources and access to capital. In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its businesses, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products and in the loss of market share for its products. Moreover, due to the competitive nature of its industries, it may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the incurrence of significant operating losses if its expenses were to increase or otherwise represent an increased percentage of sales.

The markets in which the Company competes are characterized by frequent new product introductions and changing customer preferences. There can be no assurance that the Company’s existing products and services will be properly positioned in the market or that the Company will be able to introduce new or enhanced products or services into its markets on a timely basis, or at all, or that those new or enhanced products or services will receive customer acceptance. The Company’s failure to introduce new or enhanced products or services on a timely basis, keep pace with industry or market changes or effectively manage the transitions to new products, technologies or services could have a material adverse effect on the Company’s businesses, results of operations or financial condition.

The Company is subject to general economic conditions and conditions specific to its industries.

Economic conditions in the United States have been challenging, including in the industries in which the Company conducts business.  Although the United States economy and the Company’s businesses have experienced a recent upturn in activity, the current level of activity remains well below 2007 levels, prior to when the recent United States and global recession is understood to have begun.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division’s products.  In addition, the decline in consumer and retailer spending has resulted in reduced demand for K&M’s products.  Forecasts generally call for a continued gradual recovery, with some risk of a “double-dip” recession, in the United States, including in the industries in which the Company conducts business.

The Company expects the current and forecasted economic conditions to continue to negatively impact or restrain the Company’s businesses and operations and that the extent of that impact will depend on the speed, extent and sustainability of the United States and global economic recovery.

In addition, raw material and energy costs have been volatile, including over the past few years during which historic highs for these costs have been experienced, particularly during the first half of 2008, which has negatively impacted the Company’s businesses and operating results.  Although raw material and energy costs have recently declined from those historic high levels, they have generally increased recently and remain volatile.  In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to its customers.

The Company could realize shipment delays, depletion of inventory and increased production costs resulting from unexpected disruptions of operations at any of the Company’s facilities.

The Company’s businesses depend upon the timely manufacturing of and delivering of products that meet the needs of its customers and the end users of its products.  If the Company were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its businesses while the disruption remains.  Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company offers limited warranties on its products which could result in the Company incurring significant costs as a result of warranty claims.

The Company offers a limited warranty on many of its products against manufacturing defects.  If the Company were to incur a significant number of warranty claims, the resulting warranty costs could be substantial.

The Company relies on a small number of customers, distributors and sales representatives for a significant portion of its sales and to sell its products.

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

The failure of the Company’s distributors or sales representatives to adequately perform with respect to the sale of the Company’s products and furtherance of the Company’s businesses could have a material adverse effect on the Company’s businesses, results of operations or financial condition.

The Company depends on key executives to run its businesses, and the loss of any of these executives would likely harm the Company’s businesses.

The Company depends on key executives to run its businesses.  In particular, three of the persons that serve as key executives at the Company also serve as key executives at Congoleum pursuant to the management services and commercial agreement the Company and Congoleum entered into pursuant to Congoleum’s plan of reorganization effective as of July 1, 2010.  The Company’s future success will depend largely upon the continued service of these key executives, all of whom have no employment contract with the Company and may terminate their employment at any time without notice.  Although certain key executives of the Company are large stockholders of the Company, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to perform in his current position, could have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 4.  Other Information

Election of Director

On August 10, 2010, the Company's Board of Directors elected Mark S. Newman as a Class I director.  Mr. Newman's election filled the then existing vacancy on the Company's Board of Directors, and his term expires at the Company's 2012 Annual Meeting of Stockholders.

On August 10, 2010, Mr. Newman received a grant of an option exercisable for 1,000 shares of the Company's common stock pursuant to the terms of the Company's Amended and Restated 1999 Stock Option Plan for Non-Employee Directors and entered into a related stock option agreement substantially consistent with the form of stock option agreement for that plan previously filed by the Company with the Securities and Exchange Commission and available at the Securities and Exchange Commission's website at www.sec.gov.  The shares underlying that option vest and become fully exercisable as of February 10, 2011, at an exercise price of $3.55 per share.

Earnings Press Release

On August 11, 2010, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2010.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant hereto and is attached as Exhibit 99.2.

Item 6.  Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

10.1 IV	Management Services and Commercial Agreement dated as of July 1, 2010 by and between American Biltrite Inc. and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 III	Fourth Amended Joint Plan of Reorganization of Congoleum Corporation et al., dated March 11, 2010, as modified, as confirmed by the United States District Court for the District of New Jersey

99.2	Press release dated August 11, 2010
___________________________

I
Incorporated by reference to the Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

II
Incorporated by reference to the Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007

III	Incorporated by reference to the Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010

IV	Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: August 13, 2010	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

10.1 IV	Management Services and Commercial Agreement dated as of July 1, 2010 by and between American Biltrite Inc. and Congoleum Corporation

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 III	Fourth Amended Joint Plan of Reorganization of Congoleum Corporation et al., dated March 11, 2010, as modified, as confirmed by the United States District Court for the District of New Jersey

99.2	Press release dated August 11, 2010
___________________________

I
Incorporated by reference to the Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

II
Incorporated by reference to the Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007

III	Incorporated by reference to the Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010

IV	Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2010