Form 10-Q
period 2010-09-30
AMERICAN BILTRITE INC
filed 2010-11-15
CIK 4611

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2010	Commission File Number 1-4773

AMERICAN BILTRITE INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 River Street
Wellesley Hills, Massachusetts  02481-2097
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010

Common Stock	3,441,357 shares

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

Factors that could cause actual results to differ from expectations include:  (i) American Biltrite Inc.’s ability to comply with the covenants imposed on it under its credit agreement, the availability of borrowings under its credit facilities and its ability to generate sufficient operating cash flows to fund its businesses and operations; (ii) the future cost and timing of payments associated with and availability of insurance coverage for environmental liabilities and product and general liability claims, including asbestos related liabilities; (iii) increases in raw material prices and availability of raw materials; (iv) increased competitive activity from competitors, some of which have greater resources and broader distribution channels; (v) unfavorable developments in various markets for American Biltrite Inc.’s or its subsidiaries’ products or in the national or global economy in general; (vi) shipment delays, depletion of inventory and increased production costs resulting from unforeseen disruptions of operations at any of American Biltrite Inc.’s or its subsidiaries’ facilities or distributors; (vii) the incurrence of product warranty costs; (viii) changes in customers for American Biltrite Inc.’s or its subsidiaries’ products or the failure of customers to timely pay for product purchased; (ix) any discontinuation of American Biltrite Inc.’s business arrangements with Congoleum; (x) the failure of distributors or sales representatives to adequately perform; and (xi) the loss of any key executives.

Other factors that could cause or contribute to American Biltrite Inc.’s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.’s other filings with the Securities and Exchange Commission.

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Condensed Balance Sheets – Assets as of September 30, 2010 (Unaudited) and December 31, 2009	1

		Consolidated Condensed Balance Sheets – Liabilities and Stockholders’ Equity (Deficit) as of September 30, 2010 (Unaudited) and December 31, 2009	2

		Consolidated Condensed Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2010 and 2009	3

		Consolidated Condensed Statements of Cash Flows (Unaudited) For the Nine Months ended September 30, 2010 and 2009	4

		Notes to Unaudited Consolidated Condensed Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	29

	Item 5.	Other Information	37

	Item 6.	Exhibits	38

	Signature		39

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS – ASSETS
(In thousands of dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$313	$402
Short-term investments	2,400	2,400
Accounts receivable, net	26,646	19,081
Inventories	40,450	32,970
Taxes receivable	–	287
Prepaid expense & other current assets	3,129	2,133
Current assets of discontinued operation	–	92,095
Total current assets	72,938	149,368

Property, plant & equipment, net	29,494	31,291

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646
Other assets	7,335	7,736
	24,981	25,382
Non-current assets of discontinued operation	–	71,581

Total assets	$127,413	$277,622

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS –
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands of dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$13,906	$6,827
Accrued expenses	18,367	16,047
Notes payable	6,684	4,051
Current portion of long-term debt	1,481	1,448
Current liabilities of discontinued operation	–	104,182
Total current liabilities	40,438	132,555

Long-term debt, less current portion	6,080	7,134
Asbestos-related liabilities	17,700	17,700
Other liabilities	14,332	14,656
Non-current liabilities of discontinued operation	–	149,562
Total liabilities	78,550	321,607

Stockholders’ equity (deficit)
Common stock	46	46
Additional paid-in capital	20,099	19,950
Less cost of shares in treasury	(15,133)	(15,132)
Retained earnings (deficit)	44,539	(10,400)
Accumulated other comprehensive loss	(1,631)	(39,088)
Total stockholders’ equity (deficit) of controlling interests	47,920	(44,624)
Noncontrolling interests	943	639
Total stockholders’ equity (deficit)	48,863	(43,985)

Total liabilities and stockholders’ equity (deficit)	$127,413	$277,622

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
(In thousands of dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$53,758	$46,524	$150,549	$128,451
Cost of products sold	39,722	33,663	110,559	96,422
Selling, general & administrative expenses	12,241	12,394	36,964	36,316
Income (loss) from operations	1,795	467	3,026	(4,287)

Other income (expense)
Interest income	2	3	6	13
Interest expense	(221)	(292)	(687)	(745)
Other (expense) income	1,189	621	645	850
	970	332	(36)	118
Income (loss) before income taxes and other items	2,765	799	2,990	(4,169)
Provision for income taxes	715	289	930	242
Net income (loss)	2,050	510	2,060	(4,411)
Noncontrolling interests	(7)	(124)	(59)	(77)
Net income (loss) from continuing operations of controlling interests	2,043	386	2,001	(4,488)
Net income (loss) of discontinued operation, net of noncontrolling interests (including gain on deconsolidation of $53,565 in the three months ended September 30, 2010)	53,565	(1,062)	52,938	(3,842)
Net income (loss) attributable to controlling interests	$55,608	$(676)	$54,939	$(8,330)

Earnings (loss) per share attributable to controlling interests
Basic
Continuing operations	$0.59	$0.11	$0.58	$(1.30)
Discontinued operation	15.57	(0.31)	15.38	(1.12)
	$16.16	$(0.20)	$15.96	$(2.42)
Diluted
Continuing operations	$0.59	$0.11	$0.58	$(1.30)
Discontinued operation	15.54	(0.31)	15.37	(1.12)
	$16.13	$(0.20)	$15.95	$(2.42)
Weighted average shares outstanding
Basic	3,441,369	3,441,551	3,441,455	3,441,551
Diluted	3,446,871	3,441,551	3,445,151	3,441,551

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income (loss)	$54,998	$(8,253)
Net (income) loss of discontinued operation, net of noncontrolling interests (including gain on deconsolidation of $53,565 in the three months ended September 30, 2010)	(52,938)	3,842
Net income (loss) from continuing operations	2,060	(4,411)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,375	3,211
Stock compensation expense	149	150
Change in operating assets and liabilities:
Accounts and notes receivable	(7,615)	(1,573)
Inventories	(9,317)	10,042
Prepaid expenses and other assets	(369)	85
Accounts payable and accrued expenses	9,303	1,716
Insurance proceeds for property loss claim	1,720	–
Other	(163)	(253)
Net cash (used) provided by operating activities
Continuing operations	(857)	8,967
Discontinued operation	–	3,561
Net cash (used) provided by operating activities	(857)	12,528
Investing activities
Investments in property, plant and equipment	(938)	(1,500)
Purchase of short-term investments	(4,800)	(3,400)
Proceeds from sale of short-term investments	4,800	1,000
Net cash used by investing activities
Continuing operations	(938)	(3,900)
Discontinued operation	–	(1,927)
Net cash used by investing activities	(938)	(5,827)
Financing activities
Net short-term borrowings (repayments)	2,649	(6,124)
Payments on long-term debt	(1,021)	(5,898)
Purchase of treasury stock	(1)	–
Proceeds from borrowings on long-term debt	–	8,000
Refinancing costs	–	(2,110)
Funding of letters of credit	–	(714)
Net cash provided (used) by financing activities
Continuing operations	1,627	(6,846)
Discontinued operation	–	(2,642)
Net cash provided (used) by financing activities	1,627	(9,488)
Effect of foreign exchange rate changes on cash	79	(468)
Net decrease in cash	(89)	(3,255)
Cash and cash equivalents at beginning of period	402	18,072
Cash and cash equivalents at end of period	313	14,817
Less cash and cash equivalents of discontinued operation at end of period	–	(14,069)

Cash and cash equivalents of continuing operations at end of period	$313	$748

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (referred to herein as “ABI”, “American Biltrite” or the “Company”) as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

The Company’s former subsidiary Congoleum Corporation (“Congoleum”) filed a voluntary petition on December 31, 2003, with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago, and on August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings.  Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010.  Upon effectiveness of Congoleum’s plan of reorganization, ABI’s ownership interests in Congoleum were cancelled.  Consequently, the results of reorganized Congoleum are not included in the consolidated results of the Company subsequent to June 30, 2010.  In the accompanying unaudited consolidated condensed financial statements, the historical results of Congoleum have been reported as a discontinued operation (see Note M).

Note B – Inventories

Inventories at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Finished goods	$24,903	$20,596
Work-in-process	8,973	7,574
Raw materials and supplies	6,574	4,800

	$40,450	$32,970

In February 2010, a fire at the Company’s Lowell, Massachusetts facility caused limited damage to a production line and certain inventory.  Costs incurred in connection with the fire totaled approximately $2.1 million and included the replacement of damaged inventory, repair of damaged equipment, and clean up and restoration of the production line.  The Company filed a claim with its insurance carrier and, in April and July 2010, received advances of $1.0 million and $720 thousand, respectively, for the claim.  The Company expects that substantially all of its costs arising from the fire will be reimbursed by its insurance carrier.

Note C – Accrued Expenses

Accrued expenses at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Accrued advertising and sales promotions	$4,823	$5,137
Employee compensation and related benefits	5,479	4,326
Environmental matters	1,338	1,118
Royalties	1,051	1,079
Income taxes	657	72
Professional fees	997	850
Other	4,022	3,465

	$18,367	$16,047

Note D – Financing Arrangements

American Biltrite Inc.’s primary sources of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wells Fargo”) pursuant to a loan and security agreement (the “Credit Agreement”).  (At the end of 2008, Wells Fargo Bank completed its acquisition of Wachovia Bank.)  The Credit Agreement was entered into on June 30, 2009, and initial borrowings under the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12.0 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3.0 million Canadian letter of credit facility sublimit) subject to availability under the Revolver.  The Revolver expires on June 30, 2012, and all indebtedness under the Credit Agreement other than the Term Loan, matures on that date.  The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company’s obligations under the Credit Agreement are secured by a lien on the assets of the Company and its subsidiaries.  At September 30, 2010, the Company had $6.7 million and $6.3 million outstanding under the Revolver and Term Loan, respectively, and $14.1 million of additional unused borrowing capacity available under the Revolver.

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

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates.  The Credit Agreement requires the Company to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0.  The Credit Agreement also requires that the Company to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement.

Note D – Financing Arrangements (continued)

In March 2010, the Company and Wells Fargo entered into an amendment to the Credit Agreement. The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement, and further provided that meeting such minimums would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days.  The Company paid a fee of $30 thousand to Wells Fargo in connection with this amendment.

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

Note E – Other Liabilities

Other Liabilities at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Pension benefits	$5,755	$5,871
Environmental remediation and product related liabilities	5,570	5,570
Income taxes payable	373	352
Deferred income taxes	312	312
Other	2,322	2,551

	$14,332	$14,656

Note F – Pension Plans

The Company sponsors several noncontributory defined benefit pension plans covering most of its employees.  Benefits under the plans are based on years of service and employee compensation.  Amounts funded annually by the Company are actuarially determined using the projected unit credit and unit credit methods and are equal to or exceed the minimum required by government regulations.

The table below summarizes the components of the net periodic benefit cost for the Company's pension plans during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost	$213	$192	$639	$576
Interest cost	472	442	1,416	1,326
Expected return on plan assets	(431)	(341)	(1,293)	(1,023)
Recognized net actuarial (gain) loss	(3)	56	(9)	168
Amortization of prior service cost	23	28	69	84

Net periodic benefit cost	$274	$377	$822	$1,131

The weighted average assumptions used to determine net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009

Discount rate	6.00% - 6.25%	5.75% - 7.50%
Expected long-term return on plan assets	7.00%	7.00%
Rate of compensation increase	3.00% - 3.50%	3.00% - 4.00%

Note G – Commitments and Contingencies

The Company is subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s owned and previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, the financial viability of other potentially responsible parties, and the extent to which costs may be recoverable from insurance or other third party sources.  Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that it will be paid for the most part over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions.  Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation that would have a material adverse effect on its results of operations or financial position.  There can be no assurances that the costs of any future government regulations could be passed along by the Company to its customers.  Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

The Company records a liability for environmental remediation claims when the Company determines that it is probable that the Company will incur costs relating to a clean-up program or will have to make claim payments, and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted as appropriate to reflect such revisions and progress.

Note G – Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,237 pending claims involving approximately 1,783 individuals as of September 30, 2010.  These claims relate to products of ABI’s former Tile division, which ABI sold to Congoleum in 1993.  The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products.  Activity related to asbestos claims during the nine months ended September 30, 2010 and year ended December 31, 2009 was as follows:

	Nine months ended September 30, 2010	Year Ended December 31, 2009

Beginning claims	1,193	1,269
New claims	221	240
Settlements	(20)	(25)
Dismissals	(157)	(291)

Ending claims	1,237	1,193

ABI has multiple excess layers of insurance coverage for asbestos claims.  The total indemnity costs incurred to settle claims during the nine months ended September 30, 2010 and the year ended December 31, 2009 were $2.0 million and $5.7 million, respectively, all of which were paid by ABI's first-layer excess umbrella insurance carriers, as were the related defense costs.

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

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process.  Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable.  The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable.  The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims, based upon a strategy to vigorously defend against and strategically settle those claims on a case-by-case basis in the normal course of business.  Factors such as recent and historical settlement and trial results, the court dismissal rate

Note G – Commitments and Contingencies (continued)

of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates.  Changes in factors could have a material impact on the Company’s liability.  For instance, the estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by one year from the 2005 to 2009 calibration period instead of the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this would reduce the low end of the estimated liability range discussed below by about 20% (assuming all other variables remain constant).

The Company utilizes an actuarial study periodically to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims.  Projecting future asbestos claim costs requires estimating numerous variables that are difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs.  Due to the numerous variables and uncertainties, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a six year horizon.  The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed through 2015 was $17.7 million to $62.0 million as of December 31, 2009.  The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million in its financial statements which the Company believes represents a probable and reasonably estimable amount for the future liability at the present time.  The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at September 30, 2010 and December 31, 2009, which has been included in other assets.  The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors.  These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.  These amounts were based on currently known facts by ABI and a number of assumptions.  However, the uncertainties referred to above, including the difficulty projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

Note G – Commitments and Contingencies (continued)

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company disclosed various legal proceedings.  Material developments relating to those matters during the nine month period ended on September 30, 2010 include those mentioned in the immediately following paragraph.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, the Company has been named as a Potentially Responsible Party (“PRP”) within the meaning of that term under the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended, with respect to seven sites located in six separate states.  One of those sites relates to the Ward Transformer Superfund Site in Raleigh, North Carolina (the “Ward Site”).  With respect to the Ward Site, four companies have entered into a settlement agreement with the United States Environmental Protection Agency (“EPA”) agreeing to fund and perform remediation with respect to the site (the “Ward Performing Parties”).  The Ward Performing Parties previously notified the Company that it is a PRP of a claim at the Ward Site.  The Company was also advised by the Ward Performing Parties that certain legal issues raised in a lawsuit commenced by a small group of current PRPs against the EPA trying to apply the Burlington N. & S.F.R. Co v. United States, No. 07-1601 (May 4, 2009) decision to this Site were rejected by the Court that heard those arguments.  The Ward Performing Parties have further advised ABI that they expect that the EPA will eventually issue a Unilateral Administrative Order to a small group of current PRPs with respect to the Ward Site (the “Selected PRPs”) and if that occurs, they further expect that the Selected PRPs would assert claims against all of the other parties that they believe are PRPs with respect to the Ward Site.  If a claim is asserted by the Selected PRPs, the Company expects it would receive a settlement offer for its share of the clean-up costs.  If a settlement offer is made and not agreed to by the Company, the Company expects that the Selected PRPs would commence litigation against the Company seeking indemnification from the Company for the share of those costs that the Selected PRPs may assert are allocable to the Company.

Note G – Commitments and Contingencies (continued)

As of September 30, 2010 and December 31, 2009, ABI recorded a reserve of $6.7 million and $6.5 million, respectively, which the Company believes represents the probable and reasonably estimable amounts to cover the anticipated remediation costs described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and above based on facts and circumstances known to the Company.  The Company has also recorded a receivable of $2.5 million as of September 30, 2010 and December 31, 2009, for what the Company believes is its estimable and probable recoveries for the contingencies described above.  These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change.  As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods, resulting in potentially material adjustments to the Company’s earnings and estimated funding obligations with respect to these matters in future periods.  The Company monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

There have been no other material developments relating to the environmental sites or the other environmental or other legal matters relating to ABI that were disclosed in ABI's Annual Report on Form 10-K for the year ended December 31, 2009, during the nine month period ended September 30, 2010.

In addition to the matters referenced above, in the ordinary course of its business, the Company becomes involved in lawsuits and administrative proceedings in connection with product liability claims (in addition to asbestos related claims) and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

Note H – Income Taxes

The effective tax rate for the three and nine months ended September 30, 2010 was 26% and 31%, respectively.  During the third quarter of 2010, the Company recorded a $443 thousand provision-to-return adjustment for 2009 based on a change in estimate that occurred during 2010. The change in estimate was recorded as a benefit in the third quarter provision. During 2009, the Company recorded a tax provision of $289 thousand and $242 thousand for the third quarter and first nine months, respectively.  The tax provisions were primarily for minimum state income taxes and state income taxes payable on income earned by the jewelry division.  Federal and other state income tax benefits on operating losses outside of the jewelry division were not recognized due to the uncertainty of the Company’s ability to utilize the related loss carry forwards.

In July 2010, the Company filed its federal tax return for 2009 and received a refund of $545 thousand in September.  During the nine months ended September 30, 2010, the Company paid $685 thousand for 2010 estimated federal, state and foreign income taxes.

Note I – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the year ended December 31, 2009 and the nine months ended September 30, 2010 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non- Controlling Interests	Total Equity

December 31, 2008	$(46,784)	$835	$(45,949)
Net loss for the year ended December 31, 2009	(12,208)	(6,737)	(18,945)
Foreign currency translation adjustments	2,699	–	2,699
Defined benefit plans adjustment	11,463	6,487	17,950
Stock compensation expense	201	–	201
Effect of Congoleum stock compensation	5	4	9
Taxes payable adjustment for noncontrolling interests	–	50	50

December 31, 2009	(44,624)	639	(43,985)
Net income for the nine months ended September 30, 2010
Continuing operations	2,001	59	2,060
Discontinued operation	52,938	–	52,938
Foreign currency translation adjustments	330	–	330
Stock compensation expense	149	–	149
Purchase of treasury stock	(1)	–	(1)
Taxes payable adjustment for noncontrolling interests	–	25	25
K&M distribution	–	(98)	(98)
Purchase of partnership interest	–	(11)	(11)
Deconsolidation of Congoleum	37,127	329	37,456

September 30, 2010	$47,920	$943	$48,863

Prior to July 1, 2010, American Biltrite owned 55% of Congoleum’s outstanding shares of Class A and Class B common stock.  The noncontrolling interests recorded in American Biltrite’s consolidated financial statements included the 45% of outstanding shares of Congoleum Class A and Class B common stock not owned by American Biltrite.  Prior to January 1, 2009, American Biltrite reported in its consolidated results 100% of Congoleum’s losses from the period Congoleum incurred a deficit in earnings during 2002 through December 31, 2008, in accordance with accounting rules in effect through December 31, 2008.  Effective January 1, 2009, the Company adopted the FASB’s new accounting standard for the accounting of noncontrolling interests.  Under the new standard, 45% of Congoleum’s income or loss was attributed to the noncontrolling interests even if the attribution of a loss results in a negative balance for noncontrolling interest.

Note I – Stockholders’ (Deficit) Equity (continued)

Upon effectiveness of Congoleum’s plan of reorganization as of July 1, 2010, ABI’s ownership interests in Congoleum were cancelled by operation of the plan.  Consequently, the results of reorganized Congoleum are not included in the consolidated results of the Company subsequent to June 30, 2010.  Congoleum’s historical results through June 30, 2010 included losses (including other comprehensive losses) of $90.7 million in excess of the value of ABI’s investment in Congoleum.  The deconsolidation of Congoleum in July 2010 resulted in the elimination from American Biltrite’s consolidated stockholders’ equity of the accumulated deficit attributed to Congoleum, $37.1 million of which was recorded against accumulated other comprehensive income for prior period pension adjustments and $53.6 million was recorded as a gain from deconsolidation in net income of discontinued operation.  Net income of the discontinued operation for the nine months ended September 30, 2010 is comprised of (in thousands):

Gain on deconsolidation	$53,565
Net loss of Congoleum for the six months ended June 30, 2010	(1,140)
Noncontrolling interest of Congoleum’s net loss	513

Net income of discontinued operation, net of noncontrolling interest	$52,938

The Company did not recognize any taxes in connection with the loss of its ownership interest in Congoleum.  Such a loss is a capital loss, which can only be realized against capital gains.  A benefit for the capital loss can be carried forward for five years; however, the Company does not expect it will have any capital gains before the tax benefit from this loss expires.  Consequently, a full valuation allowance has been recorded against the deferred tax asset.

In March 2010, in accordance with its partnership agreement, the Company’s majority-owned (94.5%) subsidiary K&M Associates L.P. (“K&M”) made a $1.8 million distribution to its partners. The amount of the distribution made to the minority partner of K&M was $98 thousand (5.5%), which reduced noncontrolling interests.  On August 23, 2010, the Company acquired the 5.5% minority interest in K&M in a non-cash transaction.  The Company recognized $44 thousand of income attributable to non-controlling interests in K&M, net of tax, for the eight months ended August 28, 2010.

Note J – Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net income (loss)
Continuing operations	$2,043	$386	$2,001	$(4,488)
Discontinued operation	53,565	(1,062)	52,938	(3,842)
Foreign currency translation adjustments	748	1,284	330	2,190

Total comprehensive income (loss)	$56,356	$608	$55,269	$(6,140)

Note K – Income (Loss) Per Share

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

Note L – Industry Segments

Description of Products and Services

The Company has three segments for financial reporting purposes: the tape division, jewelry and a Canadian division.  The tape division segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore.  The jewelry segment consists of the Company's subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores.  The Company's Canadian division produces flooring, rubber and other industrial products.

Note L – Industry Segments (continued)

Prior to July 1, 2010, the Company had a flooring segment, which consisted of Congoleum, a manufacturer of resilient floor coverings.  On July 1, 2010, Congoleum’s plan of reorganization became effective and, consequently, ABI’s ownership interest in Congoleum was cancelled by operation of that plan (see Notes A and M).  In the accompanying unaudited consolidated condensed financial statements, the historical results of Congoleum have been reported as a discontinued operation.  Net sales and segment profit provided below relate to the segments of the continuing operations.  Intersegment net sales reported below were sales made by the tape and Canadian divisions to Congoleum for periods through June 30, 2010.  Subsequent to June 30, 2010, the Tape and Canadian divisions continued to sell products to reorganized Congoleum.  Net sales made by ABI to reorganized Congoleum for the three months ended September 30, 2010 totaled $1.3 million and have been included in net sales to external customers.  Assets of discontinued operation consisted of the assets of Congoleum as of December 31, 2009.

Net sales by segment for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net sales to external customers:
Tape division	$25,765	$20,094	$73,295	$55,827
Jewelry	13,486	14,619	36,438	37,618
Canadian division	14,507	11,811	40,816	35,006
Total net sales to external customers	53,758	46,524	150,549	128,451
Intersegment net sales:
Tape division	–	–	1,248	–
Jewelry	–	–	–	–
Canadian division	–	784	1,520	2,048
Total intersegment net sales	–	784	2,768	2,048
Intersegment net sales	–	(784)	(2,768)	(2,048)

Total consolidated net sales	$53,758	$46,524	$150,549	$128,451

Note L – Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit and noncontrolling interests.  Profit (loss) by segment for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Segment profit (loss)
Tape products	$535	$(590)	$(757)	$(4,276)
Jewelry	1,754	1,271	2,357	538
Canadian division	586	407	1,230	358
Total segment profit	2,875	1,088	2,830	(3,380)
Reconciling items
Corporate expenses	(111)	(299)	230	(828)
Intercompany profit	1	10	(70)	39
Total consolidated (loss) income before income taxes and other items	$2,765	$799	$2,990	$(4,169)

Assets by segment as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Segment assets
Tape products	$45,989	$42,279
Jewelry	22,015	16,316
Canadian division	32,742	28,656
Total segment assets	100,746	87,251
Reconciling items
Corporate items	30,999	29,611
Intersegment accounts receivable	(4,332)	(2,765)
Intersegment profit in inventory	–	(42)
Intersegment other asset	–	(109)
Assets of continuing operations	127,413	113,946
Assets of discontinued operation	–	163,676

Consolidated assets	$127,413	$277,622

Note M – Discontinued Operation

On December 31, 2003, Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago, and on August 17, 2009, the District Court withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Code and assumed authority over the proceedings.  Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010.  By operation of the plan, all shares of Congoleum’s Class A and Class B common stock outstanding immediately prior to the plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by ABI.  As a result, effective as of that time, ABI ceased to own any equity interest in reorganized Congoleum and Congoleum is no longer a subsidiary of ABI.  The former holders of the cancelled shares of Congoleum common stock, including ABI, did not receive any compensation on account of their cancelled shares.

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

Economic conditions in the United States have been challenging, including in the industries in which the Company conducts business.  Although the United States economy and the Company’s business have experienced a recent upturn in activity, the current level of activity remains well below 2007 levels, prior to when the recent United States and global recession is understood to have begun.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape division’s products.  In addition, the decline in consumer and retailer spending has resulted in reduced demand for K&M Associates L.P.’s (“K&M”) products.  Forecasts generally call for a continued gradual economic recovery, with modest or moderating growth and with some risk of a “double-dip” recession, in the United States, including in the industries in which the Company conducts business.  The Company expects the current and forecasted economic conditions to continue to negatively impact or restrain the Company’s businesses and operations and that the extent of that impact or restraint will depend on the speed, extent and sustainability of the United States and global economic recovery.

In addition, raw material and energy costs have increased sharply in the past, particularly during the first half of 2008, continue to be volatile and remain at higher historic levels, which has negatively impacted the Company’s businesses and operating results.  Although raw material and energy costs declined in late 2008 and most of 2009, they have since reverted to generally increasing price levels, which has resulted in significant increased raw material costs incurred by the Company in 2010.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to its customers.

Although the Company has recently implemented reductions in its expenses, there can be no assurance that it will be able to sustain those expense reductions.

American Biltrite’s consolidated financial statements included its majority-owned subsidiary, Congoleum through June 30, 2010.  Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010.  Upon effectiveness of Congoleum’s plan of reorganization, ABI’s ownership interests in Congoleum were cancelled.  Consequently, the results of reorganized Congoleum are not included in the consolidated results of the Company subsequent to June 30, 2010.  In periods subsequent to June 30, 2010, the historical results of Congoleum are reported as a discontinued operation.

The Congoleum plan of reorganization governs an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum, pursuant to which American Biltrite and reorganized Congoleum entered into a management services and commercial agreement effective as of July 1, 2010, which agreement has a term of two years.  The management services and commercial agreement includes the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships.  For further description of the management services and commercial agreement, see American Biltrite’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 8, 2010.  In addition, a copy of that agreement is filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s website at http://www.sec.gov.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the Company’s financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
	(In thousands)

Net sales	$53,758		$46,524		$150,549		$128,451
Cost of sales	39,722		33,663		110,559		96,422
Gross profit	14,036	26.1%	12,861	27.6%	39,990	26.6%	32,029	24.9%
Selling, general & administrative expenses	12,241	22.8%	12,394	26.6%	36,964	24.6%	36,316	28.3%
Operating income (loss)	1,795		467		3,026		(4,287)

Interest expense, net	(219)		(289)		(681)		(732)
Other income, net	1,189		621		645		850
Income (loss) before taxes and other items	2,765		799		2,990		(4,169)
Provision for income taxes	715		289		930		242
Noncontrolling interests	(7)		(124)		(59)		(77)
Net income (loss) of continuing operations	$2,043		$386		$2,001		$(4,488)

Net sales in the third quarter of 2010 were $53.8 million compared to $46.5 million in the third quarter of 2009, an increase of $7.3 million or 15.5%.  Tape division sales in the third quarter of 2010 were up $5.7 million or 28.2% from the third quarter of 2009, accounting for the majority of the increase and reflecting higher sales into both domestic and overseas markets.  Canadian division sales were up $1.9 million or 15.2% versus year earlier levels on higher sales of industrial rubber goods and the translation effect of a stronger Canadian dollar.  Jewelry segment sales decreased $1.1 million or 7.8% versus the third quarter of 2009.  This decrease was due to lower sales to mass merchandisers and mid-tier retailers, including the loss of a large mid-tier account program.

Net sales for the nine months ended September 30, 2010 were $150.5 million compared to $128.5 million for the same period in 2009, an increase of $22.1 million or 17.2%.  Tape division sales in the first nine months of 2010 were up $18.7 million or 33.5% from the same period in 2009, again accounting for the majority of the increase.  The increase was seen across all product categories in the U.S. and Asia, where growth was greatest, and in most products in Europe where the sales increase was more modest.  Canadian division sales were up $5.3 million or 14.3% in the first nine months of 2010 as compared to 2009, with the majority of the increase resulting from the translation effect of a stronger Canadian dollar; sales of industrial rubber products also contributed to the increase. Year to date Jewelry segment sales through September 30, 2010 were down $1.2 million or 3.1% from the same period one year earlier due to lower sales to mid-tier retailers, partly offset by higher sales to the specialty store channel.

Gross profit margin percentage decreased from 27.6% of net sales for the third quarter of 2009 to 26.1% of net sales for the third quarter of 2010.  Gross profit margins at the Tape division were 20.2% of net sales in the third quarter of 2010, down from 23.3% of net sales in the same period one year earlier, as a result of significant raw material cost increases, averaging 11.0%, that were in excess of what could be passed along to customers in pricing.  Gross margins at the Canadian division during the third quarter of 2010 were 24.1% of net sales, down from 27.0% of net sales in the same period one year earlier, as a result of lower manufacturing volumes and higher raw material costs.  Jewelry segment gross margins in the third quarter of 2010 were 39.7% of net sales compared with 32.2% in the third quarter of 2009 as a result of lower product and freight costs and a higher margin mix of sales due to lower sales allowances in certain channels.

Gross profit margin percentage for the nine months ended September 30, 2010 was 26.6% of net sales compared to 24.9% for the first nine months of 2009.  Tape division gross profit margin improved from 21.2% of sales in the first nine months of 2009 to 22.2% in the first nine months of 2010 as higher production volumes more than offset significant raw material cost inflation.  Canadian division gross margins also improved, from 23.6% in 2009 to 24.9% in 2010, also reflecting the benefit of higher production but partly offset by higher raw material costs.  Jewelry segment margins improved from 29.9% of net sales in the first nine months of 2009 to 35.0% for the same period in 2010 primarily due to lower selling allowances as well as reduced costs for goods and freight.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses.  Some companies also record such costs in operating expenses while others record them in cost of goods sold.  Consequently, the Company’s gross profit margins may not be comparable to other companies.  Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended September 30, 2010 and 2009 would have been 25.6% and 27.0%, respectively.  The gross profit margins for the nine months ended September 30, 2010 and 2009 would have been 26.1% and 24.3%, respectively.

SG&A expenses in the third quarter of 2010 decreased by $153 thousand or 1.2% compared to the third quarter of 2009 primarily as a result of lower corporate expenses for legacy environmental matters.

For the nine months ended September 30, 2010, SG&A expenses increased by $648 thousand or 1.8% from the year earlier period. The increase in SG&A expenses for the first nine months of 2010 over 2009 was due to higher SG&A expenses at the Canadian division due to the effect of currency translation and higher selling related expenses (freight and commissions) at the Tape division, partly offset by lower unallocated corporate expenses for legal and environmental matters.

Net interest expense for the quarter and nine months ended September 30, 2010 was slightly lower than the corresponding year earlier levels on lower average borrowings.  Other income (expense) for the third quarter of 2010 was above the amount for the third quarter of 2009 but was lower for the nine months ended September 30, 2010 compared to the nine month period ended September 30, 2009, primarily due to variations in foreign exchange gains and losses.

The effective tax rate for the three and nine months ended September 30, 2010 was 26% and 31%, respectively.  During the third quarter of 2010, the Company recognized a $443 thousand tax benefit from the adjustment of prior year taxes.  During 2009, the Company recorded a tax provision of $289 thousand and $242 thousand for the third quarter and first nine months, respectively.  The tax provisions were primarily for minimum state income taxes and state income taxes payable on income earned by the jewelry division.  Federal and other state income tax benefits on operating losses outside of the jewelry division were not recognized due to the uncertainty of the Company’s ability to utilize the related loss carry forwards.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments (consisting of bank certificates of deposit with original maturity greater than three months), decreased $89 thousand in the nine months ended September 30, 2010 to $2.7 million.  During the nine months ended September 30, 2010, $2.6 million of the Company’s borrowings under the Company’s revolving credit facility were used to fund seasonal working capital increases and capital expenditures of $938 thousand. Working capital of the continuing operations at September 30, 2010 was $32.5 million compared to $28.9 million at December 31, 2009.  The ratio of current assets to current liabilities of the continuing operations at September 30, 2010 was 1.80 compared to 2.02 at December 31, 2009.  Net cash used by operating activities was $857 thousand for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $9.0 million for the nine months ended September 30, 2009.  During 2009, the Company significantly reduced inventories at all divisions as a result of the decline in 2009 sales.  Inventories have been rebuilt in 2010 as sales have improved.

In February 2010, a fire at the Company’s Lowell, Massachusetts facility caused limited damage to a production line and certain inventory.  Costs incurred in connection with the fire totaled approximately $2.1 million and included the replacement of damaged inventory, repair of damaged equipment, and clean up and restoration of the production line.  The Company filed a claim with its insurance carrier and, in April and July 2010, received advances of $1.0 million and $720 thousand, respectively, for the claim.  The Company expects that substantially all of its costs arising from the fire will be reimbursed by its insurance carrier.

Capital expenditures in the first nine months of 2010 were $938 thousand compared to $1.5 million for the first nine months of 2009.  It is currently anticipated that capital spending for the full year 2010 and 2011 will be approximately $1.5 million and $3.0 million, respectively.

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wells Fargo”) pursuant to a loan and security agreement (the “Credit Agreement”).  (At the end of 2008, Wells Fargo Bank completed its acquisition of Wachovia Bank.)  The Credit Agreement was entered into on June 30, 2009, and initial borrowings under the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan.  The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver.  The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower.  The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory.  The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries.  At September 30, 2010, the Company had $6.7 million and $6.3 million outstanding under the Revolver and Term Loan, respectively, and $14.1 million of additional unused borrowing capacity available under the Revolver.

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

Pursuant to the Credit Agreement, payments on the Company’s accounts receivable are deposited in accounts assigned by the Company to Wells Fargo and the funds in that account may be used by Wells Fargo to pay down outstanding borrowings under the Credit Agreement.

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates.  The Credit Agreement requires the Company to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0.  The Credit Agreement also requires that the Company to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement.

In March 2010, the Company and Wells Fargo entered into an amendment to the Credit Agreement.  The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement, and further provided that meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days.  The Company paid a fee of $30 thousand to Wells Fargo in connection with this amendment.

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

The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (including asbestos-related claims).  The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company.  Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note G to the Unaudited Consolidated Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).  These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s previously owned facilities.  The contingencies also include claims for personal injury and/or property damage.  The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance or other third party sources.  Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company.  While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts.  Although the effect of future government regulations could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation that would have a material adverse effect on its consolidated results of operations or financial position.  There can be no assurances that the costs of any future government regulations could be passed along by the Company to its customers.  Estimated insurance and third party recoveries related to these liabilities are reflected in other non-current assets.

The outcome of these environmental and product liability matters could result in significant expenses incurred by or judgments assessed against the Company.

Item 4.  Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note G “Commitments and Contingencies” and Note M “Discontinued Operations” of the Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and in “Risk Factors – The Company has significant asbestos liability and funding exposure, and the Company's strategies for resolving this liability and exposure may not be successful” included in Part II, Item 1A of this Quarterly Report on Form 10-Q, to the extent addressing matters reportable under this Part II, Item 1, are incorporated herein by reference.

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

For further information regarding the Company's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Note G of the Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ABI continues to have business arrangements with Congoleum, ABI’s executives continue to provide services to Congoleum, which reduces their availability to the Company, and expiration or termination of the Company’s business arrangements with Congoleum could have a material adverse impact on ABI’s business, operations and financial condition.

Although ABI’s equity interests in Congoleum were cancelled effective as of July 1, 2010 by operation of Congoleum’s plan of reorganization, ABI continues to have business arrangements with Congoleum.  In particular, pursuant to Congoleum’s plan of reorganization, ABI and Congoleum entered into a management services and commercial agreement.  Pursuant to that agreement, ABI’s current Chief Executive Officer, Mr. Roger Marcus, serves as a director and the chief executive officer of Congoleum and American Biltrite’s current Chief Financial Officer, Mr. Howard Feist III, serves as the chief financial officer of Congoleum.  In addition, the Company’s President and Chief Operating Officer, Mr. Richard Marcus, currently serves as an Executive Vice President of Congoleum.  Pursuant to the management services and commercial agreement, substantially all of Mr. Roger Marcus’s time, approximately 25% of Mr. Richard Marcus’s time and approximately 50% of Mr. Feist’s time, in each case, during normal working hours on a monthly basis, is required to be made available to Congoleum.  As a result, the availability of those executives to the Company is reduced, which could have a material adverse impact on the Company to the extent they are unable to provide services to the Company which the Company needs or which would further the Company’s business and operations.

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

The Company relies on borrowings under its revolving and letter of credit facilities to fund its working capital requirements and operations.  The credit agreement governing those credit facilities requires the Company to satisfy certain financial and other covenants.  In the past, the Company has had to amend its debt agreements in order to avoid defaulting under those agreements as a result of failing to satisfy certain financial covenants contained in those agreements.  Most recently, the Company amended its current credit agreement in March 2010 to reduce the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the credit agreement, and further provide that meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the credit agreement was at least $6 million for 30 consecutive days.  Although the Company currently anticipates it will be able to comply with its covenants under its credit agreement, due to economic or other conditions or reasons, the Company may in the future fail to comply with its covenants.  If that were to occur, the Company would likely need to obtain a waiver of such covenant breach from the lenders or enter into an amendment to the credit agreement to address the covenant breach, or obtain replacement financing.  There can be no assurance that the Company would be successful in obtaining any such waiver, entering into any such amendment or obtaining such replacement financing.

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

The Company sells its products on credit.  Customers purchasing goods on credit from the Company may default on their obligations to pay, or they may extend the payment period, for products sold to them on credit, which may result in an increased investment in accounts receivable by the Company.  In light of the recent difficult economic and industry conditions, the risk that the Company may realize an increased investment in accounts receivable may be greater.  To the extent the Company is unable to collect receivables owed to it in a timely fashion, increased demands may be placed on its working capital, which could have a material adverse effect on its business, results of operations or financial condition.

The Company may not be able to maintain its listing with the NYSE Amex LLC.

On May 28, 2009, the Company received written notice from the NYSE Amex LLC (the "NYSE Amex") indicating that the Company does not meet certain of the continued listing standards of the NYSE Amex.  Specifically, the notice stated that the Company is not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, with stockholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; and Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years.  The NYSE Amex subsequently extended the deadline for the Company to meet those standards to November 29, 2010.  The Company's listing on the NYSE Amex is being continued pursuant to this extension.  By operation of the Congoleum plan of reorganization, all shares of Congoleum's Class A and Class B common stock outstanding immediately prior to the plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by the Company.  Consequently, the results of reorganized Congoleum are not included in the consolidated results of the Company subsequent to June 30, 2010.  Furthermore, the deconsolidation of Congoleum resulted in the elimination of the accumulated deficit attributable to Congoleum, which amounted to $53.6 million as of June 30, 2010, from American Biltrite’s consolidated stockholders’ equity.  As a result, the Company expects to regain compliance with those NYSE Amex continued listing standards by the November 29, 2010 deadline.  However, there can be no assurance that the Company will regain compliance with those listing standards by that time or otherwise or that it will be able to maintain its listing with the NYSE Amex.  If the Company's common stock is delisted, the market for the Company's common stock may be significantly adversely affected, including as a result of possible less liquidity which generally occurs for securities traded in the over-the-counter market as compared with securities traded on a national securities exchange, difficulty reselling shares at prices quoted in the market or at all, broader market fluctuations, and depressed share price.  In addition, a delisting may make it difficult for the Company to issue additional securities for financing or other purposes, or to otherwise arrange for any financing the Company may need in the future.

The Company may incur substantial liability or be required to expend significant amounts for environmental claims and compliance matters, including possible climate change related matters.

Due to the nature of the Company’s businesses and certain of the substances which are or have been used, produced or discharged with respect to those businesses, the Company’s operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and off-site disposal locations.  The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites.  The Company will continue to be required to expend amounts in the future because of the nature of its prior activities at its facilities, in order to comply with existing environmental laws, and those amounts may be substantial.  In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts.  Further, legislation and regulations that limit carbon emissions may cause the Company’s energy costs at its facilities to increase.  Although the Company believes that those amounts should not have a material adverse effect on its results of operations or financial positions, there is no certainty that these amounts will not have such an effect because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies.  For instance, such an effect could occur in connection with those matters disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as such matters may be updated by this Quarterly Report on Form 10-Q, including as set forth in Note G to the Notes to Unaudited Consolidated Condensed Financial Statements set forth in Part I, Item 1 and as set forth in Part II, Item 1

Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail their operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company may incur substantial liability for other product and general liability claims.

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability claims and other matters.  In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years.  These matters could have a material adverse effect on the Company’s business, results of operations or financial condition if the Company is unable to successfully defend against or settle these matters, its insurance coverage is insufficient to satisfy judgments against it or settlements relating to these matters, or the Company is unable to collect insurance proceeds relating to these matters.

Raw material and energy costs have been volatile and are at high levels, which has and may continue to negatively impact the Company’s results of operations and liquidity.

Raw material and energy costs have been volatile, including over the past few years during which historic highs for these costs have been experienced, particularly during the first half of 2008, which has negatively impacted the Company’s businesses and operating results.  Although raw material and energy costs declined in late 2008 and most of 2009, they have since reverted to generally increasing price levels, which has resulted in significant increased raw material costs incurred by the Company in 2010.  In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company.  In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to its customers.

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

The market for the Company’s products and services is highly competitive.  Some of its competitors have greater financial and other resources and access to capital. In addition, in order to maintain its competitive position, the Company may need to make substantial investments in its business, including, as applicable, product development, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products and in the loss of market share for its products. Moreover, due to the competitive nature of its industries, it may be commercially restricted from raising or even maintaining the sales prices of its products, which could result in the incurrence of significant operating losses if its expenses were to increase or otherwise represent an increased percentage of sales.

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

The Company expects the current and forecasted economic conditions to continue to negatively impact or restrain the Company’s business and operations and that the extent of that impact will depend on the speed, extent and sustainability of the United States and global economic recovery.

The Company could realize shipment delays, depletion of inventory and increased production costs resulting from unexpected disruptions of operations at any of the Company’s facilities.

The Company depends upon the timely manufacturing of and delivering of products that meet the needs of its customers and the end users of its products.  If the Company were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains.  Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The failure of the Company’s distributors or sales representatives to adequately perform with respect to the sale of the Company’s products and furtherance of the Company’s business could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company depends on key executives to run its business, and the loss of any of these executives would likely harm the Company’s business.

The Company depends on key executives to run its business.  Three of the persons that serve as key executives at the Company also serve as key executives at Congoleum pursuant to the management services and commercial agreement the Company and Congoleum entered into pursuant to Congoleum’s plan of reorganization effective as of July 1, 2010.  The Company’s future success will depend largely upon the continued service of these key executives, all of whom have no employment contract with the Company and may terminate their employment at any time without notice.  Although certain key executives of the Company are large stockholders of the Company, and thus are less likely to terminate their employment, the loss of any key executive, or the failure by the key executive to perform in his current position, could have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 5.  Other Information

On November 11, 2010, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2010.  A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 4 of Form 10-Q and is attached hereto as Exhibit 99.1

Item 6.  Exhibits

Exhibit No.		Description

3.1	I	Restated Certificate of Incorporation

3.2	II	By-Laws, amended and restated as of November 7, 2007

10.1	III	Management Services and Commercial Agreement dated as of July 1, 2010 by and between American Biltrite Inc. and Congoleum Corporation

31.1		Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32		Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Press release dated November 11, 2010

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

III	Incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on August 13, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: November 15, 2010	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.		Description

3.1	I	Restated Certificate of Incorporation

3.2	II	By-Laws, amended and restated as of November 7, 2007

10.1	III	Management Services and Commercial Agreement dated as of July 1, 2010 by and between American Biltrite Inc. and Congoleum Corporation

31.1		Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32		Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Press release dated November 11, 2010

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

III	Incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on August 13, 2010