Form 10-K
period 2010-12-31
AMERICAN BILTRITE INC
filed 2011-03-23
CIK 4611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]   NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 was $5.0 million.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding as of March 15, 2011 was 3,441,357.

Documents Incorporated by Reference – Portions of the proxy statement for the annual meeting of stockholders to be held on May 9, 2011, which will be filed by the registrant within 120 days after December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Factors That May Affect Future Results – Some of the information presented in or incorporated by reference in this report constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. These forward-looking statements are based on the registrant’s expectations, as of the date of this report, of future events. The registrant undertakes no obligation to update any of these forward-looking statements, except as required by applicable law. Although the registrant believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. Any or all of these expectations may turn out to be incorrect and any forward-looking statements made in this report speak only as of the date of this report. Readers are cautioned not to place undue reliance on any forward-looking statements. Actual results could differ significantly as a result of various factors. Factors that could cause or contribute to the registrant’s actual results differing from its expectations include those factors discussed elsewhere in this report, including in Item 1A (Risk Factors).

PART I

ITEM 1. BUSINESS

General Development of Business

American Biltrite Inc. (together with, unless the context otherwise indicates, its wholly-owned subsidiaries, “ABI” or the “Company”) was organized in 1908 and is a Delaware corporation. ABI’s major operations include its Tape Division, its jewelry division K&M Associates L.P., a Rhode Island limited partnership (“K&M”), and its Canadian division, which consists of a wholly-owned Canadian subsidiary, American Biltrite (Canada) Ltd. (“AB Canada”).

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

In 1995, ABI acquired a controlling interest in K&M, a designer, supplier and distributor of a wide variety of adult, children’s and specialty items of fashion jewelry and related accessories throughout the U.S. and Canada. In August 2010, ABI, through wholly-owned subsidiaries, acquired the remaining 5.5% limited partner interest, and consequently, owns 100% of K&M as of August 23, 2010. K&M wholesales its products to mass merchandisers, specialty stores and department stores.

Outside the United States, the Tape Division operates converting facilities in Belgium, Italy and Singapore, where bulk tape products are converted into various sizes. Sales offices at the Belgium, Italy and Singapore locations and sales representative offices in Shanghai, China, Bangkok Thailand and Seoul, South Korea enable quicker response to customer demands in the European and Asian markets. AB Canada produces resilient floor tile, rubber tiles and rolled rubber flooring and Performance Sheet Rubber materials, uncured rubber, truck flaps and footwear products and imports certain products from Asia for resale. K&M maintains a representative office in China, from which it sources the majority of the products it sells.

For financial reporting purposes, ABI operates in three industry segments: the Tape Division, jewelry (K&M) and the Canadian division (AB Canada). See Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

On December 31, 2003, American Biltrite Inc.'s former majority-owned subsidiary Congoleum Corporation (“Congoleum”) filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago, and on August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010. By operation of the plan, all shares of Congoleum’s Class A and Class B common stock outstanding immediately prior to the plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by ABI. As a result, effective as of that time, ABI ceased to own any equity interest in reorganized Congoleum and Congoleum is no longer a subsidiary of ABI. The former holders of the cancelled shares of Congoleum common stock, including ABI, did not receive any compensation on account of their cancelled shares. Congoleum is a manufacturer of resilient sheet and tile flooring and it previously comprised the Company’s flooring products division.

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

The products of K&M are sold to retailers domestically and in Canada through its own direct sales force and through third-party sales representatives. K&M’s business and operations experience seasonal variations. In general, fashion jewelry supply and distribution businesses respond to the seasonal demands of mass merchandisers and other major retailers, which typically peak in preparation for end-of-year holiday shopping. Accordingly, K&M’s working capital needs tend to be greatest in the second and third fiscal quarters as it increases inventories in advance of its peak selling season, while its revenues tend to be greater toward the end of each fiscal year, especially in the latter part of the third quarter and the first half of the fourth quarter.

AB Canada’s flooring and Performance Sheet Rubber products are marketed principally through distributors. Seasonal variations in the sales and working capital requirements of this division are not significant.

None of the Company’s customers contributed more than 10% of the Company’s consolidated revenue during the last two fiscal years. See Note 13 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional financial information about the Company’s operating segments.

Working Capital and Cash Flow In general, ABI’s working capital requirements are not affected by accelerated delivery requirements of major customers or by obtaining a continuous allotment of raw material from suppliers. ABI does not provide special rights for customers to return merchandise and does not provide special seasonal or extended terms to its customers, except that K&M does provide pre-approved allowances in the form of markdowns and return authorizations, as may be warranted by market conditions.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

Raw Materials ABI generally designs and engineers its own products. Most of the raw materials required for its manufacturing operations are available from multiple sources, although some raw materials are purchased from a single source or supplier. Any significant delay in or disruption of the supply of raw materials could substantially increase ABI’s cost of materials, require product reformulation or require qualification of new suppliers, any one or more of which could materially adversely affect the business, operations or financial condition of ABI. Although ABI has generally not had difficulty in obtaining its requirements for these materials, it has occasionally experienced significant price increases for some of these materials. While ABI has been able to obtain sufficient supplies of specialty resin and other raw materials, there can be no assurances that they may not experience difficulty obtaining supplies and raw materials in the future, particularly if global supply conditions deteriorate, which could have a material adverse effect on profit margins.

Competition All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI’s tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers. Included among its competitors are 3M/Venture, Kansai, Tessa, Novacel, Nitto, and R-Tape. AB Canada’s flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada competes with Armstrong World Industries, Inc., Flexco/Roppe, Nora and Mondo and with other manufacturers of alternate floor covering products. In the Performance Sheet Rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro and WARCO/Biltrite, as well as several importers.

K&M competes with other companies that sell similar products on the basis of product pricing, design, logistical capability and the effectiveness of merchandising services offered. In assessing K&M’s products and services, K&M’s customers tend to focus on margin dollars realized from the customers’ sales of product and return on the necessary inventory investment. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, including Liz Claiborne Inc., Jones Apparel Group and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Patents, Trademarks and Licenses ABI and its subsidiaries own many trademarks, including the AB® logo, TransferRite®, ProtecRite®, Autowrap®, Ideal Seal®, Therm-X®, and Ideal® at the Tape Division, Estrie®, AB Colors Plus® Dura-Shield® and Transseal® at AB Canada, and Amtico®, which is used solely in the Canadian market. These trademarks are important for the Company in maintaining a competitive position. K&M also licenses the Guess?®, Elie Tahari®, Ellen Tracy®, Panama Jack®, and Rocawear®, trademarks as well as certain other trademarks for use with its jewelry products. The licensing agreements are subject to expiration dates and other termination provisions, and the licensor or the Company may choose not to extend or renew certain agreements. K&M considers the Guess?® license, which expires December 31, 2012, to be material to its business and results of operations. The Company has an ongoing program to renew, add or replace successful licenses. The Company also believes that proprietary technology and know-how play an important role in maintaining competitiveposition. The section captioned “Royalty and Advertising Commitments” included in Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, to the extent addressing matters related to royalties, is incorporated by reference herein.

Research and Development Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $1.7 million, on a consolidated basis, for each of the years 2010 and 2009.

Key Customers No customer accounted for more than 10% of ABI’s consolidated sales for either 2010 or 2009.

K&M’s top three customers in terms of net sales in 2010 together accounted for 54% of K&M’s net sales. The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the K&M’s business, results of operations or financial condition.

Sales to five unaffiliated customers of the Tape Division together constituted approximately 23% of the net sales for the Tape Division for the year ended December 31, 2010. The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division’s business, results of operations and financial condition.

Sales to five unaffiliated customers of AB Canada together constitute approximately 24% of the net sales for AB Canada for the year ended December 31, 2010. The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on AB Canada’s business, results of operations and financial condition.

Through June 30, 2010, the Tape Division’s and AB Canada’s sales to Congoleum were recorded as intercompany sales and eliminated in consolidation. Upon the deconsolidation of Congoleum, which occurred as of July 1, 2010, as a result of the Congoleum plan of reorganization becoming effect as of that date, sales made to Congoleum by the Tape Division and AB Canada were included in net sales of ABI and were not eliminated in consolidation. Net sales to Congoleum recorded by the Tape Division and AB Canada subsequent to June 30, 2010, through December 31, 2010, totaled $637 thousand and $1.2 million, respectively.

Backlog The dollar amount of backlog of orders believed to be firm as of December 31, 2010 and 2009 was $11.7 million and $9.3 million, respectively. It is anticipated that all of the backlog as of December 31, 2010 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

Environmental Compliance Because of the nature of the operations conducted by ABI, its facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at owned or leased facilities and off-site disposal locations.

ABI has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) and Note 8 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. ABI will continue to be required to expend amounts in the future, due to the nature of past activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial. Because environmental requirements have grown increasingly strict, however, ABI is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. ABI believes that compliance with existing federal, state, local and foreign provisions will not have a material adverse effect upon its financial positions nor does ABI expect to incur material recurring costs or capital expenditures relating to environmental matters, except as may otherwise be referenced in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Employees As of December 31, 2010, ABI employed approximately 625 people. Substantially all of ABI’s employees are employed on a full time basis.

Financial Information about Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is in Note 13 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. The Company’s consolidated export sales from the United States were $22.7 million in 2010 and $17.5 million in 2009.

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

The Company has significant liability and funding exposure for asbestos personal injury claims. The Company’s strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis in the normal course of business. To date, the Company’s insurers have funded substantially all of the Company’s liabilities and expenses related to its asbestos liability under the Company’s applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future pursuant to an umbrella/first-layer excess policies arrangement between the Company and the applicable insurance carriers. However, it is possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos, that the policies providing coverage under the umbrella/first-layer excess policies arrangement will exhaust, or that the carriers responsible for such policies may at some future date be unwilling or unable to fund coverage under the policies or that arrangement. If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies, ABI may have to fund such liabilities, which could have a material adverse effect on ABI’s business, results of operations or financial condition.

In the past, federal legislation has been proposed which would establish a national trust to provide compensation to victims of asbestos-related injuries and channel all current and future asbestos-related personal injury claims to that trust. In light of the numerous uncertainties surrounding this and other possible asbestos legislation in the United States, ABI does not know what effects any such legislation, if adopted, may have upon its business, results of operations or financial conditions.

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

For further information regarding the Company’s asbestos liability, insurance coverage and strategies to resolve that asbestos liability, see Notes 1, 8 and 9 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Part II, Item 8 and Part II, Item 9, respectively, of this Annual Report on Form 10-K.

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

If an event of default under the credit agreement were to occur, the lenders could cease to make borrowings available under the credit facilities and require the Company to repay all amounts outstanding under the credit agreement, including amounts outstanding under the term loan and revolving credit facilities. If the Company were unable to repay those amounts due, the lenders could have their rights over the collateral exercised, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Due to the nature of the Company’s business and certain of the substances which are or have been used, produced or discharged with respect to its business, the Company’s operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and off-site disposal locations. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The Company will continue to be required to expend amounts in the future because of the nature of its prior activities at its facilities, in order to comply with existing environmental laws, and those amounts may be substantial. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts. Further, legislation and regulations that limit carbon emissions may cause the Company’s energy costs at its facilities to increase. Although the Company believes that those amounts should not have a material adverse effect on its results of operations or financial position, there is no certainty that these amounts will not have such an effect because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. For instance, such an effect could occur in connection with those matters disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Raw material and energy costs have been volatile over the past several years, and the Company experienced significant inflation in its inputs during certain periods, including 2010. Global economic recovery and political instability in oil producing nations may contribute to further increasing price levels, and any such further increases could be significant. In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company. In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to its customers.

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

While the United States economy and the Company’s business appeared to experience some economic recovery during 2010, certain end markets such as construction remain weak. Both the Tape Division and AB Canada sell into the construction market as well as other industrial markets, while K&M’s sales are influenced by consumer and retail spending levels.

The Company expects economic conditions may negatively impact or restrain the Company’s business and operations and that that impact will depend on the speed, extent and sustainability of the United States and global economic recovery as well as geopolitical factors.

The Company could realize shipment delays, depletion of inventory and increased production costs resulting from unexpected disruptions of operations at any of the Company’s facilities.

The Company depends upon the timely manufacturing and delivery of products that meet the needs of its customers and the end users of its products. If the Company were to realize an unexpected, significant and prolonged disruption of its operations at any of its facilities, including disruptions in its manufacturing operations, it could result in shipment delays of its products, depletion of its inventory as a result of reduced production and increased production costs as a result of taking actions in an attempt to cure the disruption or carry on its business while the disruption remains. Any resulting delay, depletion or increased production cost could result in increased costs, lower revenues and damaged customer and product end user relations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company’s Tape Division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 23% of the Tape Division’s net sales for the year ended December 31, 2010. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division’s business, results of operations or financial condition.

AB Canada sells its products through distributors and a direct sales force. Sales to five unaffiliated customers accounted for approximately 24% of AB Canada’s net sales for the year ended December 31, 2010. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the AB Canada’s business, results of operations or financial condition.

K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M’s customers accounted for approximately 54% of its net sales for the year ended December 31, 2010. The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

At December 31, 2010, ABI owned five manufacturing plants and a jewelry distribution center (located in Providence, Rhode Island) and leased office and warehousing space as follows:

Location	Square Feet	Owned Or Leased	Industry Segment For Which Properties Used

Sherbrooke, Quebec	379,000	Owned	Canadian division

Moorestown , NJ	226,000	Owned	Tape products

Lowell , MA	57,000	Owned	Tape products

Billerica , MA	20,000	Leased	Tape products

Renaix , Belgium	84,000	Owned	Tape products

Singapore	32,000	Owned	Tape products

Providence , RI	103,000	Owned	Jewelry products

New York, NY, and Yiwa and Qingdao, China	13,000	Leased	Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than a mortgage on a property in Singapore securing outstanding debt in an amount equal to approximately 37% of the original cost of the property, and under the terms of ABI’s principal debt agreements, pursuant to which ABI has granted security interests in the owned properties in Massachusetts, New Jersey and Sherbrooke, Quebec. ABI believes that all of its properties are in good condition and have been well maintained and that these properties are suitable and adequate for the Company’s present purposes.

It is estimated that during 2010, ABI’s plants for the manufacture of tape products operated at approximately 70% of aggregate capacity and AB Canada operated at approximately 43% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

ITEM 3.  LEGAL PROCEEDINGS

ABI has been named by the United States Environmental Protection Agency as a Potentially Responsible Party (“PRP”) within the meaning of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, as to seven sites in six separate states. In addition, ABI has been named a potentially responsible party by the State of Maine’s Department of Environmental Protection with regard to two sites in Maine. See Note 8 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional information relating to these matters.

ABI has recorded a reserve of approximately $5.1 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,261 pending claims involving approximately 1,807 individuals as of December 31, 2010. These claims relate to products of the Company’s former tile division, which ABI contributed to Congoleum. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claims costs requires estimating numerous variables that are difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed in the next six years was $17.7 million to $62.0 million as of December 31, 2010. The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $17.7 million in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at December 31, 2010, which has been included in other assets. The estimated amount of insurance that is probable of recovery depends on the liability estimate as well as a number of additional factors, including the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. The recorded liability and related insurance asset do not include any related defense costs. Defense costs are typically paid in addition to the indemnity limits under the primary layer insurance policies, while certain excess layer policies pay them within policy limits and other excess layer policies pay them in addition to policy limits. Defense costs historically paid by ABI’s carriers have been approximately 150% of the related indemnity costs on average.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of American Biltrite Inc. is traded on the NYSE Amex (ticker symbol: ABL). At the close of business on March 15, 2011, the closing price of the Common Stock was $8.81 per share and the approximate number of record holders was 235. High and low sales prices for the Common Stock for each quarter over the last two years were:

	Sale Prices of Shares of Common Stock
	2010		2009
Quarter Ended	High	Low	High	Low

March 31	$3.70	$1.75	$2.24	$0.25
June 30	4.71	2.90	1.67	1.08
September 30	3.88	3.00	1.60	1.09
December 31	7.65	3.12	1.82	1.02
16

No dividends on the Common Stock were declared during 2010 or 2009. The Company’s principal credit agreement restricts the ability of the Company to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” set forth in Item 7 of this Annual Report on Form 10-K.

The equity compensation plan information set forth in Item 12 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions in the United States have been challenging, including in the industries in which the Company conducts business.  The downturn in the housing industry resulted in reduced demand for the Company’s products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape Division’s products.  In addition, the decline in consumer and retailer spending resulted in reduced demand for K&M’s products.  While the United States economy and the Company’s businesses appeared to experience some economic recovery during 2010, certain end markets such as construction remain weak. Both the Tape Division and AB Canada sell into the construction market as well as other industrial markets, while K&M’s sales are influenced by consumer and retail spending levels. The Company expects economic conditions may negatively impact or restrain the Company’s business and operations and that that impact will depend on the speed, extent and sustainability of the United States and global economic recovery as well as geopolitical factors.

In addition, raw material and energy costs increased sharply during 2010, which has negatively impacted the Company’s business and operating results.   Global economic recovery and political instability in oil producing nations may contribute to further increasing price levels, and any such further increases could be significant. The Company may be unable to pass increased raw material and energy costs on to its customers.

ABI is a defendant in a number of asbestos-related lawsuits. See Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. These matters could have a material adverse impact on the Company’s business, results of operations or financial condition.

On December 31, 2003, American Biltrite Inc.'s former majority-owned subsidiary Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago, and on August 17, 2009, the District Court withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010. By operation of the plan, all shares of Congoleum’s Class A and Class B common stock outstanding immediately prior to the plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by ABI. As a result, effective as of that time, ABI ceased to own any equity interest in reorganized Congoleum and Congoleum is no longer a subsidiary of ABI. The former holders of the cancelled shares of Congoleum common stock, including ABI, did not receive any compensation on account of their cancelled shares. Congoleum is a manufacturer of resilient sheet and tile flooring and it previously comprised the Company’s flooring products division.

Results of Operations

	Years Ended December 31
	2010		2009
	(In thousands of dollars)

Net sales	$201,628		$173,008
Cost of sales	148,909		128,020
Gross profit	52,719	26.1%	44,988	26.0%
Selling, general & administrative expenses	48,678	24.1%	48,308	27.9%
Income (loss) from operations	4,041		(3,320)
Interest expense, net	(916)		(1,064)
Other income, net	1,033		670
Income (loss) before taxes and other items	4,158		(3,714)
(Benefit from) provision for income taxes	(128)		62
Net income (loss)	4,286		(3,776)
Noncontrolling interests	(55)		(83)
Net income (loss) from continuing operations of the controlling interest	$4,231		$(3,859)

Net sales for the year ended December 31, 2010 were $201.6 million, an increase of $28.6 million from sales of $173.0 million in 2009. Tape segment sales increased $23.1 million or 30.6% as improved economic conditions lead to increased demand. Substantially all the increase was due to higher unit volumes, with the greatest increases coming from Asian markets. Sales of all major product lines improved over 2009. Canadian segment sales increased $8.4 million or 17.4%, with roughly a third of the increase due to the translation effect of a higher Canadian/US Dollar exchange rate in 2010 versus 2009. The balance of the increase came predominantly from the Performance Sheet Rubber product category, as demand for industrial rubber products and custom rubber mixing improved with economic conditions. Jewelry segment sales decreased $2.7 million or 5.2% due primarily to the loss of a major mid-tier retail account.

Gross profit was 26.1% of net sales in 2010 compared to 26.0% in 2009. Tape segment gross profit margins declined 0.7 points to 22.1% net sales as a result of significant raw material cost inflation experienced in 2010 that the division was unable to pass through in pricing during the year. Canadian segment gross profit margins improved slightly from 24.0% of net sales in 2009 to 24.7% in 2010 due to improved margins on sales of industrial rubber products. Jewelry segment gross profit margins increased from 30.7% of net sales to 34.1% as a result of lower selling allowances and a more profitable customer mix.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company’s gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2010 and 2009 would have been 25.7% and 25.4%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2010 were $48.7 million, an increase of $370 thousand compared to 2009. Tape segment selling, general and administrative expenses increased $540 thousand due to increased freight and commissions resulting from the sales growth, partly offset by reductions in bad debt and other expenses. Canadian segment selling, general and administrative expenses increased $1.6 million, with substantially all the increase due to the translation effect of a higher Canadian/US Dollar exchange rate in 2010 versus 2009. Jewelry segment selling, general and administrative expenses decreased $892 thousand as a result of cost reductions in wages and occupancy costs. Net corporate selling, general and administrative expenses not allocated to segments decreased $842 thousand from 2009 to 2010 as a result of lower insurance and benefit expenses and lower professional and financing fees.

Net interest expense of $916 thousand for 2010 was down $148 thousand as a result of lower debt levels and lower effective borrowing costs. Other income of $1.0 million in 2010 was up from $670 thousand in 2009 as a result of increased royalty income.

The effective income tax rate for continuing operations for 2010 was a benefit of 3.1% on pre-tax earnings of $4.2 million, compared to a tax expense of 1.7% on a pre-tax loss of $3.7 million for 2009. In 2009, the Company did not recognize the tax benefit of losses incurred because of the uncertainty of the Company’s ability to generate future taxable income to utilize the deferred tax assets. State and foreign taxes resulted in a $62 thousand tax provision despite the pre-tax loss of $3.7 million. As of December 31, 2010, the Company determined that the net deferred tax assets of its Canadian division did not require a valuation allowance, resulting in the recognition of a $1.7 million benefit for 2010, which was reduced by income tax expense recorded for taxable income arising from the Company’s U.S. operations.

The Company had net income from continuing operations of $4.2 million for 2010 compared to a net loss of $3.9 million for 2009 as a result of the higher sales and gross profit combined with little increase in selling, general and administrative expenses.

Liquidity and Capital Resources

ABI’s principal sources of liquidity are its cash provided by operations and borrowings under the Company’s credit facilities. Cash and cash equivalents of the continuing operations, including short term investments, increased by $465 thousand to $3.3 million at December 31, 2010 as compared to December 31, 2009. Total debt at December 31, 2010 was $12.0 million, down $656 thousand from December 31, 2009. Working capital of the continuing operations at December 31, 2010 was $35.1 million, compared with $28.9 million at December 31, 2009. The ratio of current assets to current liabilities of the continuing operations at December 31, 2010 was 2.10 compared to 2.02 at December 31, 2009. Net cash provided by operating activities of continuing operations for the year ended December 31, 2010 was $2.8 million compared with cash provided of $17.1 million for the year ended December 31, 2009. Despite higher working capital requirements to support increased sales during 2010, the Company generated cash from operations as a result of income earned during the year. The primary sources of the $17.1 million in cash from operating activities in 2009 were a $12.6 million reduction in inventory and a $1.4 million reduction in receivables.

Capital expenditures for 2010 were $2.0 million compared to $1.7 million for 2009.

The Company has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) and Note 8 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. The Company will continue to be required to expend amounts in the future, due to the nature of past activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial. The Company has recorded provisions which it believes are adequate for environmental remediation, including provisions for testing and potential remediation of conditions at its own facilities, and non-asbestos product-related liabilities. While the Company believes its estimate of the future amount of these liabilities is reasonable, that most of such amounts will be paid over a period of one to ten years and that the Company expects to have sufficient resources to fund such amounts, the actual timing and amount of such payments may differ significantly from the Company’s assumptions. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts. Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation or regulation relating to these matters that would have a material adverse effect on its consolidated results of operations or financial position, except as may be otherwise referenced in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. There can be no assurances that any such costs could be passed along to its customers.

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At December 31, 2010, the Company had $4.6 million and $6.1 million outstanding under the Revolver and Term Loan, respectively, and $13.1 million of additional unused borrowing capacity available under the Revolver. The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. All indebtedness under the Credit Agreement, other than the Term Loan, matures on June 30, 2012.

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

The Company currently anticipates it will be able to comply with these covenants as revised by the March 2010 amendment. However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement to address failures to satisfy covenants under that prior credit agreement, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result. There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

Any waivers, amendments and/or replacement financing, if obtained, could result in significant cost to the Company. If an event of default under the Credit Agreement were to occur, the lenders could cease to make borrowings available under the Revolver and require the Company to repay all amounts outstanding under the Credit Agreement. If the Company were unable to repay those amounts due, the lenders could exercise their rights over the collateral, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Contingencies

ABI has historically expended substantial amounts for compliance with existing environmental laws and regulations, including those matters described in Item 3 (Legal Proceedings) and Note 8 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. ABI will continue to be required to expend amounts in the future, due to the nature of past activities at their facilities, to comply with existing environmental laws, and those amounts may be substantial. ABI has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities, including provisions for testing for potential remediation of conditions at its own facilities. While ABI believes its estimate of the future amount of these liabilities is reasonable and that they will be paid for the most part over a period of one to ten years, the timing and amount of such payments may differ significantly from ABI’s assumptions. Although the effect of future government regulation could have a significant effect on ABI’s costs, ABI is not aware of any pending legislation which could significantly affect the liabilities ABI has established for these matters, except as may be referenced in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. There can be no assurances that the costs of any future government regulations could be passed along by ABI to its customers.

Certain legal and administrative claims are pending or have been asserted against ABI. Among these claims, ABI is a named party in several actions associated with waste disposal sites and asbestos-related claims. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites. The exact amount of such future costs to ABI is indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of ABI’s liability in proportion to other potentially responsible parties and the extent to which costs may be recoverable from insurance. ABI has recorded provisions in its consolidated financial statements for the estimated probable loss associated with all known environmental and asbestos-related contingencies. The contingencies also include claims for personal injury and/or property damage. (See Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.)

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

Asbestos Liability and Insurance Receivable – As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products. ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a six year horizon. Accordingly, the Company’s estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next six years. A change in assumptions could have a material effect on the Company’s estimated liability. The estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by two years to the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this reduces the liability in the low estimate by about 20% (assuming all other variables remain constant).

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

Environmental Contingencies – As discussed previously, the Company has incurred liabilities related to environmental remediation costs at both third party sites and Company owned sites. The Company accrues for its estimate of future costs associated with environmental claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company’s relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued on an undiscounted basis. For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities are determined to be reimbursable by insurance coverage or payment from third parties, an accrual is recorded for the potential liability and a receivable is recorded related to the expected recovery. A receivable reserve is recorded when recoveries are disputed or are not highly probable. These estimates are based on certain assumptions such as the Company’s relative share in costs at sites where other parties are involved, and the ultimate insurance coverage available. These projects tend to be long-term in nature, and assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company’s earnings in future periods. The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

Income Taxes – The Company provides for valuation reserves against its deferred tax assets in accordance with the income tax accounting rules under United States generally accepted accounting principles. In evaluating the recovery of deferred tax assets, the Company makes certain assumptions as to the future reversal of existing taxable temporary differences, taxable income in prior carryback years, the feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates. It is possible that the facts underlying these assumptions may not materialize as anticipated in future periods, which may require the Company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

The Company’s income tax returns and payments are subject to ongoing audits by federal, state and foreign tax authorities. The audits may result in questions and ultimately assessments related to the Company’s tax filing positions, including the timing and amount of deductions taken and the allocation of income among various tax jurisdictions. The Company evaluates its exposure associated with its tax filing positions and records a liability. The Company’s estimate of the potential outcome of each uncertain tax issue is based on its evaluation of the facts, circumstances and information available at the reporting date. Adjustments are made to recorded liabilities in the period in which an uncertain tax position is effectively settled, the statute of limitation expires for the relevant taxing authority to examine the tax position, or when more information becomes available.

Pension Plans – The Company sponsors several noncontributory defined benefit pension plans covering most of the Company’s employees. Benefits under the plans are based on years of service and employee compensation. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include the long-term rate of return on plan assets, discount rates and other factors. These assumptions are evaluated and updated annually by management. Other assumptions used include employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. In 2010 and 2009, the Company assumed that the expected long-term rate of return on plan assets will be 7.0%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2010, the Company determined this rate to be 5.50%.

Allowance for Doubtful Accounts – The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and reserves are established as deemed appropriate based on the criteria previously noted. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base. The risk associated with this estimate is that the Company would not become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses. Historically, the Company’s estimates and assumptions around the allowance have been reasonably accurate and the Company has processes and controls in place to closely monitor customers and potential credit issues.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets – Assets

(In thousands of dollars)

	December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$867	$402
Short-term investments	2,400	2,400
Accounts receivable, less allowances for doubtful accounts and discounts of $1,792 in 2010 and $2,228 in 2009	21,887	19,081
Inventories	38,606	32,970
Income taxes	631	287
Prepaid expense & other current assets	2,502	2,133

Current assets of continuing operations	66,893	57,273

Current assets of discontinued operation	—	92,095

Total current assets	66,893	149,368

Property, plant & equipment, net	29,891	31,291

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646
Other assets	8,800	7,736
	26,446	25,382

Non-current assets of continuing operations	56,337	56,673

Non-current assets of discontinued operation	—	71,581

Total assets	$123,230	$277,622

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets – Liabilities and Stockholders’ Equity (Deficit)

(In thousands of dollars)

	December 31
	2010	2009
Liabilities
Current liabilities:
Accounts payable	$8,829	$6,827
Accrued expenses	16,864	16,047
Notes payable	4,639	4,051
Current portion of long-term debt	1,487	1,448
Current liabilities of continuing operations	31,819	28,373
Current liabilities of discontinued operation	—	104,182
Total current liabilities	31,819	132,555

Long-term debt, less current portion	5,851	7,134
Asbestos-related liabilities	17,700	17,700
Other liabilities	16,771	14,656
Non-current liabilities of continuing operations	40,322	39,490
Non-current liabilities of discontinued operation	—	149,562
Total liabilities	72,141	321,607

Stockholders’ equity (deficit)
Common stock, par value $.01, authorized 15,000,000 shares, issued 4,607,902 shares	46	46
Additional paid-in capital	20,148	19,950
Less cost of 1,166,545 and 1,166,371 shares of common stock in treasury at December 31, 2010 and 2009, respectively	(15,133)	(15,132)
Retained earnings (deficit)	46,769	(10,400)
Accumulated other comprehensive loss	(1,683)	(39,088)
Total stockholders’ equity (deficit) of controlling interests	50,147	(44,624)
Noncontrolling interests	942	639
Total stockholders’ equity (deficit)	51,089	(43,985)
Total liabilities and stockholders’ equity (deficit)	$123,230	$277,622

See accompanying notes to consolidated financial statements.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars, except per share amounts)

	Years Ended December 31
	2010	2009

Net sales	$201,628	$173,008
Cost of products sold	148,909	128,020
Selling, general & administrative expenses	48,678	48,308
Income (loss) from operations	4,041	(3,320)

Other income (expense)
Interest income	6	13
Interest expense	(922)	(1,077)
Other income	1,033	670
	117	(394)
Income (loss) before income taxes and other items	4,158	(3,714)

(Benefit from) provision for income taxes	(128)	62
Net income (loss)	4,286	(3,776)
Noncontrolling interests	(55)	(83)
Net income (loss) from continuing operations of the controlling interest	4,231	(3,859)
Net income (loss) of discontinued operation, net of noncontrolling interests (including gain on deconsolidation of $53,565 in 2010)	52,938	(8,349)
Net income (loss) attributable to controlling interest	$57,169	$(12,208)

Net income (loss) attributable to controlling interest per common share
Basic
Continuing operations	$1.23	$(1.12)
Discontinued operation	15.38	(2.43)
	$16.61	$(3.55)
Diluted
Continuing operations	$1.23	$(1.12)
Discontinued operation	15.36	(2.43)
	$16.59	$(3.55)
Weighted average shares outstanding
Basic	3,441,431	3,441,546
Diluted	3,446,042	3,441,546

See accompanying notes to consolidated financial statements.
30

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

	Years Ended December 31
	2010	2009
Operating activities
Net income (loss)	$57,224	$(12,125)
Net (income) loss of discontinued operation, net of noncontrolling interests (including gain on deconsolidation of $53,565 in 2010)	(52,938)	8,349
Net income (loss) from continuing operations	4,286	(3,776)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	4,494	4,316
Provision for doubtful accounts	2,768	3,173
Stock compensation expense	198	201
Deferred taxes	(1,724)	182
Change in operating assets and liabilities:
Accounts and notes receivable	(5,642)	1,431
Inventories	(5,133)	12,625
Prepaid expenses and other assets	(189)	453
Accounts payable and accrued expenses	2,614	(1,159)
Other	1,108	(350)
Net cash provided by operating activities
Continuing operations	2,780	17,096
Discontinued operation	—	3,116
Net cash provided by operating activities	2,780	20,212
Investing activities
Investments in property, plant and equipment	(2,001)	(1,680)
Purchase of short-term investments	(4,800)	(3,400)
Proceeds from sale of short-term investments	4,800	1,000
Net cash used by investing activities
Continuing operations	(2,001)	(4,080)
Discontinued operation	—	(2,314)
Net cash used in investing activities	(2,001)	(6,394)
Financing activities
Net short-term borrowings (repayments)	538	(15,058)
Payments on long-term debt	(1,244)	(6,141)
Purchase of treasury stock	(1)	—
Proceeds from borrowings on long-term debt	—	8,000
Refinancing costs	—	(2,007)
Net cash (used) provided by financing activities
Continuing operations	(707)	(15,206)
Discontinued operation	—	186
Net cash used in financing activities	(707)	(15,020)
Effect of foreign exchange rate changes on cash	393	(403)
Net increase (decrease) in cash	465	(1,605)
Cash and cash equivalents at beginning of year	402	18,072
Cash and cash equivalents at end of year	867	16,467
Less cash and cash equivalents of discontinued operation at end of year	—	(16,065)

Cash and cash equivalents of continuing operations at end of year	$867	$402

See accompanying notes to consolidated financial statements
31

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit) of Controlling Interests	Non- Controlling Interests	Total Equity (Deficit)

Balance at December 31, 2008	$46	$19,749	$(15,132)	$1,803	$(53,250)	$(46,784)	$835	$(45,949)
Comprehensive income (loss)
Net loss from continuing operations				(3,859)		(3,859)	(6,737)	(10,596)
Net loss from discontinued operations				(8,349)		(8,349)	—	(8,349)
Foreign currency translation adjustments					2,699	2,699	—	2,699
Defined benefit plans adjustment					11,463	11,463	6,487	17,950
Total comprehensive income (loss)						1,954	(250)	1,704
Stock compensation		201				201	—	201
Effect of Congoleum stock compensation				5		5	4	9
Taxes payable adjustment for noncontrolling interests						—	50	50

Balance at December 31, 2009	46	19,950	(15,132)	(10,400)	(39,088)	(44,624)	639	(43,985)
Comprehensive income
Net income from continuing operations				4,231		4,231	55	4,286
Net income from discontinued operations				52,938		52,938	—	52,938
Foreign currency translation adjustments					997	997	—	997
Defined benefit plans adjustment					(719)	(719)	—	(719)
Total comprehensive income						57,447	55	57,502
Stock compensation		198				198	—	198
Purchase of treasury stock, 174 shares, weighted average purchase price of $3.50 per share			(1)			(1)	—	(1)
Taxes payable adjustment for noncontrolling interests							17	17
K &M distribution							(98)	(98)
Deconsolidation of Congoleum					37,127	37,127	329	37,456

Balance at December 31, 2010	$46	$20,148	$(15,133)	$46,769	$(1,683)	$50,147	$942	$51,089

See accompanying notes to consolidated financial statements
32

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

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

The Company’s former subsidiary Congoleum Corporation (“Congoleum”) filed a voluntary petition on December 31, 2003, with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago, and on August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s plan of reorganization was confirmed on June 7, 2010 and became effective July 1, 2010. By operation of the Congoleum plan of reorganization, upon effectiveness of that plan, ABI’s ownership interests in Congoleum were cancelled. Consequently, the results of reorganized Congoleum are not included in the consolidated results of the Company subsequent to June 30, 2010. In the accompanying consolidated financial statements, the historical results of Congoleum have been reported as a discontinued operation (see Note 14). Congoleum’s historical results through June 30, 2010 included losses (including other comprehensive losses) of $90.7 million in excess of the value of ABI’s investment in Congoleum. The deconsolidation of Congoleum in July 2010 resulted in the elimination from American Biltrite’s consolidated stockholders’ equity of the accumulated deficit attributed to Congoleum, $37.1 million of which was recorded against accumulated other comprehensive income for prior period pension adjustments and $53.6 million was recorded as a gain from deconsolidation in net income of discontinued operation. Net income of the discontinued operation for the year ended December 31, 2010 is comprised of (in thousands):

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses in previous years have generally been within management’s expectations. None of the Company’s customers accounted for more than 10% of consolidated net sales for each of the years 2010 and 2009 or 10% of the Company’s consolidated accounts receivable as of December 31, 2010 or 2009.

Cash, Cash Equivalents and Short-Term Investments

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase. The carrying value of cash equivalents approximates fair value.

Periodically, the Company invests in U.S. bank certificates of deposit (“CD”). Such investments are classified as short-term investments if the original maturity is greater than three months. If the original maturity of a CD is less than three months, the CD is included in cash. The carrying values of the Company’s CD’s approximate their fair values.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 47% of the Company’s domestic inventories. The use of LIFO results in a better matching of costs and revenues. Cost is determined by the first-in, first-out (FIFO) method for the Company’s foreign inventories. The Company records as a charge to cost of products sold any amounts required to reduce the carrying value of inventories to net realizable value.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Debt Issuance Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the term of the related debt agreements. Debt issuance costs at December 31, 2010 and 2009 amounted to $1.1 million and $1.7 million, respectively, net of accumulated amortization of $898 thousand and $299 thousand, respectively, and are included in other noncurrent assets.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, it projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company evaluated the recoverability of its other long-lived assets and determined they were not impaired as of December 31, 2010 or 2009.

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company’s warranty reserves (in thousands):

	2010	2009

Beginning balance	$896	$912
Accruals	1,610	876
Charges	(1,446)	(892)

Ending balance	$1,060	$896

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Environmental and Product Liabilities

The Company accrues for costs associated with its environmental claims on an undiscounted basis when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including the extent of clean-up activities to be performed, the methods employed in the clean-up activities, the Company’s relative share in costs at sites where other parties are involved, existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. When future liabilities have been recorded for a potential liability, a determination is made as to whether such liabilities are reimbursable by insurance coverage or other source of reimbursement, and a receivable is recorded related to the expected recovery provided such recovery is undisputed and deemed highly probable. Legal fees associated with these claims are accrued when the Company deems that their occurrence is probable and the fees are reasonably estimable. See Notes 4, 6 and 8.

Asbestos Liability and Insurance Receivable

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

In March 2010, in accordance with its partnership agreement, the Company’s majority-owned (94.5%) subsidiary K&M Associates L.P. (“K&M”) made a $1.8 million distribution to its partners. The amount of the distribution made to the minority partner of K&M was $98 thousand (5.5%), which reduced noncontrolling interests. On August 23, 2010, the Company acquired the 5.5% minority interest in K&M in a non-cash transaction. The Company recognized $30 thousand of income attributable to non-controlling interests in K&M, net of tax, for the eight months ended August 28, 2010.

At December 31, 2010, the non-controlling interest recorded on the Company’s balance sheet represents the 37.5% non-controlling interest of Tullahoma Properties LLC, a non-operating company that owns a parcel of land in Tullahoma, Tennessee.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred. Expenses incurred for promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel. Advertising expense (including cooperative advertising) amounted to $1.2 million and $1.1 million for 2010 and 2009, respectively. General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental. In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, and environmental remediation costs. The Company also records shipping, handling, purchasing and finished goods inspection costs in general and administrative expenses. Shipping and handling costs for the years ended December 31, 2010 and 2009 were $5.1 million and $4.2 million, respectively. Purchasing and finished goods inspection costs were $918 thousand and $944 thousand for 2010 and 2009, respectively.

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

The Company recognizes any interest and penalties as a component of income tax expense.

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

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $1.7 million for each of the years ended December 31, 2010 and 2009.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Balance sheet accounts of foreign subsidiaries are translated at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders’ equity. Realized exchange gains and losses (immaterial in 2010 and 2009) are included in current operations.

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

Subsequent Events

In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting guidance was effective for interim and annual periods ending after June 15, 2009. In particular, the new accounting guidance established (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. There were no events subsequent to December 31, 2010 that required disclosure under the new accounting standards.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Inventories

Inventories at December 31 consisted of the following (in thousands):

	2010	2009

Finished goods	$21,745	$19,339
Consigned inventory	2,515	1,257
Work-in-process	8,416	7,574
Raw materials and supplies	5,930	4,800

	$38,606	$32,970

At December 31, 2010, domestic inventories determined by the LIFO inventory method amounted to $8.0 million ($6.5 million at December 31, 2009). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $3.3 million and $2.6 million higher at December 31, 2010 and 2009, respectively. During 2009, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The liquidations resulted in lower cost of sales of $287 thousand for 2009.

3. Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows (in thousands):

	2010	2009

Land and improvements	$2,596	$2,596
Buildings	31,017	30,557
Machinery and equipment	98,941	96,815
Construction-in-progress	1,414	1,056
	133,968	131,024
Less accumulated depreciation	104,077	99,733

	$29,891	$31,291

Depreciation expense amounted to $3.8 million for each of the years 2010 and 2009.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Accrued Expenses

Accrued expenses at December 31 consisted of the following (in thousands):

	2010	2009

Accrued advertising and sales promotions	$4,995	$5,137
Employee compensation and related benefits	4,906	4,326
Environmental liabilities	982	1,118
Royalties	1,133	1,079
Income taxes	805	72
Professional fees	710	850
Other	3,333	3,465

	$16,864	$16,047

5. Financing Arrangements

Long-term debt and notes payable under revolving credit facilities at December 31 were as follows (in thousands):

	2010	2009

Notes payable (current)	$4,639	$4,051

Term loan	$6,111	$7,444
Other notes	1,227	1,138
Total term debt	7,338	8,582
Less current portion	1,487	1,448

Non-current term debt	$5,851	$7,134

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Financing Arrangements (continued)

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letter of credit facility sublimit) subject to availability under the Revolver. The Revolver expires on June 30, 2012. The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At December 31, 2010, the Company had $4.6 million and $6.1 million outstanding under the Revolver and Term Loan, respectively, and $13.1 million of additional unused borrowing capacity available under the Revolver.

Interest is payable monthly on borrowings under the Credit Agreement at rates based on a base interest rate plus an applicable margin for each type of loan, which varies depending on whether the loan is based on U.S., Canadian, or Eurodollar rate loans and which ranges from an applicable rate of two hundred basis points over U.S. and Canadian base rates to four hundred basis points over Eurodollar base rates for revolving debt loans and three hundred basis points over U.S. base rates and five hundred basis points over Eurodollar base rates for the Term Loan. The Credit Agreement charges the Company a monthly unused borrowing line fee, at a rate equal to five-eighths of one percent (0.625%) per annum. In addition, the Credit Agreement imposes a monthly letter of credit fee equal to four percent (4%) per annum for unused letter of credit availability. At December 31, 2010 and 2009, the weighted average interest rate for the Company’s notes payable was 4.79% and 4.76%, respectively, and the weighted average interest rate on the Term Loan was 5.36% and 6.25%, respectively.

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

On June 30, 2009, the Company also entered into accounts receivable financing agreements (the “FGI Financing Agreements”) with Faunus Group International (“FGI”). The FGI Financing Agreements were intended to provide up to a maximum amount outstanding at any time of $4.0 million in net amounts funded based upon an 80% advance rate. Fees under the FGI Financing Agreements included a monthly collateral management fee equal to 0.66% of the average monthly balance of accounts purchased by FGI as well as interest on the daily net funds employed at a rate equal to the greater of (i) 7.0% or (ii) 2.5% above FGI’s prime rate, and were subject to certain minimum monthly amounts. ABI’s ability to borrow funds under the FGI Financing Agreements during 2009 was less than anticipated; at December 31, 2009, the Company had $803 thousand payable to FGI. In January 2010, the Company terminated the FGI Financing Agreements, repaid the outstanding balance, and paid an $80 thousand early termination fee.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Financing Arrangements (continued)

Other Notes

In 1998, the Company obtained a loan from a local bank in connection with the acquisition of a building in Singapore. The loan was for 2.7 million Singapore dollars (US $1.5 million at the foreign currency exchange rate in effect when the loan was obtained). The loan, which is secured by a mortgage, is payable in equal installments through 2018. The interest rate is 4.5%, and the loan is secured by the property acquired with the proceeds of the loan.

Interest

Interest paid on all outstanding debt amounted to $926 thousand and $1.0 million for 2010 and 2009, respectively.

Future Payments

Principal payments on the Company’s long-term debt obligations due in each of the next five years are as follows (in thousands):

2011	$1,487
2012	1,489
2013	1,496
2014	1,474
2015	924
2016 and thereafter	468

6. Other Liabilities

Other liabilities at December 31 consisted of the following (in thousands):

	2010	2009

Pension benefit obligations	$6,973	$5,996
Environmental remediation and product related liabilities	7,516	5,570
Income taxes	808	1,273
Other	1,474	1,817

	$16,771	$14,656

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

The Company also maintains nonqualified supplemental employee retirement plans (“SERPs”) for certain current and former employees. The aggregate projected benefit obligations of these SERPs was $648 thousand and $547 thousand at December 31, 2010 and 2009, respectively. The plans are unfunded plans, and Company contributions made for benefits paid were $42 thousand in each of the years 2010 and 2009. The Company’s benefit obligation and pension expense related to these SERPs have been included in the tables below.

The tables below summarize the change in the benefit obligation, the change in plan assets, reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans, and the funded status of the plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	2010	2009
	(in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$28,656	$26,287
Service cost	811	671
Interest cost	1,750	1,647
Plan participants contributions	189	170
Actuarial (gain) loss	1,748	(200)
Foreign currency exchange rate changes and other	1,217	1,875
Benefits paid	(1,448)	(1,794)

Benefit obligation at end of year	$32,923	$28,656

Change in Plan Assets:
Fair value of plan assets at beginning of year	$24,082	$18,759
Actual return on plan assets	2,325	3,993
Employer contribution	1,330	911
Plan participants contribution	189	170
Foreign currency exchange rate changes	842	2,043
Benefits paid	(1,448)	(1,794)

Fair value of plan assets at end of year	$27,320	$24,082
47

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of year-end were as follows:

	2010	2009
Discount rate	5.50%	6.00% - 6.25%
Rate of compensation increase	3.00% - 3.50%	3.00% - 3.50%

The funded status of the plans and the unrecognized amounts included in accumulated other comprehensive loss as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Unfunded status	$(5,603)	$(4,574)
Unrecognized net actuarial loss	728	(311)
Unamortized prior service cost	800	884

Net amount recognized	$(4,075)	$(4,001)

The amounts recorded in the consolidated balance sheets as of December 31, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	2010	2009

Other assets (noncurrent)	$1,413	$1,422
Accrued benefit liability – current	(44)	—
Accrued benefit liability – non-current	(6,973)	(5,996)
Accumulated other comprehensive loss	1,529	573

Net amount recorded	$(4,075)	$(4,001)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

Some of the Company’s pension plans have projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets. The aggregate benefit obligations and fair value of plans assets for plans that were overfunded and underfunded as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Underfunded plans
PBO	$17,057	$14,709
Fair value of plan assets	10,041	8,714
Funded status	(7,016)	(5,995)
ABO	15,643	13,092
Overfunded plan
PBO	$15,866	$13,947
Fair value of plan assets	17,279	15,368
Funded status	1,413	1,421
ABO	14,267	12,937
All plans
PBO	$32,923	$28,656
Fair value of plan assets	27,320	24,082
Funded status	(5,603)	(4,574)
ABO	29,910	26,029

The components of net periodic benefit cost for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Pension Benefits
	2010	2009

Service cost	$811	$671
Interest cost	1,750	1,647
Expected return on plan assets	(1,666)	(1,353)
Amortization of net loss	109	111
Amortization of prior service cost	12	—
Recognized net actuarial (gain) loss	(33)	103

Net periodic benefit cost	$983	$1,179
49

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

Changes recognized in Other Comprehensive Income for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Net actual (gain) loss	$997	$(2,962)
Recognized actuarial gain	33	(103)
Prior service (credit) cost	(113)	(107)
Recognized prior service credit	(13)	(12)
Foreign exchange	52	(337)
Total changes recognized in Other Comprehensive Income (before tax effect)	$956	$(3,521)

The Company’s estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2011 is expected to be $73 thousand and $125 thousand, respectively.

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

	2010	2009

Discount rate	5.75% - 6.25%	5.75% - 7.50%
Expected long-term return on plan assets	6.75% - 7.00%	7.00%
Rate of compensation increase	3.00% - 3.50%	3.00% - 3.50%

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

Plan Assets

The Company has an investment strategy for its pension plans that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary investment management objective for the plans’ assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects each plan’s assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions. The Company selects professional money managers whose investment policies are consistent with the Company’s investment strategy and monitors their performance against appropriate benchmarks. The Company’s target asset allocation is consistent with the weighted-average allocation at December 31, 2010.

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

Plans assets do not include any Level 3 investments. The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2010 and 2009.

	December 31, 2010
	Level 1	Level 2	Total
	(In thousands)

Cash and money market funds	$167	$—	$167	0.6%
Equity mutual funds	3,290	3,799	7,089	25.9
Fixed income mutual funds	—	2,967	2,967	10.9
Common stocks	9,874	—	9,874	36.1
Government agencies	—	1,890	1,890	6.9
Treasury obligations	—	451	451	1.7
Corporate bonds	—	4,882	4,882	17.9

	$13,331	$13,989	$27,320	100.0%

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

	December 31, 2009
	Level 1	Level 2	Total
	(In thousands)

Cash and money market funds	$143	$—	$143	0.6%
Equity mutual funds	2,762	3,303	6,065	25.2
Fixed income mutual funds	—	2,690	2,690	11.2
Common stocks	8,728	—	8,728	36.2
Government agencies	—	2,357	2,357	9.8
Treasury obligations	—	172	172	0.7
Corporate bonds	—	3,927	3,927	16.3

	$11,633	$12,449	$24,082	100.0%

Contributions

American Biltrite expects to contribute $1.7 million to its pension plans in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2010.

(in thousands)
2011	$1,689
2012	1,741
2013	1,781
2014	1,828
2015	1,887
2016 - 2020	9,950

Defined Contribution Plans

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% to 20% of compensation (subject to annual Internal Revenue Code limits) with the Company partially matching contributions. Defined contribution pension expense for the Company was $372 thousand and $361 thousand for the years ended December 31, 2010 and 2009, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2025. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $1.6 million in 2010 and $2.0 million in 2009.

Future minimum payments relating to operating leases are as follows (in thousands):

2011	$1,169
2012	918
2013	635
2014	350
2015	285
Thereafter	2,061

$5,418

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products. Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms. These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts. At December 31, 2010, the Company’s commitments for minimum royalty and advertising payments were as follows (in thousands):

2011	$2,590
2012	2,588
2013	2,475

$7,653

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

Environmental and Other Liabilities

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

The Company records a liability for environmental remediation claims when it becomes probable that the Company will incur costs relating to a clean-up program or will have to make claim payments and the costs or payments can be reasonably estimated. As assessments are revised and clean-up programs progress, these liabilities are adjusted to reflect such revisions and progress.

The following table summarizes American Biltrite’s recorded assets and liabilities for environmental, asbestos and other contingencies:

	December 31
	2010		2009
	Liability	Receivable	Liability	Receivable
	(In thousands)
Environmental liabilities
Accrued expenses	$771		$907
Other liabilities, non-current	7,516		5,570
Other assets, non-current	—	$3,192	—	$2,498
	8,287	3,192	6,477	2,498
Asbestos product liability
Asbestos-related liabilities, non-current	17,700	—	17,700	—
Insurance for asbestos-related liabilities, non-current	—	17,646	—	17,646
	17,700	17,646	17,700	17,646

Other
Other liabilities, current	211	—	211	—
Other liabilities, non-current	632	—	843	—
	843	—	1,054	—

	$26,830	$20,838	$25,231	$20,144
55

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,261 pending claims involving approximately 1,807 individuals as of December 31, 2010. These claims relate to products of ABI’s former tile division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31, 2010 and 2009 was as follows:

	2010	2009

Claims at January 1	1,193	1,269
New claims	304	240
Settlements	(29)	(25)
Dismissals	(207)	(291)

Claims at December 31	1,261	1,193

ABI has primary and multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims were approximately $4.6 million in 2010 and $5.7 million in 2009 all of which were paid by ABI’s umbrella insurance carriers in the respective years, as were the related defense costs. In June 2008, ABI’s primary layer insurance carriers advised ABI that coverage limits under the February 1996 coverage-in-place agreement had exhausted. In August 2008, ABI and its applicable first-layer excess umbrella carriers reached an understanding on the coverage under ABI’s applicable first-layer excess umbrella policies (the “Umbrella Coverage”), including defense and indemnity obligations, allocation of claims to specific policies, and other matters. There was no gap in coverage following the exhaustion of the primary layer insurance coverage.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to vigorously defend against and strategically settle those claims on a case-by-case basis in the normal course of business. Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in factors could have a material impact on the Company’s liability. The estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by two years to the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this reduces the liability in the low estimate by about 20% (assuming all other variables remain constant).

The Company utilized an actuarial study in 2009 to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claim costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. Due to the numerous variables and uncertainties, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a six year horizon using the 2009 data. The Company did not obtain an actuarial study in 2010 because there were no significant changes in factors during the year. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed in the next six years, excluding defense costs, was $17.7 million to $62.0 million as of December 31, 2010. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million in its financial statements which represents the minimum probable and reasonably estimable amount for the future liability at the present time.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at December 31, 2010, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, and the continuing solvency of various insurance companies. These amounts were based on currently known facts by ABI and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement costs, or that it will receive the insurance recoveries which it has accrued. The Company believes that it is reasonably possible that it will incur charges for resolution of asbestos claims in the future, which could exceed the Company’s existing reserves. The Company’s strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis. The Company believes it has substantial insurance coverage to mitigate future costs related to these matters.

ABI has been named as a Potentially Responsible Party (“PRP”) within the meaning of that term under the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended (“CERCLA”), with respect to seven sites located in six separate states (the “CERCLA Sites”).

At one of the seven sites, which is located in Southington, Connecticut, (the “Southington Site”), an ABI subsidiary (“Ideal”) is named as a PRP. At the Southington Site, Ideal is considered a performing party. In 2008, Ideal agreed to a settlement that required it to pay $671 thousand for remediation of this site. While Ideal did not receive a release from future obligations relating to the Southington Site, it is not anticipated that any further assessments will be made against Ideal any time in the foreseeable future. Under a preexisting agreement between ABI and a former owner of ABI assets, The Biltrite Corporation (“TBC”), which agreement provides for the allocation of certain environmental costs between ABI and TBC (the “TBC Agreement”) relating to certain current and former assets of ABI, TBC reimbursed Ideal for 37.5% of that settlement amount.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

At another site, ABI, together with a number of other named PRPs, entered a consent decree and site remediation agreement (the “Agreements”) in September 1996, which, without admission of liability by the PRPs, requires remediation of the Interstate Leeds Company (“ILCO”) Superfund site located in Leeds, Alabama (the “ILCO Site”). The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $3.6 million to $4.4 million. Pursuant to a final allocation among consent decree participants, ABI’s share of the currently estimated future remediation costs range from approximately $189 thousand to $229 thousand. These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, bankrupt PRP’s and TBC’s share of those costs, which pursuant to the TBC Agreement is 37.5% of those remediation costs incurred by ABI. A substantial share of ABI’s future remediation costs with respect to the ILCO Site will be payable over the next one to five years.

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

A lawsuit was brought by Olin Corporation (“Olin”), the present owner of a former chemical plant site in Wilmington, Massachusetts (the “Olin Site”), in 1993 in the Federal District Court of Massachusetts, against ABI and three other defendants, which alleged that ABI and the three other defendants were liable for a portion of the soil and groundwater response and remediation costs at the Olin Site. A wholly-owned subsidiary of ABI owned and operated the Wilmington plant from 1959 to 1964 and for approximately one month during 1964, ABI held title to the property directly.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2011 will be approximately $3.7 million. ABI has estimated total costs, including for 2011, to be in the range of $22.8 million to $42.8 million. As of December 31, 2010, ABI has estimated its potential liability to Olin to be in the range of $5.4 million to $9.7 million after allocation for the annual reimbursement of $100 thousand for Olin’s internal costs and before any recoveries from insurance and TBC. Costs are expected to be paid over approximately the next ten years. In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection (“Maine DEP”) has put Miller Industries, Inc, (“Miller”) the present owner of a former sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September of 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant were liable for costs to clean up a dumpsite (“Parcel A”) and a second parcel of land (“Parcel B”), which is alleged to contain polychlorinated biphenyls (“PCB’s”) in the soil. The lawsuit, captioned Miller Industries, Inc. v American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller was seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the “Maine Sites”). The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted. In January 2006, ABI was notified by the Maine DEP that it is a PRP as to both Parcel A and Parcel B. Subsequently, Parcel B was named an EPA site. Prior to the commencement of the lawsuit by Miller, ABI had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs. Miller replaced its environmental consultant with a new environmental consultant in 2010. This consultant provided the parties with new information as to the estimated cost to clean up Parcel A. Based upon this new information, ABI believes that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $3.4 million and $5.7 million. ABI has been advised by Miller that the clean-up for Parcel B has been completed under budget. ABI has been assessing the potential availability of insurance coverage for such costs. ABI is not at this time able to determine what its potential liability will be with regard to the Maine Sites since ABI has neither accepted nor negotiated its allocable share of the costs with Miller. Pursuant to the TBC Agreement, TBC is liable for 37.5% of costs these incurred by ABI for the Maine Sites.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

The Company has been placed on notice by a group of four companies that entered into a settlement agreement with the EPA agreeing to fund and carry out a time critical remedial action (the “Ward Performing Parties”) that it is a potential responsible party of a claim at the Ward Transformer Superfund Site in Raleigh, North Carolina (the “Ward Site”). There are three areas in the Ward Site which are to be remediated in two phases. ABI is to be treated as a de minimis party at this site. A Phase I settlement offer was made by the Ward Performing Parties to the named PRPs for this site. ABI accepted the settlement offer that provided for payment by ABI of $69 thousand for remediation costs. The Company expects a Phase II settlement offer to be made to it, but it does not currently know what amount any such settlement offer would seek from ABI. Pursuant to the TBC Agreement, TBC is liable for 37.5% of these remediation costs, incurred by ABI for the Ward Site.

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI’s liabilities at the CERCLA Sites and the state-supervised sites in Maine as well as the Olin Site with respect to the previous supervision of that site by the Massachusetts Department of Environmental Protection. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims and ABI shared 37.5% of the amount of that reimbursement with TBC pursuant to the TBC Agreement. Included in this insurance reimbursement is a payment of $4.6 million by one carrier in December 2005. Another carrier has agreed to reimburse the Company for 2.5% of the Company’s liabilities regarding the future environmental expenses related to the Olin Site, $141 thousand of which was reimbursed through December 31, 2010 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the TBC Agreement. ABI and one of its insurance carriers continue to discuss ABI’s remaining demands for insurance coverage for these sites.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

In connection with the transfer of ABI’s Trenton, NJ tile plant to Congoleum in 1993, the Company entered an administrative consent order with the New Jersey Department of Environmental Protection for any environmental remediation the state may require at that location. Pursuant to the contribution in 1993 of the Company’s former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site. Congoleum has established a remediation trust fund of $100 thousand as financial assurance for certain remediation funding obligations. The Company remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the business, results of operations and financial position of the Company.

As of December 31, 2010 and 2009, ABI recorded a reserve of $8.3 million and $6.5 million, respectively, which represent probable and reasonably estimable amounts to cover the anticipated remediation costs described above based on facts and circumstances known to the Company. The Company has also recorded a receivable of $3.2 million and $2.5 million as of December 31, 2010 and 2009, respectively, for ABI’s estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As a result, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company’s earnings in future periods. The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

Other

In the ordinary course of its business, ABI may become involved in lawsuits, administrative proceedings, product liability and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts, and the matters may remain unresolved for several years.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes

The Company is subject to income taxes in the United States and certain foreign jurisdictions. Judgment is required in determining the consolidated provision for income taxes and recording the related assets and liabilities.

The components of income (loss) from continuing operations before the provision for (benefit from) income taxes and other items for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Domestic	$3,548	$(3,751)
Foreign	610	37

	$4,158	$(3,714)

Significant components of the provision for (benefit from) income taxes for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Current:
Federal	$512	$(214)
Foreign	769	164
State	315	112
Total current	1,596	62

Deferred:
Federal	—	—
Foreign	(1,724)	—
State	—	—
Total deferred	(1,724)	—
	$(128)	$62

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The reconciliation of income tax (benefit) provision computed at the U.S. federal statutory tax rate to the effective tax rate of the Company’s tax (benefit) provision for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009

U.S. statutory rate	34.0%	(34.0)%
State income taxes, net of federal benefits	3.7	(6.6)
Foreign tax rate difference	(6.4)	(0.3)
Tax credits	(9.9)	(25.0)
Non-deductible items	(2.0)	25.5
Valuation allowance	(55.7)	41.0
Change in tax liability reserves	14.6	—
Expired net operating losses	17.1	5.3
Other	1.5	(4.2)

Effective tax rate	(3.1)%	1.7%

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Inventory	$448	$195
Investments	3,682	3,652
Accruals and reserves	1,642	1,993
Environmental reserves	2,404	2,056
Postretirement benefit obligations	2,814	2,572
Depreciation and amortization	1,098	658
Net operating losses and credit carryforwards	2,150	3,838
Total deferred tax assets	14,238	14,964
Less valuation allowance	(9,951)	(11,889)
Net deferred tax assets	4,287	3,075

Deferred tax liabilities:
Depreciation and amortization	2,514	2,940
Postretirement benefit obligations	297	312
Other	—	135
Total deferred tax liabilities	2,811	3,387

Net deferred tax asset (liability)	$1,476	$(312)

As of December 31, 2010, the Company had state net operating loss (“NOL”) carryforwards of $7.7 million and U.S. federal and state tax credit carryforwards of $482 thousand. The Company’s NOL’s and credit carryforwards have already begun to expire and will continue to expire through 2029. As of December 31, 2010, the Company had foreign NOL carryforwards of $3.0 million, which do not expire. Due to the uncertainty surrounding the realization of the Company’s domestic deferred tax assets and as a result of cumulative losses from its U.S. operations in recent years, the Company has provided a full valuation allowance against the Company’s domestic deferred tax assets. The valuation allowance related to these domestic deferred tax assets increased by $784 thousand during 2010.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

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

As of December 31, 2010, AB Canada had NOL’s in the amount of $844 thousand, which will expire if unused in 2014 and 2015. As of December 31, 2010, the Company reversed the valuation allowance previously maintained against the AB Canada net deferred tax assets. The Company’s assessment was based upon its cumulative history of earnings before taxes for financial reporting purposes over a three year period and an assessment of its expected future results of operations for the Canadian operations as of December 31, 2010. As a result, the Company recognized net deferred tax assets of $1.5 million for AB Canada. As of December 31, 2009, AB Canada had a net deferred tax liability of $312 thousand as it maintained a full valuation allowance against its deferred tax assets. AB Canada’s valuation allowance decreased by $2.7 million during 2010.

The Company’s consolidated valuation allowance decreased by $1.9 million during 2010.

Through December 31, 2010, the Company has not provided U.S. income taxes on approximately $19.9 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

In 2007, the Company adopted the accounting rules for the accounting of uncertain tax positions in accordance with U.S. GAAP. During the years ended December 31, 2010 and 2009, the Company increased (decreased) its liability for unrecognized tax benefits by $449 thousand and $(279) thousand, respectively, for uncertain tax positions taken in the current and prior years. The Company also recorded additional interest and penalty expense of approximately $184 thousand and $31 thousand during 2010 and 2009, respectively, in connection with uncertain tax positions. As of December 31, 2010 and 2009, the Company had $774 thousand and $590 thousand of interest and penalties accrued, respectively. If the tax benefits are ultimately recognized, the effective tax rates in any future periods would be favorably affected by approximately $2.0 million. In addition, it is reasonably possible that during the next twelve month period, the Company’s liability for unrecognized tax benefits could decrease anywhere between zero and approximately $1.1 million relating to the settlement of audits.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of the allowance for uncertain tax positions for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Balance at January 1	$1,110	$1,389
Increase (decrease) for tax positions taken during a prior year	401	(41)
Increase (decrease) for tax positions taken during the current year	48	(15)
Decreases relating to settlements	—	(223)
Decrease resulting from the expiration of the statute of limitations	—	—

Balance at December 31	$1,559	$1,110

The Company’s federal and state income tax returns are subject to examination for all tax years from 2005 to the present. However, the tax years in which losses arose may be subject to audit when such NOL and tax credit carryforwards are utilized to offset taxable income and tax liabilities in future periods. AB Canada is currently under audit by the Canadian Revenue Authority (“CRA”) for the years ending 2002 through 2007. In January 2011, the CRA notified AB Canada that certain amounts related to the Company’s management fees and net operating loss carryforwards of a discontinued operation will be disallowed. If the CRA positions are sustained in full, the Company’s tax liability would increase by approximately $3.6 million plus interest and penalties for these years. While AB Canada has not yet received a formal assessment from the CRA, the Company intends to vigorously defend its positions. The Company’s estimate of its potential liability is included in its allowance for uncertain tax positions; however, the outcome of this audit is uncertain and therefore, the impact on the financial position and results of operations of the Company cannot be fully determined.

During 2010 and 2009, the Company made payments for income taxes of $1.3 million and $270 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Other Comprehensive Income

The Company records unrealized gains or losses on foreign currency translation adjustments and changes in pension liabilities in other comprehensive income. Components of other comprehensive income (loss) for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Foreign currency translation adjustments	$997	$2,699
Defined benefits plan adjustments
Continuing operations	(719)	3,521
Discontinued operation	—	14,429
Noncontrolling interest	—	(6,487)
Deconsolidation of Congoleum	37,127	—
Net change in accumulated other comprehensive income	$37,405	$14,162

During 2010 and 2009, the Company recorded unrealized gains as a result of increases in the exchange rates used to convert Canadian dollars to U.S. dollars. The exchange rates used to translate the Canadian division’s balance sheets as of December 31, 2010 and 2009 were approximately 5% and 16% higher, respectively, than the exchange rate used for the prior year end.

During 2010 and 2009, the Company recorded a net adjustment of $719 thousand and $3.5 million, respectively, to accumulated other comprehensive income (“AOCI”) as a result of changes in the funded status of the pension plans of the continuing operations (see Note 7). For the year ended December 31, 2009, the Company also recorded an adjustment of $14.4 million to AOCI for the change in the funded status of Congoleum’s pension and other benefit plans. In accordance with the adoption of new accounting rules for noncontrolling interests effective January 1, 2009, the Company recognized the noncontrolling interest in Congoleum’s adjustment of $14.4 million.

The deconsolidation of Congoleum in July 2010 resulted in the elimination from American Biltrite’s consolidated stockholders’ equity of the accumulated deficit attributed to Congoleum, $37.1 million of which was recorded against accumulated other comprehensive income for prior period pension and other benefit plans adjustments.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Other Comprehensive Income (continued)

As of December 31, 2010 and 2009, the components of accumulated other comprehensive loss, net of taxes and noncontrolling interests, were as follows (in thousands):

	2010	2009

Foreign currency translation adjustments	$3,310	$2,313
Pension liability	(4,993)	(41,401)

	$(1,683)	$(39,088)

11. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2010 and 2009 (in thousands, except share and per share amounts):

	2010	2009
Numerator:
Net income (loss) of continuing operations	$4,231	$(3,859)
Net income (loss) of discontinued operation	52,938	(8,349)

Net income (loss) attributable to controlling interests	$57,169	$(12,208)
Denominator:
Basic income per share: Weighted-average shares	3,441,431	3,441,546
Dilutive employee stock options	4,611	—
Diluted income per share: Adjusted weighted-average shares and assumed conversions	3,446,042	3,441,546

Net income (loss) per share attributable to controlling interests
Basic
Continuing operations	$1.23	$(1.12)
Discontinued operation	15.38	(2.43)

	$16.61	$(3.55)
Diluted
Continuing operations	$1.23	$(1.12)
Discontinued operation	15.36	(2.43)

	$16.59	$(3.55)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Option Plans

ABI maintains a stock award and incentive plan which permits the issuance of options, stock appreciation rights (“SARs”), limited SARs, restricted stock, restricted stock units and other stock-based awards of ABI to selected employees and independent contractors of the Company. Under the terms of the stock award and incentive plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share on the date of grant (as determined under the plan), as determined by the Committee. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the exercise price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan. No SARs or restricted stock have been granted under the plan since its adoption. Other than the restrictions that limit the sale and transfer of restricted stock granted under the plan, recipients of restricted stock granted under the plan generally are entitled to all the rights of a stockholder.

The Company also maintains a stock award plan for non-employee directors, which permits the issuance of options to purchase up to 100,000 shares of ABI common stock by non-employee directors. Under the terms of the plan, options granted are nonqualified and are issued at a price equal to 100% of fair market value at the date of grant (as determined under the plan). On July 1st of each year, ABI grants options to each of its non-employee directors. Options granted under the plan are exercisable six months after the date of grant.

On November 16, 2009, ABI granted 6,000 options to certain employees of ABI under its employee stock option plan. The weighted-average grant date fair value of the options was $0.81. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.46%, expected dividend yield of zero percent, volatility factor of the expected market price of the Company’s common stock of 46.5%, and a weighted-average expected life of the options of seven years. The options vest 20% on the anniversary of the grant date for five years. The Company recognizes compensation expense ratably over the vesting period. During 2010 and 2009, ABI recognized stock compensation expense of $192 thousand and $197 thousand, respectively, for employee options.

On July 1, and August 10, 2010 and July 1, 2009, 3,000, 1,000 and 3,500 options were granted to the Company’s non-employee directors, respectively. The weighted-average grant date fair value of the options was $1.95, $1.88 and $0.71, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2010 and 2009: risk-free interest rate of 3.62%, expected dividend yield of zero percent for each of the two years, volatility factor of the expected market price of the Company’s common stock of 44.3%, and a weighted-average expected life of the options of seven and one-half years. The options granted vested or will vest six months from the grant dates. During 2010 and 2009, ABI recognized expense of $6 thousand and $2 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Option Plans (continued)

The total fair value of ABI options that vested during 2010 and 2009 was $172 thousand and $184 thousand, respectively.

The following tables summarize information about ABI’s stock options:

	2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	536,500	$8.14	535,500	$8.39
Granted	4,000	3.64	9,500	1.47
Exercised	—	—	—	—
Expired	(19,000)	13.85	(6,000)	20.50
Forfeited	(33,000)	8.12	(2,500)	7.76

Outstanding at end of year	488,500	7.88	536,500	8.14

Options exercisable at end of year	337,800	$8.62	325,000	$9.38
Available for grant at end of year	394,520		346,520

At December 31, 2010, the Company’s stock price closed at $7.02. Based on this stock price, the aggregate intrinsic values of the Company’s outstanding stock options and vested stock options at December 31, 2010 were $211 thousand and $91 thousand, respectively.

Range of Exercise Price	Outstanding at December 31, 2010	Weighted- Average Exercise Price	Exercisable at December 31, 2010	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)

$ 1.34 - $ 4.75	25,500	$3.29	11,900	$3.37	8.3
$ 6.50 - $ 9.80	451,500	$8.03	314,400	$8.69	5.3
$10.97 - $14.00	11,500	$12.17	11,500	$12.17	2.8

Stock option information related to nonvested shares for ABI’s stock option plans for the year ended December 31, 2010 was as follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at December 31, 2009	211,500	$3.33
Granted	4,000	1.88
Vested	(53,600)	3.21
Forfeited	(11,200)	3.49

Nonvested at December 31, 2010	150,700	$3.32
71

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Option Plans (continued)

The compensation expense the Company will recognize from January 2011 through December 2014 is approximately $405 thousand with respect to the nonvested options outstanding as of December 31, 2010, assuming those options vest in accordance with their terms.

Upon exercise of stock options, ABI issue shares from its treasury stock.

13. Industry Segments

The Company has three segments for financial reporting purposes: the tape division, jewelry and a Canadian division. The tape division segment manufactures paper, film, HVAC, electrical, shoe and other tape products for use in industrial and automotive markets in two production facilities in the United States, and in finishing and sales facilities in Belgium and Singapore. The jewelry segment consists of the Company's subsidiary K&M Associates L.P., a national costume jewelry supplier to mass merchandisers and department stores. The Company's Canadian division, its wholly-owned subsidiary American Biltrite (Canada) Ltd., produces flooring, rubber and other industrial products. The Company’s continuing operations is comprised of the three reportable segments.

Prior to July 1, 2010, the Company had a flooring segment, which consisted of Congoleum, a manufacturer of resilient floor coverings. On July 1, 2010, Congoleum’s plan of reorganization became effective and, consequently, ABI’s ownership interest in Congoleum was cancelled by operation of that plan (see Notes 1 and 14). In the accompanying consolidated financial statements, the historical results of Congoleum have been reported as a discontinued operation. Net sales and segment profit provided below relate to the segments of the continuing operations. Intersegment net sales reported below were sales made by the tape and Canadian divisions to Congoleum for the six months ended June 30, 2010 and the year ended December 31, 2009. Subsequent to June 30, 2010, the Tape and Canadian divisions continued to sell products to reorganized Congoleum. Net sales made by ABI to reorganized Congoleum for the six months ended December 31, 2010 totaled $1.9 million and have been included in net sales to external customers.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Industry Segments (continued)

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

	Years ended December 31
	2010	2009
	(In thousands)
Revenues:
Tape products	$98,740	$75,603
Jewelry	49,223	51,919
Canadian division	56,433	48,080
	204,396	175,602
Sales to Congoleum through June 30, 2010
Tape products	(1,248)	—
Canadian division	(1,520)	(2,594)
	(2,768)	(2,594)

Total consolidated net revenues	$201,628	$173,008

Approximately 51% and 55% of the Canadian division’s revenues from external customers were for flooring products for 2010 and 2009, respectively. The remaining revenues from the Canadian division’s external customers were from sale of rubber and other industrial products.

	Years ended December 31
	2010	2009
	(In thousands)
Interest expense
Tape products	$78	$132
Jewelry	370	526
Canadian division	92	104
Total segment interest expense	540	762
Corporate	382	315

Total consolidated interest expense	$922	$1,077

For the years ended December 31, 2010 and 2009, the Company recorded interest income of $6 thousand and $13 thousand, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Industry Segments (continued)

	Years ended December 31
	2010	2009
	(In thousands)
Depreciation and amortization expense
Tape products	$2,044	$2,024
Jewelry	353	366
Canadian division	1,494	1,440
Total segment depreciation and amortization	3,891	3,830
Corporate	603	486

Total consolidated depreciation and amortization	$4,494	$4,316

Segment (loss) profit
Tape products	$(660)	$(4,370)
Jewelry	3,538	1,637
Canadian division	1,591	349
Total segment (loss) profit	4,469	(2,384)
Reconciling items
Corporate expenses	(240)	(1,377)
Intercompany (loss) profit	(71)	47
Total consolidated loss from continuing operations before income taxes and other items	$4,158	$(3,714)

Segment profit or loss is before income tax expense or benefit.

	December 31
	2010	2009
	(In thousands)
Segment assets
Tape products	$43,894	$42,279
Jewelry	17,914	16,316
Canadian division	34,290	28,656
Total segment assets	96,098	87,251
Reconciling items
Corporate assets	30,652	29,611
Intersegment accounts receivable	(3,520)	(2,765)
Intersegment profit in inventory	—	(42)
Intersegment other asset	—	(109)

Total consolidated assets	$123,230	$113,946
74

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Industry Segments (continued)

	Years Ended December 31
	2010	2009
	(In thousands)
Additions to long-lived assets
Tape products	$714	$939
Jewelry	246	47
Canadian division	1,041	694

Total additions to long-lived assets	$2,001	$1,680

	December 31
	2010	2009
	(In thousands)
Long-lived assets by area
United States	$41,196	$42,351
Canada	12,681	11,676
Europe	593	779
Asia	1,867	1,867

Total long-lived assets	$56,337	$56,673

	Years Ended December 31
	2010	2009
	(In thousands)
Revenues from external customers
United States	$123,056	$108,339
Canada	29,600	24,516
Mexico	3,610	2,233
Europe	19,823	19,454
Asia	22,990	16,277
Other	2,549	2,189

Total revenues from external customers	$201,628	$173,008

Revenues are attributed to regions based on the location of customers.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Discontinued Operation

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

The Congoleum plan of reorganization governs an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum, pursuant to which American Biltrite and reorganized Congoleum entered into a management services and commercial agreement effective as of July 1, 2010, which agreement has a term of two years. The management services and commercial agreement includes the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. For the period July 1, 2010 through December 31, 2010, the Company recorded $400 thousand of income for fees under the management services agreement.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2010
Net sales	$46,631	$50,160	$53,758	$51,079
Gross profit	12,532	13,422	14,036	12,729
Net (loss) income
Continuing operations	(648)	606	2,043	2,230
Discontinued operation	(78)	(549)	53,565	—
Net (loss) income attributable to controlling interest	(726)	57	55,608	2,230

Net (loss) income attributable to controlling interest per share:
Basic
Continuing operations	$(0.19)	$0.18	$0.59	$0.65
Discontinued operation	(0.02)	(0.16)	15.57	—
	$(0.21)	$0.02	$16.16	$0.65
Diluted
Continuing operations	$(0.19)	$0.18	$0.59	$0.65
Discontinued operation	(0.02)	(0.16)	15.54	—
	$(0.21)	$0.02	$16.13	$0.65
2009
Net sales	$39,955	$41,972	$46,524	$44,557
Gross profit	9,461	9,707	12,861	12,959
Net (loss) income
Continuing operations	(3,237)	(1,637)	386	629
Discontinued operation	(2,260)	(520)	(1,062)	(4,507)
Net (loss) income attributable to controlling interest	(5,497)	(2,157)	(676)	(3,878)

Net (loss) income attributable to controlling interest per share:
Basic
Continuing operations	$(0.94)	$(0.48)	$0.11	$0.18
Discontinued operation	(0.66)	(0.15)	(0.31)	(1.31)
	$(1.60)	$(0.63)	$(0.20)	$(1.13)
Diluted
Continuing operations	$(0.94)	$(0.48)	$0.11	$0.18
Discontinued operation	(0.66)	(0.15)	(0.31)	(1.31)
	$(1.60)	$(0.63)	$(0.20)	$(1.13)

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 23, 2011

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The management of American Biltrite Inc. assessed the effectiveness of American Biltrite Inc.’s internal control over financial reporting as of December 31, 2010. In making this assessment, the management of American Biltrite Inc. used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, the management of American Biltrite Inc. believes that, as of December 31, 2010, American Biltrite Inc.’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

(c) Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other information required by this item is incorporated herein by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 9, 2011, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 9, 2011, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	488,500	$ 7.88	394,520
Equity Compensation Plans Not Approved by Security Holders	-	—	—

Total	488,500	7.88	394,520(1)

(1)	Includes 332,520 shares of Common Stock available for issuance under the Company’s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 and further amended on May 6, 2008. In addition to stock options, awards under that plan, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock awards specified in the plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards under that plan.

The information required by this item is incorporated herein by reference in part to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 9, 2011, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 9, 2011, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to ABI’s Proxy Statement for its Annual Stockholders’ Meeting to be held on May 9, 2011, which is to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements and Financial Statement Schedules

(1)	The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2010 and 2009, pages 28 & 29

Consolidated Statements of Operations – Years ended December 31, 2010 and 2009, page 30

Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009, page 31

Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2010 and 2009, page 32

Notes to Consolidated Financial Statements, pages 33 through 77

(2)	The following financial statement schedule is included in Item 15(c)

SCHEDULE II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits

The listing of exhibits required under this item is incorporated herein by reference to pages 86 through 90 of this Form 10-K.

(b)	Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c)	Financial Statement Schedule: The required consolidated financial statement schedule is included on page 84 of this Form 10-K.
83

American Biltrite Inc. and Subsidiaries

Schedule II -- Valuation and Qualifying Accounts

Years ended December 31, 2010 and 2009

(In thousands of dollars)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G
Description	Balance at Beginning of Period	Additions			Deductions - Describe	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts -- Describe	Other

2010
Allowances for doubtful accounts and cash discounts	$2,228	$ 2,768			$3,204(A)	$1,792

2009
Allowances for doubtful accounts and cash discounts	$2,132	$3,173			$3,077(A)	$2,228

(A) Represents accounts charged off during the year, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: March 23, 2011	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2011	by: /s/ Roger S. Marcus
Roger S. Marcus, Chairman of the Board, Chief Executive Officer and Director

Date: March 23, 2011	by: /s/ Richard G. Marcus
Richard G. Marcus, President, Chief Operating Officer and Director

Date: March 23, 2011	by: /s/ William M. Marcus
William M. Marcus, Executive Vice President, Treasurer, Chairman of the Executive Committee and Director

Date: March 23, 2011	by: /s/ Leo R. Breitman
Leo R. Breitman, Director

Date: March 23, 2011	by: /s/ John C. Garrels III
John C. Garrels III, Director

Date: March 23, 2011	by: /s/ Mark N. Kaplan
Mark N. Kaplan, Director

Date: March 23, 2011	by: /s/ James S. Marcus
James S. Marcus, Director

Date: March 23, 2011	by: /s/ Mark S. Newman
Mark S. Newman, Director

Date: March 23, 2011	by: /s/ Kenneth I. Watchmaker
Kenneth I. Watchmaker, Director

Date: March 23, 2011	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3 (1) I	Restated Certificate of Incorporation

3 (2) III	By-Laws, amended and restated as of November 7, 2008

4 (1)	Form of stock certificate

10 (1) IV, II	1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (2) VI	First Amendment to the1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (3) V	K &M Associates L.P. Amended and Restated Agreement of Limited Partnership

10 (4) VII	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

10 (5) XVIII	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated December 22, 2010

10 (6) I, II	Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus Irrevocable Insurance Trust of 1990 Dated June 1, 1990

10 (7) I, II	Description of Supplemental Retirement Benefits for Gilbert K. Gailius

10 (8) VIII	American Biltrite 1999 Stock Option Plan for Non-Employee Directors (as in effect prior to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors)

10 (9) VI	American Biltrite Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

10 (10) IX, II	Description of Employment Arrangement for Gilbert K. Gailius

10 (11) X, II	Split-Dollar Agreement dated as of November 20, 2000 by and between American Biltrite Inc. and Howard N. Feist III
86

Exhibit No.	Description

10 (12) XI	Loan and Security Agreement dated June 30, 2009, by and among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) LTD., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent and the other lenders from time to time party thereto

10 (13) XII	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan prior to March 17, 2008)

10 (14) VI	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10 (15) XII	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan prior to March 31, 2008)

10 (16) VI	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on or after March 31, 2008)

10 (17) XIX	First Amendment to the Loan and Security Agreement dated as July 15, 2009, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent, and the other lenders from time to time party thereto

10 (18) XVI	Amendment No. 2 to Loan and Security Agreement, dated as of March 15, 2010, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent, and the other lenders from time to time party thereto
87

Exhibit No.	Description

10 (19) XVII	Management Services and Commercial Agreement, dated as of July 1, 2010, by and between American Biltrite Inc. and Congoleum Corporation

10 (20) XIII	Response Cost Sharing And Alternative Dispute Resolution Agreement, dated as of May 21, 2007, by American Biltrite Inc. and Miller Industries, Inc.

21 (1)	Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation or organization and the name under which each subsidiary does business)

23 (1)	Consent of Independent Registered Public Accounting Firm

31 (1)	Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31 (2)	Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1) XIV	Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (2) XV	Letter Agreement, dated as of March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (3) XX	Fourth Amended Joint Plan of Reorganization of Congoleum Corporation et al., dated March 11, 2010, as modified, as confirmed by the United States District Court for the District of New Jersey

99 (4) XXI	Press release dated March 16, 2011

_____________________________________________________________

88

I	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1-4773)

II	Compensatory plans required to be filed as exhibits pursuant to Item 15 of Form 10-K

III	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

IV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 (1-4773)

V	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1-4773)

VI	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

VII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

VIII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999

IX	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

X	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

XI	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on July 7, 2009

XII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

XIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on May 21, 2007

XIV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

XV	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2007

89

XVI	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 18, 2010

XVII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on July 8, 2010

XVIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on December 23, 2010

XIX	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

XX	Incorporated by reference to the Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 11, 2010

XXI	Incorporated by reference to the Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 18, 2011

90