Form 10-Q
period 2011-03-31
AMERICAN BILTRITE INC
filed 2011-05-13
CIK 4611

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2011	Commission File Number 1-4773

AMERICAN BILTRITE INC.

(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2011

Common Stock	3,441,357 shares

FORWARD LOOKING STATEMENTS

Some of the information presented in or incorporated by reference in this report constitutes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These forward-looking statements are based on American Biltrite Inc.’s expectations as of the date of this report, of future events. American Biltrite Inc. undertakes no obligation to update any of these forward looking statements, except as may be required by the federal securities laws. Although American Biltrite Inc. believes that these expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and experience, there can be no assurance that actual results will not differ materially from expectations. Any or all of these expectations may turn out to be incorrect and any forward-looking statements made in this report speak only as of the date of this report unless the statement indicates that another date applies. Readers are cautioned not to place undue reliance on any forward-looking statements. Actual results could differ significantly as a result of various factors. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Factors that could cause or contribute to American Biltrite Inc.’s actual results differing from its expectations include those factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and in American Biltrite Inc.’s other filings with the Securities and Exchange Commission, including American Biltrite Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Condensed Balance Sheets – Assets as of March 31, 2011 (Unaudited) and December 31, 2010	1

		Consolidated Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of March 31, 2011 (Unaudited) and December 31, 2010	2

		Consolidated Condensed Statements of Operations (Unaudited) For the Three Months Ended March 31, 2011 and 2010	3

		Consolidated Condensed Statements of Cash Flows (Unaudited) For the Three Months ended March 31, 2011 and 2010	4

		Notes to Unaudited Consolidated Condensed Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 5.	Other Information	34

	Item 6.	Exhibits	35

	Signature		36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS – ASSETS

(In thousands of dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$368	$867
Short-term investments	2,400	2,400
Accounts receivable, net	26,189	21,887
Inventories	41,625	38,606
Taxes receivable	484	631
Prepaid expense & other current assets	2,571	2,502
Total current assets	73,637	66,893

Property, plant & equipment, net	29,931	29,891

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646
Other assets	8,647	8,800
	26,293	26,446

Total assets	$129,861	$123,230

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS –

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands of dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$12,210	$8,829
Accrued expenses	17,176	16,864
Notes payable	7,035	4,639
Current portion of long-term debt	1,489	1,487
Total current liabilities	37,910	31,819

Long-term debt, less current portion	5,382	5,851
Asbestos-related liabilities	17,700	17,700
Other liabilities	16,589	16,771
Total liabilities	77,581	72,141

Stockholders’ equity
Common stock	46	46
Additional paid-in capital	20,189	20,148
Less cost of shares in treasury	(15,133)	(15,133)
Retained earnings	47,254	46,769
Accumulated other comprehensive loss	(1,019)	(1,683)
Total stockholders’ equity of controlling interests	51,337	50,147
Noncontrolling interests	943	942
Total stockholders’ equity	52,280	51,089

Total liabilities and stockholders’ equity	$129,861	$123,230

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Ended March 31, 2011 and 2010

(In thousands of dollars, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010

Net sales	$53,873	$46,631
Cost of products sold	40,767	34,099
Selling, general & administrative expenses	12,836	12,570
Income (loss) from operations	270	(38)

Other income (expense)
Interest income	3	3
Interest expense	(148)	(282)
Other income (expense)	641	(309)
	496	(588)
Income (loss) before income taxes and other items	766	(626)
Provision for income taxes	280	15
Net income (loss)	486	(641)
Noncontrolling interests	(1)	(7)
Net income (loss) from continuing operations of controlling interests	485	(648)
Net loss of discontinued operation, net of noncontrolling interests	—	(78)

Net income (loss) attributable to controlling interests	$485	$(726)

Earnings (loss) per share attributable to controlling interests
Basic
Continuing operations	$0.14	$(0.19)
Discontinued operation	—	(0.02)
	$0.14	$(0.21)
Diluted
Continuing operations	$0.14	$(0.19)
Discontinued operation	—	(0.02)
	$0.14	$(0.21)
Weighted average shares outstanding
Basic	3,441,357	3,441,531
Diluted	3,492,473	3,441,531

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income (loss)	$486	$(719)
Net loss of discontinued operation, net of noncontrolling interests	—	78
Net income (loss) from continuing operations	486	(641)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,079	1,136
Stock compensation expense	41	50
Change in operating assets and liabilities:
Accounts and notes receivable	(3,918)	(3,416)
Inventories	(2,248)	349
Prepaid expenses and other assets	(27)	(239)
Accounts payable and accrued expenses	3,301	1,762
Other	(6)	(196)
Net cash used by operating activities
Continuing operations	(1,292)	(1,195)
Discontinued operation	—	(6,916)
Net cash used by operating activities	(1,292)	(8,111)
Investing activities
Investments in property, plant and equipment	(621)	(321)
Purchase of short-term investments	(2,400)	(2,400)
Proceeds from sale of short-term investments	2,400	2,400
Net cash used by investing activities
Continuing operations	(621)	(321)
Discontinued operation	—	(406)
Net cash used by investing activities	(621)	(727)
Financing activities
Net short-term borrowings	2,372	1,945
Payments on long-term debt	(467)	(408)
Net cash provided by financing activities
Continuing operations	1,905	1,537
Discontinued operation	—	3,917
Net cash provided by financing activities	1,905	5,454
Effect of foreign exchange rate changes on cash	(491)	536
Net decrease in cash	(499)	(2,848)
Cash and cash equivalents at beginning of period	867	16,467
Cash and cash equivalents at end of period	368	13,619
Less cash and cash equivalents of discontinued operation at end of period	—	(12,660)

Cash and cash equivalents of continuing operations at end of period	$368	$959

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries (referred to herein as “ABI”, “American Biltrite” or the “Company”) as well as entities over which it has voting control have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated condensed balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

Note B – Inventories

Inventories at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Finished goods	$20,026	$19,202
Consigned inventory	5,140	5,058
Work-in-process	9,405	8,416
Raw materials and supplies	7,054	5,930

	$41,625	$38,606

Note C – Accrued Expenses

Accrued expenses at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Accrued advertising and sales promotions	$4,015	$4,995
Employee compensation and related benefits	5,429	4,906
Environmental matters	951	982
Royalties	864	1,133
Income taxes	841	805
Professional fees	908	710
Other	4,168	3,333

	$17,176	$16,864

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12.0 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3.0 million Canadian letter of credit facility sublimit) subject to availability under the Revolver. The Revolver expires on June 30, 2012, and all indebtedness under the Credit Agreement other than the Term Loan, matures on that date. The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by a lien on the assets of the Company and its subsidiaries. At March 31, 2011, the Company had $7.0 million and $5.7 million outstanding under the Revolver and Term Loan, respectively, and $12.5 million of additional unused borrowing capacity available under the Revolver.

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

Note D – Financing Arrangements (continued)

In March 2010, the Company and Wells Fargo entered into an amendment to the Credit Agreement. The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement for 2010. It further provided that, for the remaining term of the Credit Agreement, meeting such minimums would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days. The Company paid a fee of $30 thousand to Wells Fargo in connection with this amendment.

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

Note E – Other Liabilities

Other Liabilities at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Pension benefits	$6,403	$6,973
Environmental remediation and product related liabilities	7,516	7,516
Income taxes	1,058	808
Other	1,612	1,474

	$16,589	$16,771

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

The table below summarizes the components of the net periodic benefit cost for the Company's pension plans during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Service cost	$239	$213
Interest cost	471	472
Expected return on plan assets	(466)	(431)
Recognized net actuarial loss (gain)	4	(3)
Amortization of prior service cost	23	23

Net periodic benefit cost	$271	$274

The weighted average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010

Discount rate	5.50%	5.75% - 6.25%
Expected long-term return on plan assets	6.75% - 7.00%	6.75% - 7.00%
Rate of compensation increase	3.00% - 3.50%	3.00% - 3.50%

Note G – Commitments and Contingencies

The Company is subject to federal, state and local environmental laws and regulations, and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites. These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s owned and previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, the financial viability of other potentially responsible parties, and the extent to which costs may be recoverable from insurance or other third party sources. Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that it will be paid for the most part over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions. Although the effect of future government regulation could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation that it currently expects would have a material adverse effect on its results of operations or financial position. There can be no assurances that the costs of any future government regulations could be passed along by the Company to its customers. Estimated insurance recoveries related to these liabilities are reflected in other non-current assets.

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

Note G – Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,280 pending claims involving approximately 1,826 individuals as of March 31, 2011. These claims relate to products of ABI’s former Tile division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the three months ended March 31, 2011 and year ended December 31, 2010 was as follows:

	Three months ended March 31, 2011	Year Ended December 31, 2010

Beginning claims	1,261	1,193
New claims	89	304
Settlements	(11)	(29)
Dismissals	(59)	(207)

Ending claims	1,280	1,261

ABI has multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims during the three months ended March 31, 2011 and the year ended December 31, 2010 were $1.8 million and $5.7 million, respectively, all of which were paid by ABI's first-layer excess umbrella insurance carriers, as were the related defense costs.

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

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims, based upon a strategy to vigorously defend against and strategically settle those claims on a case-by-case basis in the normal course of business. Factors such as recent and historical settlement and trial results, the court dismissal rate

Note G – Commitments and Contingencies (continued)

of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in factors could have a material impact on the Company’s liability. For instance, the estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by two years, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this would reduce the low end of the estimated liability range discussed below by about 20% (assuming all other variables remain constant).

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed in the next six years, excluding defense costs, was $17.7 million to $62.0 million as of December 31, 2010. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million in its financial statements which the Company believes represents a probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at March 31, 2011 and December 31, 2010, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts by ABI and a number of assumptions. However, the uncertainties referred to above, including the difficulty projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

As of March 31, 2011 and December 31, 2010, ABI recorded a reserve of $8.3 million, which the Company believes represents the probable and reasonably estimable amounts to cover the anticipated remediation costs described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and above based on facts and circumstances known to the Company. The Company has also recorded a receivable of $3.2 million as of March 31, 2011 and December 31, 2010, for what the Company believes is its estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods, resulting in potentially material adjustments to the Company’s earnings and estimated funding obligations with respect to these matters in future periods. The Company monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company disclosed various legal proceedings. There have been no material developments relating to the environmental sites or the other environmental or other legal matters relating to ABI that were disclosed in ABI's Annual Report on Form 10-K for the year ended December 31, 2010, during the three month period ended March 31, 2011.

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

Note H – Income Taxes

The effective tax rate for the three months ended March 31, 2011 and 2010 was 36.6% and (2.4)%, respectively. During the first quarter of 2010, the Company did not recognize the tax benefit of losses incurred because of the uncertainty of the Company’s ability to generate future taxable income to utilize the deferred tax assets. As of December 31, 2010, the Company determined that the net deferred tax assets of its Canadian division did not require a valuation allowance, resulting in the recognition of a $1.7 million benefit for 2010.

The Company’s Canadian subsidiary, American Biltrite (Canada) Ltd. (“AB Canada”), is currently under audit by the Canadian Revenue Authority (“CRA”) for the years ending 2002 through 2007. In January 2011, the CRA notified AB Canada that certain amounts related to the Company’s management fees and net operating loss carryforwards of a discontinued operation will be disallowed. If the CRA positions are sustained in full, the Company’s tax liability would increase by approximately $3.6 million plus interest and penalties for these years. In May 2011, AB Canada received a formal notice of assessment from the CRA for approximately $600 thousand, plus $400 thousand for interest and penalties. This assessment addresses only part of the CRA’s audit conclusions stated in its January 2011 notification, and AB Canada may receive further assessments. The Company intends to vigorously defend its positions. The Company’s estimate of its potential liability for the CRA audit conclusions and assessment is included in its allowance for uncertain tax positions; however, the final outcome of this audit is uncertain and therefore, the impact on the financial position and results of operations of the Company cannot be fully determined. The Company’s allowance for uncertain tax positions was $1.6 million at March 31, 2011 and December 31, 2010.

Note I – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the year ended December 31, 2010 and the three months ended March 31, 2011 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non-Controlling Interests	Total Equity

December 31, 2009	$(44,624)	$639	$(43,985)
Net income for the year ended December 31, 2010
Continuing operations	4,231	55	4,286
Discontinued operation	52,938	—	52,938
Foreign currency translation adjustments	997	—	997
Defined benefit plans adjustment	(719)	—	(719)
Stock compensation expense	198	—	198
Purchase of treasury stock	(1)	—	(1)
Taxes payable adjustment for noncontrolling interests	—	17	17
K &M distribution	—	(98)	(98)
Deconsolidation of Congoleum	37,127	329	37,456

December 31, 2010	50,147	942	51,089

Net income for the three months ended March 31, 2011	485	1	486
Foreign currency translation adjustments	664	—	664
Stock compensation expense	41	—	41

March 31, 2011	$51,337	$943	$52,280

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

Note J – Comprehensive Income (Loss)

The following table presents total comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)
Continuing operations	$485	$(648)
Discontinued operation	—	(78)
Foreign currency translation adjustments	664	854

Total comprehensive income	$1,149	$128

Note K – Income (Loss) Per Share

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding, and diluted earnings per share is based on the weighted-average number of shares of common stock outstanding and all dilutive potential common stock equivalents outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common stock equivalents are included in the per share calculations when the effect of their inclusion would be dilutive. The Company’s common stock equivalents consist only of stock options granted under the Company’s employee and non-employee director stock option plans.

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

Prior to July 1, 2010, the Company had a flooring segment, which consisted of Congoleum, a manufacturer of resilient floor coverings. On July 1, 2010, Congoleum’s plan of reorganization became effective and, consequently, ABI’s ownership interest in Congoleum was cancelled by operation of that plan (see Notes A and M). In the accompanying unaudited consolidated condensed financial statements, the historical results of Congoleum have been reported as a discontinued operation. Net sales and segment profit provided below relate to the segments of the continuing operations. Intersegment net sales recorded in 2010 and reported below were sales made by the Tape and Canadian divisions to Congoleum for periods through June 30, 2010. Subsequent to June 30, 2010, the Tape and Canadian divisions continued to sell products to reorganized Congoleum. Net sales made by ABI to reorganized Congoleum for the three months ended March 31, 2011 totaled $716 thousand and have been included in net sales to external customers.

Note L – Industry Segments (continued)

Net sales by segment for the three ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net sales to external customers:
Tape division	$27,300	$22,288
Jewelry	10,354	10,974
Canadian division	16,219	13,369
Total net sales to external customers	53,873	46,631
Intersegment net sales:
Tape division	—	1,096
Jewelry	—	—
Canadian division	—	735
Total intersegment net sales	—	1,831
Intersegment net sales	—	(1,831)

Total consolidated net sales	$53,873	$46,631

Segment profit or loss is before income tax expense or benefit and noncontrolling interests. Profit (loss) by segment for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Segment profit (loss)
Tape products	$225	$(457)
Jewelry	219	(291)
Canadian division	552	301
Total segment profit	996	(447)
Reconciling items
Corporate expenses	(230)	—
Intercompany profit	—	(179)
Total consolidated income (loss) before income taxes and other items	$766	$(626)

Note L – Industry Segments (continued)

The tape products segment and the Canadian division were more profitable in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of a 22.5% and 21.3% increase in net sales, respectively. The tape and Canadian segments also recorded foreign exchange gains in the first three months of 2011 compared to foreign exchange losses in the same period of 2010. While the jewelry segment had a 5.6% decrease in sales, it was more profitable in the first quarter of 2011 compared to the first quarter of 2010 as a result of lower markdowns and allowances and a more profitable customer mix. Lower royalty income recognized during the first quarter of 2011 at the corporate level resulted in net expense of $230 thousand. During the first quarter of 2010, intercompany profit of $179 thousand for sales made to Congoleum were eliminated. Subsequent to the deconsolidation of Congoleum in July 2010 (see Notes A and M), the Company did not eliminate profit from sales made to Congoleum in accordance with U.S. GAAP.

Assets by segment as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Segment assets
Tape products	$50,123	$43,894
Jewelry	17,230	17,914
Canadian division	36,017	34,290
Total segment assets	103,370	96,098
Reconciling items
Corporate items	31,098	30,652
Intersegment accounts receivable	(4,607)	(3,520)

Consolidated assets	$129,861	$123,230

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic conditions in the United States have been challenging, including in the industries in which the Company conducts business.  Although the United States economy and the Company’s business have experienced improvements during the recent recovery from the United States and global recession ended, growth is modest and the recovery could be threatened by a number of factors, including consumer response to higher costs for oil and other goods, effects of a weakening US dollar, increases in interest rates, and geopolitical instability.

In addition, raw material and energy costs increased sharply during 2010 and continued to be high during the first quarter of 2011, which has negatively impacted the Company’s business and operating results. Global economic recovery and political instability in oil producing nations may contribute to further increasing price levels, and any such further increases could be significant. The Company may be unable to pass increased raw material and energy costs on to its customers.

ABI is a defendant in a number of asbestos-related lawsuits. See Note G to the Unaudited Consolidated Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. These matters could have a material adverse impact on the Company’s business, results of operations or financial condition.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies, upon which its financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

There have been no material changes in what the Company considers to be its critical accounting policies or the applicability of the disclosure the Company provided regarding those policies in that Form 10-K.

Results of Operations

	Three Months Ended March 31,
	2011		2010
	(In thousands)

Net sales	$53,873		$46,631
Cost of sales	40,767		34,099
Gross profit	13,106	24.3%	12,532	26.9%
Selling, general & administrative expenses	12,836	23.8%	12,570	27.0%
Operating income (loss)	270		(38)

Interest expense, net	(145)		(279)
Other income (expense), net	641		(309)
Income (loss) before taxes and other items	766		(626)
Provision for income taxes	280		15
Noncontrolling interests	(1)		(7)
Net income (loss) of continuing operations	$485		$(648)

Net sales in the first quarter of 2011 were $53.9 million compared to $46.6 million in the first quarter of 2010, an increase of $7.3 million or 15.5%. Tape division sales increased by $5.0 million or 22.5% from the first quarter of 2010 primarily due to increased demand for HVAC, graphics, footwear, electrical and film products, particularly in developing markets. Canadian division sales in the first quarter of 2011 increased $2.9 million or 21.3% from the first quarter of 2010 to the first quarter of 2011 with most of the growth resulting from an increase in the sale of industrial rubber products. Jewelry sales declined $620 thousand or 5.6% in the first quarter of 2011 compared to sales during the first quarter of 2010 primarily due to decreased shipments to mass merchandisers and mid-tier retailers, partly offset by higher sales to department stores and specialty retail channels.

Gross profit margin percentage decreased from 26.9% of net sales for the first quarter of 2010 to 24.3% of net sales for the first quarter of 2011. Gross profit margins declined for both the Tape and Canadian divisions due to higher raw material costs, which were partially offset by improved gross profit margins for the Jewelry division, which occurred primarily due to lower markdowns and allowances together with a more profitable customer mix. The sales mix by segment in the first quarter of 2011, which had a lower proportion of the higher margin Jewelry segment sales than 2010, also contributed to the decrease in overall gross profit margins and partially offset the improvements in gross profit margins for the Jewelry segment.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company’s gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended March 31, 2011 and 2010 would have been 23.4% and 26.8%, respectively.

SG&A expenses in the first quarter of 2011 increased by $266 thousand or 2.1% compared to the first quarter of 2010, primarily due to freight and commission costs for increased sales.

Net interest expense for the first quarter of 2011 was lower than the first quarter of 2010 primarily due to a lower weighted average effective interest rate on the Company’s borrowings and lower borrowing levels.

Other income (expense) consists of realized foreign exchange gains for the first quarter of 2011 and realized foreign exchange losses for the first quarter of 2010. Other income (expense) also included royalty income of $203 thousand and $435 thousand for the three months ended March 31, 2011 and 2010, respectively.

The effective tax rate was 36.6% in the first quarter of 2011 and (2.4)% in the first quarter of 2010. During 2010, substantially all of the Company’s losses were not reduced by applicable statutory tax rates due to uncertainty in the Company’s ability to generate sufficient taxable income in future periods to realize tax benefits from current year losses.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments (consisting of bank certificates of deposit with original maturity greater than three months), decreased $499 thousand in the three months ended March 31, 2011 to $2.8 million. Working capital at March 31, 2011 was $35.7 million compared to $35.1 million at December 31, 2010. The ratio of current assets to current liabilities of the continuing operations at March 31, 2011 was 1.94 compared to 2.10 at December 31, 2010. Net cash used by operating activities was $1.3 million for the three months ended March 31, 2011, compared to net cash used by operating activities of $1.2 million for the three months ended March 31, 2010.

Capital expenditures in the first three months of 2011 were $621 thousand compared to $321 thousand for the first three months of 2010. It is currently anticipated that capital spending for the full year 2011 will be approximately $3.0 million.

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At March 31, 2011, the Company had $7.0 million and $5.7 million outstanding under the Revolver and Term Loan, respectively, and $12.5 million of additional unused borrowing capacity available under the Revolver.

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

In March 2010, the Company and Wells Fargo entered into an amendment to the Credit Agreement. The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement for 2010. It further provided that, for the remaining term of the Credit Agreement, meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days. The Company paid a fee of $30 thousand to Wells Fargo in connection with this amendment.

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

The Company has recorded what it believes are adequate provisions for environmental remediation and product-related liabilities (including asbestos-related claims). The Company is subject to federal, state and local environmental laws and regulations and certain legal and administrative claims are pending or have been asserted against the Company. Among these claims, the Company is a named party in several actions associated with waste disposal sites (more fully discussed in Note G to the Unaudited Consolidated Condensed Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). These actions include possible obligations to remove or mitigate the effects on the environment of wastes deposited at various sites, including Superfund sites and certain of the Company’s previously owned facilities. The contingencies also include claims for personal injury and/or property damage. The exact amount of such future cost and timing of payments are indeterminable due to such unknown factors as the magnitude of cleanup costs, the timing and extent of the remedial actions that may be required, the determination of the Company’s liability in proportion to other potentially responsible parties, and the extent to which costs may be recoverable from insurance or other third party sources. Provisions in the financial statements have been recorded for the estimated probable loss associated with all known general and environmental contingencies for the Company. While the Company believes its estimate of the future amount of these liabilities is reasonable, and that they will be paid over a period of five to twenty-five years, the timing and amount of such payments may differ significantly from the Company’s assumptions. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts. Although the effect of future government regulations could have a significant effect on the Company’s costs, the Company is not aware of any pending legislation that it currently expects would have a material adverse effect on its consolidated results of operations or financial position. There can be no assurances that the costs of any future government regulations could be passed along by the Company to its customers. Estimated insurance and third party recoveries related to these liabilities are reflected in other non-current assets.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the first quarter ending March 31, 2011, in the legal proceedings regarding the Company that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

The Company has significant asbestos liability and funding exposure, and the Company’s strategies for resolving this liability and exposure may not be successful.

The Company has significant liability and funding exposure for asbestos personal injury claims. The Company’s strategy remains to vigorously defend against and strategically settle its asbestos claims on a case-by-case basis in the normal course of business. To date, the Company’s insurers have funded substantially all of the Company’s liabilities and expenses related to its asbestos liability under the Company’s applicable insurance policies. The Company expects its insurance carriers will continue to defend and indemnify it for a substantial amount of its asbestos liabilities for the foreseeable future pursuant to an umbrella/first-layer excess policies arrangement between the Company and the applicable insurance carriers. However, it is possible that asbestos claims may be asserted against the Company alleging exposure allocable solely to years in which the Company’s insurance policies excluded coverage for asbestos, that the policies providing coverage under the umbrella/first-layer excess policies arrangement or other applicable excess layer policies will exhaust, or that the carriers responsible for such policies may at some future date be unwilling or unable to fund coverage under the policies or that arrangement. If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies, ABI may have to fund such liabilities, which could have a material adverse effect on ABI’s business, results of operations or financial condition.

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

For further information regarding the Company's asbestos liability, insurance coverage and strategies to resolve that asbestos liability, please see Note G of the Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

All indebtedness under the credit agreement, other than the term loan, matures on June 30, 2012. If the Company is unable to renew the credit agreement or obtain replacement financing on satisfactory terms, its ability to fund its operations and capital expenditures would be materially negatively impacted, which would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Due to the nature of the Company’s business and certain of the substances which are or have been used, produced or discharged with respect to its business, the Company’s operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and off-site disposal locations. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The

Company will continue to be required to expend amounts in the future because of the nature of its prior activities at its facilities, in order to comply with existing environmental laws, and those amounts may be substantial. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts. Further, legislation and regulations that limit carbon emissions may cause the Company’s energy costs at its facilities to increase. Although the Company believes that those amounts should not have a material adverse effect on its results of operations or financial position, there is no certainty that these amounts will not have such an effect because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. For instance, such an effect could occur in connection with those matters disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as such matters may be updated by this Quarterly Report on Form 10-Q, including as set forth in Note G to the Notes to Unaudited Consolidated Condensed Financial Statements set forth in Part I, Item 1 and as set forth in Part II, Item 1.

Moreover, in addition to potentially having to pay substantial amounts for compliance, future environmental laws or regulations may require or cause the Company to modify or curtail its operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

While the United States economy and the Company’s business appeared to experience some economic recovery during 2010 and the first quarter of 2011, certain end markets such as construction remain weak. Both the Tape division and the Canadian division sell into the construction market as well as other industrial markets, while the Jewelry division’s sales are influenced by consumer and retail spending levels.

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

The Company’s Canadian division sells its products through distributors and a direct sales force. Sales to five unaffiliated customers accounted for approximately 24% of the Canadian division’s net sales for the year ended December 31, 2010. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Canadian division’s business, results of operations or financial condition.

The Jewelry division sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of Jewelry division’s customers accounted for approximately 54% of its net sales for the year ended December 31, 2010. The loss of the largest of these customers would have a material adverse effect on the Jewelry division’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At the 2011 Annual Meeting of the Stockholders of American Biltrite Inc. held on May 9, 2011 in New York, New York, the following directors were re-elected to the Board of Directors for a term of three years expiring at the 2014 Annual Meeting of Stockholders:

Nominees	Votes For	Votes Withheld

Mark N. Kaplan	2,620,187	302,312
Kenneth I. Watchmaker	2,920,320	2,179
William M. Marcus	2,626,036	296,463

Financial Information

On May 10, 2011, the Company issued a press release announcing its financial results for the three months ended March 31, 2011. A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated May 10, 2011

___________________________

I	Incorporated by reference to the Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

II	Incorporated by reference to the Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007
35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: May 13, 2011	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated May 10, 2011

___________________________

I	Incorporated by reference to the Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997 (1-4773)

II	Incorporated by reference to the Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007

