Form 10-Q
period 2011-06-30
AMERICAN BILTRITE INC
filed 2011-08-15
CIK 4611

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2011	Commission File Number 1-4773

AMERICAN BILTRITE INC.

(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 River Street

Wellesley Hills, Massachusetts 02481-2097

(Address of Principal Executive Offices)

(781) 237-6655

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011

Common Stock	3,447,142 shares

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

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements:
		Consolidated Condensed Balance Sheets – Assets as of June 30, 2011
		(Unaudited) and December 31, 2010	1

		Consolidated Condensed Balance Sheets – Liabilities and Stockholders’
		Equity as of June 30, 2011 (Unaudited) and December 31, 2010	2

		Consolidated Condensed Statements of Operations (Unaudited) For the
		Three and Six Months Ended June 30, 2011 and 2010	3

		Consolidated Condensed Statements of Cash Flows (Unaudited) For the
		Six Months Ended June 30, 2011 and 2010	4

		Notes to Unaudited Consolidated Condensed Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	21
	Item 4	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	28
	Item 1A	Risk Factors	28
	Item 5	Other Information	36
	Item 6	Exhibits	37
	Signature		39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS – ASSETS

(In thousands of dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$555	$867
Short-term investments	2,400	2,400
Accounts receivable, net	24,146	21,887
Inventories	42,892	38,606
Taxes receivable	336	631
Prepaid expense & other current assets	2,663	2,502
Total current assets	72,992	66,893

Property, plant & equipment, net	29,613	29,891

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646
Other assets	9,176	8,800
	26,822	26,446

Total assets	$129,427	$123,230

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS –

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands of dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$11,872	$8,829
Accrued expenses	16,890	16,864
Notes payable	8,384	4,639
Current portion of long-term debt	1,493	1,487
Total current liabilities	38,639	31,819

Long-term debt, less current portion	5,027	5,851
Asbestos-related liabilities	17,700	17,700
Other liabilities	16,330	16,771
Total liabilities	77,696	72,141

Stockholders’ equity
Common stock	46	46
Additional paid-in capital	20,034	20,148
Less cost of shares in treasury	(14,958)	(15,133)
Retained earnings	46,735	46,769
Accumulated other comprehensive loss	(1,068)	(1,683)
Total stockholders’ equity of controlling interests	50,789	50,147
Noncontrolling interests	942	942
Total stockholders’ equity	51,731	51,089

Total liabilities and stockholders’ equity	$129,427	$123,230

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2011 and 2010

(In thousands of dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$51,241	$50,160	$105,114	$96,791
Cost of products sold	39,682	36,738	80,449	70,837
Selling, general & administrative expenses	12,544	12,153	25,380	24,723
(Loss) income from operations	(985)	1,269	(715)	1,231

Other income (expense)
Interest expense, net	(202)	(183)	(347)	(462)
Other income (expense)	462	(235)	1,103	(544)
	260	(418)	756	(1,006)
(Loss) income before income taxes and other items	(725)	851	41	225
(Benefit from) provision for income taxes	(205)	200	75	215
Net (loss) income	(520)	651	(34)	10
Noncontrolling interests	1	(45)	—	(52)
Net (loss) income from continuing operations of controlling interests	(519)	606	(34)	(42)
Net (loss) income of discontinued operation, net of noncontrolling interests	—	(549)	—	(627)
Net (loss) income attributable to controlling interests	$(519)	$57	$(34)	$(669)

Earnings (loss) per share attributable to controlling interests
Basic
Continuing operations	$(0.15)	$0.18	$(0.01)	$(0.01)
Discontinued operation	—	(0.16)	—	(0.18)
	$(0.15)	$0.02	$(0.01)	$(0.19)
Diluted
Continuing operations	$(0.15)	$0.18	$(0.01)	$(0.01)
Discontinued operation	—	(0.16)	—	(0.18)
	$(0.15)	$0.02	$(0.01)	$(0.19)
Weighted average shares outstanding
Basic	3,443,444	3,441,463	3,442,395	3,441,498
Diluted	3,443,444	3,447,049	3,442,395	3,441,498

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(34)	$(617)
Net loss of discontinued operation, net of noncontrolling interests	—	627
Net (loss) income from continuing operations	(34)	10
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	2,172	2,255
Stock compensation expense	82	99
Change in operating assets and liabilities:
Accounts and notes receivable	(1,881)	(3,854)
Inventories	(3,406)	(4,679)
Prepaid expenses and other assets	(107)	(553)
Accounts payable and accrued expenses	2,220	4,619
Insurance proceeds for property loss claim	—	1,000
Other	(355)	(553)
Net cash used by operating activities
Continuing operations	(1,309)	(1,656)
Discontinued operation	—	(13,086)
Net cash used by operating activities	(1,309)	(14,742)
Investing activities
Investments in property, plant and equipment	(1,241)	(625)
Purchase of short-term investments	(2,400)	(2,400)
Proceeds from sale of short-term investments	2,400	2,400
Net cash used by investing activities
Continuing operations	(1,241)	(625)
Discontinued operation	—	(762)
Net cash used by investing activities	(1,241)	(1,387)
Financing activities
Net short-term borrowings	3,698	2,398
Payments on long-term debt	(818)	(759)
Proceeds from exercise of employee stock options	2	—
Net cash provided by financing activities
Continuing operations	2,882	1,639
Discontinued operation	—	8,813
Net cash provided by financing activities	2,882	10,452
Effect of foreign exchange rate changes on cash	(644)	950
Net decrease in cash	(312)	(4,727)
Cash and cash equivalents at beginning of period	867	16,467
Cash and cash equivalents at end of period	555	11,740
Less cash and cash equivalents of discontinued operation at end of period	—	(11,030)

Cash and cash equivalents of continuing operations at end of period	$555	$710

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries as well as entities over which it has voting control (referred to herein as “ABI”, “American Biltrite” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note B – Inventories

Inventories at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Finished goods	$21,671	$19,202
Consigned inventory	5,141	5,058
Work-in-process	8,688	8,416
Raw materials and supplies	7,392	5,930

	$42,892	$38,606

Note C – Accrued Expenses

Accrued expenses at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Accrued advertising and sales promotions	$3,568	$4,995
Employee compensation and related benefits	5,566	4,906
Environmental matters	1,015	982
Royalties	766	1,133
Income taxes	1,311	805
Professional fees	865	710
Other	3,799	3,333

	$16,890	$16,864

Note D – Financing Arrangements

American Biltrite Inc.’s primary sources of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo”) pursuant to a loan and security agreement (the “Credit Agreement”). The Credit Agreement was entered into on June 30, 2009, and initial borrowings under the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12.0 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3.0 million Canadian letter of credit facility sublimit) subject to availability under the Revolver. The Revolver expires on June 30, 2012, and all indebtedness under the Credit Agreement other than the Term Loan, matures on that date. Although the Company intends to seek to renew, refinance or replace the Revolver and the letter of credit facilities under the Credit Agreement or extend the maturity date, there can be no assurances that it will be able to do so. A failure to renew, refinance or replace the Revolver and the letter of credit facilities, or to sufficiently extend the current maturity date, on terms satisfactory to the Company would likely have a material adverse effect on the Company's business, results of operations or financial condition.

The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by a lien on most of the assets of the Company and its subsidiaries. At June 30, 2011, the Company had $8.4 million and $5.3 million outstanding under the Revolver and Term Loan, respectively, and $12.7 million of additional unused borrowing capacity available under the Revolver.

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

Note D – Financing Arrangements (continued)

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates. The Credit Agreement requires the Company to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0. The Credit Agreement also requires the Company to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement.

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

On June 3, 2011, the Company entered into an amendment to the Credit Agreement effective May 27, 2011, which permits the Company to declare and pay dividends up to $500,000 per year, subject to certain conditions including, among others, that the Company is not in default of the Credit Agreement and that as of the date of each such declaration or payment and after giving effect thereto, and for the 30 consecutive day period immediately preceding each such declaration or payment, the amount of borrowings available under the Credit Agreement to the Company shall not be less than $10 million. The amendment also made certain changes to the determination of eligible accounts, which are used in determining borrowing availability under the Credit Agreement, and, subject to certain conditions, permits the Company to withhold shares of its capital stock issued pursuant to options exercised under any stock option plan, as payment for the exercise price for the option and applicable withholding taxes, and for the Company to pay in cash to the governmental authorities the amount of those withholding taxes. The Company paid a fee of $15,000 to Wells Fargo in connection with this amendment.

The Company currently anticipates it will be able to comply with its covenants under the Credit Agreement. However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement or the Credit Agreement to address failures or expected failures to satisfy covenants under the agreements, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result. There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

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

Note E – Other Liabilities

Other Liabilities at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Pension benefits	$6,771	$6,973
Environmental remediation and product related liabilities	7,516	7,516
Income taxes	627	808
Other	1,416	1,474

	$16,330	$16,771

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

The table below summarizes the components of the net periodic benefit cost for the Company's pension plans during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost	$239	$213	$478	$426
Interest cost	471	472	942	944
Expected return on plan assets	(466)	(431)	(932)	(862)
Recognized net actuarial loss (gain)	4	(3)	8	(6)
Amortization of prior service cost	23	23	46	46

Net periodic benefit cost	$271	$274	$542	$548

The weighted average assumptions used to determine net periodic benefit cost for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010

Discount rate	5.50%	5.75% - 6.25%
Expected long-term return on plan assets	6.75% - 7.00%	6.75% - 7.00%
Rate of compensation increase	3.00% - 3.50%	3.00% - 3.50%

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

Note G – Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,297 pending claims involving approximately 1,843 individuals as of June 30, 2011. These claims relate to products of ABI’s former Tile division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the six months ended June 30, 2011 and year ended December 31, 2010 was as follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Beginning claims	1,261	1,193
New claims	190	304
Settlements	(19)	(29)
Dismissals	(135)	(207)

Ending claims	1,297	1,261

ABI has multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims during the six months ended June 30, 2011 and the year ended December 31, 2010 were $3.2 million and $5.7 million, respectively, all of which were paid by ABI's first-layer excess umbrella insurance carriers, as were the related defense costs.

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

Note G – Commitments and Contingencies (continued)

The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims, based upon a strategy to vigorously defend against and strategically settle those claims on a case-by-case basis in the normal course of business. Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in factors could have a material impact on the Company’s liability. For instance, the estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted by two years prior to 2010, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this would reduce the low end of the estimated liability range discussed below by about 20% (assuming all other variables remain constant).

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed in the next six years, excluding defense costs, was $17.7 million to $62.0 million as of December 31, 2010. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million at June 30, 2011 and December 31, 2010 in its financial statements which the Company believes represents a probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at June 30, 2011 and December 31, 2010, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts by ABI and a number of assumptions. However, the uncertainties referred to above, including the difficulty projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

As of June 30, 2011 and December 31, 2010, ABI recorded an environmental reserve of $8.3 million, which the Company believes represents the probable and reasonably estimable amounts to cover the anticipated remediation costs described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and above based on facts and circumstances known to the Company. The Company has also recorded a receivable of $3.2 million as of June 30, 2011 and December 31, 2010, for what the Company believes are its estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods, resulting in potentially material adjustments to the Company’s earnings and estimated funding obligations with respect to these matters in future periods. The Company monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company disclosed various legal proceedings. There have been no material developments relating to the environmental sites or the other environmental or other legal matters relating to ABI during the six month period ended June 30, 2011, other than the updates noted above regarding the Company’s asbestos-related claims.

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

Note H – Income Taxes

The effective tax rate for the six months ended June 30, 2011 and 2010 was 182.9% and 95.6%, respectively. The Company’s income tax provision for the first half of 2011 was greater than its pretax income of $41 thousand due to amounts recorded for minimum state taxes and interest on uncertain tax positions. Although the amounts accrued were not significant, they had a significant impact on the Company’s effective tax rate due to the small amount of pretax income. During the first half of 2010, the Company did not recognize the tax benefit of losses incurred because of the uncertainty of the Company’s ability to generate future taxable income to utilize the deferred tax assets. As of December 31, 2010, the Company determined that the net deferred tax assets of its Canadian division did not require a valuation allowance, resulting in the recognition of a $1.7 million benefit for 2010.

The Company’s Canadian subsidiary, American Biltrite (Canada) Ltd. (“AB Canada”) was audited by the Canadian Revenue Authority (“CRA”) during 2010 for the years ending 2002 through 2007. In January 2011, the CRA notified AB Canada that certain amounts related to the Company’s management fees and net operating loss carryforwards of a discontinued operation will be disallowed. In June 2011, AB Canada received formal assessments for 2002 through 2007. If the CRA positions are sustained in full, the Company’s tax liability would increase by approximately $3.6 million plus interest and penalties for these years. In July 2011, AB Canada paid $2.1 million to the CRA, the minimum amount required to be paid. The Company intends to appeal the assessments and vigorously defend its positions. The Company’s estimate of its potential liability for the CRA audit conclusions and assessments is included in its allowance for uncertain tax position, which was $1.6 million at June 30, 2011 and December 31, 2010. However, the final outcome of the audit and the Company’s appeal is uncertain and therefore, the impact on the financial position and results of operations of the Company cannot be fully determined.

Note I – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the year ended December 31, 2010 and the six months ended June 30, 2011 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non- Controlling Interests	Total Equity

December 31, 2009	$(44,624)	$639	$(43,985)
Net income for the year ended December 31, 2010
Continuing operations	4,231	55	4,286
Discontinued operation	52,938	—	52,938
Foreign currency translation adjustments	997	—	997
Defined benefit plans adjustment	(719)	—	(719)
Stock compensation expense	198	—	198
Purchase of treasury stock	(1)	—	(1)
Taxes payable adjustment for noncontrolling interests	—	17	17
K &M distribution	—	(98)	(98)
Deconsolidation of Congoleum	37,127	329	37,456

December 31, 2010	50,147	942	51,089

Net income for the six months ended June 30, 2011	(34)	—	(34)
Foreign currency translation adjustments	615	—	615
Stock compensation expense	82	—	82
Exercise of employee stock options	(21)	—	(21)

June 30, 2011	$50,789	$942	$51,731

In May and June 2011, certain employees exercised vested stock options with an exercise price of $6.50. Upon exercise of the stock options, the Company issued a total of 5,785 shares of common stock from treasury shares. The cost of the treasury shares was greater than the exercise price and the market value of the Company’s stock on the days the stock options were exercised. Consequently, the issuance of stock from treasury stock resulted in a reduction of the Company’s equity by $21 thousand.

Note I – Stockholders’ (Deficit) Equity (continued)

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

In March 2010, in accordance with its partnership agreement, the Company’s majority-owned (94.5%) subsidiary K&M Associates L.P. (“K&M”) made a $1.8 million distribution to its partners. The amount of the distribution made to the minority partner of K&M was $98 thousand (5.5%), which reduced noncontrolling interests. In August 2010, the Company acquired the 5.5% minority interest in K&M in a non-cash transaction. The Company recognized $44 thousand of income attributable to non-controlling interests in K&M, net of tax, for the eight months ended August 28, 2010.

Note J – Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income attributable to controlling interests	$(519)	$57	$(34)	$(669)
Foreign currency translation adjustments	(49)	(1,272)	615	(418)

Total comprehensive (loss) income	$(568)	$(1,215)	$581	$(1,087)

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

Note L – Industry Segments (continued)

Prior to July 1, 2010, the Company had a flooring segment, which consisted of Congoleum, a manufacturer of resilient floor coverings. On July 1, 2010, Congoleum’s plan of reorganization became effective and, consequently, ABI’s ownership interest in Congoleum was cancelled by operation of that plan (see Notes A and I). In the accompanying unaudited consolidated condensed financial statements, the historical results of Congoleum have been reported as a discontinued operation. Net sales and segment profit provided below relate to the segments of the continuing operations. Intersegment net sales recorded in 2010 and reported below were sales made by the Tape and Canadian divisions to Congoleum for periods through June 30, 2010. Subsequent to June 30, 2010, the Tape and Canadian divisions continued to sell products to reorganized Congoleum. Net sales made by ABI to reorganized Congoleum for the six months ended June 30, 2011 totaled $1.5 million and have been included in net sales to external customers.

Net sales by segment for the three ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales to external customers:
Tape products	$25,189	$25,242	$52,489	$47,530
Jewelry	9,761	11,978	20,115	22,952
Canadian division	16,291	12,940	32,510	26,309
Total net sales to external customers	51,241	50,160	105,114	96,791
Intersegment net sales:
Tape products	—	152	—	1,248
Canadian division	—	785	—	1,520
Total intersegment net sales	—	937	—	2,768
Intersegment net sales	—	(937)	—	(2,768)

Total consolidated net sales	$51,241	$50,160	$105,114	$96,791

Note L – Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit and noncontrolling interests. Profit (loss) by segment for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment (loss) profit
Tape products	$(1,246)	$(835)	$(1,021)	$(1,292)
Jewelry	(282)	894	(63)	603
Canadian division	822	343	1,374	644
Total segment profit	(706)	402	290	(45)
Reconciling items
Corporate expenses	(19)	341	(249)	341
Intercompany profit	—	108	—	(71)
Total consolidated (loss) income before income taxes and other items	$(725)	$851	$41	$225

During the three and six months ended June 30, 2010, intercompany profits for sales made to Congoleum were eliminated. Subsequent to the deconsolidation of Congoleum in July 2010 (see Notes A and I), the Company did not eliminate profits from sales made to Congoleum in accordance with U.S. GAAP.

Assets by segment as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Segment assets
Tape products	$47,971	$43,894
Jewelry	16,247	17,914
Canadian division	37,938	34,290
Total segment assets	102,156	96,098
Reconciling items
Corporate items	31,418	30,652
Intersegment accounts receivable	(4,147)	(3,520)

Consolidated assets	$129,427	$123,230
20

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic conditions in the United States have been challenging, including in the industries in which the Company conducts business.  Although the United States economy and the Company’s business have experienced improvements during the recent recovery from the United States and global recession, growth is modest, certain end markets for the Company’s products remain weak, and the recovery could be threatened by a number of factors, including consumer response to higher costs for oil and other goods, effects of a weakening US dollar, increases in interest rates, geopolitical instability, and other political factors.

In addition, raw material and energy costs increased sharply during 2010 and continued to be high during 2011, which has negatively impacted the Company’s business and operating results. Global economic recovery and political instability in oil producing nations may contribute to further increasing price levels, and any such further increases could be significant. The Company may be unable to pass increased raw material and energy costs on to its customers.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(In thousands)

Net sales	$51,241		$50,160		$105,114		$96,791
Cost of sales	39,682		36,738		80,449		70,837
Gross profit	11,559	22.6%	13,422	26.8%	24,665	23.5%	25,954	26.8%
Selling, general & administrative expenses	12,544	24.5%	12,153	24.2%	25,380	24.1%	24,723	25.5%
Operating (loss) income	(985)		1,269		(715)		1,231

Interest expense, net	(202)		(183)		(347)		(462)
Other income (expense), net	462		(235)		1,103		(544)
(Loss) income before taxes and other items	(725)		851		41		225
(Benefit from) provision for income taxes	(205)		200		75		215
Noncontrolling interests	1		(45)		—		(52)

Net (loss) income from continuing operations of controlling interests	$(519)		$606		$(34)		$(42)

Net sales in the second quarter of 2011 were $51.2 million compared to $50.2 million in the second quarter of 2010, an increase of $1.0 million or 2.2%. Sales to Congoleum, which were eliminated in consolidation in the prior period but not the current period, contributed $752 thousand to the increase. Tape division sales, before elimination of Congoleum sales in 2010, decreased $205 thousand or 0.8% from the second quarter of 2010 to the second quarter of 2011 as higher sales to the graphics industry were offset by lower sales of automotive products (due in part to disruptions from the tragedy in Japan.) Canadian division sales, before elimination of Congoleum sales in 2010, improved $2.6 million or 18.7% with both flooring and industrial rubber product lines showing increases, further improved by the impact of currency translation. K&M sales decreased $2.2 million or 18.5% primarily due to reduced purchases by retailers in reaction to the uncertain consumer spending climate, coupled with the loss of a mid-tier retail account and a major mass merchandiser ring program expansion in the second quarter of 2010.

Net sales for the six months ended June 30, 2010 were $105.1 million compared to $96.8 million for the same period in 2010, an increase of $8.3 million or 8.6%. Sales to Congoleum, which were eliminated in consolidation in the prior period but not the current period, contributed $1.4 million to the increase. Tape segment sales, before elimination of Congoleum sales in 2010, increased $3.7 million or 7.6% from the first half of 2010 to the first half of 2011 as higher sales of products for graphics, HVAC, shoe, electrical, and protective film applications more than offset decreased sales of automotive products. Canadian division sales, before elimination of Congoleum sales in 2010, improved $4.7 million or 16.8% with both industrial rubber products and, to a lesser extent, flooring shipments up, as well as the impact of translating sales with a higher average exchange rate. K&M sales decreased $2.8 million or 12.4% for the same reasons as the second quarter sales decline.

Gross profit margin percentage decreased from 26.8% of net sales for the second quarter of 2010 to 22.6% of net sales for the second quarter of 2011. Gross profit margins decreased at the Tape division as raw material inflation exceeded price increases, while gross profit margins were lower in 2011 at K&M due to higher sales allowances and royalty expenses (reflecting a higher mix of licensed goods). Canadian division margins improved modestly on higher volume.

Gross profit margin percentage for the six months ended June 30, 2011 was 23.5% of net sales compared to 26.8% for the first six months of 2010. Substantially all the decline was due to lower gross profit margins at the Tape division as a result of raw material cost increases exceeding what could be passed along to customers through price increases.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company’s gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended June 30, 2011 and 2010 would have been 22.2% and 26.0%, respectively. The gross profit margins for the six months ended June 30, 2011 and 2010 would have been 23.1% and 26.4%, respectively.

SG&A expenses in the second quarter of 2011 increased by $391 thousand or 3.2% compared to the second quarter of 2010 primarily as a result of higher freight and commissions associated with increased sales at the Canadian division.

For the six months ended June 30, 2011, SG&A expenses increased by $657 thousand or 2.7% from the year earlier period. The increase in SG&A expenses for the first half of 2011 over 2010 was due to higher freight and commissions associated with increased sales at the Tape and Canadian divisions.

Net interest expense for the quarter ended June 30, 2011 was essentially unchanged from the same period one year earlier, while interest expense for the six months ended June 30, 2011 was $115 thousand lower compared to the same period last year as a result of lower average borrowings.

The effective tax rates for the second quarter of 2011 and 2010 were 28.3% and 23.5%, respectively. The effective tax rate for the six months ended June 30, 2011 was greater than 100% due to the impact of minimum state taxes and interest accrued on uncertain tax positions on a relatively small amount of pretax income.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments (consisting of bank certificates of deposit with original maturity greater than three months), decreased $312 thousand in the six months ended June 30, 2011 to $3.0 million. Working capital at June 30, 2011 was $34.4 million compared to $35.1 million at December 31, 2010. The ratio of current assets to current liabilities of the continuing operations at June 30, 2011 was 1.89 compared to 2.10 at December 31, 2010. Net cash used by operating activities was $1.3 million for the six months ended June 30, 2011, compared to net cash used by operating activities of $1.7 million for the six months ended June 30, 2010.

Capital expenditures in the first six months of 2011 were $1.2 million compared to $625 thousand for the first six months of 2010. It is currently anticipated that capital spending for the full year 2011 will be approximately $3.0 million.

The Company’s Canadian subsidiary, American Biltrite (Canada) Ltd. (“AB Canada”) was audited by the Canadian Revenue Authority (“CRA”) during 2010 for the years ending 2002 through 2007. In June 2011, AB Canada received formal assessments for 2002 through 2007. If the CRA positions are sustained in full, the Company’s tax liability would increase by approximately $3.6 million plus interest and penalties for these years. In July 2011, AB Canada paid $2.1 million to the CRA, the minimum amount required to be paid. The Company intends to appeal the assessments and vigorously defend its positions. The final outcome of the audit and the Company’s appeal is uncertain and therefore, the impact on the financial position and results of operations of the Company cannot be fully determined.

American Biltrite Inc.’s primary source of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo”) pursuant to a loan and security agreement (the “Credit Agreement”). The Credit Agreement was entered into on June 30, 2009, and initial borrowings under the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by most of the assets of the Company and its subsidiaries. At June 30, 2011, the Company had $8.4 million and $5.3 million outstanding under the Revolver and Term Loan, respectively, and $12.7 million of additional unused borrowing capacity available under the Revolver. Although the Company intends to seek to renew, refinance or replace the Revolver and the letter of credit facilities under the Credit Agreement or extend the maturity date, there can be no assurances that it will be able to do so. A failure to renew, refinance or replace the Revolver and the letter of credit facilities, or to sufficiently extend the current maturity date, on terms satisfactory to the Company would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates. The Credit Agreement requires the Company to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0. The Credit Agreement also requires the Company to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization, as determined under the Credit Agreement.

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

On June 3, 2011, the Company entered into an amendment effective May 27, 2011 to the Credit Agreement which permits the Company to declare and pay dividends up to $500,000 per year, subject to certain conditions including, among others, that the Company is not in default of the Credit Agreement and that as of the date of each such declaration or payment and after giving effect thereto, and for the 30 consecutive day period immediately preceding each such declaration or payment, the amount of borrowings available under the Credit Agreement to the Company shall not be less than $10 million. The amendment also made certain changes to the determination of eligible accounts, which are used in determining borrowing availability under the Credit Agreement, and, subject to certain conditions, permits the Company to withhold shares of its capital stock issued pursuant to options exercised under any stock option plan, as payment for the exercise price for the option and applicable withholding taxes, and for the Company to pay in cash to the governmental authorities the amount of those withholding taxes. The Company paid a fee of $15,000 to Wells Fargo in connection with this amendment.

The Company currently anticipates it will be able to comply with its covenants under the Credit Agreement. However, the Company had to receive covenant waivers on several occasions under its prior credit agreement or enter amendments to that agreement or the Credit Agreement to address failures or expected failures to satisfy covenants under the agreements, and it is possible that, in the future, the Company may need to obtain waivers for failures to satisfy its covenants under the Credit Agreement or enter amendments to the Credit Agreement to address any such failures or obtain replacement financing as a result. There can be no assurance the Company would be successful in obtaining any such waiver, entering any such amendment or obtaining any such replacement financing.

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

The Company has not declared a dividend since 2003. The Credit Agreement restricts the amount of and conditions under which cash dividends may be paid by the Company to its stockholders. In addition to meeting these restrictions, any determination to pay future dividends would be made by the Company's Board of Directors based upon, among other considerations, the financial performance and capital requirements of the Company, as well as market conditions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ending June 30, 2011, in the Company's legal proceedings, other than the updates noted in Note G of the Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q regarding the Company's asbestos-related claims, which updates are incorporated herein by reference.

Item 1A. Risk Factors

The Company has significant asbestos liability and funding exposure, and the Company’s strategies for resolving this liability and exposure may not be successful.

The Company has significant liability and funding exposure for asbestos personal injury claims. The consummation of the Congoleum plan of reorganization does not affect the Company’s own significant asbestos related liabilities.

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

The extent of the Company’s asbestos related liabilities and related funding obligations, and the impact such liabilities and obligations may have on its businesses, financial condition and results of operations, will depend on various factors, many of which are beyond the Company’s control, including: the future cost and timing of estimated asbestos liabilities and payments; the extent to which asbestos related claims are made against the Company and the costs and timing associated with defending against such claims; the availability of insurance coverage and reimbursement from insurance companies that underwrote the applicable insurance policies for asbestos-related claims; the availability of funds to pay any such amounts for which insurance or other third party reimbursements are not available; the extent to which resources are diverted from the Company’s businesses to instead be applied to such liabilities and related matters; the extent to which other defendants which may be found to be jointly and severally liable with the Company fund their allocated portion of asbestos liabilities; and the impact of any adopted federal legislation addressing asbestos claims. If ABI were to incur significant additional asbestos liabilities for which it did not have insurance coverage or was not able to receive recoveries under its insurance policies, ABI may have to fund such liabilities, which could have a material adverse effect on ABI’s business, results of operations or financial condition.

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

The management services and commercial agreement expires on July 1, 2012, unless renewed. That agreement provides that it may be terminated in whole or in part with respect to the provision of certain management services prior to the expiration of that two year term and there can be no assurances that an early termination will not occur or that the Company and Congoleum will agree to extend the terms of the agreement, and the agreement may give rise to other possible sources of claims. The expiration or termination of the Company’s business arrangements with Congoleum would have a material adverse impact on ABI’s business, operations and financial condition.

The Company relies on debt financing to fund its business, operations and working capital needs; it has had to amend its debt agreements in the past in order to avoid being in default under those agreements and may have to do so again in the future, and the Company’s ability to obtain additional financing may be limited.

The Company relies on borrowings under its revolving and letter of credit facilities to fund its working capital requirements and operations. The credit agreement governing those credit facilities requires the Company to satisfy certain financial and other covenants. In the past, the Company has had to amend its debt agreements in order to avoid defaulting under those agreements as a result of failing, or expecting to fail, to satisfy certain financial covenants contained in those agreements.  Although the Company currently anticipates it will be able to comply with its covenants under its credit agreement, due to economic or other conditions or reasons, the Company may in the future fail to comply with its covenants. If that were to occur, the Company would likely need to obtain a waiver of such covenant breach from the lenders or enter into an amendment to the credit agreement to address the covenant breach, or obtain replacement financing. There can be no assurance that the Company would be successful in obtaining any such waiver, entering into any such amendment or obtaining such replacement financing.

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

Raw material and energy costs have been volatile and are at high levels, which has negatively impacted the Company’s results of operations and liquidity and may continue to do so.

Raw material and energy costs have been volatile over the past several years, and the Company experienced significant inflation in its inputs during certain periods, including 2010 and 2011. Global economic recovery and political instability in oil producing nations may contribute to further increasing price levels, and any such further increases could be significant. In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company. In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to its customers.

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

While the United States economy and the Company’s business appeared to experience some economic recovery during 2010 and the first quarter of 2011, certain end markets for the Company's products, such as construction, remain weak, and the recovery could be threatened by a number of factors, including consumer response to higher costs for oil and other goods, effects of a weakening US dollar, increases in interest rates, geopolitical instability and other political factors. Both the Tape division and the Canadian division sell into the construction market as well as other industrial markets, while the Jewelry division’s sales are influenced by consumer and retail spending levels.

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

Item 5. Other Information

On August 10, 2011, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2011. A copy of that press release is being furnished to the Securities and Exchange Commission pursuant to this Part II, Item 5 of Form 10-Q and is attached hereto as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1 III	Form of stock certificate

10.1 IV	Amendment No. 3 to Loan and Security Agreement, dated as of May 27, 2011

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated August 10, 2011

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

___________________________

*	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Condensed Financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

I	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997 (File No. 001-04773)

II	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007

III	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 23, 2011

IV	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011
38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: August 15, 2011	BY:	/ s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1 I	Restated Certificate of Incorporation

3.2 II	By-Laws, amended and restated as of November 7, 2007

4.1 III	Form of stock certificate

10.1 IV	Amendment No. 3 to Loan and Security Agreement, dated as of May 27, 2011

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated August 10, 2011

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

___________________________

*	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Condensed Financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

I	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997 (File No. 001-04773)

II	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007

III	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 23, 2011

IV	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011