Form 10-Q
period 2011-09-30
AMERICAN BILTRITE INC
filed 2011-11-10
CIK 4611

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2011	Commission File Number 1-4773

AMERICAN BILTRITE INC.

(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011

Common Stock	3,447,142 shares

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

AMERICAN BILTRITE INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:
		Consolidated Condensed Balance Sheets – Assets as of September 30, 2011 (Unaudited) and December 31, 2010	1

		Consolidated Condensed Balance Sheets – Liabilities and Stockholders’ Equity as of September 30, 2011 (Unaudited) and December 31, 2010	2

		Consolidated Condensed Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2011 and 2010	3

		Consolidated Condensed Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2011 and 2010	4

		Notes to Unaudited Consolidated Condensed Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	29
	Item 1A.	Risk Factors	29
	Item 6.	Exhibits	37
	Signature		39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS – ASSETS

(In thousands of dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$587	$867
Short-term investments	2,400	2,400
Accounts receivable, net	26,161	21,887
Inventories	43,918	38,606
Taxes receivable	1,181	631
Prepaid expense & other current assets	3,099	2,502
Total current assets	77,346	66,893

Property, plant & equipment, net	28,568	29,891

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646
Other assets	9,451	8,800
	27,097	26,446

Total assets	$133,011	$123,230

See accompanying notes to consolidated condensed financial statements
1

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS –

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands of dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable	$11,881	$8,829
Accrued expenses	15,511	16,864
Notes payable	15,895	4,639
Current portion of long-term debt	1,496	1,487
Total current liabilities	44,783	31,819

Long-term debt, less current portion	4,609	5,851
Asbestos-related liabilities	17,700	17,700
Other liabilities	15,840	16,771
Total liabilities	82,932	72,141

Stockholders’ equity
Common stock	46	46
Additional paid-in capital	20,075	20,148
Less cost of shares in treasury	(14,958)	(15,133)
Retained earnings	46,818	46,769
Accumulated other comprehensive loss	(2,845)	(1,683)
Total stockholders’ equity of controlling interests	49,136	50,147
Noncontrolling interests	943	942
Total stockholders’ equity	50,079	51,089

Total liabilities and stockholders’ equity	$133,011	$123,230

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2011 and 2010

(In thousands of dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$52,524	$53,758	$157,638	$150,549
Cost of products sold	40,165	39,722	120,614	110,559
Selling, general & administrative expenses	12,234	12,241	37,614	36,964
Income (loss) from operations	125	1,795	(590)	3,026

Other (expense) income
Interest expense, net	(237)	(219)	(584)	(681)
Other (expense) income	(454)	1,189	649	645
	(691)	970	65	(36)
(Loss) income before income taxes and other items	(566)	2,765	(525)	2,990
(Benefit from) provision for income taxes	(650)	715	(575)	930
Net income	84	2,050	50	2,060
Noncontrolling interests	(1)	(7)	(1)	(59)
Net income from continuing operations of controlling interests	83	2,043	49	2,001
Net income of discontinued operation, net of noncontrolling interests	—	53,565	—	52,938
Net income attributable to controlling interests	$83	$55,608	$49	$54,939

Earnings per share attributable to controlling interests
Basic
Continuing operations	$0.02	$0.59	$0.01	$0.58
Discontinued operation	—	15.57	—	15.38
	$0.02	$16.16	$0.01	$15.96
Diluted
Continuing operations	$0.02	$0.59	$0.01	$0.58
Discontinued operation	—	15.54	—	15.37
	$0.02	$16.13	$0.01	$15.95
Weighted average shares outstanding
Basic	3,447,142	3,441,369	3,443,971	3,441,455
Diluted	3,483,268	3,446,871	3,473,052	3,445,151

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$50	$54,998
Net income of discontinued operation, net of noncontrolling interests	—	(52,938)
Net income from continuing operations	50	2,060
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,279	3,375
Stock compensation expense	123	149
Change in operating assets and liabilities:
Accounts and notes receivable	(4,543)	(7,615)
Inventories	(6,093)	(9,317)
Prepaid expenses and other assets	(614)	(369)
Accounts payable and accrued expenses	759	9,303
Insurance proceeds for property loss claim	—	1,720
Other	(1,454)	(163)
Net cash used by operating activities	(8,493)	(857)

Investing activities
Investments in property, plant and equipment	(1,905)	(938)
Purchase of short-term investments	(4,800)	(4,800)
Proceeds from sale of short-term investments	4,800	4,800
Net cash used by investing activities	(1,905)	(938)

Financing activities
Net short-term borrowings	11,429	2,649
Payments on long-term debt	(1,233)	(1,021)
Proceeds from exercise of employee stock options	2	—
Purchase of treasury stock	—	(1)
Net cash provided by financing activities	10,198	1,627

Effect of foreign exchange rate changes on cash	(80)	79
Net decrease in cash	(280)	(89)

Cash and cash equivalents at beginning of period	867	402

Cash and cash equivalents of continuing operations at end of period	$587	$313

See accompanying notes to consolidated condensed financial statements.

AMERICAN BILTRITE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements which include the accounts of American Biltrite Inc. and its wholly owned subsidiaries as well as entities over which it has voting control (referred to herein as “ABI”, “American Biltrite” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the notes to those financial statements included in American Biltrite Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note B – Inventories

Inventories at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Finished goods	$23,076	$19,202
Consigned inventory	4,543	5,058
Work-in-process	9,064	8,416
Raw materials and supplies	7,235	5,930

	$43,918	$38,606

Note C – Accrued Expenses

Accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Accrued advertising and sales promotions	$4,392	$4,995
Employee compensation and related benefits	4,724	4,906
Environmental matters	989	982
Royalties	892	1,133
Income taxes	—	805
Professional fees	1,047	710
Other	3,467	3,333

	$15,511	$16,864

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

The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by a lien on most of the assets of the Company and its subsidiaries. At September 30, 2011, the Company had $15.9 million and $5.0 million outstanding under the Revolver and Term Loan, respectively, and $7.7 million of additional unused borrowing capacity available under the Revolver.

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

Note D – Financing Arrangements (continued)

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates. The Credit Agreement requires the Company to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0. The Credit Agreement also requires the Company to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as determined under the Credit Agreement.

In March 2010, the Company and Wells Fargo entered into an amendment to the Credit Agreement. The Company paid a fee of $30 thousand to Wells Fargo in connection with this amendment. The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement for 2010. It further provided that, for the remaining term of the Credit Agreement, meeting such minimums would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days. The Company’s unused available credit has been greater than $6.0 million each day from the inception of the Credit Agreement through September 30, 2011. During the three months ended September 30, 2011, the Company’s ability to comply with the financial covenants in the Credit Agreement was dependent upon the maintenance of the $6.0 million of unused available credit, as it did not meet the required levels of EBITDA and fixed charge coverage ratio. The Company currently anticipates it will be able to comply with its financial covenants under the Credit Agreement based upon its anticipated level of unused available credit during the remaining term of the Credit Agreement.

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

Note D – Financing Arrangements (continued)

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

Note E – Other Liabilities

Other Liabilities at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Pension benefits	$6,277	$6,973
Environmental remediation and product related liabilities	7,516	7,516
Income taxes	—	808
Other	2,047	1,474

	$15,840	$16,771

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

The table below summarizes the components of the net periodic benefit cost for the Company's pension plans during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost	$239	$213	$717	$639
Interest cost	471	472	1,413	1,416
Expected return on plan assets	(466)	(431)	(1,398)	(1,293)
Recognized net actuarial (gain) loss	4	(3)	12	(9)
Amortization of prior service cost	23	23	69	69

Net periodic benefit cost	$271	$274	$813	$822

The weighted average assumptions used to determine net periodic benefit cost for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010

Discount rate	5.50%	5.75% - 6.25%
Expected long-term return on plan assets	6.75% - 7.00%	6.75% - 7.00%
Rate of compensation increase	3.00% - 3.50%	3.00% - 3.50%

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

Note G – Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,297 pending claims involving approximately 1,843 individuals as of September 30, 2011. These claims relate to products of ABI’s former Tile division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the nine months ended September 30, 2011 and year ended December 31, 2010 was as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

Beginning claims	1,261	1,193
New claims	251	304
Settlements	(27)	(29)
Dismissals	(188)	(207)

Ending claims	1,297	1,261

ABI has multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims during the nine months ended September 30, 2011 and the year ended December 31, 2010 were $4.4 million and $5.7 million, respectively, all of which were paid by ABI's first-layer excess umbrella insurance carriers, as were the related defense costs.

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

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed in the next six years, excluding defense costs, was $17.7 million to $62.0 million as of December 31, 2010. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million at September 30, 2011 and December 31, 2010 in its financial statements which the Company believes represents a probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at September 30, 2011 and December 31, 2010, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. These amounts were based on currently known facts by ABI and a number of assumptions. However, the uncertainties referred to above, including the difficulty projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

As of September 30, 2011 and December 31, 2010, ABI recorded an environmental reserve of $8.3 million, which the Company believes represents the probable and reasonably estimable amounts to cover the anticipated remediation costs described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and above based on facts and circumstances known to the Company. The Company has also recorded a receivable of $3.2 million as of September 30, 2011 and December 31, 2010, for what the Company believes are its estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As such, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods, resulting in potentially material adjustments to the Company’s earnings and estimated funding obligations with respect to these matters in future periods. The Company monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company disclosed various legal proceedings. There have been no material developments relating to the environmental sites or the other environmental or other legal matters relating to ABI during the nine month period ended September 30, 2011, other than the updates noted above regarding the Company’s asbestos-related claims.

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

Note H – Income Taxes

The effective tax rate for the nine months ended September 30, 2011 and 2010 was 109.5% and 31.1%, respectively. The Company’s income tax benefit for the first nine months of 2011 was greater than its pretax loss of $525 thousand due primarily to the recognition of additional tax benefits related to changes in estimated foreign sourced income and foreign taxes paid.

The Company’s Canadian subsidiary, American Biltrite (Canada) Ltd. (“AB Canada”) was audited by the Canadian Revenue Authority (“CRA”) during 2010 for the years ending 2002 through 2007. In January 2011, the CRA notified AB Canada that certain amounts related to the Company’s management fees and net operating loss carryforwards of a discontinued operation will be disallowed. In September 2011, AB Canada received formal assessments for 2002 through 2007. If the CRA positions are sustained in full, the Company’s tax liability would increase by approximately $3.6 million plus interest and penalties for these years. In July 2011, AB Canada paid $2.1 million to the CRA, the minimum amount required to be paid. The Company intends to appeal the assessments and vigorously defend its positions. However, the final outcome of the audit and the Company’s appeal is uncertain and therefore, the impact on the financial position and results of operations of the Company cannot be fully determined.

Note I – Stockholders’ (Deficit) Equity

The following table reconciles stockholders’ (deficit) equity for the year ended December 31, 2010 and the nine months ended September 30, 2011 (in thousands):

	Stockholders’ (Deficit) Equity of Controlling Interests	Non- Controlling Interests	Total Equity

December 31, 2009	$(44,624)	$639	$(43,985)
Net income for the year ended December 31, 2010
Continuing operations	4,231	55	4,286
Discontinued operation	52,938	—	52,938
Foreign currency translation adjustments	997	—	997
Defined benefit plans adjustment	(719)	—	(719)
Stock compensation expense	198	—	198
Purchase of treasury stock	(1)	—	(1)
Taxes payable adjustment for noncontrolling interests	—	17	17
K&M distribution	—	(98)	(98)
Deconsolidation of Congoleum	37,127	329	37,456

December 31, 2010	50,147	942	51,089

Net income for the nine months ended September 30, 2011	49	1	50
Foreign currency translation adjustments	(1,162)	—	(1,162)
Stock compensation expense	123	—	123
Exercise of employee stock options	(21)	—	(21)

September 30, 2011	$49,136	$943	$50,079

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

Note J – Comprehensive Income (Loss)

The following table presents total comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income
Continuing operations	$83	$2,043	$49	$2,001
Discontinued operation	—	53,565	—	52,938
Foreign currency translation adjustments	(1,776)	748	(1,162)	330

Total comprehensive (loss) income	$(1,693)	$56,356	$(1,113)	$55,269

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

Note L – Industry Segments (continued)

Prior to July 1, 2010, the Company had a flooring segment, which consisted of Congoleum, a manufacturer of resilient floor coverings. On July 1, 2010, Congoleum’s plan of reorganization became effective and, consequently, ABI’s ownership interest in Congoleum was cancelled by operation of that plan (see Notes A and I). In the accompanying unaudited consolidated condensed financial statements, the historical results of Congoleum have been reported as a discontinued operation. Net sales and segment profit provided below relate to the segments of the continuing operations. Intersegment net sales recorded in 2010 and reported below were sales made by the Tape and Canadian divisions to Congoleum for periods through June 30, 2010. Subsequent to June 30, 2010, the Tape and Canadian divisions continued to sell products to reorganized Congoleum. Net sales made by ABI to reorganized Congoleum for the nine months ended September 30, 2011 totaled $2.0 million and have been included in net sales to external customers.

Net sales by segment for the three ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales to external customers:
Tape division	$24,266	$25,765	$76,755	$73,295
Jewelry	13,503	13,486	33,618	36,438
Canadian division	14,755	14,507	47,265	40,816
Total net sales to external customers	52,524	53,758	157,638	150,549
Intersegment net sales:
Tape division	—	—	—	1,248
Jewelry	—	—	—	—
Canadian division	—	—	—	1,520
Total intersegment net sales	—	—	—	2,768
Intersegment net sales	—	—	—	(2,768)

Total consolidated net sales	$52,524	$53,758	$157,638	$150,549

Note L – Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit and noncontrolling interests. Profit (loss) by segment for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment (loss) profit
Tape products	$(1,437)	$535	$(2,458)	$(757)
Jewelry	124	1,754	61	2,357
Canadian division	473	586	1,847	1,230
Total segment (loss) profit	(840)	2,875	(550)	2,830
Reconciling items
Corporate expenses	274	(111)	25	230
Intercompany profit	—	1	—	(70)
Total consolidated (loss) income before income taxes and other items	$(566)	$2,765	$(525)	$2,990

During the nine months ended September 30, 2010, intercompany profits for sales made to Congoleum through June 30, 2010 were eliminated. Subsequent to the deconsolidation of Congoleum in July 2010 (see Notes A and I), the Company did not eliminate profits from sales made to Congoleum in accordance with U.S. GAAP.

Assets by segment as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Segment assets
Tape products	$46,419	$43,894
Jewelry	22,757	17,914
Canadian division	35,667	34,290
Total segment assets	104,843	96,098
Reconciling items
Corporate items	32,940	30,652
Intersegment accounts receivable	(4,772)	(3,520)

Consolidated assets	$133,011	$123,230
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

Results of Operations

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
	(In thousands)

Net sales	$52,524		$53,758		$157,638		$150,549
Cost of sales	40,165		39,722		120,614		110,559
Gross profit	12,359	23.5%	14,036	26.1%	37,024	23.5%	39,990	26.6%
Selling, general & administrative expenses	12,234	23.3%	12,241	22.8%	37,614	23.9%	36,964	24.6%
Operating income (loss)	125		1,795		(590)		3,026

Interest expense, net	(237)		(219)		(584)		(681)
Other (expense) income, net	(454)		1,189		649		645
(Loss) income before taxes and other items	(566)		2,765		(525)		2,990
(Benefit from) provision for income taxes	(650)		715		(575)		930
Noncontrolling interests	(1)		(7)		(1)		(59)
Net income from continuing operations	$83		$2,043		$49		$2,001

Net sales in the third quarter of 2011 were $52.5 million compared to $53.8 million in the third quarter of 2010, a decrease of $1.2 million or 2.3%. Tape division sales decreased $1.5 million or 5.8% as a result of lower sales of automotive, HVAC and industrial products, partly offset by increased selling prices. Canadian division sales increased $248 thousand or 1.7% as a result of currency translation, with sales increases of industrial rubber products largely offset by decreases in flooring sales. K&M sales were essentially unchanged from year earlier levels, with sales gains through mass merchandisers and department stores offsetting lower sales through mid-tier and off-price retailers.

Net sales for the nine months ended September 30, 2011 were $157.6 million compared to $150.5 million for the same period in 2010, an increase of $7.1 million or 4.7%. Tape division sales increased $2.2 million or 3.0% as a result of higher sales through the Belgium and Singapore operations, as gains in graphics, HVAC and shoe products were partly offset by declines in automotive and industrial products.  Canadian division sales increased $4.9 million or 11.6% due to higher sales of industrial rubber products, slightly higher sales of flooring products, and the effect of currency translation. K&M sales for the nine months ended September 30, 2011 were down $2.8 million or 7.7% from the same period in 2010 due to the loss of a mid-tier retail account and lower sales through mass merchandisers, partly offset by higher sales through department stores.

Gross profit margin percentage decreased from 26.1% of net sales for the third quarter of 2010 to 23.5% of net sales for the third quarter of 2011. Tape division gross profit margins decreased from 20.2% to 19.5% due to lower unit volume and a less profitable mix of sales. Canadian division gross margins improved to 27.2% from 24.1% due to reductions in manufacturing and claim costs. K&M gross profit margins decreased from 39.7% to 26.2% due to higher product costs that could not be passed through to customers coupled with a lower margin sales mix.

Gross profit margin percentage for the nine months ended September 30, 2011 was 23.5% of net sales compared to 26.6% for the first nine months of 2010. Tape division gross profit margins decreased from 22.2% to 19.0% due to significantly higher raw material costs. Canadian division gross margins improved from 24.9% to 25.9% due to higher sales and production volume. K&M gross profit margins decreased from 35.0% to 29.7% due to higher product costs and increased royalty expenses.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative (“SG&A”) expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company’s gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the quarter ended September 30, 2011 and 2010 would have been 23.0% and 25.6%, respectively. The gross profit margins for the nine months ended September 30, 2011 and 2010 would have been 23.0% and 26.1%, respectively.

SG&A expenses in the third quarter of 2011 of $12.2 million were unchanged from the same period of 2010. For the nine months ended September 30, 2011, SG&A expenses increased by $650 thousand or 1.8% from the year earlier period. The increase in SG&A expenses for the first nine months of 2011 over 2010 was due to higher freight and commissions at the Canadian and Tape divisions, as well as the effect of currency translation.

Net interest expense for the quarter was slightly higher than the third quarter of 2011 due to higher average borrowings during the quarter. In July 2011, the Canadian division paid $2.1 million for an income tax assessment (see further discussion in Liquidity and Capital Resources). For the nine months ended September 30, 2011, net interest expense decreased 14.2% to $584 thousand as a result of lower average borrowings through most of 2011 compared to 2010.

Other (expense) income for the third quarter of 2011 was a net expense of $454 thousand compared to net income of $1.2 million for the third quarter of 2010. This swing was primarily the result of currency translation which was favorable in 2010 and unfavorable in 2011.

For the nine months ended September 30, 2011 and 2010, Other (expense) income was $649 thousand and $645 thousand, respectively, as lower royalty income in 2011 versus 2010 was offset by less unfavorable exchange than in the prior year and the uninsured portion of certain property damage costs incurred in 2010.

The effective tax rate for the nine months ended September 30, 2011 and 2010 was 109.5% and 31.1%, respectively. The Company’s income tax benefit for the first nine months of 2011 was greater than its pretax loss of $525 thousand due primarily to the recognition of additional tax benefits related to foreign sourced income and foreign taxes paid.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments (consisting of bank certificates of deposit with original maturity greater than three months), decreased $280 thousand in the nine months ended September 30, 2011 to $3.0 million. Working capital at September 30, 2011 was $32.6 million compared to $35.1 million at December 31, 2010. The ratio of current assets to current liabilities of the continuing operations at September 30, 2011 was 1.73 compared to 2.10 at December 31, 2010. Net cash used by operating activities was $8.5 million for the nine months ended September 30, 2011, compared to net cash used by operating activities of $857 thousand for the nine months ended September 30, 2010. The increase in cash used by operating activities was due to the lower net income, higher payments to settle payables and accrued expenses, and a tax assessment payment described below.

The Company’s Canadian subsidiary, American Biltrite (Canada) Ltd. (“AB Canada”) was audited by the Canadian Revenue Authority (“CRA”) during 2010 for the years ending 2002 through 2007. In September 2011, AB Canada received formal assessments for 2002 through 2007. If the CRA positions are sustained in full, the Company’s tax liability would increase by approximately $3.6 million plus interest and penalties for these years. In July 2011, AB Canada paid $2.1 million to the CRA, the minimum amount required to be paid. The Company intends to appeal the assessments and vigorously defend its positions. The final outcome of the audit and the Company’s appeal is uncertain and therefore, the impact on the financial position and results of operations of the Company cannot be fully determined.

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

Capital expenditures in the first nine months of 2011 were $1.9 million compared to $938 thousand for the first nine months of 2010. It is currently anticipated that capital spending for the full year 2011 will be approximately $3.0 million.

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

The Credit Agreement provides American Biltrite Inc. and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by most of the assets of the Company and its subsidiaries. At September 30, 2011, the Company had $15.9 million and $5.0 million outstanding under the Revolver and Term Loan, respectively, and $7.7 million of additional unused borrowing capacity available under the Revolver. Although the Company intends to seek to renew, refinance or replace the Revolver and the letter of credit facilities under the Credit Agreement or extend the maturity date, there can be no assurances that it will be able to do so. A failure to renew, refinance or replace the Revolver and the letter of credit facilities, or to sufficiently extend the current maturity date, on terms satisfactory to the Company would likely have a material adverse effect on the Company's business, results of operations or financial condition.

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

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates. The Credit Agreement requires the Company to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0. The Credit Agreement also requires the Company to maintain, on a consolidated basis, a minimum amount of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as determined under the Credit Agreement.

In March 2010, the Company and Wells Fargo entered into an amendment to the Credit Agreement. The Company paid a fee of $30 thousand to Wells Fargo in connection with this amendment. The amendment reduced the minimum required levels of earnings before interest, taxes, depreciation, and amortization under the Credit Agreement for 2010. It further provided that, for the remaining term of the Credit Agreement, meeting the minimum level of earnings before interest, taxes, depreciation, and amortization and the minimum fixed charge coverage ratio would not be required for any monthly test period during which the Company’s unused available credit under the Credit Agreement was at least $6.0 million for 30 consecutive days. The Company’s unused available credit has been greater than $6.0 million each day from the inception of the Credit Agreement through September 30, 2011. During the three months ended September 30, 2011, the Company’s ability to comply with the financial covenants in the Credit Agreement was dependent upon the maintenance of the $6.0 million of unused available credit, as it did not meet the required levels of EBITDA and fixed charge coverage ratio. The Company currently anticipates it will be able to continue to comply with its financial covenants under the Credit Agreement based upon its anticipated level of unused available credit during the remaining term of the Credit Agreement.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ending September 30, 2011, in the Company's legal proceedings, other than the updates noted in Note G of the Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q regarding the Company's asbestos-related claims, which updates are incorporated herein by reference.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Condensed Financial statements tagged as blocks of text.

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

AMERICAN BILTRITE INC.
(Registrant)

Date: November 10, 2011	BY:	/s/ Howard N. Feist III
Howard N. Feist III
Vice President-Finance
(Duly Authorized Officer and
Principal Financial and Chief
Accounting Officer)
39

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Condensed Financial statements tagged as blocks of text.

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