Form 10-K
period 2011-12-31
AMERICAN BILTRITE INC
filed 2012-03-29
CIK 4611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 1-4773

AMERICAN BILTRITE INC.

(Exact name of registrant as specified in its charter)

Delaware	04-1701350
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

57 River Street

Wellesley Hills, MA 02481-2097

(Address of Principal Executive Offices)

(781) 237-6655

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Which Registered

Common Stock, par value $.01 per share	None

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was $14.2 million.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding as of March 16, 2012 was 3,447,142.

Documents Incorporated by Reference – None.

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

The Tape Division produces adhesive-coated, pressure-sensitive papers and films used to protect material during handling or storage or to serve as a carrier for transferring decals or die-cut lettering. The Tape Division also produces pressure sensitive tapes and adhesive products used for applications in the heating, ventilating and air conditioning (“HVAC”), footwear, automotive, electrical and electronic industries.

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

On December 31, 2003, ABI's former majority-owned subsidiary Congoleum Corporation (“Congoleum”) filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago, and on August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings

Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010. By operation of the plan, all shares of Congoleum’s Class A and Class B common stock outstanding immediately prior to the plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by ABI. As a result, effective as of that time, ABI ceased to own any equity interest in reorganized Congoleum and Congoleum is no longer a subsidiary of ABI. The former holders of the cancelled shares of Congoleum common stock, including ABI, did not receive any compensation on account of their cancelled shares. Congoleum is a manufacturer of resilient sheet and tile flooring and it previously comprised the Company’s flooring products division.

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

Competition All businesses in which ABI is engaged are highly competitive, principally based upon pricing of the product, the quality of the product and service to the customer. ABI’s tape products compete with products of some of the largest fully integrated rubber and plastic companies, as well as those of smaller producers. Included among its competitors are 3M/Venture, Kansai, Tesa Tape, Novacel, Nitto, and R-Tape. AB Canada’s flooring products compete with those of other manufacturers of rubber and resilient floor tiles and with all other types of floor covering. AB Canada competes with Armstrong World Industries, Inc., Flexco/Roppe, Nora and Mondo and with other manufacturers of alternate floor covering products. In the Performance Sheet Rubber products category, AB Canada has several competitors, principally among them being GRT Division of Enpro and WARCO/Biltrite, as well as several importers.

K&M competes with other companies that sell similar products on the basis of product pricing, design, logistical capability and the effectiveness of merchandising services offered. In assessing K&M’s products and services, K&M’s customers tend to focus on margin dollars realized from the customers’ sales of product and return on the necessary inventory investment. In its business of supplying and servicing fashion jewelry and accessory products, K&M competes with a variety of competitors, including Jones Apparel Group and a number of other companies offering similar products and/or services. K&M also competes with numerous importers and overseas suppliers of similar items.

Patents, Trademarks and Licenses ABI and its subsidiaries own many trademarks, including the AB® logo, TransferRite®, ProtecRite®, Autowrap®, Ideal Seal®, Therm-X®, and Ideal®, which are used by the Tape Division. AB Canada licenses from American Biltrite Intellectual Properties, Inc. the trademarks AB Electrostatic®, BLAST™, Fortress®, Marathon®, Mirra®, Oasis®, TecCare®, Texas Granite®, Viera®, AB Colors Plus®, Dura-Shield®, and Transseal®. AB Canada licenses from ABI the trademarks Cat’s Paw® and Amtico®, which are used solely in the Canadian market. AB Canada owns the trademark Stonescape™. These trademarks are important for the Company in maintaining a competitive position. K&M also licenses the Guess?®, Tahari®, Ellen Tracy®, Panama Jack®, and Rocawear®, trademarks as well as certain other trademarks for use with its jewelry products. The licensing agreements are subject to expiration dates and other termination provisions, and the licensor or the Company may choose not to extend or renew certain agreements. K&M considers the Guess?® license to be material to its business and results of operations. The Company has an ongoing program to renew, add or replace successful licenses. The Company also believes that proprietary technology and know-how play an important role in maintaining competitive position. The section captioned “Royalty and Advertising Commitments” included in Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, to the extent addressing matters related to royalties, is incorporated by reference herein.

Research and Development Research and development efforts at the Company concentrate on new product development, increasing efficiencies of the various manufacturing processes, and improving the features and performance of existing products. Expenditures for research and development were $2.0 million and $1.7 million, respectively, on a consolidated basis, for each of the years 2011 and 2010.

Key Customers No customer accounted for more than 10% of ABI’s consolidated sales for either 2011 or 2010.

K&M’s top three customers in terms of net sales in 2011 and 2010 together accounted for 52% and 54% of K&M’s net sales, respectively. The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

Sales to five unaffiliated customers of the Tape Division together constituted approximately 25% and 23% of the net sales for the Tape Division for the years ended December 31, 2011 and 2010, respectively. The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division’s business, results of operations and financial condition.

Sales to five unaffiliated customers of AB Canada together constitute approximately 22% and 24% of the net sales for AB Canada for the years ended December 31, 2011 and 2010, respectively. The loss of the largest of these unaffiliated customers and/or two or more of the other four unaffiliated customers could have a material adverse effect on AB Canada’s business, results of operations and financial condition.

Through June 30, 2010, the Tape Division’s and AB Canada’s sales to Congoleum were recorded as intercompany sales and eliminated in consolidation. Upon the deconsolidation of Congoleum, which occurred as of July 1, 2010, as a result of the Congoleum plan of reorganization becoming effective as of that date, sales made to reorganized Congoleum by the Tape Division and AB Canada were included in net sales of ABI and were not eliminated in consolidation. Net sales to reorganized Congoleum recorded by the Tape Division and AB Canada subsequent to June 30, 2010, through December 31, 2010, totaled $637 thousand and $1.2 million, respectively. During 2011, the Tape Division and AB Canada recorded net sales to reorganized Congoleum of $207 thousand and $2.3 million, respectively.

Backlog The dollar amount of backlog of orders believed to be firm as of December 31, 2011 and 2010 was $11.5 million and $11.7 million, respectively. It is anticipated that all of the backlog as of December 31, 2011 will be filled within the current fiscal year. There are no seasonal or other significant aspects of the backlog. In the opinion of management, backlog is not significant to the business of ABI.

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

Employees As of December 31, 2011, ABI employed approximately 600 people. Substantially all of ABI’s employees are employed on a full time basis.

Financial Information about Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is in Note 13 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. The Company’s consolidated export sales from the United States were $25.1 million in 2011 and $22.7 million in 2010.

Available Information

The Common Stock of ABI was traded on the NYSE Amex (ticker symbol: ABL) through January 27, 2012. On January 6, 2012, the Company notified the NYSE Amex of its intention to voluntarily withdraw the Company’s common stock from listing on the NYSE Amex and to voluntarily terminate the registration of the common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company was eligible to voluntarily delist and deregister the common stock because there were fewer than 300 record holders of the common stock. On January 17, 2012, the Company filed a Notification of Removal from Listing and/or Registration on Form 25 with the United States Securities and Exchange Commission (the “SEC”). On January 27, 2012, the Company filed with the SEC a Certification and Notice of Termination of Registration on Form 15 to voluntarily terminate the registration of its common stock and suspend its reporting obligations under the Exchange Act. The filing of the Form 15 suspended the Company’s periodic reporting obligations. Until the Company filed the Form 15, however, the Company was subject to the reporting and other information requirements of the Exchange Act, and filed annual, quarterly, and current reports, proxy statements and other documents with the SEC pursuant to those requirements. The public may read and copy any materials that the Company files or has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files or has filed with the SEC at http://www.sec.gov.

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

Although ABI’s equity interests in Congoleum were cancelled effective as of July 1, 2010 by operation of Congoleum’s plan of reorganization, ABI continues to have business arrangements with Congoleum. In particular, pursuant to Congoleum’s plan of reorganization, ABI and Congoleum entered into a management services and commercial agreement. Pursuant to agreement, ABI’s current Chief Executive Officer, Mr. Roger Marcus, serves as a director and the chief executive officer of Congoleum and American Biltrite’s current Chief Financial Officer, Mr. Howard Feist III, serves as the chief financial officer of Congoleum. In addition, the Company’s President and Chief Operating Officer, Mr. Richard Marcus, currently serves as an executive vice president of Congoleum. Pursuant to the management services and commercial agreement, substantially all of Mr. Roger Marcus’s time, approximately 25% of Mr. Richard Marcus’s time and approximately 50% of Mr. Feist’s time, in each case, during normal working hours on a monthly basis, is required to be made available to Congoleum. As a result, the availability of those executives to the Company is reduced, which could have a material adverse impact on the Company to the extent they are unable to provide services to the Company which the Company needs or which would further the Company’s business and operations.

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

The independent members of Congoleum’s Board of Directors adopted a resolution on February 9, 2012 authorizing the lead outside director of Congoleum to extend an employment offer to an individual to serve as President and CEO of Congoleum Corporation, and to terminate Roger S. Marcus as President and CEO upon that individual’s acceptance of the employment offer, which acceptance has taken place. ABI has not received notice of early termination of the management services and commercial agreement or of any termination of the Congoleum offices held by Richard Marcus or Howard Feist or of Roger Marcus’ position as Chairman of Congoleum’s Board of Directors.

The expiration or termination of the Company’s business arrangements with Congoleum could have a material adverse impact on ABI’s business, operations and financial condition.

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

Due to the nature of the Company’s business and certain of the substances which are or have been used, produced or discharged with respect to its business, the Company’s operations and facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and off-site disposal locations. The Company has historically expended substantial amounts for compliance with existing environmental laws or regulations, including environmental remediation costs at both third-party sites and Company-owned sites. The Company will continue to be required to expend amounts in the future because of the nature of its prior activities at its facilities, in order to comply with existing environmental laws, and those amounts may be substantial. In addition, legislation and regulation regarding climate change, including greenhouse gas emissions, and other environmental matters may be adopted or administered and enforced differently in the future, which could require the Company to expend significant amounts. Further, legislation and regulations that limit carbon emissions may cause the Company’s energy costs at its facilities to increase. Although the Company believes that those amounts should not have a material adverse effect on its results of operations or financial position, there is no certainty that these amounts will not have such an effect because, as a result of environmental requirements becoming increasingly strict, the Company is unable to determine the ultimate cost of compliance with environmental laws and enforcement policies. For instance, such an effect could occur in connection with those matters disclosed in Item 3 (Legal Proceedings) and Note 8 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Raw material and energy costs have been volatile over the past several years, and the Company experienced significant inflation in its inputs during certain periods, including 2011. Global economic recovery and political instability in oil producing nations may contribute to further increasing price levels, and any such further increases could be significant. In addition to supply and demand issues affecting raw material and energy costs, the adoption of new, or any heightened administration and enforcement of existing, legislation and regulations that impact those costs, such as legislation or regulations regarding climate change, including greenhouse gas emissions, may result in increased raw material and energy costs for the Company. In light of the current and forecasted economic conditions in the United States and the industries in which the Company conducts business, the Company may be unable to pass increased raw material and energy costs on to its customers.

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

While the United States economy and the Company’s business appeared to experience some economic recovery during 2011, certain end markets such as construction remain weak. Both the Tape Division and AB Canada sell into the construction market as well as other industrial markets, while K&M’s sales are influenced by consumer and retail spending levels.

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

The Company’s Tape Division principally sells its products through distributors. Sales to five unaffiliated customers accounted for approximately 25% of the Tape Division’s net sales for the year ended December 31, 2011. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the Tape Division’s business, results of operations or financial condition.

AB Canada sells its products through distributors and a direct sales force. Sales to five unaffiliated customers accounted for approximately 22% of AB Canada’s net sales for the year ended December 31, 2011. The loss of the largest unaffiliated customer and/or two or more of the other four unaffiliated customers could have a material adverse effect on the AB Canada’s business, results of operations or financial condition.

K&M sells its products through its own direct sales force and, indirectly, through a wholly owned subsidiary and through third-party sales representatives. Three of K&M’s customers accounted for approximately 52% of its net sales for the year ended December 31, 2011. The loss of the largest of these customers would have a material adverse effect on K&M’s business, results of operations and financial condition and would likely have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Item 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

At December 31, 2011, ABI owned five manufacturing plants and a jewelry distribution center (located in Providence, Rhode Island) and leased office and warehousing space as follows:

Location	Square Feet	Owned Or Leased	Industry Segment For Which Properties Used

Sherbrooke, Quebec	379,000	Owned	Canadian division

Moorestown, NJ	226,000	Owned	Tape products

Lowell, MA	57,000	Owned	Tape products

Billerica, MA	20,000	Leased	Tape products

Renaix, Belgium	84,000	Owned	Tape products

Singapore	32,000	Owned	Tape products

Providence, RI	103,000	Owned	Jewelry products

New York, NY, and Yiwu and Qingdao, China	13,000	Leased	Jewelry products

ABI knows of no material defect in the titles to any such properties or material encumbrances thereon other than a mortgage on a property in Singapore securing outstanding debt in an amount equal to approximately 33% of the original cost of the property, and under the terms of ABI’s principal debt agreements, pursuant to which ABI has granted security interests in the owned properties in Massachusetts, New Jersey and Sherbrooke, Quebec. ABI believes that all of its properties are in good condition and have been well maintained and that these properties are suitable and adequate for the Company’s present purposes.

It is estimated that during 2011, ABI’s plants for the manufacture of tape products operated at approximately 92% of aggregate capacity and AB Canada operated at approximately 43% of aggregate capacity. All estimates of aggregate capacity have been made on the basis of a five-day, three-shift operation.

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

ABI has recorded a reserve of approximately $5.3 million, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs at all sites, net of recoveries, based on facts and circumstances known to the Company at the present time.

ABI is a co-defendant with many other manufacturers and distributors of asbestos-containing products in approximately 1,338 pending claims involving approximately 1,884 individuals as of December 31, 2011. These claims relate to products of the Company’s former tile division, which ABI contributed to Congoleum. The claimants allege personal injury from exposure to asbestos or asbestos-containing products. The Company utilizes an actuarial study to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claims costs requires estimating numerous variables that are difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. The Company believes that costs for claims that might be brought after that period are not reasonably estimable.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed in the next six years was $17.7 million to $62.0 million as of December 31, 2011. The Company believes no amount within this range is more likely than any other and, accordingly, has recorded a liability of $17.7 million in its financial statements, which represents the minimum probable and reasonably estimable amount for the future liability at the present time. The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at December 31, 2011, which has been included in other assets. The estimated amount of insurance that is probable of recovery depends on the liability estimate as well as a number of additional factors, including the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. The recorded liability and related insurance asset do not include any related defense costs. Defense costs are typically paid in addition to the indemnity limits under the primary layer insurance policies, while certain excess layer policies pay them within policy limits and other excess layer policies pay them in addition to policy limits. Defense costs can be as much or more than indemnity costs.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of ABI was traded on the NYSE Amex (ticker symbol: ABL) through January 27, 2012. On January 6, 2012, the Company notified the NYSE Amex of its intention to voluntarily withdraw the Company’s common stock from listing on the NYSE Amex and to voluntarily terminate the registration of the common stock under the Exchange Act. The Company was eligible to voluntarily delist and deregister the common stock because there were fewer than 300 record holders of the common stock. On January 17, 2012, the Company filed a Notification of Removal from Listing and/or Registration on Form 25 with the SEC. On January 27, 2012, the Company filed with the SEC a Certification and Notice of Termination of Registration on Form 15 to voluntarily terminate the registration of its common stock and suspend its reporting obligations under the Exchange Act. The filing of the Form 15 suspended the Company’s reporting obligations. Effective January 30, 2012, the Company’s common stock began trading from time to time on the Over the Counter Pink Market under the symbol ABLT.PK. As of March 16, 2012, there were 222 record holders of the Common Stock.

High and low sales prices for the Common Stock traded on the NYSE Amex for each quarter over the last two years were:

	Sale Prices of Shares of Common Stock
	2011		2010
Quarter Ended	High	Low	High	Low

March 31	$11.00	$6.02	$3.70	$1.75
June 30	11.45	7.08	4.71	2.90
September 30	10.00	5.60	3.88	3.00
December 31	6.21	4.35	7.65	3.12

No dividends on the Common Stock were declared during 2011 or 2010. The Company’s principal credit agreement restricts the ability of the Company to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” set forth in Item 7 of this Annual Report on Form 10-K.

The equity compensation plan information set forth in Item 12 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic conditions in the United States have been challenging, including in the industries in which the Company conducts business.  The downturn in the housing industry resulted in reduced demand for the Company’s products.  The slowdown in manufacturing, including in the automotive and industrial sectors, has resulted in reduced demand for the Tape Division’s products.  In addition, the decline in consumer and retailer spending resulted in reduced demand for K&M’s products.  While the United States economy and the Company’s businesses appeared to experience some economic recovery during 2011, certain end markets such as construction remain weak. Both the Tape Division and AB Canada sell into the construction market as well as other industrial markets, while K&M’s sales are influenced by consumer and retail spending levels. The Company expects economic conditions may negatively impact or restrain the Company’s business and operations and that that impact will depend on the speed, extent and sustainability of the United States and global economic recovery as well as geopolitical factors.

In addition, raw material and energy costs increased sharply during 2011, which has negatively impacted the Company’s business and operating results. Global economic recovery and political instability in oil producing nations may contribute to further increasing price levels, and any such further increases could be significant. The Company may be unable to pass increased raw material and energy costs on to its customers.

ABI is a defendant in a number of asbestos-related lawsuits. See Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. These matters could have a material adverse impact on the Company’s business, results of operations or financial condition.

On December 31, 2003, ABI’s former majority-owned subsidiary Congoleum filed a voluntary petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago, and on August 17, 2009, the District Court withdrew the reference of Congoleum’s Chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Congoleum’s plan of reorganization was confirmed by the District Court on June 7, 2010 and became effective July 1, 2010. By operation of the plan, all shares of Congoleum’s Class A and Class B common stock outstanding immediately prior to the plan becoming effective were cancelled effective as of July 1, 2010, including those shares owned by ABI. As a result, effective as of that time, ABI ceased to own any equity interest in reorganized Congoleum and Congoleum is no longer a subsidiary of ABI. The former holders of the cancelled shares of Congoleum common stock, including ABI, did not receive any compensation on account of their cancelled shares. Congoleum is a manufacturer of resilient sheet and tile flooring and it previously comprised the Company’s flooring products division.

Results of Operations

	Years Ended December 31
	2011		2010
	(In thousands of dollars)

Net sales	$208,733		$201,628
Cost of sales	159,991		148,909
Gross profit	48,742	23.4%	52,719	26.1%
Selling, general & administrative expenses	49,873	23.9%	48,678	24.1%
(Loss) income from operations	(1,131)		4,041
Interest expense, net	(835)		(916)
Other income, net	499		1,033
(Loss) income before taxes and other items	(1,467)		4,158
Provision for (benefit from) income taxes	186		(128)
Net (loss) income	(1,653)		4,286
Noncontrolling interests	(1)		(55)
Net (loss) income from continuing operations of the controlling interest	$(1,654)		$4,231

Net sales for the year ended December 31, 2011 were $208.7 million, an increase of $7.1 million from sales of $201.6 million in 2010. Tape division sales increased $2.4 million or 2.4% from 2010 to 2011 due to price increases averaging 4.2% and the favorable effect of currency translation partly offset by lower volume. Canadian segment sales increased $5.4 million or 9.6% from 2010 to 2011 due to the effect of currency translation, increased sales of rubber products, and the fact that sales to Congoleum during the first half of 2010 were eliminated in consolidation. Jewelry segment K&M’s sales decreased $3.5 million or 7.1% from 2010 to 2011 due to the loss of a large mid-tier retail account and lower sales through mass merchandisers and off-price retailers.

Gross profit was 23.4% of net sales in 2011 compared to 26.1% in 2010. Tape segment gross profit margins declined 2.9% of net sales from 2010 to 2011 due to raw material cost increases averaging 10% which were only partly passed through to customers in higher pricing. Canadian gross margins improved 0.4% of net sales in 2011 due to selling price increases which, combined with first-in, first-out inventory costing, offset the impact of raw material cost increases. Gross profit margins at K&M decreased 4.3% due to higher product costs coupled with margin demands of customers.

The Company includes the cost of purchasing and finished goods inspection in selling, general and administrative expenses. Some companies also record such costs in operating expenses while others record them in cost of goods sold. Consequently, the Company’s gross profit margins may not be comparable to other companies. Had the Company recorded these expenses in cost of sales, the gross profit margins for the years ended December 31, 2011 and 2010 would have been 23.0% and 25.7%, respectively.

Selling, general and administrative expenses for the year ended December 31, 2011 were $49.9 million, an increase of $1.2 million compared to 2010. Tape segment increased $856 thousand or 3.9% due to higher personnel and benefit costs, increased freight expenses, regulatory expenses, and the effect of currency translation. Canadian segment selling, general and administrative expenses increased $1.0 million or 8.6% due to the effect of currency translation and higher freight and commissions. K&M selling, general and administrative expenses were essentially unchanged from 2010 to 2011.

Net interest expense of $835 thousand for 2011 was down $81 thousand as a result of lower effective borrowing costs. Other income of $499 thousand in 2011 was down from $1.0 million in 2010 as a result of lower royalty income and foreign exchange losses.

The effective income tax expense for continuing operations for 2011 was $186 thousand on a pre-tax loss of $1.7 million, compared to a benefit of $128 thousand on pre-tax earnings of $4.2 million in 2010. For 2011, the Company recognized expense for certain minimum state taxes and for foreign taxes. In 2010, the Company recognized a $1.7 million benefit for deferred tax assets of its Canadian division, which was reduced by income tax expense recorded for taxable income arising from the Company’s U.S. operations.

The Company had a net loss from continuing operations of $1.7 million for 2011 compared to net income from continuing operations of $4.2 million for 2010, primarily as a result of the lower gross profit margins discussed above.

Liquidity and Capital Resources

ABI’s principal sources of liquidity are its cash provided by operations and borrowings under the Company’s credit facilities. Cash and cash equivalents of the continuing operations, including short term investments, increased by $112 thousand to $3.4 million at December 31, 2011 as compared to December 31, 2010. Total debt at December 31, 2011 was $14.8 million, up $2.8 million from December 31, 2010. Working capital of the continuing operations at December 31, 2011 was $31.5 million, compared with $35.1 million at December 31, 2010. The ratio of current assets to current liabilities of the continuing operations at December 31, 2011 was 1.93 compared to 2.10 at December 31, 2010. Net cash used by operating activities of continuing operations for the year ended December 31, 2011 was $537 thousand compared with cash provided of $2.8 million for the year ended December 31, 2010.

Capital expenditures for 2011 were $2.6 million compared to $2.0 million for 2010.

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

ABI’s primary source of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wachovia”) pursuant to a loan and security agreement (the “Credit Agreement”). The Credit Agreement was entered into on June 30, 2009, and initial borrowings on the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides ABI and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3.0 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At December 31, 2011, the Company had $9.0 million and $4.8 million outstanding under the Revolver and Term Loan, respectively, and $11.1 million of additional unused borrowing capacity available under the Revolver. The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. All indebtedness under the Credit Agreement, other than the Term Loan, matures on June 30, 2015.

Interest is payable monthly on borrowings under the Credit Agreement at rates based on a base interest rate plus an applicable margin for each type of loan, which varies depending on whether the loan is based on U.S., Canadian, or Eurodollar rate loans and which ranges from an applicable rate of two hundred basis points over U.S. and Canadian base rates to four hundred basis points over Eurodollar base rates for revolving debt loans and three hundred basis points over U.S. base rates and five hundred basis points over Eurodollar base rates for the Term Loan. The Credit Agreement charges the Company a monthly unused borrowing line fee, at a rate equal to five-eighths of one percent (0.625%) per annum. In addition, the Credit Agreement imposes a monthly letter of credit fee equal to four percent (4%) per annum for unused letter of credit availability. Pursuant to an amendment and extension of the Credit Agreement in February 2012, the interest rate on borrowings, the unused line fee, and letter of credit fee are reduced for periods after June 30, 2012.

Pursuant to the Credit Agreement, payments on the Company’s accounts receivable are deposited in accounts assigned by the Company and the other borrowers to Wachovia and the funds in that account may be used by Wachovia to pay down outstanding borrowings under the Credit Agreement.

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates. The Credit Agreement requires the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0. Effective June 30, 2012, the Company’s obligation to meet the minimum fixed charge coverage ratio would not apply for any monthly test period during which the Company’s unused available credit under the Credit Agreement does not fall below $3.0 million at any time or below $5.0 million for more than three consecutive days. Prior to June 30, 2012, the Company’s unused available credit must not fall below $6.0 million.

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

The Company has not declared a dividend subsequent to the third quarter of 2003. The Credit Agreement restricts the Company’s ability to pay cash dividends to its stockholders. Any determination to pay future dividends within these limitations would be made by the Company’s Board of Directors based upon, among other considerations, the financial performance and capital requirements of the Company, as well as market conditions.

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

Asbestos Liability and Insurance Receivable – As discussed previously, the Company is party to a significant number of lawsuits stemming from their previous manufacture of asbestos-containing products. ABI has recorded in its consolidated balance sheet a liability and corresponding insurance receivable based on its estimates of the future costs and related insurance recoveries to settle asbestos litigation. These estimates are based on a number of subjective assumptions, including the anticipated costs to settle claims, the claims dismissal rate, the cost to litigate claims, the number of claims expected to be received, and the applicability and allocation of insurance coverage to these costs. Additionally, due to the numerous uncertainties related to future asbestos litigation trends and costs, the Company does not believe reasonable estimates can be developed for claim developments beyond a six year horizon. Accordingly, the Company’s estimated liability is based on claims currently filed as well as claims anticipated to be filed over the next six years. A change in assumptions could have a material effect on the Company’s estimated liability. The estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted to the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this reduces the liability in the low estimate by about 20% (assuming all other variables remain constant).

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

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. In 2011 and 2010, the Company assumed that the expected long-term rate of return on plan assets will be 6.75% to 7.00%. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past actuarial gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is used to determine expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2011, the Company determined this rate to be 4.50% for its U.S. pension liability and 5.00% for its Canadian pension liability.

Allowance for Doubtful Accounts – The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and reserves are established as deemed appropriate based on the criteria previously noted. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base. The risk associated with this estimate is that the Company would not become aware of potential collectability issues related to specific accounts and thereby become exposed to potential unreserved losses. Historically, the Company’s estimates and assumptions around the allowance have been reasonably accurate and the Company has processes and controls in place to closely monitor customers and potential credit issues.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets – Assets

(In thousands of dollars)

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$979	$867
Short-term investments	2,400	2,400
Accounts receivable, less allowances for doubtful accounts and discounts of $1,842 in 2011 and $1,792 in 2010	20,087	21,887
Inventories	39,460	38,606
Income taxes	217	631
Prepaid expense & other current assets	2,310	2,502

Total current assets	65,453	66,893

Property, plant & equipment, net	28,502	29,891

Other assets:
Insurance for asbestos-related liabilities	17,646	17,646
Other assets	8,799	8,800
	26,445	26,446

Total assets	$120,400	$123,230

American Biltrite Inc. and Subsidiaries

Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

(In thousands of dollars)

	December 31
	2011	2010
Liabilities
Current liabilities:
Accounts payable	$9,154	$8,829
Accrued expenses	14,330	16,864
Notes payable	8,995	4,639
Current portion of long-term debt	1,458	1,487
Total current liabilities	33,937	31,819

Long-term debt, less current portion	4,299	5,851
Asbestos-related liabilities	17,700	17,700
Other liabilities	20,557	16,771
Total liabilities	76,493	72,141

Stockholders’ equity
Common stock, par value $.01, authorized 15,000,000 shares, issued 4,607,902 shares	46	46
Additional paid-in capital	20,116	20,148
Less cost of 1,160,760 and 1,166,545 shares of common stock in treasury at December 31, 2011 and 2010, respectively	(14,958)	(15,133)
Retained earnings	45,115	46,769
Accumulated other comprehensive loss	(7,355)	(1,683)
Total stockholders’ equity of controlling interests	42,964	50,147
Noncontrolling interests	943	942
Total stockholders’ equity	43,907	51,089
Total liabilities and stockholders’ equity	$120,400	$123,230

See accompanying notes to consolidated financial statements.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands of dollars, except per share amounts)

	Years Ended December 31
	2011	2010

Net sales	$208,733	$201,628
Cost of products sold	159,991	148,909
Selling, general & administrative expenses	49,873	48,678
(Loss) income from operations	(1,131)	4,041

Other income (expense)
Interest expense	(835)	(916)
Other income	499	1,033
	(336)	117
(Loss) income before income taxes and other items	(1,467)	4,158

Provision for (benefit from) income taxes	186	(128)
Net (loss) income	(1,653)	4,286
Noncontrolling interests	(1)	(55)
Net (loss) income from continuing operations of the controlling interest	(1,654)	4,231
Net income of discontinued operation, net of noncontrolling interests (including gain on deconsolidation of $53,565)	–	52,938
Net (loss) income attributable to controlling interest	$(1,654)	$57,169

Net (loss) income attributable to controlling interest per common share
Basic
Continuing operations	$(0.48)	$1.23
Discontinued operation	–	15.38
	$(0.48)	$16.61
Diluted
Continuing operations	$(0.48)	$1.23
Discontinued operation	–	15.36
	$(0.48)	$16.59
Weighted average shares outstanding
Basic	3,444,762	3,441,431
Diluted	3,444,762	3,446,042

See accompanying notes to consolidated financial statements.

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of dollars)

	Years Ended December 31
	2011	2010
Operating activities
Net (loss) income	$(1,653)	$57,224
Net income of discontinued operation, net of noncontrolling interests (including gain on deconsolidation of $53,565 in 2010)	–	(52,938)
Net (loss) income from continuing operations	(1,653)	4,286
Adjustments to reconcile net (loss) income from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	4,343	4,494
Provision for doubtful accounts	2,447	2,768
Stock compensation expense	164	198
Deferred taxes	643	(1,724)
Change in operating assets and liabilities:
Accounts and notes receivable	(917)	(5,642)
Inventories	(1,352)	(5,133)
Prepaid expenses and other assets	181	(189)
Accounts payable and accrued expenses	(1,300)	2,614
Income taxes	(1,095)	–
Other	(1,998)	1,108
Net cash (used) provided by operating activities	(537)	2,780
Investing activities
Investments in property, plant and equipment	(2,569)	(2,001)
Purchase of short-term investments	(4,800)	(4,800)
Proceeds from sale of short-term investments	4,800	4,800
Net cash used in investing activities	(2,569)	(2,001)
Financing activities
Net short-term borrowings	4,402	538
Payments on long-term debt	(1,581)	(1,244)
Proceeds from exercise of stock options	2	–
Purchase of treasury stock	–	(1)
Net cash provided (used) in financing activities	2,823	(707)
Effect of foreign exchange rate changes on cash	395	393
Net increase in cash	112	465
Cash and cash equivalents at beginning of year	867	402
Cash and cash equivalents of continuing operations at end of year	$979	$867

See accompanying notes to consolidated financial statements

American Biltrite Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands of dollars, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit) of Controlling Interests	Non- Controlling Interests	Total Equity (Deficit)

Balance at December 31, 2009	$46	$19,950	$(15,132)	$(10,400)	$(39,088)	$(44,624)	$639	$(43,985)
Comprehensive income
Net income from continuing operations				4,231		4,231	55	4,286
Net income from discontinued operations				52,938		52,938	-	52,938
Foreign currency translation adjustments					997	997	-	997
Defined benefit plans adjustment					(719)	(719)	-	(719)
Total comprehensive income						57,447	55	57,502
Stock compensation		198				198	-	198
Purchase of treasury stock, 174 shares, weighted average purchase price of $3.50 per share			(1)			(1)	-	(1)
Taxes payable adjustment for noncontrolling interests							17	17
K&M distribution							(98)	(98)
Deconsolidation of Congoleum					37,127	37,127	329	37,456

Balance at December 31, 2010	46	20,148	(15,133)	46,769	(1,683)	50,147	942	51,089
Comprehensive loss
Net loss from continuing operations				(1,654)		(1,654)	1	(1,653)
Foreign currency translation adjustments					(413)	(413)	-	(413)
Defined benefit plans adjustment					(5,259)	(5,259)	-	(5,259)
Total comprehensive loss						(7,326)	1	(7,325)
Stock compensation		164				164	-	164
Exercise of stock options (30,300 shares)		(196)	175			(21)	-	(21)

Balance at December 31, 2011	$46	$20,116	$(14,958)	$45,115	$(7,355)	$42,964	$943	$43,907

See accompanying notes to consolidated financial statements.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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
31

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

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses in previous years have generally been within management’s expectations. None of the Company’s customers accounted for more than 10% of consolidated net sales for each of the years 2011 and 2010 or 10% of the Company’s consolidated accounts receivable as of December 31, 2011 or 2010.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for approximately 47% of the Company’s domestic inventories. The use of LIFO results in a better matching of costs and revenues. Cost is determined by the first-in, first-out (“FIFO”) method for the Company’s foreign inventories and the remaining domestic inventory. The Company records as a charge to cost of products sold any amounts required to reduce the carrying value of inventories to net realizable value.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Debt Issuance Costs

Costs incurred in connection with the issuance of debt have been capitalized and are being amortized over the term of the related debt agreements. Debt issuance costs at December 31, 2011 and 2010 amounted to $511 thousand and $1.1 million, respectively, net of accumulated amortization of $1.5 million and $898 thousand, respectively, and are included in other noncurrent assets.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, it projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company evaluated the recoverability of its other long-lived assets and determined they were not impaired as of December 31, 2011 or 2010.

Product Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the revenue is recognized. The following table sets forth activity in the Company’s warranty reserves (in thousands):

	2011	2010

Beginning balance	$1,060	$896
Accruals	820	1,610
Charges	(1,138)	(1,446)

Ending balance	$742	$1,060

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

At December 31, 2011, the non-controlling interest recorded on the Company’s balance sheet represents the 37.5% non-controlling interest of Tullahoma Properties LLC, a non-operating company that owns a parcel of land in Tullahoma, Tennessee.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred. Expenses incurred for promoting and selling products are classified as selling expenses and include such items as advertising, sales commissions and travel. Advertising expense (including cooperative advertising) amounted to $1.3 million and $1.2 million for 2011 and 2010, respectively. General and administrative expenses include such items as officers’ salaries, office supplies, insurance and office rental. In addition, general and administrative expenses include other operating items such as provision for doubtful accounts, professional (accounting and legal) fees, and environmental remediation costs. The Company also records shipping, handling, purchasing and finished goods inspection costs in general and administrative expenses. Shipping and handling costs for the years ended December 31, 2011 and 2010 were $5.8 million and $5.1 million, respectively. Purchasing and finished goods inspection costs were $1.0 million and $918 thousand for 2011 and 2010, respectively.

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

Research and Development Costs

Expenditures relating to the development of new products are charged to operations as incurred and amounted to $2.0 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Balance sheet accounts of foreign subsidiaries are translated at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders’ equity. Realized exchange gains and losses (immaterial in 2011 and 2010) are included in current operations.

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

2. Inventories

Inventories at December 31 consisted of the following (in thousands):

	2011	2010

Finished goods	$20,013	$19,202
Consigned inventory	4,646	5,058
Work-in-process	8,216	8,416
Raw materials and supplies	6,585	5,930

	$39,460	$38,606

At December 31, 2011, domestic inventories determined by the LIFO inventory method amounted to $8.3 million ($8.0 million at December 31, 2010). If the FIFO inventory method, which approximates replacement cost, had been used for these inventories, they would have been $4.0 million and $3.3 million higher at December 31, 2011 and 2010, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Property, Plant and Equipment

A summary of the major components of property, plant and equipment at December 31 is as follows (in thousands):

	2011	2010

Land and improvements	$2,734	$2,596
Buildings	30,771	31,017
Machinery and equipment	99,506	98,941
Construction-in-progress	941	1,414
	133,952	133,968
Less accumulated depreciation	105,450	104,077

	$28,502	$29,891

Depreciation expense amounted to $3.7 million and $3.8 million for the years 2011 and 2010, respectively.

4. Accrued Expenses

Accrued expenses at December 31 consisted of the following (in thousands):

	2011	2010

Accrued advertising and sales promotions	$3,956	$4,995
Employee compensation and related benefits	4,633	4,906
Environmental liabilities	869	982
Royalties	756	1,133
Income taxes	104	805
Professional fees	1,038	710
Other	2,974	3,333

	$14,330	$16,864

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Financing Arrangements

Long-term debt and notes payable under revolving credit facilities at December 31 were as follows (in thousands):

	2011	2010

Notes payable (current)	$8,995	$4,639

Term loan	$4,777	$6,111
Other notes	980	1,227
Total term debt	5,757	7,338
Less current portion	1,458	1,487

Non-current term debt	$4,299	$5,851

ABI’s primary sources of borrowings are the revolving credit facility (the “Revolver”) and the term loan (“Term Loan”) it has with Wachovia Bank, National Association (“Wachovia”) pursuant to a loan and security agreement (the “Credit Agreement”). The Credit Agreement was entered into on June 30, 2009, and initial borrowings on the Credit Agreement were used to pay off borrowings from another financial institution and to pay fees and expenses in connection with the refinancing.

The Credit Agreement provides ABI and its subsidiaries with (i) a $30.0 million commitment under the Revolver (including a $12 million Canadian revolving credit facility sublimit) and (ii) an $8.0 million Term Loan. The Credit Agreement also provides letter of credit facilities with availability of up to $6.0 million (including a $3.0 million Canadian letters of credit facility sublimit) subject to availability under the Revolver. The maximum amount available for revolving debt borrowings is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon eligible assets of the Company, including accounts receivables and inventory. The Company’s obligations under the Credit Agreement are secured by assets of the Company and its subsidiaries. At December 31, 2011, the Company had $9.0 million and $4.8 million outstanding under the Revolver and Term Loan, respectively, and $11.1 million of additional unused borrowing capacity available under the Revolver. The Term Loan principal is payable in 72 monthly installments of $111 thousand beginning August 1, 2009 and ending on July 1, 2015. All indebtedness under the Credit Agreement, other than the Term Loan, matures on June 30, 2015.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Financing Arrangements (continued)

Interest is payable monthly on borrowings under the Credit Agreement at rates based on a base interest rate plus an applicable margin for each type of loan, which varies depending on whether the loan is based on U.S., Canadian, or Eurodollar rate loans and which ranges from an applicable rate of two hundred basis points over U.S. and Canadian base rates to four hundred basis points over Eurodollar base rates for revolving debt loans and three hundred basis points over U.S. base rates and five hundred basis points over Eurodollar base rates for the Term Loan. The Credit Agreement charges the Company a monthly unused borrowing line fee, at a rate equal to five-eighths of one percent (0.625%) per annum. In addition, the Credit Agreement imposes a monthly letter of credit fee equal to four percent (4%) per annum for unused letter of credit availability. Pursuant to an amendment and extension of the Credit Agreement in February 2012, the interest rate on borrowings, the unused line fee, and letter of credit fee are reduced for periods after June 30, 2012.

Pursuant to the Credit Agreement, payments on the Company’s accounts receivable are deposited in accounts assigned by the Company and the other borrowers to Wachovia and the funds in that account may be used by Wachovia to pay down outstanding borrowings under the Credit Agreement.

The Credit Agreement contains customary bank covenants, including limitations on incurrence of debt and liens or other encumbrances on assets or properties, sale of assets, making of loans or investments, including paying dividends and redemptions of capital stock, the formation or acquisition of subsidiaries and transactions with affiliates. The Credit Agreement requires the Company and the other borrowers and the guarantors to maintain, on a consolidated basis, a minimum fixed charge coverage ratio of 1.0:1.0. Effective June 30, 2012, the Company’s obligation to meet the minimum fixed charge coverage ratio would not apply for any monthly test period during which the Company’s unused available credit under the Credit Agreement does not fall below $3.0 million at any time or below $5.0 million for more than three consecutive days. Prior to June 30, 2012, the Company’s unused available credit must not fall below $6.0 million.

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

Interest

Interest paid on all outstanding debt amounted to $839 thousand and $926 thousand for 2011 and 2010, respectively.

Future Payments

Principal payments on the Company’s long-term debt obligations due in each of the next five years are as follows (in thousands):

2012	$1,458
2013	1,464
2014	1,470
2015	922
2016	150
2017 and thereafter	293

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Other Liabilities

Other liabilities at December 31 consisted of the following (in thousands):

	2011	2010

Pension benefit obligations	$10,663	$6,973
Environmental remediation and product related liabilities	7,931	7,516
Income taxes	640	808
Other	1,241	1,474

	$20,557	$16,771

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

The Company also maintains nonqualified supplemental employee retirement plans (“SERPs”) for certain current and former employees. The aggregate projected benefit obligations of these SERPs was $703 thousand and $648 thousand at December 31, 2011 and 2010, respectively. The plans are unfunded plans, and Company contributions made for benefits paid were $42 thousand in each of the years 2011 and 2010. The Company’s benefit obligation and pension expense related to these SERPs have been included in the tables below.

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

	2011	2010
	(in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$32,923	$28,656
Service cost	862	811
Interest cost	1,835	1,750
Plan participants contributions	198	189
Actuarial (gain) loss	4,305	1,748
Foreign currency exchange rate changes and other	(424)	1,217
Benefits paid	(1,847)	(1,448)

Benefit obligation at end of year	$37,852	$32,923

Change in Plan Assets:
Fair value of plan assets at beginning of year	$27,320	$24,082
Actual return on plan assets	(115)	2,325
Employer contribution	1,975	1,330
Plan participants contribution	198	189
Foreign currency exchange rate changes	(384)	842
Benefits paid	(1,847)	(1,448)

Fair value of plan assets at end of year	$27,147	$27,320

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

The weighted-average assumptions used to determine benefit obligation for the pension benefits as of December 31, 2011 and 2010 were as follows:

	2011	2010
Discount rate	4.50% - 5.00%	5.50%
Rate of compensation increase	3.00%	3.00% - 3.50%

The funded status of the plans and the unrecognized amounts included in accumulated other comprehensive loss as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Unfunded status	$(10,704)	$(5,603)
Unrecognized net actuarial loss	6,785	728
Unamortized prior service cost	663	800

Net amount recognized	$(3,256)	$(4,075)

The amounts recorded in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	2011	2010

Other assets (noncurrent)	–	$1,413
Accrued benefit liability – current	$(41)	(44)
Accrued benefit liability – non-current	(10,663)	(6,973)
Accumulated other comprehensive loss	7,448	1,529

Net amount recorded	$(3,256)	$(4,075)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

At December 31, 2010, some of the Company’s pension plans had projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of plan assets. The aggregate benefit obligations and fair value of plans assets for plans that were overfunded and underfunded as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Underfunded plans
PBO	$37,852	$17,057
Fair value of plan assets	27,147	10,041
Funded status	(10,705)	(7,016)
ABO	33,957	15,643
Overfunded plan
PBO	–	$15,866
Fair value of plan assets	–	17,279
Funded status	–	1,413
ABO	–	14,267
All plans
PBO	$37,852	$32,923
Fair value of plan assets	27,147	27,320
Funded status	(10,705)	(5,603)
ABO	33,957	29,910

The components of net periodic benefit cost for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Pension Benefits
	2011	2010

Service cost	$862	$811
Interest cost	1,835	1,750
Expected return on plan assets	(1,878)	(1,666)
Amortization of net loss	113	109
Amortization of prior service cost	11	12
Recognized net actuarial (gain) loss	19	(33)

Net periodic benefit cost	$962	$983

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

Changes recognized in Other Comprehensive Income for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Net actual (gain) loss	$6,023	$997
Recognized actuarial gain	(19)	33
Prior service (credit) cost	(113)	(113)
Recognized prior service credit	(11)	(13)
Foreign exchange	39	52
Total changes recognized in Other Comprehensive Income (before tax effect)	$5,919	$956

The Company’s estimated net loss and prior service cost to be amortized from accumulated other comprehensive loss during 2012 is expected to be $473 thousand and $122 thousand, respectively.

The weighted-average assumptions used to determine net periodic benefit cost related to the pension benefits were as follows:

	2011	2010

Discount rate	5.00% - 5.50%	5.75% - 6.25%
Expected long-term return on plan assets	6.75% - 7.00%	6.75% - 7.00%
Rate of compensation increase	3.00%	3.00% - 3.50%

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

Plan Assets

The Company has an investment strategy for its pension plans that emphasizes total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary investment management objective for the plans’ assets is long-term capital appreciation primarily through investment in equity and debt securities with an emphasis on consistent growth; specifically, growth in a manner that protects each plan’s assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions. The Company selects professional money managers whose investment policies are consistent with the Company’s investment strategy and monitors their performance against appropriate benchmarks. The Company’s target asset allocation is consistent with the weighted-average allocation at December 31, 2011.

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

Plans assets do not include any Level 3 investments. The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2011 and 2010.

	December 31, 2011
	Level 1	Level 2	Total
	(In thousands)

Cash and money market funds	$239	$-	$239	0.9%
Equity mutual funds	7,198	2,163	9,361	34.4
Fixed income mutual funds	2,948	-	2,948	10.9
Common stocks	7,210	-	7,210	26.6
Government agencies	-	1,748	1,748	6.4
Treasury obligations	-	643	643	2.4
Corporate bonds	-	4,998	4,998	18.4

	$17,595	$9,552	$27,147	100.0%

	December 31, 2010
	Level 1	Level 2	Total
	(In thousands)

Cash and money market funds	$167	$-	$167	0.6%
Equity mutual funds	3,290	3,799	7,089	25.9
Fixed income mutual funds	2,967	-	2,967	10.9
Common stocks	9,874	-	9,874	36.1
Government agencies	-	1,890	1,890	6.9
Treasury obligations	-	451	451	1.7
Corporate bonds	-	4,882	4,882	17.9

	$16,298	$11,022	$27,320	100.0%

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Pension Plans (continued)

Contributions

American Biltrite expects to contribute $2.5 million to its pension plans in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2011.

(in thousands)
2012	$1,686
2013	1,673
2014	1,771
2015	1,826
2016	1,864
2017 - 2021	11,031

Defined Contribution Plans

The Company also has three 401(k) defined contribution retirement plans that cover substantially all employees. Eligible employees may contribute up to 15% to 20% of compensation (subject to annual Internal Revenue Code limits) with the Company partially matching contributions. Defined contribution pension expense for the Company was $350 thousand and $372 thousand for the years ended December 31, 2011 and 2010, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies

Leases

The Company occupies certain warehouse and office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2025. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $1.7 million in 2011 and $1.6 million in 2010.

Future minimum payments relating to operating leases are as follows (in thousands):

2012	$1,143
2013	774
2014	474
2015	366
2016	295
Thereafter	1,811

$4,863

Royalty and Advertising Commitments

K&M maintains certain license arrangements for branded jewelry products. Under the terms of these arrangements, K&M must make minimum royalty and advertising payments based on defined percentages of net sales during the license terms. These arrangements also include guaranteed minimum yearly royalty and advertising payments based either on minimum levels of net sales or fixed payment amounts. At December 31, 2011, the Company’s commitments for minimum royalty and advertising payments were as follows (in thousands):

2012	$2,669
2013	2,703
2014	324

$5,696

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

The following table summarizes American Biltrite’s recorded assets and liabilities for environmental, asbestos and other contingencies:

	December 31
	2011		2010
	Liability	Receivable	Liability	Receivable
	(In thousands)
Environmental liabilities
Accrued expenses	$658		$771
Other liabilities, non-current	7,931		7,516
Other assets, non-current	-	$3,308	-	$3,192
	8,589	3,308	8,287	3,192
Asbestos product liability
Asbestos-related liabilities, non-current	17,700	-	17,700	-
Insurance for asbestos-related liabilities, non-current	-	17,646	-	17,646
	17,700	17,646	17,700	17,646

Other
Other liabilities, current	211	-	211	-
Other liabilities, non-current	421	-	632	-
	632	-	843	-

	$26,921	$20,954	$26,830	$20,838

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

ABI is a co-defendant with many other manufacturers and distributors of asbestos containing products in approximately 1,338 pending claims involving approximately 1,884 individuals as of December 31, 2011. These claims relate to products of ABI’s former tile division, which ABI contributed to Congoleum in 1993. The claimants allege personal injury or death from exposure to asbestos or asbestos-containing products. Activity related to asbestos claims during the years ended December 31, 2011 and 2010 was as follows:

	2011	2010

Claims at January 1	1,261	1,193
New claims	356	304
Settlements	(34)	(29)
Dismissals	(245)	(207)

Claims at December 31	1,338	1,261

ABI has primary and multiple excess layers of insurance coverage for asbestos claims. The total indemnity costs incurred to settle claims were approximately $5.1 million in 2011 and $4.6 million in 2010 all of which were paid by ABI’s umbrella insurance carriers in the respective years, as were the related defense costs. In June 2008, ABI’s primary layer insurance carriers advised ABI that coverage limits under the February 1996 coverage-in-place agreement had exhausted. In August 2008, ABI and its applicable first-layer excess umbrella carriers reached an understanding on the coverage under ABI’s applicable first-layer excess umbrella policies (the “Umbrella Coverage”), including defense and indemnity obligations, allocation of claims to specific policies, and other matters. There was no gap in coverage following the exhaustion of the primary layer insurance coverage.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

In general, governmental authorities have determined that asbestos-containing sheet and tile products are nonfriable (i.e., cannot be crumbled by hand pressure) because the asbestos was encapsulated in the products during the manufacturing process. Thus, governmental authorities have concluded that these products do not pose a health risk when they are properly maintained in place or properly removed so that they remain nonfriable. The Company has issued warnings not to remove asbestos-containing flooring by sanding or other methods that may cause the product to become friable. The Company estimates its liability for indemnity to resolve current and reasonably anticipated future asbestos-related claims (not including claims asserted against Congoleum), based upon a strategy to vigorously defend against and strategically settle those claims on a case-by-case basis in the normal course of business. Factors such as recent and historical settlement and trial results, the court dismissal rate of claims, the incidence of past and recent claims, the number of cases pending against it and asbestos litigation developments that may impact the exposure of the Company were considered in performing these estimates. Changes in factors could have a material impact on the Company’s liability. The estimate is sensitive to changes in the mesothelioma acceptance rate. For example, if the calibration window is shifted to the 2004 to 2008 calibration period, the mesothelioma acceptance rate decreases by 1.2% to 4.6%, and this reduces the liability in the low estimate by about 20% (assuming all other variables remain constant).

The Company utilized an actuarial study in 2009 to assist it in developing estimates of the Company’s potential liability for resolving present and possible future asbestos claims. Projecting future asbestos claim costs requires estimating numerous variables that are extremely difficult to predict, including the incidence of claims, the disease that may be alleged by future claimants, future settlement and trial results, future court dismissal rates for claims, and possible asbestos legislation developments. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company believes that six years is the most reasonable period over which to include future claims that may be brought against the Company for recognizing a reserve for future costs. Due to the numerous variables and uncertainties, the Company does not believe that reasonable estimates can be developed of liabilities for claims beyond a six year horizon using the 2009 data. The Company did not obtain an actuarial study in 2010 or 2011 because there were no significant changes in factors during those years. The Company will continue to evaluate its range of future exposure, and the related insurance coverage available, and when appropriate, record future adjustments to those estimates, which could be material.

The estimated range of liability for settlement of current claims pending and claims anticipated to be filed in the next six years, excluding defense costs, was $17.7 million to $62.0 million as of December 31, 2011. The Company believes no amount within this range is more likely than any other, and accordingly has recorded a liability of $17.7 million in its financial statements which represents the minimum probable and reasonably estimable amount for the future liability at the present time.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

The Company also believes that based on this liability estimate, the corresponding amount of insurance probable of recovery is $17.6 million at December 31, 2011, which has been included in other assets. The same factors that affect developing forecasts of potential indemnity costs for asbestos-related liabilities also affect estimates of the total amount of insurance that is probable of recovery, as do a number of additional factors. These additional factors include the financial viability of some of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and other loss handling costs will be covered by the insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, and the continuing solvency of various insurance companies. These amounts were based on currently known facts by ABI and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos legislation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

At another site, ABI, together with a number of other named PRPs, entered a consent decree and site remediation agreement (the “Agreements”) in September 1996, which, without admission of liability by the PRPs, requires remediation of the Interstate Leeds Company (“ILCO”) Superfund site located in Leeds, Alabama (the “ILCO Site”). The currently estimated aggregate future cost of remediation and associated transactional costs at the ILCO Site ranges from $4.5 million to $6.4 million. Pursuant to a final allocation among consent decree participants, ABI’s share of the currently estimated future remediation costs range from approximately $272 thousand to $390 thousand. These estimates consider commitments from de minimis and de maximus settlors, the City of Leeds and its insurers, amounts currently held in an escrow fund, a RCRA Closure Fund refund, bankrupt PRP’s and TBC’s share of those costs, which pursuant to the TBC Agreement is 37.5% of those remediation costs incurred by ABI. A substantial share of ABI’s future remediation costs with respect to the ILCO Site will be payable over the next one to five years.

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

Additional expenditures, principally consisting of remediation and oversight costs, will be required to remediate the Olin Site. Olin has estimated that the total response costs for 2012 will be approximately $3.1 million. ABI has estimated total costs, including for 2012, to be in the range of $23.7 million to $42.8 million. As of December 31, 2011, ABI has estimated its potential liability to Olin to be in the range of $5.5 million to $9.7 million after allocation for the annual reimbursement of $100 thousand for Olin’s internal costs and before any recoveries from insurance and TBC. Costs are expected to be paid over approximately the next ten years. In January 2006, the EPA assumed the responsibility for the oversight of the Olin Site from the Massachusetts Department of Environmental Protection.

The State of Maine Department of Environmental Protection (“Maine DEP”) has put Miller Industries, Inc., (“Miller”) the present owner of a former sheet vinyl plant in Lisbon Falls, Maine, on notice to clean up a dumpsite where there is exposed asbestos from sheet vinyl waste along with other hazardous substances. In September of 2005, a lawsuit was brought by Miller against ABI, which alleged that ABI and one other named defendant were liable for costs to clean up a dumpsite (“Parcel A”) and a second parcel of land (“Parcel B”), which is alleged to contain polychlorinated biphenyls (“PCB’s”) in the soil. The lawsuit, captioned Miller Industries, Inc. v American Biltrite Inc. et al, was filed on September 22, 2005 in the Androscoggin Superior Court of Maine. Miller was seeking indemnification or contribution from ABI for the clean-up of both parcels of land (together, the “Maine Sites”). The lawsuit was dismissed by the Superior Court of Maine on February 3, 2006 for lack of subject matter jurisdiction and failure to state a claim upon which relief can be granted. In January 2006, ABI was notified by the Maine DEP that it is a PRP as to both Parcel A and Parcel B. Subsequently, Parcel B was named an EPA site. Prior to the commencement of the lawsuit by Miller, ABI had been investigating and reviewing the condition of Parcel A and its potential liability for its share of any clean-up costs. Miller replaced its environmental consultant with a new environmental consultant in 2010. This consultant provided the parties with new information as to the

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

estimated cost to clean up Parcel A. Based upon this new information, ABI believes that the cost of site investigation, remediation, maintenance and monitoring at the site will be between approximately $3.4 million and $5.7 million. ABI has been advised by Miller that the clean-up for Parcel B has been completed under budget. ABI has been assessing the potential availability of insurance coverage for such costs. ABI is not at this time able to determine what its potential liability will be with regard to the Maine Sites since ABI has neither accepted nor negotiated its allocable share of the costs with Miller. Pursuant to the TBC Agreement, TBC is liable for 37.5% of costs these incurred by ABI for the Maine Sites.

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

ABI has made demands against its insurance carriers to provide defense and indemnity for ABI’s liabilities at the CERCLA Sites and the state-supervised sites in Maine as well as the Olin Site with respect to the previous supervision of that site by the Massachusetts Department of Environmental Protection. An agreement was executed by ABI and its carriers regarding the payment of the defense costs for the Olin Site. ABI has reached agreements with four of its insurance carriers whereby the carriers have reimbursed the Company $6.5 million for past and current environmental claims and ABI shared 37.5% of the amount of that reimbursement with TBC pursuant to the TBC Agreement. Included in this insurance reimbursement is a payment of $4.6 million by one carrier in December 2005. Another carrier has agreed to reimburse the Company for 2.5% of the Company’s liabilities regarding the future environmental expenses related to the Olin Site, $159 thousand of which was reimbursed through December 31, 2011 and 37.5% of the amount of that reimbursement was shared with TBC pursuant to the TBC Agreement. ABI and one of its insurance carriers continue to discuss ABI’s remaining demands for insurance coverage for these sites.

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

In connection with the transfer of ABI’s Trenton, NJ tile plant to Congoleum in 1993, the Company entered an administrative consent order with the New Jersey Department of Environmental Protection (“NJDEP”) for any environmental remediation the state may require at that location. Pursuant to the contribution in 1993 of the Company’s former tile division to Congoleum, Congoleum assumed liability for the cost of cleaning up the site. NJDEP required the Company to establish a Remediation Trust Fund of $349 thousand as a financial assurance for meeting its funding obligation at that location. Even with this financial assurance to NJDEP, the Company still remains contingently liable in the event that Congoleum fails to perform or fund any required remediation relating to this site.

The outcome of these matters could result in significant expenses incurred by, or judgments assessed against, the Company, which could have a material adverse effect on the business, results of operations and financial position of the Company.

As of December 31, 2011 and 2010, ABI recorded each year a reserve of $8.6 million and $8.3 million, respectively, which represent probable and reasonably estimable amounts to cover the anticipated remediation costs described above based on facts and circumstances known to the Company. The Company has also recorded a receivable of $3.3 million and $3.2 million as of December 31, 2011 and 2010, respectively, for ABI’s estimable and probable recoveries for the contingencies described above. These projects tend to be long-term in nature, and these assumptions are subject to refinement as facts change. As a result, it is possible that the Company may need to revise its recorded liabilities and receivables for environmental costs in future periods resulting in potentially material adjustments to the Company’s earnings in future periods. The Company closely monitors existing and potential environmental matters to consider the reasonableness of its estimates and assumptions.

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

The components of (loss) income from continuing operations before the provision for (benefit from) income taxes and other items for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Domestic	$(3,512)	$3,548
Foreign	2,045	610

	$(1,467)	$4,158

Significant components of the (benefit from) provision for income taxes for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Current:
Federal	$(685)	$512
Foreign	218	769
State	10	315
Total current	(457)	1,596

Deferred:
Federal	–	–
Foreign	643	(1,724)
State	–	–
Total deferred	643	(1,724)
	$186	$(128)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory tax rate to the effective tax rate of the Company’s tax provision (benefit) for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010

U.S. statutory rate	(34.0)%	34.0%
State income taxes, net of federal benefits	(14.5)	3.7
Foreign tax rate difference	(2.5)	(6.4)
Tax credits	(19.2)	(9.9)
Valuation allowance	82.4	(55.7)
Change in tax liability reserves	3.3	14.6
Expired net operating losses	1.4	17.1
Other	(4.2)	(0.5)

Effective tax rate	12.7%	(3.1)%

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Inventory	$512	$448
Investments	3,300	3,682
Accruals and reserves	1,635	1,642
Environmental reserves	2,479	2,404
Postretirement benefit obligations	4,325	2,814
Depreciation and amortization	873	1,098
Net operating losses and credit carryforwards	3,397	2,150
Total deferred tax assets	16,521	14,238
Less valuation allowance	(12,537)	(9,951)
Net deferred tax assets	3,984	4,287

Deferred tax liabilities:
Depreciation and amortization	2,444	2,514
Postretirement benefit obligations	–	297
Total deferred tax liabilities	2,444	2,811

Net deferred tax asset	$1,540	$1,476

As of December 31, 2011, the Company had state net operating loss (“NOL”) carryforwards of $10.4 million and U.S. federal and state tax credit carryforwards of $1.4 million. The Company’s NOL’s and credit carryforwards have already begun to expire and will continue to expire through 2031. As of December 31, 2011, the Company had foreign NOL carryforwards of $4.2 million, which do not expire. Due to the uncertainty surrounding the realization of the Company’s domestic deferred tax assets and as a result of cumulative losses from its U.S. operations in recent years, the Company has provided a full valuation allowance against the Company’s domestic deferred tax assets. The valuation allowance related to these domestic deferred tax assets increased by $2.6 million during 2011.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The Company did not recognize any taxes in connection with the loss of its ownership interest in Congoleum (see Note 1), with the exception of a $55 thousand benefit that offset a 2007 capital gain. Such a loss is a capital loss, which can only be realized against capital gains. A benefit for the capital loss can be carried back for three years and carried forward for five years; however, the Company does not expect it will have any additional capital gains before the tax benefit from this loss expires. Consequently, a full valuation allowance has been recorded against the deferred tax asset.

As of December 31, 2010, the Company reversed the valuation allowance previously maintained against the AB Canada net deferred tax assets. The Company’s assessment was based upon its cumulative history of earnings before taxes for financial reporting purposes over a three year period and an assessment of its expected future results of operations for the Canadian operations as of December 31, 2010. As a result, the Company recognized net deferred tax assets of $1.5 million for AB Canada. As of December 31, 2011, AB Canada’s net deferred tax assets remained at $1.5 million.

Through December 31, 2011, the Company has not provided U.S. income taxes on approximately $21.3 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

During the year ended December 31, 2010, the Company increased its liability for unrecognized tax benefits by $449 thousand for uncertain tax positions taken in 2010 and prior years. No adjustments were required during 2011. The Company also recorded additional interest and penalty expense of approximately $48 thousand and $184 thousand during 2011 and 2010, respectively, in connection with uncertain tax positions. As of December 31, 2011 and 2010, the Company had $419 thousand and $774 thousand of interest and penalties accrued, respectively. If the tax benefits are ultimately recognized, the effective tax rates in any future periods would be favorably affected by approximately $709 thousand. In addition, it is reasonably possible that during the next twelve month period, the Company’s liability for unrecognized tax benefits could decrease anywhere between zero and approximately $69 thousand relating to the settlement of audits.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of the allowance for uncertain tax positions for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Balance at January 1	$1,559	$1,110
Increase (decrease) for tax positions taken during a prior year	–	401
Increase (decrease) for tax positions taken during the current year	–	48
Decreases relating to settlements	–	–
Decrease resulting from the expiration of the statute of limitations	–	–

Balance at December 31	$1,559	$1,559

The Company’s federal and state income tax returns are subject to examination for all tax years from 2005 to the present. However, the tax years in which losses arose may be subject to audit when such NOL and tax credit carryforwards are utilized to offset taxable income and tax liabilities in future periods. During 2010, AB Canada was audited by the Canadian Revenue Authority (“CRA”) for the years ending 2002 through 2007. In January 2011, the CRA notified AB Canada that certain amounts related to the Company’s management fees and AB Canada’s net operating loss carryforwards of a discontinued operation will be disallowed. In May and June 2011, AB Canada received formal assessments for 2002 through 2007. In June 2011, AB Canada filed notices of objection to the assessments; however, as required by the CRA, AB Canada also made a minimum payment of $2.1 million. The Company intends to vigorously defend its positions. The Company’s estimate of its potential liability is included in its allowance for uncertain tax positions; however, the outcome of the CRA audit is uncertain and therefore, the impact on the financial position and results of operations of the Company cannot be fully determined. If the CRA positions are sustained in full, the Company would recognize additional tax expense of approximately $3.6 million plus interest and penalties for these years.

During 2011 and 2010, the Company made payments for income taxes of $3.1 million and $1.3 million, respectively.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Other Comprehensive Income (Loss)

The Company records unrealized gains and losses on foreign currency translation adjustments and changes in pension liabilities in other comprehensive income. Components of other comprehensive income (loss) for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Foreign currency translation adjustments	$(413)	$997
Defined benefits plan adjustments	(5,259)	(719)
Deconsolidation of Congoleum	–	37,127
Net change in accumulated other comprehensive income	$(5,672)	$37,405

During 2011 and 2010, the Company recorded unrealized losses and gains, respectively, as a result of changes in the exchange rates used to convert Canadian dollars to U.S. dollars. The exchange rates used to translate the Canadian division’s balance sheets as of December 31, 2011 and 2010 were approximately 2% lower and 5% higher, respectively, than the exchange rate used for the prior year end.

During 2011 and 2010, the Company recorded a net adjustment of $5.3 million and $719 thousand, respectively, to accumulated other comprehensive income (“AOCI”) as a result of changes in the funded status of the pension plans of the continuing operations (see Note 7).

The deconsolidation of Congoleum in July 2010 resulted in the elimination from American Biltrite’s consolidated stockholders’ equity of the accumulated deficit attributed to Congoleum, $37.1 million of which was recorded against accumulated other comprehensive income for prior period pension and other benefit plans adjustments (see Note 1).

As of December 31, 2011 and 2010, the components of accumulated other comprehensive loss, net of taxes and noncontrolling interests, were as follows (in thousands):

	2011	2010

Foreign currency translation adjustments	$2,897	$3,310
Pension liability	(10,252)	(4,993)

	$(7,355)	$(1,683)

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2011 and 2010 (in thousands, except share and per share amounts):

	2011	2010
Numerator:
Net (loss) income of continuing operations	$(1,654)	$4,231
Net income of discontinued operation	–	52,938

Net (loss) income attributable to controlling interests	$(1,654)	$57,169
Denominator:
Basic income per share: Weighted-average shares	3,444,762	3,441,431
Dilutive employee stock options	–	4,611
Diluted income per share: Adjusted weighted-average shares and assumed conversions	3,444,762	3,446,042

Net (loss) income per share attributable to controlling interests
Basic
Continuing operations	$(0.48)	$1.23
Discontinued operation	–	15.38

	$(0.48)	$16.61
Diluted
Continuing operations	$(0.48)	$1.23
Discontinued operation	–	15.36

	$(0.48)	$16.59

For the year ended December 31, 2011, 46,034 shares of dilutive employee stock options were excluded from the Company’s diluted earnings per share calculation because their inclusion would be anti-dilutive.

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

On July 1, 2011, July 1, 2010 and August 10, 2010, 3,000, 3,000 and 1,000 options were granted to the Company’s non-employee directors, respectively. The weighted-average grant date fair value of the options was $5.13, $1.95 and $1.69, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2011 and 2010: risk-free interest rate of 3.62%, expected dividend yield of zero percent for each of the two years, volatility factor of the expected market price of the Company’s common stock of 44.3%, and a weighted-average expected life of the options of seven and one-half years. The options granted vested or will vest six months from the grant dates. During 2011 and 2010, ABI recognized expense of $8 thousand and $6 thousand, respectively, for these options.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Option Plans (continued)

The total fair value of ABI options that vested during 2011 and 2010 was $176 thousand and $172 thousand, respectively.

The following tables summarize information about ABI’s stock options:

	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	488,500	$7.88	536,500	$8.14
Granted	3,000	9.68	4,000	3.64
Exercised	(30,300)	6.50	-	-
Expired	(3,000)	14.00	(19,000)	13.85
Forfeited	(5,000)	7.76	(33,000)	8.12

Outstanding at end of year	453,200	7.94	488,500	7.88

Options exercisable at end of year	353,200	$8.39	337,800	$8.62
Available for grant at end of year	399,520		394,520

At December 31, 2011, the Company’s stock price closed at $4.80. Based on this stock price, the aggregate intrinsic values of the Company’s outstanding stock options and vested stock options at December 31, 2011 were $38 thousand and $26 thousand, respectively.

Range of Exercise Price	Outstanding at December 31, 2011	Weighted- Average Exercise Price	Exercisable at December 31, 2011	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

$ 1.34 - $ 4.75	25,500	$3.29	18,700	$3.41	7.3
$ 6.50 - $ 9.80	419,200	$8.15	326,000	$8.59	4.2
$10.97 - $12.00	8,500	$11.52	8,500	$11.52	2.6

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Option Plans (continued)

Stock option information related to nonvested shares for ABI’s stock option plans for the year ended December 31, 2011 was as follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at December 31, 2010	150,700	$3.32
Granted	3,000	5.13
Vested	(50,700)	3.26
Forfeited	(3,000)	3.49

Nonvested at December 31, 2011	100,000	$3.40

The compensation expense the Company will recognize from January 2012 through December 2014 is approximately $340 thousand with respect to the nonvested options outstanding as of December 31, 2011, assuming those options vest in accordance with their terms.

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

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Industry Segments (continued)

Net sales and segment profit provided below relate to the segments of the continuing operations. Intersegment net sales reported below were sales made by the tape and Canadian divisions to Congoleum for the six months ended June 30, 2010. Subsequent to June 30, 2010, the Tape and Canadian divisions continued to sell products to reorganized Congoleum. Net sales to reorganized Congoleum recorded by the Tape Division and AB Canada subsequent to June 30, 2010, through December 31, 2010, totaled $637 thousand and $1.2 million, respectively. During 2011, the Tape Division and AB Canada recorded net sales to reorganized Congoleum of $207 thousand and $2.3 million, respectively.

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

	Years ended December 31
	2011	2010
	(In thousands)
Revenues:
Tape products	$101,158	$98,740
Jewelry	45,749	49,223
Canadian division	61,826	56,433
	208,733	204,396
Sales to Congoleum through June 30, 2010
Tape products	–	(1,248)
Canadian division	–	(1,520)
	–	(2,768)

Total consolidated net revenues	$208,733	$201,628

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Industry Segments (continued)

Approximately 52% and 51% of the Canadian division’s revenues from external customers were for flooring products for 2011 and 2010, respectively. The remaining revenues from the Canadian division’s external customers were from sale of rubber and other industrial products.

	Years ended December 31
	2011	2010
	(In thousands)
Interest expense
Tape products	$55	$78
Jewelry	333	370
Canadian division	111	92
Total segment interest expense	499	540
Corporate	336	382

Total consolidated interest expense	$835	$922

Depreciation and amortization expense
Tape products	$1,990	$2,044
Jewelry	365	353
Canadian division	1,384	1,494
Total segment depreciation and amortization	3,739	3,891
Corporate	604	603

Total consolidated depreciation and amortization	$4,343	$4,494

Segment (loss) profit
Tape products	$(3,814)	$(660)
Jewelry	341	3,538
Canadian division	2,080	1,591
Total segment (loss) profit	(1,393)	4,469
Reconciling items
Corporate expenses	(74)	(240)
Intercompany loss	-–	(71)
Total consolidated (loss) profit from continuing operations before income taxes and other items	$(1,467)	$4,158

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Industry Segments (continued)

Segment profit or loss is before income tax expense or benefit.

	December 31
	2011	2010
	(In thousands)
Segment assets
Tape products	$42,011	$43,894
Jewelry	17,954	17,914
Canadian division	33,406	34,290
Total segment assets	93,371	96,098
Reconciling items
Corporate assets	28,978	30,652
Intersegment accounts receivable	(1,949)	(3,520)
Intersegment profit in inventory	–	–
Intersegment other asset	–	–

Total consolidated assets	$120,400	$123,230

	Years Ended December 31
	2011	2010
	(In thousands)
Additions to long-lived assets
Tape products	$1,044	$714
Jewelry	479	246
Canadian division	1,046	1,041

Total additions to long-lived assets	$2,569	$2,001

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Industry Segments (continued)

	December 31
	2011	2010
	(In thousands)
Long-lived assets by area
United States	$39,914	$41,196
Canada	12,617	12,681
Europe	525	593
Asia	1,891	1,867

Total long-lived assets	$54,947	$56,337

	Years Ended December 31
	2011	2010
	(In thousands)
Revenues from external customers
United States	$122,380	$123,056
Canada	32,226	29,600
Mexico	4,915	3,610
Europe	21,662	19,823
Asia	25,189	22,990
Other	2,361	2,549

Total revenues from external customers	$208,733	$201,628

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

The Congoleum plan of reorganization governs an intercompany settlement and ongoing intercompany arrangements among American Biltrite and its subsidiaries and reorganized Congoleum, pursuant to which American Biltrite and reorganized Congoleum entered into a management services and commercial agreement effective as of July 1, 2010, which agreement has a term of two years. The management services and commercial agreement includes the provision of management services by American Biltrite to reorganized Congoleum and other business relationships substantially consistent with their traditional relationships. For the year ended December 31, 2011 and for the period July 1, 2010 through December 31, 2010, the Company recorded $813 thousand and $400 thousand, respectively, of income for fees under the management services agreement.

American Biltrite Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2011
Net sales	$53,873	$51,241	$52,524	$51,095
Gross profit	13,106	11,559	12,359	11,718
Net income (loss)
Continuing operations	485	(519)	83	(1,703)
Discontinued operation	–	–	–	–
Net income (loss) attributable to controlling interest	485	(519)	83	(1,703)

Net income (loss) attributable to controlling interest per share:
Basic
Continuing operations	$0.14	$(0.15)	$0.02	$(0.49)
Discontinued operation	–	–	–	–
	$0.14	$(0.15)	$0.02	$(0.49)
Diluted
Continuing operations	$0.14	$(0.15)	$0.02	$(0.49)
Discontinued operation	–	–	–	–
	$0.14	$(0.15)	$0.02	$(0.49)
2010
Net sales	$46,631	$50,160	$53,758	$51,079
Gross profit	12,532	13,422	14,036	12,729
Net (loss) income
Continuing operations	(648)	606	2,043	2,230
Discontinued operation	(78)	(549)	53,565	–
Net (loss) income attributable to controlling interest	(726)	57	55,608	2,230

Net (loss) income attributable to controlling interest per share:
Basic
Continuing operations	$(0.19)	$0.18	$0.59	$0.65
Discontinued operation	(0.02)	(0.16)	15.57	–
	$(0.21)	$0.02	$16.16	$0.65
Diluted
Continuing operations	$(0.19)	$0.18	$0.59	$0.65
Discontinued operation	(0.02)	(0.16)	15.54	–
	$(0.21)	$0.02	$16.13	$0.65

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

American Biltrite Inc.

We have audited the accompanying consolidated balance sheets of American Biltrite Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Biltrite Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 29, 2012

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on this evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The management of American Biltrite Inc. assessed the effectiveness of American Biltrite Inc.’s internal control over financial reporting as of December 31, 2011. In making this assessment, the management of American Biltrite Inc. used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, the management of American Biltrite Inc. believes that, as of December 31, 2011, American Biltrite Inc.’s internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

(c) Changes in Internal Controls.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and principal occupation of each director, by class, as of March 16, 2012, together with a statement as to the period during which he has served as a director of the Company

Name (Age)	Business Experience and Other Directorships	Expiration of Present Term

Nominee Directors

Class I

Richard G. Marcus (64)	President and Chief Operating Officer of the Company and a director of the Company since 1982. Executive Vice President of Congoleum from 2010 to 2012 and former Vice Chairman of the Board of Directors of Congoleum from 1994 to 2010. Mr. Marcus’s qualifications to serve on the Board include: extensive experience in the operations of both manufacturing businesses and jewelry distribution. Mr. Marcus has an in depth understanding of all aspects of the Company acquired during his 43 year career, including service as its President for the last 29 years. He also has significant experience in the flooring industry acquired as Congoleum’s Executive Vice President and Vice Chairman for 19 years as well as through involvement with the Company’s former Amtico flooring division.	2012

Name (Age)	Business Experience and Other Directorships	Expiration of Present Term

Leo R. Breitman (71)	Former Chairman and Chief Executive Officer, Fleet Bank-Massachusetts from 1992 to 2004. Director of the Company since 2004. Former Director of: Metris Companies Inc. from September 2004 to December 2005; and Refco, Inc. from January 2005 to January 2006. Mr. Breitman’s qualifications to serve on the Board include: experience as chief executive officer of a leading financial institution and extensive knowledge of the banking industry that includes lending practices, debt refinancing, banking relationships and treasury operations.	2012

Mark S. Newman (62)	Former chairman of the Board from 1995 to 2012 and Chief Executive Officer from 1994 to 2012 of DRS Technologies, Inc., a high technology defense supplier and a wholly owned subsidiary of Finmeccanica S.P.A. (after 2007). Director of the Company since 2010. Director of Business Executives for National Security (BENS) a nationwide non-partisan organization to help enhance the nation's security. Former director of Congoleum from 2000 to 2010 and EFJ, Inc. from 2006 to 2009. Mr. Newman’s qualifications to serve on the Board include: extensive executive management experience and financial expertise as President and Chief Executive Officer of a publicly traded global defense company.	2012

Incumbent Directors

Class II

John C. Garrels III (72)	Former Director, Global Banking, The First National Bank of Boston, a national banking association from 1984 to 1991. Director of the Company since 1977. Mr. Garrels’ qualifications to serve on the Board include: global banking experience including lending, asset/liability management, credit policies and procedures, and treasury functions and his in depth understanding of the Company and its products obtained over the 35 years he has served on the Board.	2013

Name (Age)	Business Experience and Other Directorships	Expiration of Present Term

James S. Marcus (82)	Former General Partner, Goldman, Sachs & Co., investment bankers, from 1964 to 1982. Former Director of Insight Communications Company, Inc. from 2000 to 2005. Director of the Company since 1971. Mr. Marcus’s qualifications to serve on the Board include: extensive experience and knowledge in both finance and investment banking as well as an in depth understanding of the Company and its products resulting from service on the Board for over 42 years.	2013

Roger S. Marcus (66)	Chairman of the Board and Chief Executive Officer of the Company since 1981. Director of the Company since 1982. Chairman of the Board of Directors and Chief Executive Officer of Congoleum from 1993 to 2012. Mr. Marcus’s qualifications to serve on the Board include: extensive experience in the operations of manufacturing businesses including detailed knowledge of the flooring industry resulting from his years leading Congoleum Corporation and the Company’s former Amtico flooring division. Mr. Marcus has an in depth understanding of all aspects of the Company’s business acquired over his 45 year career with the Company, and significant executive management experience as Chief Executive Officer of American Biltrite Inc. for 29 years and Congoleum for 19 years.	2013

Class III

Mark N. Kaplan, Esq. (82)	Of Counsel, Skadden, Arps, Slate, Meagher & Flom LLP, law firm, since 1999. Director of the Company since 1982. Director of: Autobytel Inc.; and Volt Information Sciences, Inc.; Former Director of: Congoleum Corporation ("Congoleum") from 1995 to 2010; DRS Technologies Inc. from 1989 to 2009; and REFAC Technologies Development Corporation from 1967 to 2007. Mr. Kaplan’s qualifications to serve on the Board include: experience and knowledge of the law and legal practice, corporate governance expertise, past management experience, and an in depth understanding of the Company and its products resulting from service on the Board for over 30 years.	2014

Name (Age)	Business Experience and Other Directorships	Expiration of Present Term

William M. Marcus (74)	Executive Vice President and Treasurer of the Company. Director of the Company since 1966. Former director of Aqua Bounty Technologies, Inc. from 1991 to 2010, Congoleum Corporation from 1993 to 2010 and Reebok International Ltd. from 1981 to 1998. Mr. Marcus’s qualifications to serve on the Board include: experience as director of four public companies, knowledge and experience in the areas of employee benefits, pension plan administration, cash management and insurance, and an in depth understanding of the business from a 52 year career at the Company, including 46 years of service as a director.	2014

Kenneth I. Watchmaker (69)	Former Executive Vice President and Chief Financial Officer of Reebok International Ltd. from 1995 to 2006. Former partner at Ernst & Young. Director of the Company since 1995. Director of Global Partners L.P. since 2008. Mr. Watchmaker’s qualifications to serve on the Board include: experience and knowledge in finance, accounting, Securities and Exchange Commission reporting compliance, and corporate internal controls, experience as a partner of a global accounting firm and corporate management experience as Executive Vice President and Chief Financial Officer of a major large public corporation.	2014

Note: Roger S. Marcus and Richard G. Marcus are brothers and are cousins of William M. Marcus. James S. Marcus is not related to Roger, Richard or William Marcus.

EXECUTIVE OFFICERS

The following table sets forth certain information relating to the executive officers of the Company.

Executive Officer (Age)	Position	Executive Officer Since(1)

Roger S. Marcus (66)	Chief Executive Officer of the Company; Chief Executive Officer of Congoleum from 1993 to 2012	1981

Richard G. Marcus (64)	President and Chief Operating Officer of the Company; Executive Vice President from 2010 to 2012 and former Vice Chairman from 1994 to 2010, of Congoleum	1982

William M. Marcus (74)	Executive Vice President and Treasurer of the Company	1966

Howard N. Feist III (55)	Vice President – Finance and Chief Financial Officer of the Company; Chief Financial Officer and Secretary of Congoleum from 1988 to 2012	2000

Michael J. Merkx (45)	Vice President and General Manager, Tape Products Division	2009

Roch Leblanc (55)	Vice President and General Manager, American Biltrite (Canada) Ltd.	2008

Henry W. Winkleman (67)	Vice President, Corporate Counsel, and Secretary of the Company	1989

(1)	All of the Company’s executive officers have held their current positions for more than five years, except for Roch Leblanc and Michael Merkx. Prior to being named an executive officer in 2008, Mr. Leblanc was President and Chief Executive Officer of Advanced Fiber Technologies, Inc. from 2002 to 2007. Prior to being named an executive officer in 2009, Mr. Merkx held the positions of Vice President, General Manager, and Business Director at Avery Dennison Corporation from 2004 to 2009.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, officers and beneficial owners of more than 10% of the outstanding shares of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Based solely upon a review of Forms 3, 4, and 5 furnished to the Company during or in respect of the fiscal year ended December 31, 2011, the Company is not aware of any director or officer of the Company or any beneficial owner of more than 10% of Common Stock who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

CODE OF ETHICS

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

AUDIT COMMITTEE

The Company has a standing Audit Committee composed of independent directors as determined under NYSE Amex’s listing standards and the applicable rules of the SEC. The members of the Audit Committee are Messrs. Kenneth I. Watchmaker (Chairman), John C. Garrels III, and James S. Marcus. The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee as determined under the applicable rules of the SEC. The Audit Committee financial expert is Mr. Kenneth I. Watchmaker, who is an independent director as defined in the NYSE Amex’s listing standards.

ITEM 11.     EXECUTIVE COMPENSATION

The table below sets forth information concerning the compensation earned by or paid to the Chairman of the Board and Chief Executive Officer and the Company’s two other most highly compensated executive officers for services rendered to the Company and its subsidiaries in all capacities during 2011 (the “Named Executive Officers”). The table below also identifies the principal capacity in which each of the Named Executive Officers served the Company at the end of 2011.

Effective as of July 1, 2010, the Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of Congoleum Corporation, the Official Asbestos Claimants' Committee, the Official Committee of Bondholders and the Future Claimants' Representative, dated as of March 11, 2010, as modified (which is referred to in Items 11 and 12 of the Annual Report on Form 10-K as the Congoleum plan of reorganization), was substantially consummated and became effective. Immediately prior to that time, Congoleum was a majority-owned subsidiary of the Company. By operation of the Congoleum plan of reorganization, all equity interests in Congoleum outstanding immediately prior to the effective date of the Congoleum plan of reorganization were cancelled, effective as of July 1, 2010, which resulted in Congoleum no longer being a subsidiary of the Company. Compensation paid to Roger S. Marcus by Congoleum in his capacity as President and Chief Executive Officer of Congoleum during the period in 2010 that Congoleum was a subsidiary of the Company is included in the following table for 2010. Richard G. Marcus did not receive any separately stated compensation from Congoleum for his services as a Vice Chairman of Congoleum during the period in 2010 that Congoleum was a subsidiary of the Company. No compensation was paid to Roger S. Marcus and Richard G. Marcus by Congoleum in their capacities as executive officers or directors of reorganized Congoleum from July 1, 2010 through December 31, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation(4)		Total(5)

Roger S. Marcus(1),(2)	2011	$675,000	–	–	$31,090		$706,090
Chairman of the Board	2010	657,000	$150,000	–	42,399		849,399
and Chief Executive
Officer

Richard G. Marcus(1),(3)	2011	$675,000	–	–	$129,586		$804,586
President and Chief	2010	657,000	$150,000	–	104,469	(3)	911,469
Operating Officer

William M. Marcus(1)	2011	$540,000	–	–	$83,565		$623,565
Executive Vice	2010	526,000	$80,000	–	81,985		687,985
President and
Treasurer

(1)     Roger S. Marcus, Richard G. Marcus and William M. Marcus do not receive any separately stated compensation for their services as directors of the Company, and Roger S. Marcus and Richard G. Marcus did not receive any separately stated compensation for their services as directors of Congoleum during the period in 2010 that Congoleum was a subsidiary of the Company or thereafter.

(2)     As an officer of Congoleum, Roger S. Marcus also received “Other Compensation” from Congoleum consisting of matching gifts in the amount of $5,000 in 2010, which amount is included in the amount shown.

(3)     Included in Richard G. Marcus’s All Other Compensation is $28,992 in 2011 and 2010 of imputed interest related to a loan associated with split-dollar life insurance policies. The split-dollar life insurance agreements remain in effect since 2001, although the Company ceased paying premiums under those agreements.

(4)     Includes Company contributions of $3,675 in 2011 and 2010 under the Company’s 401(k) Savings and Investment Plan, on behalf of each individual listed as well as Company paid group term life insurance premiums, imputed interest on the split-dollar life insurance policies, life insurance premiums, personal tax preparation fees, personal use of Company automobiles, country club dues, other club dues, executive medical reimbursement payments, matching gifts from the Company and from 2010 for Congoleum, and spousal travel. The Company paid Mr. Richard G. Marcus personal tax preparation fees in 2011 in the amount of $42,389. No item of All Other Compensation which is a perquisite or personal benefit exceeds the greater of $25,000 or ten percent of the total perquisites for any of the Named Executive Officers other than as reported above.

(5)     No Named Executive Officer received Non-Qualified Deferred Compensation Earnings in 2011 or 2010.

Pursuant to the terms of a personal services agreement between the Company and Congoleum that was in effect during 2010 until terminated by operation of the Congoleum plan of reorganization effective as of July 1, 2010, Mr. Roger Marcus served as the Chairman, President and Chief Executive Officer of Congoleum and, pursuant to that agreement, devoted substantially all of his time to his duties in those capacities during normal working hours. The agreement specifically permitted Mr. Roger Marcus to remain as a director and chief executive officer of the Company. The agreement also provided that Mr. Richard Marcus serve as Vice Chairman of Congoleum. The agreement further provided that in exchange for the services of Messrs. Roger and Richard Marcus, Congoleum paid the Company annually: (i) a personal services fee of $500,000 (which was subject to reduction in the event of termination of either Mr. Roger Marcus or Mr. Richard Marcus, as provided in the agreement) payable in equal monthly installments and which was subject to annual increases; and (ii) an annual incentive fee as determined by a majority of Congoleum's disinterested directors. For the six months ended June 30, 2010, Congoleum paid $375,000 in personal services fees to the Company. Except as set forth in the above Summary Compensation Table or in the footnotes to that table, neither Mr. Roger Marcus nor Mr. Richard Marcus received any compensation directly from Congoleum in those capacities during 2010.

Pursuant to the Congoleum plan of reorganization, effective as of July 1, 2010, the Company and Congoleum entered into a Management Services and Commercial Agreement (the “MSCA”). Pursuant to the MSCA, Mr. Roger Marcus serves as a director and chief executive officer of Congoleum. The Company's Chief Financial Officer, Mr. Howard Feist III, serves as the chief financial officer of Congoleum.  In addition, the Company's President and Chief Operating Officer, Mr. Richard Marcus, currently serves as an Executive Vice President of Congoleum. Pursuant to the MSCA, substantially all of Mr. Roger Marcus's time, approximately 25% of Mr. Richard Marcus's time, and approximately 50% of Mr. Feist's time, in each case, during normal working hours on a monthly basis, shall be made available to Congoleum.  In consideration for these services, Congoleum was obligated to pay the Company $66,666.67 monthly, which amount will be adjusted annually commencing on July 1, 2011, based on the metropolitan New York Consumer Price Index, as well as an annual incentive fee if and to the extent Congoleum's earnings before interest, taxes, depreciation and amortization, as determined under the MSCA, exceeds certain thresholds.

The independent members of Congoleum’s Board of Directors adopted a resolution on February 9, 2012 authorizing the lead outside director of Congoleum to extend an employment offer to an individual to serve as President and CEO of Congoleum Corporation, and to terminate Roger S. Marcus as President and CEO upon that individual’s acceptance of the employment offer, which acceptance has taken place. ABI has not received notice of early termination of the MSCA or of any termination of the Congoleum offices held by Richard Marcus or Howard Feist or of Roger Marcus’ position as Chairman of Congoleum’s Board of Directors.

For the period July 1, 2010 to December 31, 2010 Congoleum paid $400,000 in personal services fees to the Company. For the year 2011, Congoleum paid $812,800 in personal service fees to the Company. The term of the MSCA expires on July 1, 2012. A further description of the MSCA, including terms in addition to the management services described in this paragraph, is provided under "Certain Relationships and Related Transactions" Report as set forth in Item 12 of this Annual Report on Form 10-K.

The following table sets forth information relating to the outstanding equity awards of the Company as of December 31, 2011, held by each Named Executive Officer. By operation of the Congoleum plan of reorganization, effective July 1, 2010, all equity interests in Congoleum outstanding immediately prior to that date were cancelled, including any options to purchase Congoleum stock held by any Named Executive Officer. No Named Executive Officer other than Mr. Roger Marcus exercised any Company or Congoleum stock option or other equity award during 2011 or 2010. Mr. Roger Marcus exercised a non-qualified Company stock option on 30,000 shares on June 1, 2011 at an exercise price of $6.50 per share. The market value of the shares on the date of exercise was $8.92. The Named Executive Officers do not currently hold any non-option equity awards of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Number of Securities Underlying Unexercised Options/SARS at 12/31/11		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable(1)	Price	Date

Roger S. Marcus	50,000	–	$9.650	05/23/14
	–	20,000	6.500	03/16/18

Richard G. Marcus	50,000	–	9.650	05/23/14
	30,000	20,000	6.500	03/16/18

William M. Marcus	40,000	–	9.650	05/23/14
	24,000	16,000	6.500	03/16/18

(1)	Half of the unexercisable options listed vested on March 16, 2012 and the remaining half will vest on March 16, 2013.
86

OPTIONS EXERCISED

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Roger S. Marcus	30,000	$72,600

Richard G. Marcus	–	–

William M. Marcus	–	–

CHANGE OF CONTROL ARRANGEMENTS

Under the terms of the Company's 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 and further amended on May 6, 2008 (the “1993 Plan”), all outstanding awards granted under that plan that were not previously exercisable and vested will become fully vested and exercisable if: (i) any person (other than an exempt person (as defined in the succeeding sentence)) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities; (ii) during any period of two consecutive years, individuals who at the beginning of that two-year period constitute the entire Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction of the type referred to in clauses (i), (iii) or (iv) of this paragraph) whose election to the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then in office who either were directors at the beginning of that two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board; (iii) the Company's stockholders approve a merger or consolidation of the Company with any other corporation, other than (a) a merger or consolidation which would result in the Company's voting securities outstanding immediately prior to the consummation of that transaction representing 50% or more of the combined voting power of the surviving or parent entity outstanding immediately after the merger or consummation or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (other than an exempt person) acquires 50% or more of the combined voting power of the Company's then outstanding voting securities; or (iv) the Company's stockholders approve a plan of complete liquidation of the Company or an agreement for the sale of all, or substantially all of, the Company's assets (or any transaction having a similar effect). For purposes of the 1993 Plan, an "exempt person" means (a) the Company, (b) any trustee or other fiduciary holding securities under an employee benefit plan of the Company, (c) any corporation owned, directly or indirectly, by the Company's stockholders in substantially the same proportions as their ownership of the Company, or (d) any person or group of persons who, immediately prior to the adoption of the 1993 Plan owned more than 50% of the combined voting power of the Company's then outstanding voting securities. The Named Executive Officers hold unvested options granted under the 1993 Plan as reported in the table entitled “Outstanding Equity Awards at Fiscal Year-End as set forth in this Item 11 of this Annual Report on Form 10-K.

DEFINED BENEFIT PENSION AND PROFIT SHARING PLANS

PENSION PLAN

In addition to the remuneration set forth above, the Company maintains a tax-qualified defined benefit pension plan (the "Pension Plan") for all salaried (non-hourly) employees, including the Named Executive Officers. The Pension Plan provides non-contributory benefits based upon years of service and average annual earnings for the 60 consecutive calendar months in which the participating employee had the highest level of earnings during the 120 consecutive calendar months preceding retirement. Employees compensated on a salaried basis are eligible to participate in the Pension Plan after they complete one year of service.

The compensation used to determine a participant's benefits under the Pension Plan includes such participant's salary (including amounts deferred as salary reduction contributions to any applicable tax-qualified plans maintained under Sections 401(k) or 125 of the Internal Revenue Code of 1986, as amended). The Internal Revenue Service has limited the maximum compensation for benefit purposes to $245,000 in 2011. Salary amounts listed in the Summary Compensation Table are items of compensation included in the earnings used to determine the amount of benefits under the plan. The pension benefits payable under the Pension Plan are subject to an offset for Social Security covered compensation. Social Security covered compensation is the average of the Social Security taxable wage base for the 35-year period ending with the year in which the participant attains Social Security retirement age.

The annual amount of pension payable at the normal retirement date (the first day of the month following attaining age 65 with the completion of five years of service) is 0.5% of the employee's final five year average pensionable earnings up to his Social Security covered compensation, plus 0.9% of any excess over his Social Security covered compensation, multiplied by years of credited service, up to a maximum of 43.75 years. Employees attaining age 55 and 15 years of service may elect early retirement and receive the benefit that would otherwise be payable at his/her normal retirement date, reduced 0.4% for each month that benefit commencement precedes such date.

401(K) PLAN DEFERRED COMPENSATION

The Company maintains the 401(k) Savings Investment Plan (the “401(k) Plan”), a qualified 401(k) plan, to provide tax-advantaged savings vehicles to all employees, including the Named Executive Officers. The Company makes matching contributions to the 401(k) Plan to encourage employees to save money for their retirement. This plan, and the Company's contributions to it, enhances the range of benefits that the Company offers all employees and the Company's ability to attract and retain employees. Under the terms of the 401(k) Plan, qualified employees may defer up to 75% of their eligible pay. The Company's matching contributions to Named Executive Officers under the 401(k) Plan is determined by the level of participation and contribution of each Named Executive Officer and is included in the Summary Compensation Table.

DIRECTORS’ COMPENSATION

The following table sets forth information concerning the fees earned or paid-in cash, the aggregate grant date fair value of awarded stock options computed in accordance with FASB ASC Topic 718 and all other compensation paid or granted to the directors of the Company who are not Named Executive Officers for the year ended December 31, 2011. Directors who are officers and employees of the Company do not receive separately stated compensation from the Company for their services as directors of the Company. For additional information regarding compensation of the Company’s directors in 2011, see below.

Name	Fees Earned or Paid in Cash	Option Awards (1),(2)	Nonqualified Deferred Compensation(3)	All Other Compensation(4)	Total

Kenneth I. Watchmaker	$48,500	$2,564	–	$1,000	$52,064

James S. Marcus	48,500	2,564	–	5,000	56,064

John C. Garrels III	48,500	2,564	–	–	51,064

Mark N. Kaplan	36,500	2,564	–	5,000	46,564

Leo R. Breitman	36,500	2,564	–	4,000	43,564

Mark S. Newman	36,500	2,564	–	–	39,564

(1)     The aggregate grant date fair value of the options awarded in 2011 to each of the directors shown is computed in accordance with FASB ASC Topic 718. The fair value of the options was calculated based on a Black-Scholes option pricing model using the following assumptions: a 0% assumed dividend yield, volatility factor of the expected market price of the Company’s common stock of 44.3%, 3.62% risk free interest rate, and 7.5 years expected life.

(2)     On December 31, 2011, Messrs. Watchmaker, Marcus, Garrels and Kaplan had 5,000 option awards outstanding. Mr. Breitman had 4,500 option awards outstanding and Mr. Newman had 1,500 unvested option awards outstanding.

(3)     The Company accrued interest for Mr. John C. Garrels III on his deferred directors’ compensation at the prime rate at the Bank of America on a quarterly basis. In 2011, the prime rate did not exceed the applicable federal long-term rate by more than 120% in each quarter.

(4)     All Other Compensation includes donations by the Company to qualified charitable organizations pursuant to the Directors Matching Gift Program.

Each director who was not an officer and employee of the Company received $11,500 for the first two Board meetings in 2011, comprised of 50% of his annual director's fee of $15,000 plus a $2,000 meeting fee for each meeting attended. At the May 9, 2011 Board of Directors’ meeting, the Board approved an increase in the annual director’s fee to $50,000 and eliminated the meeting fee. Each director who was not an officer and employee of the Company received $25,000 for the second half of 2011, resulting in a total compensation of $36,500. In addition, each member of the Audit Committee received $3,000 for each Audit Committee meeting attended during 2011. The directors do not receive a fee for telephonic meetings.

Directors may elect to defer the receipt of all or a part of the director fees payable to them by the Company. Amounts so deferred earn interest, compounded quarterly, at a rate equal to the prime rate quoted by Bank of America at the end of each quarter.

Directors are also eligible to have their contributions to qualified charitable organizations matched by the Company in an aggregate amount up to $5,000 per director per year (the “Directors’ Matching Gift Program”).

Pursuant to the Company's 1999 Stock Option Plan for Non-Employee Directors, on July 1, 2011, each director of the Company was granted an option to purchase 500 shares of Common Stock, which options then became fully exercisable on January 1, 2012 in accordance with the terms of that plan.

The Board periodically evaluates the appropriate level and form of compensation for board and committee service by non-employee directors and adopts changes to the level and form of compensation for the provision of these services when it considers a change to be appropriate. Historically, the Company has not retained compensation consultants (and did not do so in 2011) to help the directors determine the amount and form of director and committee member compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mark N. Kaplan, John C. Garrels III, and Kenneth I. Watchmaker were the members of the Compensation Committee of the Board during 2011 and they continue to serve as members of the Compensation Committee, none of whom is or was at any time during 2011 or at any previous time an officer or employee of the Company. Mark N. Kaplan is presently Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP, a law firm. During 2011, the Company retained Skadden, Arps, Slate, Meagher & Flom LLP for a variety of legal matters. The Company has retained Skadden, Arps, Slate, Meagher & Flom LLP during 2012 and proposes to retain the firm during the remainder of 2012.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying text and footnotes, sets forth, as of March 16, 2012 (unless otherwise indicated), (a) the holdings of Common Stock of each director of the Company and of each person nominated for election as a director of the Company at the Meeting, (b) the holdings of Common Stock of each person named in the Summary Compensation Table as set forth in this Item 12 of this Annual Report on Form 10-K and of all executive officers and directors of the Company as a group and (c) the names, addresses and holdings of Common Stock of each person who, to the Company's knowledge, beneficially owns 5% or more of the outstanding Common Stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Common Stock

Directors and Executive Officers

Richard G. Marcus c/o American Biltrite Inc. 57 River Street Wellesley Hills, MA 02481	928,321	(3)(4)(5)(6)	26.2%

Roger S. Marcus c/o American Biltrite Inc. 57 River Street Wellesley Hills, MA 02481	883,720	(3)(4)(7)	25.2

William M. Marcus c/o American Biltrite Inc. 57 River Street Wellesley Hills, MA 02481	377,734	(3)(8)	10.7

Mark N. Kaplan	7,000	(9)*

John C. Garrels III	5,800	(10)*

Kenneth I. Watchmaker	5,000	(10)*

James S. Marcus	5,200	(10)*

Leo R. Breitman	4,500	(10)*

Mark S. Newman	1,500	(10)
91

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Common Stock

All directors and executive officers as a group (13 persons)	2,100,575		55.9%

5% Beneficial Owners, other than persons listed above

Estate of Natalie S. Marcus	25,200	(3)(4)*

Cynthia S. Marcus	9,400	(3)*

Larry Callahan 600 Ashmont Drive St. Louis, MO 63123	524,324	(11)	15.2

Dimensional Fund Advisors, LP Palisades West Building One 6300 Bee Cave Road Austin, Texas 78746	201,292	(12)	5.8

*	Represents beneficial ownership of less than 1% of Common Stock outstanding.

(1)	Addresses are given only for beneficial owners of more than 5% of the Common Stock outstanding.

(2)	Unless otherwise noted, the nature of beneficial ownership is sole voting and/or investment power.

(3)	As of the date shown, these shares were among the 2,025,975 shares, or approximately 55.1%, of the outstanding Common Stock beneficially owned by the following persons who have in the past taken, and may in the future take, actions which direct or cause the direction of the management of the Company and the voting of their shares of Common Stock in a manner consistent with each other, and who therefore may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5 thereunder: Estate of Natalie S. Marcus, Richard G. Marcus, Roger S. Marcus, William M. Marcus and Cynthia S. Marcus (c/o American Biltrite Inc., 57 River Street, Wellesley Hills, MA 02481).

(4)	The Estate of Natalie S. Marcus has voting and investment power over 20,200 shares of the outstanding Common Stock. The Estate of Mrs. Marcus has the right to acquire 5,000 shares, which are issuable upon exercise of options currently exercisable (or exercisable within 60 days.) Roger S. Marcus and Richard G. Marcus are co-executors of the Estate of Natalie S. Marcus and have shared voting and investment power to vote the 20,200 outstanding shares of Common Stock. Roger S. Marcus and Richard G. Marcus have shared power to exercise the 5,000 stock options.
92

(5)	Richard G. Marcus has sole voting and investment power over 665,121 shares of the outstanding Common Stock. Mr. Marcus is also a co-trustee with Roger S. Marcus over 148,000 shares. Mr. Marcus also has the right to acquire 90,000 shares, which are issuable upon exercise of options currently exercisable (or exercisable within 60 days). Richard G. Marcus is a co-executor of the Estate of Natalie S. Marcus and shares voting and investment power with his co-executor Roger S. Marcus over the 20,200 shares of outstanding Common Stock held in that estate. Mr. Marcus, as co-executor of the Estate of Natalie S. Marcus, has shared power to exercise the 5,000 stock options held in that estate.

(6)	Richard G. Marcus's wife, Beth A. Marcus, owns 30,086 shares, of which shares Mr. Marcus disclaims beneficial ownership.

(7)	Roger S. Marcus has sole voting and investment power over 650,520 shares of the outstanding Common Stock. Mr. Marcus is also a co-trustee with Richard G. Marcus over 148,000 shares. Mr. Marcus also has the right to acquire 90,000 shares, which are issuable upon exercise of options currently exercisable (or exercisable within 60 days). Roger S. Marcus is a co-executor of the Estate of Natalie S. Marcus and shares voting and investment power with his co-executor Richard G. Marcus over the 20,200 shares of outstanding Common Stock. Mr. Marcus, as co-executor of the Estate of Natalie S. Marcus, has shared power to exercise the 5,000 stock options held in that estate.

(8)	William M. Marcus has sole voting and investment power over 305,734 shares of the outstanding Common Stock. Mr. Marcus also has the right to acquire 72,000 shares, which are issuable upon exercise of options currently exercisable (or exercisable within 60 days). William M. Marcus's wife, Cynthia S. Marcus, owns 9,400 shares.

(9)	Mark N. Kaplan has sole voting and investment power over 2,000 shares of the outstanding Common Stock. Mark N. Kaplan has the right to acquire 5,000, shares which are issuable upon exercise of options currently exercisable (or exercisable within 60 days).

(10)	Messrs. John C. Garrels III and James S. Marcus have sole voting and investment power over 800 and 200 shares of the outstanding Common Stock, respectively. Messrs. John C. Garrels III, James S. Marcus and Kenneth I. Watchmaker each have the right to acquire 5,000 shares, which are issuable upon exercise of options currently exercisable (or exercisable within 60 days). Mr. Leo R. Breitman has the right to acquire 4,500 shares that are issuable upon exercise of options currently exercisable (or exercisable within 60 days). Mr. Mark S. Newman has the right to acquire 1,500 shares that are issuable upon exercise of options currently exercisable (or exercisable within 60 days).

(11)	As of November 30, 2009, and based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on December 9, 2009, which has not been since amended, and in which, Mr. Callahan reported beneficial ownership of 524,324 shares of Common Stock as of November 30, 2009.

(12)	As of December 31, 2011 and based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2012. According to that Schedule 13G/A, Dimensional Fund Advisors LP (“Dimensional”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively, the “Funds”). In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. According to the Schedule 13G/A, all securities reported in that Schedule 13G/A are owned by the Funds and Dimensional disclaims beneficial ownership of such securities.
93

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	453,200	$7.94	399,520
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	453,200	7.94	399,520	(1)

(1)	Includes 337,520 shares of Common Stock available for issuance under the Company’s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 and further amended on May 6, 2008. In addition to stock options, awards under that plan, may take the form of stock appreciation rights (SARs), limited SARs, restricted stock, restricted stock units and other stock awards specified in the plan. If such awards are granted, they will reduce the number of shares of Common Stock available for issuance pursuant to future stock option awards under that plan.
94

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2011, the Company retained the services of the law firm Skadden, Arps, Slate, Meagher & Flom LLP for a variety of legal matters. The Company has retained Skadden, Arps, Slate, Meagher & Flom LLP during 2012 and proposes to retain that firm during the remainder of 2012. Mr. Mark N. Kaplan, a director of the Company, is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP. In addition, Mr. Mark Kaplan was also a director of Congoleum from 1995 until June 30, 2010, and served on the Compensation Committee of Congoleum until June 30, 2010.

The Company and Congoleum employ certain immediate family members of the Company's executive officers.  Except as noted in the next sentence, in no case did compensation paid to any of these individuals exceed $120,000 in 2011. During 2011, the Company employed the son of Richard G. Marcus, the Company’s President and Chief Operating Officer, as a President of a jewelry division working in a management, sales and product development position with an annual salary plus bonus of $186,000, as well as a Company provided automobile and a 401(k) match.

Roger S. Marcus, the Company's Chairman and Chief Executive Officer, and Richard G. Marcus, the Company's President and Chief Operating Officer, are brothers. Each of them received compensation from the Company during 2011 for services provided by them in their positions with the Company, as further detailed under "Executive Compensation" and "Defined Benefit Pension and Profit Sharing Plans" set forth in Item 11 of this Annual Report on Form 10-K.

Roger S. Marcus has been Chairman of the Board of Directors and Chief Executive Officer of Congoleum since 1993. Richard G. Marcus currently serves as an Executive Vice President of Congoleum and was Vice Chairman of Congoleum from 1994 until June 30, 2010, and the Company's Executive Vice President and Treasurer, William M. Marcus, was a director of Congoleum from 1993 until June 30, 2010.

Mark S. Newman was elected as a director of the Company in August 2010. Mr. Newman previously served as a director of Congoleum from 2000 until June 30, 2010.

On December 31, 2003, Congoleum filed a voluntary petition with the United States Bankruptcy Court for the District of New Jersey (Case No. 03-51524) seeking relief under Chapter 11 of the United States Bankruptcy Code as a means to resolve claims asserted against it related to the use of asbestos in its products decades ago. On August 17, 2009, the United States District Court for the District of New Jersey (the “District Court”) withdrew Congoleum's chapter 11 case from the Bankruptcy Court and assumed authority over the proceedings. Effective as of July 1, 2010, the Congoleum plan of reorganization was substantially consummated and became effective.  The District Court previously had entered an order confirming the Congoleum plan of reorganization on June 7, 2010.

Immediately prior to the effective date of the Congoleum plan of reorganization, Congoleum was a majority-owned subsidiary of the Company. By operation of the Congoleum plan of reorganization, all equity interests in Congoleum outstanding immediately prior to the substantial consummation of the Congoleum plan of reorganization were cancelled effective as of July 1, 2010, including the shares of Congoleum's Class A and Class B common stock then owned by the Company, which resulted in  Congoleum ceasing to be a subsidiary of the Company. Also by operation of the Congoleum plan of reorganization, effective as of July 1, 2010, agreements between the Company and Congoleum then in existence were deemed rejected unless otherwise provided. As a result, among other agreements, the following agreements were effectively terminated:

•	The Joint Venture Agreement, dated as of December 16, 1992, by and among American Biltrite Inc., Congoleum and the other parties thereto, as amended by the Closing Agreement, dated as of March 11, 1993, by and among the same parties;

•	The Personal Services Agreement, dated as of March 11, 1993, by and between American Biltrite Inc. and Congoleum, as amended; and

•	The Business Relations Agreement, dated as of March 11, 1993, by and between American Biltrite Inc. and Congoleum, as amended.

The Joint Venture Agreement had provided for certain rights of indemnification in connection with claims that could be asserted under that agreement. However, any unfunded indemnification claims the Company may have otherwise had or been entitled to assert pursuant to the Joint Venture Agreement are disallowed and rejected under the Congoleum plan of reorganization. The Personal Services Agreement provided for the provision by the Company of management services of certain of the Company's executive officers to Congoleum. The Business Relations Agreement provided for certain commercial arrangements between the Company and Congoleum.

Pursuant to the terms of a Personal Services Agreement, Mr. Roger Marcus served as the Chairman, President and Chief Executive Officer of Congoleum and Mr. Richard Marcus served as Vice Chairman of Congoleum, in consideration for certain payments from Congoleum to the Company which for the period from January 1, 2010 to June 30, 2010 totaled $375,000. A further description of the terms of the personal services agreement is provided under "Executive Compensation" set forth in Item 11 of this Annual Report on Form 10-K.

Pursuant to the terms of the Business Relations Agreement before June 30, 2010 and the MSCA after June 30, 2010 (i) the Company had the right to purchase Congoleum's vinyl and vinyl composition tile at a price equal to the lower of 120% of Congoleum's fully absorbed manufacturing costs for such tile and the lowest price paid by any of Congoleum's other customers and the exclusive right and license (including the right to sublicense) to distribute such tile in Canada, subject to Congoleum's right to make direct sales in Canada, and (ii) Congoleum had the non-exclusive right to purchase floor tile and urethane from the Company at a price equal to the lower of 120% of the Company's fully absorbed manufacturing costs for such products and the lowest price charged by the Company to any of its other customers. For the six months ended June 30, 2010, the Company had purchases of $3,000 from and sales of $2.7 million to Congoleum pursuant to the Business Relations Agreement. Under the Business Relations Agreement before June 30, 2010 and the MSCA after June 30, 2010, Congoleum retained the right to sell directly vinyl and vinyl composition tile in Canada in exchange for a royalty payable to the Company by Congoleum of 50% of Congoleum's standard gross margin on such sales. For the six months ended December 31, 2010, the Company had purchases of $4,000 from and sales of $1.9 million to Congoleum. For the six months ended December 31, 2010, Congoleum paid $465,000 to the Company in royalties for distribution of tile in Canada. For the year ended December 31, 2011, the Company had purchases of $47,000 from and sales of $2.3 million to Congoleum. For the twelve months ended December 31, 2011, Congoleum paid $764,000 to the Company in royalties for distribution of tile in Canada.

Pursuant to the Congoleum plan of reorganization, effective as of July 1, 2010, the Company and Congoleum entered into the MSCA. The term of the MSCA expires on July 1, 2012. The MSCA is administered by disinterested directors of the Board.

Pursuant to the MSCA, Mr. Roger Marcus serves as a director and the chief executive officer of Congoleum and the Company's Chief Financial Officer, Mr. Howard Feist III, serves as the chief financial officer of Congoleum.  In addition, Mr. Richard Marcus serves as an Executive Vice President of Congoleum. Pursuant to the MSCA, substantially all of Mr. Roger Marcus's time, approximately 25% of Mr. Richard Marcus's time, and approximately 50% of Mr. Feist's time, in each case, during normal working hours on a monthly basis, shall be made available to Congoleum.  In consideration for these services, Congoleum is obligated to pay the Company $66,666.67 monthly, which amount will be adjusted annually commencing on July 1, 2010, based on the metropolitan New York Consumer Price Index, as well as an annual incentive fee if and to the extent Congoleum's earnings before interest, taxes, depreciation and amortization, as determined under the MSCA, exceeds certain thresholds. For the twelve months ended December 31, 2011, Congoleum paid $812,800 in personal services fees to the Company.

Pursuant to the MSCA, the Company and Congoleum entered into a license agreement effective July 1, 2010, pursuant to which the Company and Congoleum granted each other license rights to certain of their respective urethane technologies.

Also pursuant to the MSCA, Congoleum provides information technology support and oversight services to the Company for a monthly fee of $6,083, consistent with the scope of services that Congoleum had historically provided the Company prior the effective date of the Congoleum plan of reorganization, and which scope of services may be changed by mutual agreement of the Company and Congoleum.

Pursuant to terms of a licensing agreement between the Company's subsidiary, American Biltrite (Canada) Ltd. ("ABI (Canada)"), and Congoleum, Congoleum granted a license to ABI (Canada) for use of Congoleum's technology to manufacture non-PVC flooring products. The licensing fee ranges from 3% to 5% of sales. Based on development costs incurred by ABI (Canada), royalties became due and payable when royalties owed Congoleum exceeded $100,000. ABI (Canada) paid Congoleum $77,000 for licensing fees under this arrangement in 2011. The Congoleum plan of reorganization amended this licensing agreement to provide that its term expire on July 1, 2012.

In addition, from time to time, the Company and Congoleum make joint purchases of goods or services in order to benefit from their combined purchasing power. Costs for such goods or services are allocated ratably between the Company and Congoleum.

The independent members of Congoleum’s Board of Directors adopted a resolution on February 9, 2012 authorizing the lead outside director of Congoleum to extend an employment offer to an individual to serve as President and CEO of Congoleum Corporation, and to terminate Roger S. Marcus as President and CEO upon that individual’s acceptance of the employment offer, which acceptance has taken place. ABI has not received notice of early termination of the MSCA or of any termination of the Congoleum offices held by Richard Marcus or Howard Feist or of Roger Marcus’ position as Chairman of Congoleum’s Board of Directors.

The independent members of Congoleum’ Board of Directors adopted a resolution on February 9, 2012 authorizing the lead outside director of Congoleum to extend an employment offer to an individual to serve as President and CEO of Congoleum Corporation, and to terminate Roger S. Marcus as President and CEO upon that individual’s acceptance of the employment offer, which acceptance has taken place. ABI has not received notice of early termination of the MSCA or of any termination of the Congoleum offices held by Richard Marcus or Howard Feist or of Roger Marcus’ position as Chairman of Congoleum’s Board of Directors.

The foregoing descriptions of the Company's agreements with Congoleum are summaries and are qualified in their entirety by the terms of the agreements. Copies of the Joint Venture Agreement, Personal Services Agreement, Business Relations Agreement and MSCA are filed with the SEC and may be obtained at the SEC’s website at www.sec.gov.

The Company has policies and procedures for the review, approval and ratification of related person transactions that are required to be reported under Regulation S-K, Item 404(a) under the Exchange Act. As part of these policies and procedures and pursuant to the charter for the Company's Audit Committee, the Audit Committee is responsible for reviewing and providing oversight of related person transactions. In addition, the Company's written corporate policies provide policies and procedures regarding conflicts of interests that the officers or employees may have with regard to the Company. Other aspects of the Company's policies and procedures for the review, approval and ratification of related person transactions are not contained in a formal writing but have been communicated to, and are periodically reviewed with, the Company's directors and executive officers.

Generally, prior to a director or executive officer entering into a related person transaction with the Company, the facts and circumstances pertaining to the transaction, including any direct or indirect material interest the director or executive officer or his or her immediate family members may have in the transaction, must be disclosed to the Audit Committee members and the Board. When a proposed related person transaction is submitted to the Board, the Board will decide whether to authorize the Company to enter into the proposed transaction. If a director has a personal interest in the proposed transaction, he or she may not participate in any review, approval or ratification of the proposed transaction. In their review of the proposed related person transaction, the Audit Committee and Board consider relevant facts and circumstances, including (if applicable): the benefits to the Company; the impact on a director's independence in the event the person in question is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties. Related person transactions are approved only if, based on the facts and circumstances, they are in, or not inconsistent with, the best interests of the Company and its shareholders, as the Board determines in good faith.

The Company monitors and periodically inquires of its directors and executive officers as to whether they may have any direct or indirect material interest in a related person transaction with the Company, and the Company's written corporate policies require its employees and officers to report to the Company's management conflicts of interest they may have with regard to the Company.

All applicable related person transactions described above were reviewed and approved or ratified in accordance with our policies and procedures described above.

Natalie S. Marcus, who was a director of the Company and who died in January 2011, and now the estate of Natalie S. Marcus, Richard G. Marcus, Roger S. Marcus, William M. Marcus and his wife, Cynthia S. Marcus, together beneficially own approximately 55.1% of the outstanding Common Stock as of March 16, 2012. These persons have identified themselves as persons who have in the past taken, and may in the future take, actions which direct or cause the direction of the management of the Company, and their voting of shares of Common Stock in a manner consistent with each other. Accordingly, these individuals may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5 thereunder.

SUPPLEMENTAL INFORMATION

On December 31, 2003, Congoleum filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Roger S. Marcus, Richard G. Marcus and Howard N. Feist III were executive officers of Congoleum at the time of such filing and continue to serve as executive officers of Congoleum. Also, Roger S. Marcus, Richard G. Marcus, William M. Marcus, Mark N. Kaplan and Mark S. Newman were directors of Congoleum Corporation at the time of such filing and continued to serve in those capacities until June 30, 2010 (other than Roger S. Marcus who continued as director of Congoleum).

DIRECTOR INDEPENDENCE

The Company applied the independence standards of the NYSE Amex. Pursuant to the NYSE Amex independence standards, the Company’s Board of Directors has determined that the following six of its directors are independent: Leo R. Breitman, John C. Garrels III, Mark N. Kaplan, James S. Marcus, Kenneth I. Watchmaker and Mark S. Newman. In determining Mr. Kaplan's independence, the Board considered Mr. Kaplan's Of Counsel status with the law firm Skadden, Arps, Slate, Meagher & Flom LLP, which firm the Company retained for a variety of legal matters in 2011 and 2010 and proposes to retain during the remainder of 2012.

The Company has a standing Compensation Committee consisting of three members, each of whom is an independent director as determined under the NYSE Amex listing standards. The Compensation Committee met one time during 2011. The members of the Compensation Committee are Messrs. Mark N. Kaplan (Chairman), John C. Garrels III, and Kenneth I. Watchmaker. The Company has a standing Audit Committee composed of independent directors as determined under NYSE Amex’s listing standards and the applicable rules of the SEC. The members of the Audit Committee are Messrs. Kenneth I. Watchmaker (Chairman), John C. Garrels III, and James S. Marcus.

The Company does not have a standing nominating committee or formal procedure for nomination of directors. The Board of Directors believes that this is appropriate in light of the Company’s ownership structure, which includes persons who together beneficially own approximately 54.6% of the outstanding Common Stock as of March 16, 2012 and who have identified themselves as persons who have in the past taken, and may in the future take, actions which direct or may cause the direction of the management of the Company, and their voting of shares of Common Stock in a manner consistent with each other. Accordingly, these individuals may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act and Rule 13d-5 thereunder. In light of the existence of this “group,” the Company is a “controlled company,” as that term is defined in Section 801 of the NYSE Amex Company Guide. As a result of the Company’s status as a “controlled company” it availed itself of an exception to the NYSE Amex rule that generally requires a company whose stock is listed for trading on the NYSE Amex to have director nominations selected or recommended for the board’s selection by either a nominating committee comprised of independent directors or by a majority of the independent directors. All members of the Board of Directors participate in the consideration of director nominees. The Board does not have a policy with regard to the consideration of any director candidates recommended by security holders. The Board of Directors believes that such a policy is not necessary because the directors have access to a sufficient number of excellent candidates from which to select a nominee when a vacancy occurs on the Board and because the Board includes the controlling stockholders of the Company.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has selected Ernst & Young LLP as the Company’s registered independent public accountants to audit the financial statements of the Company for 2011. Information relating to the fees billed to the Company by Ernst & Young LLP for 2010 and 2011 and to Congoleum through June 30, 2010 are as provided below. Fee amounts for Congoleum noted below were paid by Congoleum.

Audit Fees

The aggregate fees and expenses billed by Ernst & Young LLP for professional services rendered for the audit of the financial statements of the Company for 2010 and 2011 and for Congoleum through June 30, 2010 and the reviews of the Company's and Congoleum’s respective quarterly financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company for 2010 and 2011 and for Congoleum through June 30, 2010 were $775,500 and $711,500, respectively ($65,000 in 2010 of such fees were for services provided to Congoleum).

Audit Related Fees

The aggregate 2010 fees and expenses billed to the Company by Ernst & Young LLP for audit related services was $1,680 for the use of Ernst & Young’s on-line accounting research tool. No audit related fees were billed to the Company by Ernst & Young in 2011. No tax fees were billed to Congoleum by Ernst & Young LLP for the six months ended June 30, 2010.

Tax Fees

The aggregate fees and expenses billed in 2010 and 2011 to the Company by Ernst & Young LLP for tax services provided to the Company related to tax compliance assistance for the Company’s foreign branches, tax advice, tax planning and tax return preparation were $132,724 and $24,761, respectively. No tax fees were billed to Congoleum by Ernst & Young for the six months ended June 30, 2010.

All Other Fees

The aggregate fees and expenses billed in 2010 for Congoleum through June 30, 2010 by Ernst & Young LLP for all other services rendered to Congoleum, other than those mentioned above, were related to Congoleum’s tax advice concerning debt instruments and transitioning workpapers and other information to Congoleum’s new auditing firm were $28,000. No other fees and services were billed to the Company in 2010 and 2011.

Fees for services provided by Ernst & Young LLP to Congoleum through June 30, 2010, were approved by Congoleum’s audit committee. The Company’s Audit Committee did not pre-approve Ernst & Young LLP’s fees for services it provided to Congoleum but considered the amounts of such fees paid when making judgments regarding Ernst & Young LLP’s independence. All audit related services, tax services and other services provided by Ernst & Young LLP, other than those provided to Congoleum, were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policies and procedures are to review proposed Ernst & Young LLP audit, audit-related, tax and other services and pre-approve such services specifically described by the Audit Committee on an annual basis. In addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved by the Audit Committee. Pursuant to those policies and procedures, the Audit Committee may delegate to one or more members of the Audit Committee pre-approval authority with respect to permitted services. The Audit Committee did not approve any services described above pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X of the regulations promulgated by the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements and Financial Statement Schedules

(1)	The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2011 and 2010, pages 26 & 27

Consolidated Statements of Operations – Years ended December 31, 2011 and 2010, page 28

Consolidated Statements of Cash Flows – Years ended December 31, 2011 and 2010, page 29

Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2011 and 2010, page 30

Notes to Consolidated Financial Statements, pages 31 through 75

(2)	The following financial statement schedule is included in Item 15(c)

SCHEDULE II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits

The listing of exhibits required under this item is incorporated herein by reference to pages 105 through 110 of this Form 10-K.

(b)	Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c)	Financial Statement Schedule: The required consolidated financial statement schedule is included on page 103 of this Form 10-K.
102

American Biltrite Inc. and Subsidiaries

Schedule II -- Valuation and Qualifying Accounts

Years ended December 31, 2011 and 2010

(In thousands of dollars)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G
Description	Balance at Beginning of Period	Additions			Deductions - Describe	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts -- Describe	Other

2011
Allowances for doubtful accounts and cash discounts	$1,792	$2,447			$2,397(A)	$1,842

2010
Allowances for doubtful accounts and cash discounts	$2,228	$2,768			$3,204(A)	$1,792

(A)  Represents accounts charged off during the year, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BILTRITE INC.
(Registrant)

Date: March 29, 2012	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2012	by: /s/ Roger S. Marcus
Roger S. Marcus, Chairman of the Board, Chief Executive Officer and Director

Date: March 29, 2012	by: /s/ Richard G. Marcus
Richard G. Marcus, President, Chief Operating Officer and Director

Date: March 29, 2012	by: /s/ William M. Marcus
William M. Marcus, Executive Vice President, Treasurer, Chairman of the Executive Committee and Director

Date: March 29, 2012	by: /s/ Leo R. Breitman
Leo R. Breitman, Director

Date: March 29, 2012	by: /s/ John C. Garrels III
John C. Garrels III, Director

Date: March 29, 2012	by: /s/ Mark N. Kaplan
Mark N. Kaplan, Director

Date: March 29, 2012	by: /s/ James S. Marcus
James S. Marcus, Director

Date: March 29, 2012	by: /s/ Mark S. Newman
Mark S. Newman, Director

Date: March 29, 2012	by: /s/ Kenneth I. Watchmaker
Kenneth I. Watchmaker, Director

Date: March 29, 2012	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3 (1) I	Restated Certificate of Incorporation

3 (2) III	By-Laws, amended and restated as of November 7, 2008

4 (1)	Form of stock certificate

10 (1) IV, II	1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (2) VI	First Amendment to the1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (3) V	K&M Associates L.P. Amended and Restated Agreement of Limited Partnership

10 (4) VII	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

10 (5) XVIII	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated December 22, 2010

10 (6) I, II	Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus Irrevocable Insurance Trust of 1990 Dated June 1, 1990

10 (7) I, II	Description of Supplemental Retirement Benefits for Gilbert K. Gailius

10 (8) VIII	American Biltrite 1999 Stock Option Plan for Non-Employee Directors (as in effect prior to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors)

10 (9) VI	American Biltrite Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

10 (10) IX, II	Description of Employment Arrangement for Gilbert K. Gailius

10 (11) X, II	Split-Dollar Agreement dated as of November 20, 2000 by and between American Biltrite Inc. and Howard N. Feist III

Exhibit No.	Description

10 (12) XI	Loan and Security Agreement dated June 30, 2009, by and among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) LTD., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent and the other lenders from time to time party thereto

10 (13) XII	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan prior to March 17, 2008)

10 (14) VI	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10 (15) XII	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan prior to March 31, 2008)

10 (16) VI	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on or after March 31, 2008)

10 (17) XIX	First Amendment to the Loan and Security Agreement dated as July 15, 2009, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent, and the other lenders from time to time party thereto

10 (18) XVI	Amendment No. 2 to Loan and Security Agreement, dated as of March 15, 2010, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent, and the other lenders from time to time party thereto

Exhibit No.	Description

10 (19) XXI	Amendment No. 3 to Loan and Security Agreement, dated as of May 27, 2011, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, in its capacity as agent and for other lenders from time to tome party thereto.

10 (20)	Amendment No. 4 to Loan and Security Agreement, dated as of November 22, 2011 among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, in its capacity as agent and for other lenders from time to tome party thereto.

10 (21)	Amendment No. 5 to Loan and Security Agreement, dated as of February 13, 2012, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, in its capacity as agent and for other lenders from time to tome party thereto.

10 (22) XVII	Management Services and Commercial Agreement, dated as of July 1, 2010, by and between American Biltrite Inc. and Congoleum Corporation

10 (23) XIII	Response Cost Sharing And Alternative Dispute Resolution Agreement, dated as of May 21, 2007, by American Biltrite Inc. and Miller Industries, Inc.

21 (1)	Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation or organization and the name under which each subsidiary does business)

31 (1)	Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31 (2)	Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1) XIV	Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (2) XV	Letter Agreement, dated as of March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (3) XX	Fourth Amended Joint Plan of Reorganization of Congoleum Corporation et al., dated March 11, 2010, as modified, as confirmed by the United States District Court for the District of New Jersey

99 (4) XXII	Press release reporting the voluntary delisting of the Company’s common stock from the NYSE Amex and the voluntary deregistration of the Common Stock

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

____________________________________________________________

*	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity (Deficit), and (v) Notes to Consolidated Financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-k shall not be deemed “filed” or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

I	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1-4773)

II	Compensatory plans required to be filed as exhibits pursuant to Item 15 of Form 10-K

III	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

IV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 (1-4773)

V	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1-4773)

VI	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

VII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

VIII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999

IX	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

X	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

XI	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on July 7, 2009

XII	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

XIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on May 21, 2007

XIV	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

XV	Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2007

XVI	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 18, 2010

XVII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on July 8, 2010

XVIII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on December 23, 2010

XIX	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

XX	Incorporated by reference to the Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 11, 2010

XXI	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on June 6, 2011

XXII	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on January 9, 2012

