Form 10-K/A
period 2011-12-31
AMERICAN BILTRITE INC
filed 2012-04-10
CIK 4611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

American Biltrite Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 29, 2012, for the sole purpose of furnishing corrected XBRL Interactive Data Files (“XBRL Files”). Due to an error by a third party financial printer, the XBRL Files furnished with the Original Filing contained inaccuracies in the financial statement headers preceding the Company’s Consolidated Balance Sheet, Statements of Operations and Statements of Cash Flow. Part IV, Item 15. Exhibits, Financial Statement Schedules of the Original Filing has been amended and restated in its entirety to include as exhibits corrected XBRL Files. Furthermore, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required to be included in this Amendment No. 1 are attached as indicated in the Exhibit Index beginning on page 4 of this Amendment No. 1. Page numbers provided below refer to pages of the original Form 10-K. The financial statements required to be filed in the Company’s Annual Report on Form 10-K were included under Item 8 of the original Form 10-K.

(a)	List of Financial Statements and Financial Statement Schedules

(1)	The following consolidated financial statements of American Biltrite Inc. and its subsidiaries are included in Item 8 of the original Form 10-K:

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

(3)	Listing of Exhibits

The listing of exhibits required under this item is incorporated herein by reference to pages 105 through 110 of the original Form 10-K.

(b)	Exhibits: The required exhibits are filed herewith or incorporated by reference following the required Exhibit Index.

(c)	Financial Statement Schedule: The required consolidated financial statement schedule is included on page 103 of the original Form 10-K.

2

SIGNATURE

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2012	by: /s/ Howard N. Feist III
Howard N. Feist III, Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3 (1) I	Restated Certificate of Incorporation

3 (2) III	By-Laws, amended and restated as of November 7, 2008

4 (1) *	Form of stock certificate

10 (1) IV, II	1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (2) VI	First Amendment to the1993 Stock Award and Incentive Plan as Amended and Restated as of March 4, 1997

10 (3) V	K&M Associates L.P. Amended and Restated Agreement of Limited Partnership

10 (4) VII	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated as of January 1, 2006

10 (5) XVIII	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of K&M Associates L.P., dated December 22, 2010

10 (6) I, II	Split-Dollar Agreement dated as of December 20, 1996 by and between American Biltrite Inc. and The Richard G. Marcus Irrevocable Insurance Trust of 1990 Dated June 1, 1990

10 (7) I, II	Description of Supplemental Retirement Benefits for Gilbert K. Gailius

10 (8) VIII	American Biltrite 1999 Stock Option Plan for Non-Employee Directors (as in effect prior to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors)

10 (9) VI	American Biltrite Amended and Restated 1999 Stock Option Plan for Non-Employee Directors

10 (10) IX, II	Description of Employment Arrangement for Gilbert K. Gailius

10 (11) X, II	Split-Dollar Agreement dated as of November 20, 2000 by and between American Biltrite Inc. and Howard N. Feist III

Exhibit No.	Description

10 (12) XI	Loan and Security Agreement dated June 30, 2009, by and among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) LTD., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent and the other lenders from time to time party thereto

10 (13) XII	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan prior to March 17, 2008)

10 (14) VI	Form of Stock Option Agreement for American Biltrite Inc.'s 1993 Stock Award and Incentive Plan, as amended and restated as of March 4, 1997 (for awards issued under the plan on and after March 17, 2008)

10 (15) XII	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan prior to March 31, 2008)

10 (16) VI	Form of Stock Option Agreement for American Biltrite Inc.'s 1999 Stock Option Plan for Non-Employee Directors (for awards issued under the plan on or after March 31, 2008)

10 (17) XIX	First Amendment to the Loan and Security Agreement dated as July 15, 2009, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent, and the other lenders from time to time party thereto

10 (18) XVI	Amendment No. 2 to Loan and Security Agreement, dated as of March 15, 2010, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wachovia Bank, National Association, a national banking association, in its capacity as issuing bank, and Wachovia Bank, National Association, a national banking association, in its capacity as agent, and the other lenders from time to time party thereto

Exhibit No.	Description

10 (19) XXI	Amendment No. 3 to Loan and Security Agreement, dated as of May 27, 2011, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, in its capacity as agent and for other lenders from time to tome party thereto

10 (20) *	Amendment No. 4 to Loan and Security Agreement, dated as of November 22, 2011 among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, in its capacity as agent and for other lenders from time to tome party thereto

10 (21) *	Amendment No. 5 to Loan and Security Agreement, dated as of February 13, 2012, among American Biltrite Inc., Ideal Tape Co., Inc., K&M Associates L.P., American Biltrite (Canada) Ltd., Ocean State Jewelry, Inc., Majestic Jewelry, Inc., 425 Dexter Associates, L.P., American Biltrite Far East, Inc. and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, in its capacity as agent and for other lenders from time to tome party thereto

10 (22) XVII	Management Services and Commercial Agreement, dated as of July 1, 2010, by and between American Biltrite Inc. and Congoleum Corporation

10 (23) XIII	Response Cost Sharing And Alternative Dispute Resolution Agreement, dated as of May 21, 2007, by American Biltrite Inc. and Miller Industries, Inc.

21 (1) *	Subsidiaries of the Registrant (including each subsidiary's jurisdiction of incorporation or organization and the name under which each subsidiary does business)

31 (1) **	Certification of the Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31 (2) **	Certification of the Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description

32 *	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (1) XIV	Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (2) XV	Letter Agreement, dated as of March 18, 2008, amending the Settlement and Policy Buyback Agreement and Release, dated as of April 25, 2006, by and among Congoleum Corporation, the Plan Trust, American Biltrite Inc. and Travelers Casualty and Surety Co., formerly known as The Aetna Casualty and Surety Company, and St. Paul Fire and Marine Insurance Company

99 (3) XX	Fourth Amended Joint Plan of Reorganization of Congoleum Corporation et al., dated March 11, 2010, as modified, as confirmed by the United States District Court for the District of New Jersey

99 (4) XXII	Press release reporting the voluntary delisting of the Company’s common stock from the NYSE Amex and the voluntary deregistration of the Common Stock

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

_____________________________________________________________

*	Exhibit filed with the original Form 10-K
**	Furnished herewith

Attached as Exhibits 101 to this Amendment No. 1 on Form 10-K/A are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity (Deficit), and (v) Notes to Consolidated Financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Amendment No. 1 on Form 10-K/A shall not be deemed “filed” or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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
8

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

